Form 10-K
period 1997-03-01
COLDWATER CREEK INC
filed 1997-05-30
CIK 1018005

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 1, 1997             COMMISSION FILE NO. 0-

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          TO

                             COLDWATER CREEK INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                82-0419266
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

       ONE COLDWATER CREEK DRIVE                        83864
           SANDPOINT, IDAHO                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (208) 263-2266
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $43,125,000 as of April 30, 1997, based upon the closing price on the Nasdaq National Market reported for such date. As of April 30, 1997, 10,120,118 shares of the Registrant's $.01 par value Common Stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

================================================================================

                             COLDWATER CREEK, INC.


       ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 1, 1997



                                                          Page
                                                          ----
PART 1

Item 1.      Business..................................      3
Item 2.      Properties................................     23
Item 3.      Legal Proceedings.........................     24
Item 4.      Submission of Matters to a Vote of
             Security Holders..........................     24

PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters...............     28
Item 6.      Selected Financial Data...................     28
Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations................................     30
Item 8.      Financial Statements......................     37
Item 9.      Change in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure................................     38

PART III

Item 10.     Directors and Executive Officers of the
             Registrant................................     38
Item 11.     Executive Compensation....................     38
Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.....................     38
Item 13.     Certain Relationships and Related
             Transactions..............................     38

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K...................     39

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     The following discussion may contain forward looking statements which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Form 10-K.

OVERVIEW

     Coldwater Creek is a specialty direct mail retailer of apparel, gifts and jewelry. The Company currently markets its merchandise primarily through a family of four distinctive catalogs. Coldwater Creek targets well-educated, middle- to upper-income households and seeks to differentiate itself from other retail and catalog operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies coupled with its high customer service standards and efficient order entry and fulfillment operations has allowed it to develop a unique brand identity and strong relationships with its loyal customer base.

     Coldwater Creek focuses on providing extraordinary customer service well above industry standards. All aspects of the Company's operations are designed to provide a superior catalog buying experience as well as strengthen relationships with existing and new customers. Coldwater Creek has made timely investments in its telephone and distribution infrastructure to support its customer service-based strategy. The Company plans to stimulate future growth through a variety of strategic initiatives designed to increase catalog circulation, yield higher customer response rates and expand merchandise offerings. In addition, the Company believes that significant opportunities exist to expand its customer base by targeting new members of existing customer households with additional merchandise offerings and catalog titles.

INDUSTRY OVERVIEW

     The direct marketing industry has experienced substantial growth over the past decade as many retail customers have migrated toward the convenience and service offered by home shopping. According to statistics published by the Direct Marketing Association, between 1990 and 1995, consumer catalog sales volume grew at a rate of 5.5% annually to $38.6 billion in 1995. Additional data published by the Direct Marketing Association estimates that consumer catalog sales will grow to $51.9 billion by 2000. Between 1990 and 1995, catalog sales growth outpaced the growth of traditional retail sales. The Company believes that the catalog industry will continue to experience substantial growth principally due to the convenience and security of shopping at home, the increasing time constraints facing two-career families, the availability and convenience of overnight delivery and favorable demographic trends.

     The direct marketing industry is highly fragmented, with over 7,000 catalog titles currently in circulation, many of which generate limited revenue and profitability. Many smaller catalog companies are facing substantial challenges in the current environment, including declines in profitability due to significant fluctuations in postage, paper and other operating costs and insufficient capital necessary to provide for growth or to access technologically advanced database and customer service systems required in an increasingly competitive market. The Company believes that, as a result of its having developed a large and loyal customer base and its recent investments in infrastructure, it is well positioned to take advantage of emerging market and distribution opportunities not available to smaller catalog companies.

HISTORY AND PHILOSOPHY OF COLDWATER CREEK

     Coldwater Creek was founded on a shoestring budget in 1984 by Dennis and Ann Pence. In its infancy, Coldwater Creek operated out of a small apartment in Sandpoint, Idaho, had one phone line and, through the use of flyers and magazine advertisements, sold approximately fifteen items including binoculars and bird feeders. The Company's first customer database consisted of handwritten customer information on 3x5 index cards. Since its inception, the Company has remained committed to the vision of providing extraordinary customer service and offering high value merchandise as the primary means to develop a loyal customer base. Quick telephone answer speeds and rapid order fulfillment have also been hallmarks of the Company since its founding. As the Company pursued its growth, Dennis and Ann hired individuals who shared their commitment to offering extraordinary customer service.

     The Company believes it is more than just a purveyor of goods. The Company's philosophy is closely aligned with the romance of wide open spaces, the unhurried approach to living and familiarity found in small town settings. Apparel and other merchandise is selected and displayed to promote the Company's philosophy and enhance its image. Merchandise is presented honestly without price inflation in anticipation of planned sales. The merchandise offering has evolved over time away from the Company's original emphasis on nature related gifts to a broader range of merchandise focusing on a casual lifestyle and the needs of its growing customer base.

     The Company believes that its location in a small town setting in the mountains of northern Idaho allows it to draw upon a dedicated, unique workforce that excels in delivering an enjoyable shopping and catalog buying experience to its customers. The Coldwater Creek philosophy is team-oriented, friendly, honest and casual, with a commitment to building a loyal, actively purchasing customer base within a rapidly growing, profitable enterprise.

BUSINESS STRATEGIES

     Coldwater Creek's objective is to become the highest quality service provider in the consumer catalog industry. The Company attributes its success primarily to its ability to execute this customer service objective and to offer a unique assortment of high quality merchandise that appeals to a large, targeted group of existing and new customers. Each of the Company's catalog titles seeks to convey a unique spirit and lifestyle orientation which the Company believes attracts a distinct customer demographic and results in a larger overall customer base. The key elements of the Company's business strategy are set forth below:

Provide Superior Catalog Buying Experience Through Exceptional Customer Service. Offering a superior catalog buying experience through exceptional customer service has been the hallmark of the Coldwater Creek strategy since its inception. The Company believes that consistently providing every customer with prompt, knowledgeable and courteous service as well as rapid order fulfillment increases the Company's ability to attract and retain customers, builds customer loyalty and promotes the purchase of its merchandise by the customer household. The Company's employee training programs, call centers, telephone and management information systems, as well as its order fulfillment and return policy, are all designed to carry out this strategy through adherence to strict operating standards. For example, during fiscal 1996, the Company achieved average telephone answer speeds of 4.4 seconds, abandoned call rates of 0.43%, distribution error rates of 0.17% and shipped 86.4% of in-stock orders within one shipping day of order processing.

Offer a High Quality, Differentiated Merchandise Assortment. Coldwater Creek's catalogs offer a broad assortment of high quality apparel, gifts and jewelry which the Company believes is not commonly found in other consumer catalogs. The Company believes that its customers buy into a relaxed lifestyle, not just clothing and collectibles. The company seeks to differentiate its catalogs through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. The Company's merchandise mix is structured to reflect a uniquely American, relaxed style. In addition, the Company attempts to provide its customers with a dynamic merchandise assortment by regularly test marketing new merchandise and merchandise concepts and updating its merchandise selection frequently. For example, in recent years the Company has shifted its merchandise mix to include a greater percentage of apparel and introduced its own line of private label apparel offerings.

Promote Increased Household Purchasing. The Company attempts to promote purchase relationships with different members of the target customer household. The Company attempts to increase customer retention by increasing the frequency and variety of its catalog mailings, by frequent merchandise turns and through the increased usage of its customer file and purchase analysis. In addition, the Company's marketing efforts are designed to promote additional purchase relationships within each customer household by selectively cross-mailing the Company's other catalog titles to existing customer households based on past merchandise purchases and demographic overlay data. The Company also maintains a Preferred Customer Program which is designed to offer its best customers an enhanced level of customer service including special purchasing and packaging services.

Continue Investment in Infrastructure. The Company is committed to ongoing investment in infrastructure development in order to increase operating efficiency, provide extraordinary customer service and maximize the Company's growth potential. The Company believes that investing in infrastructure in anticipation of customer and sales growth, allows it to maintain operational flexibility to capture strategic or market opportunities, including increased sales volumes and shifts in consumer preferences. During fiscal 1994, fiscal 1995 and fiscal 1996, the Company hired key management personnel and invested $21.3 million in infrastructure improvements. These investments were made to expand the Company's distribution facilities, upgrade its telecommunications systems and install and implement more sophisticated database technologies and management information systems. The Company plans to continue to invest in improving its management information systems, inventory controls and distribution capabilities to support its growth.

Advance the Coldwater Creek Brand. In all aspects of its operations, from catalog design to order fulfillment, the Company is committed to promoting Coldwater Creek as a name that represents a superior catalog purchasing experience. The Company seeks to promote this brand image through its high level of customer service and strict operating standards as well as offering the unique, high quality merchandise assortments in its catalogs. In addition, the

Company believes that increased efforts to develop its private label apparel and expansion of its store-based operations will increase customer awareness of the Coldwater Creek brand. The Company recently launched a national advertising campaign designed to build the Coldwater Creek brand as a name synonymous with exemplary customer service. The advertising campaign commenced in the Fall of 1996 and appeared in such major national publications as Smithsonian Magazine and The New Yorker.

GROWTH STRATEGIES

     Coldwater Creek believes that it has significant opportunities to attract and retain new customers and increase sales through several strategic initiatives including the following:

Increase Catalog Circulation. Coldwater Creek plans to pursue an aggressive mailing strategy designed to attract new customers and to generate additional sales from cross-mailings of the Company's catalogs to existing customer households. The Company also intends to continue its name acquisition and market segmentation program, including the rental of other catalog customer lists and use of the Company's new database technologies to more efficiently analyze existing and prospective customer files in an effort to increase response rates to each mailing. In addition, since the Company's Milepost Four and Spirit of the West catalog titles are at the beginning of their respective life cycles, the Company believes that they have significant opportunities for growth. Circulation of the Company's catalogs has grown at a compound annual growth rate of 49.4% over the last three fiscal years, generating a compound annual growth rate of 65.1% in net sales over the same period.

Expand Merchandise Selection; Increase Page Count of Catalogs. Coldwater Creek believes that an important part of its overall growth strategy involves expanding its merchandise selection and refining its existing assortment with merchandise lines that can leverage the Company's purchase relationship with, and understanding of, the target customer household. The Company regularly evaluates new merchandise in an effort to increase the appeal of its merchandise offerings and expects to increase catalog page counts to accommodate new merchandise in its catalogs. The Company believes that a significant opportunity exists to generate additional sales from existing customer households by expanding the merchandise selection in its existing catalogs.

Introduce New Catalog Titles. Coldwater Creek intends to periodically offer new catalog titles featuring complementary and new merchandise concepts that promote the spirit of Coldwater Creek while allowing the Company to further penetrate distinct segments of the market. The Company's goal is to create catalog titles that leverage information gathered by the Company, including customer characteristics and demographic information, purchase histories and merchandise performance, to capture distinct and increasingly discrete segments of the market. As part of this strategy, the Company recently introduced Milepost Four, its men's apparel and accessory catalog. Based on the successful introduction of this catalog, the Company intends to expand the circulation of Milepost Four during fiscal 1997. The Company is currently evaluating other potential merchandise categories that may be capable of supporting additional new catalog introductions.

Expand International Sales. Coldwater Creek markets its merchandise to customers in Canada and Japan. In fiscal 1996, such sales amounted to less than 7% of total net sales. Based on the initial response to the Company's merchandise in Japan and Canada, the Company believes that a significant opportunity exists to generate additional sales in international markets. To accommodate this growth, the Company employs sales agents who are fluent in foreign languages, including Japanese and French.

Expand Other Distribution Channels. Coldwater Creek is currently pursuing two additional distribution channels for its merchandise: retail stores and the Internet. The Company believes that a small base of retail stores provides a physical presence that helps build Coldwater Creek's brand recognition with prospective and existing customers. The Company's current plans include expanding its retail operations by six to ten stores, in addition to its retail store in Sandpoint, Idaho, in the next five years. All of the Company's stores will be located in areas that have a high volume of tourist traffic and are near destination points such as national parks. This expansion will begin with the opening of the Company's second store in the second quarter of 1997 in Jackson Hole, Wyoming. In addition, the Company has recently developed and posted a home-page on the world-wide web through which potential customers can receive and view general Company and merchandise information, make merchandise inquiries and request a catalog. The Company believes its current order entry, credit approval and distribution capabilities position it to take advantage of on-line ordering of merchandise, if and when such on-line commerce becomes commercially viable.

THE COLDWATER CREEK CATALOGS

     Coldwater Creek currently publishes four primary catalogs, each with a distinct merchandise mix and each designed to appeal to a different segment of the target customer household. The Company's family of catalogs include the following:

Northcountry. First introduced in 1985, Northcountry is the Company's most established and highest volume catalog and features the broadest selection of merchandise, including affordable natural fiber apparel, jewelry, art and gift items, reflecting a uniquely American spirit and a casual and open lifestyle. The Company believes that Northcountry, its core catalog, has the broadest market appeal and attempts to feature merchandise in Northcountry that has demonstrated the most sustainable life cycles. Most Northcountry items are priced between $15 and $90, generating an average customer order of $112 during fiscal 1996.

Spirit of the West. First introduced in the Fall of 1993, Spirit of the West is the Company's fastest growing catalog. Spirit of the West currently features upscale women's apparel and jewelry, including dresses and coordinates, blouses, shirts, jackets, pants and skirts and high quality, contemporary jewelry. The apparel is office-appropriate, can also serve as weekend-wear and is typically made of linens, silks and cottons. The quality is typically higher than the women's apparel found in the Company's other catalogs. Intended as the Company's premium women's apparel and jewelry catalog, the merchandise selection in Spirit of the West has evolved towards a greater selection of more popular priced merchandise. The Company believes that this new merchandising strategy, coupled with the introduction of a spring edition of Spirit of the West in 1996, contributed significantly to the Company's particularly strong performance during the first nine months of fiscal 1996. Most items are now priced between $30 and $135, generating an average customer order of $211 during fiscal 1996.

Milepost Four. First introduced in the Spring of 1996, Milepost Four is the Company's men's apparel and accessory catalog. Milepost Four is designed to reinforce the household relationship by offering merchandise to the male members of the target customer household. Milepost Four attempts to capitalize on purchases of men's clothing featured in Northcountry and the trend towards "casual Friday" office attire. Coldwater Creek's Milepost Four catalog features, among other things, traditional, natural fiber, casual yet office-appropriate apparel, shoes and accessory items including shirts, shorts, pants, jackets, caps, belts, ties, shoes, socks, watches, and carrying items such as shaving kits and brief bags in varying earth tones and muted but rich colors. Most items are priced between $15 and $110, generating an average customer order of $138 during fiscal 1996.

Ecosong. First introduced in the Fall of 1994, Ecosong features merchandise with environmental, nature and wildlife themes. The merchandise selection in Ecosong currently includes gifts, tee-shirts, sweatshirts and jewelry designed to appeal to the Company's early targeted audience that was drawn to Northcountry's original emphasis on nature related themes. Most Ecosong items are priced between $10 and $50, generating an average customer order of $58 during fiscal 1996. The lower price points are designed to widen the Company's target audience by appealing to a younger customer.

     The Company regularly evaluates the performance of its catalogs and catalog mailings and adjusts its mailings in response to anticipated market demand. In addition, in connection with the holiday buying season, the Company offers a Gifts-to-Go catalog to its customers. The Gifts-to-Go catalog is mailed primarily to the Company's existing customers, consists of merchandise selected from the Company's various catalogs and is not material to the Company's total net sales.

     Coldwater Creek catalogs include full color photographs displaying the merchandise and pricing information and features original artwork or photographs on the cover designed to appeal to the targeted customer of each catalog. Each catalog includes merchandise narratives describing the merchandise and their specifications in a manner designed to stimulate the reader's interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the jewelry and accessories needed to complete an outfit. In certain catalogs, photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills. While in other photographs, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the catalog shopping experience. Further, Coldwater Creek was one of the first catalog companies to show apparel items "off-figure," leaving the customer to decide if an item of merchandise was right for him or her based on the item's inherent style and not how the item looked on a model.

     All catalogs are created and designed by an in-house team of artists, copywriters and editors. From conception to publication, the in-house team uses a collaborative approach to design the catalog, make merchandise display and placement decisions and monitor the overall look, feel and quality of each catalog. The Company also maintains its own in-house photographic studio and regularly contracts with independent photographers for all the Company's photographic needs. These capabilities allow the Company to preserve each catalog's distinctive character and also allow the Company greater control of the catalog production schedule, which the Company believes reduces the lead time necessary to produce catalogs and reduces the costs of preparing pages for printing. These capabilities also provide the Company with greater flexibility and creativity in catalog production and in selecting the merchandise to be included in its catalogs. The Company continually strives to reduce the production time for its catalogs.

DEVELOPMENT OF CUSTOMER BASE AND MARKETING

     As of March 1, 1997, Coldwater Creek had a proprietary mailing list of approximately 3.7 million individuals. The Company believes that building a large and loyal customer base is critical to its growth strategy. Coldwater Creek's various marketing programs and catalog mailings are designed to accomplish the following three goals with respect to the Company's customer base: (i) attract new customers, (ii) generate additional sales from existing customers and (iii) generate sales from additional members of the target customer household. Attracting new customers is principally accomplished through prospecting, using targeted mailings to individuals identified through rented mailing lists, outside marketing information services and the Company's own market segmentation analysis. Generating sales from existing customers and additional members of the target customer household involves using selective, directed mailings of the Company's catalogs based on existing customers' past purchase histories and household demographic and other data.

The Coldwater Creek Customer. Coldwater Creek sells its merchandise primarily to, and has gained a unique understanding of, a set of actively purchasing customers with distinct demographic characteristics. The typical Coldwater Creek customer is a 35 to 65 year old, college educated female and is part of a dual income household with annual income above $50,000. This customer has a strong interest in such areas as culture, the arts, gourmet cooking, and politics. The Company's analysis also indicates that the typical customer has owned his or her home for at least five years. The Company believes that it can leverage its current customer base by targeting other members of the existing customer household with additional catalogs that extend the unique Coldwater Creek experience to such new members and which offer other related merchandise lines. The Company also plans to target customers in foreign markets that share many of the demographic characteristics of its current customer base.

Customer Prospecting; Growth of Mailing List. Coldwater Creek attempts to attract new customers and generate additional sales from existing customer households through targeted direct mailings. During fiscal 1996, Coldwater Creek mailed over 63.5 million copies of three different catalog titles, of which over 50% were mailed to prospective customers. The Company's catalog mailings to prospective customers historically have made a positive contribution to operating income. The Company believes that mailing additional catalog titles to existing customer households produces higher revenue-per-catalog figures than mailing to prospective customers who have no previous relationship with the Company. Since fiscal 1993, the Company has added over 2.0 million individuals to its proprietary mailing list.

     The Company uses its Northcountry catalog as its primary prospecting catalog. The merchandise selection in Northcountry is competitively priced and includes merchandise styles and types reflective of the Company's other catalogs. Customers generally receive additional catalog titles and other mailings based on past purchases, a strategy designed to promote continued merchandise purchases and enhance the Company's understanding of the buying patterns of each customer. In addition, the Company regularly test-markets its catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria specified by the Company. The following table sets forth certain information with respect to the Company's customer base during the fiscal years 1993, 1994, 1995 and 1996, respectively (all figures include international customers):

                                      FISCAL 1993    FISCAL 1994    FISCAL 1995    FISCAL 1996
                                      ------------   ------------   ------------   ------------

      Active Customers                    382,862        493,946        747,234      1,100,051
      Growth in Active Customers               55%            29%            51%            47%
      Average Order                      $     73       $     82       $     97     $      128

Customer Database Management; Customer Segmentation. Coldwater Creek uses a proprietary customer database which stores detailed information on each customer in the Company's customer file, including personal information, demographic data and purchase history. The customer database is updated regularly with information as new transactions are recorded. The database is also supplemented with names of prospective customers obtained through rented and exchanged mailing lists, outside marketing information services and other sources. These lists include other catalog and retail subscription lists and lists of compiled names from businesses offering merchandise in the same broad categories as that of the Company's merchandise. The use of these outside sources for names of additional prospective customers has been and is expected to continue to be a key component of the Company's efforts to attract new customers.

     In fiscal 1996, the Company began using a marketing database system to allow its marketing and merchandising personnel to use more sophisticated and efficient methods of analysis to determine the performance of each catalog mailing. The Company's marketing database system allows the Company to segment its customer base according to many variables and analyze each segment's performance and buying patterns. The resulting information is used to refine the frequency and selectivity of Coldwater Creek's various catalog mailings to maximize the productivity of its mailings. This analysis also enables the Company to strengthen the merchandising of its catalogs through an analysis of product profitability.

Customer Retention Programs. Coldwater Creek currently offers customers who have met certain purchase levels a unique customer service program called the Preferred Customer Program. Services provided under the Preferred Customer Program include correspondence tailored to repeat purchasers, pre-approved credit, preferential status for back-order items, free gift-wrapping and special packaging services, and a single shipping and handling charge for multiple shipments. The program also includes personalized follow-up letters and telephone calls and a preferred shopping program that assists customers in locating and purchasing merchandise not found in the Company's catalogs, including competitors' merchandise. The Company believes the Preferred Customer Program has resulted in higher retention rates and higher average orders per customer. During the next twelve months, the Company expects to expand its Preferred Customer Program to include multiple levels of customized service based on each customer's purchase history. The Company believes that this program, coupled with the Company's other customer service strategies, promotes greater customer loyalty and higher retention rates.

Coldwater Creek Credit Card. Since 1994, the Company has issued its own Coldwater Creek private label credit cards through a bank as part of its customer retention and brand building strategy. The Company's credit card carries the Coldwater Creek name and includes a nature-theme background. The Company believes that, by providing its customers with an available credit line against which purchases of the Company's merchandise may be made, the Coldwater Creek credit card reinforces the purchase relationship with existing customers and promotes additional purchases from these customers. During fiscal 1996, purchases of the Company's merchandise using the Coldwater Creek credit card accounted for 7.2% of net sales. As of March 1, 1997, the Company had approximately 62,000 Coldwater Creek credit card customers. The Company currently relies on third party managerial, administrative, qualification and monitoring services in connection with the operation of its credit card program. During the next twelve months, the Company plans to assume the responsibility for qualifying the Company's credit card customers and may retain additional or alternative third party service providers for credit processing.

MERCHANDISING

     Coldwater Creek's merchandising strategy is to provide a differentiated selection of high quality, casual merchandise which reflects a uniquely American, relaxed lifestyle. The Company markets each of its catalogs with a distinct merchandise mix and each catalog title seeks to convey a unique spirit and lifestyle orientation which the Company believes attracts a distinct customer demographic. All aspects of the Company's merchandising strategy are designed to promote the Company's brand identity and make customers feel that they are not just buying clothing and collectibles, but that they are buying into a relaxed lifestyle. Through its family of four catalogs and retail store operation, Coldwater Creek currently offers over 4,200 different merchandise items with price points ranging from approximately $6.50 to $500.00.

Merchandise Mix. Coldwater Creek's merchandise offerings have both evolved and expanded significantly in recent years. In the early 1990's, the Company's offerings focused more heavily on jewelry and accessories than apparel. By calendar 1995, the Company's apparel offering represented approximately 50% of the Company's net sales with the other two categories representing approximately 25% each. The Company has shifted its merchandise mix towards a greater percentage of apparel as customer inquiries and the Company's market research indicated that the Company's customers were willing to purchase apparel in the styles, of the quality and at the price points selected and offered by the Company. During fiscal 1996, Coldwater Creek introduced a Spring edition of its Spirit of the West women's apparel catalog as well as Milepost Four, its men's apparel catalog. Management believes that as a result of these new catalogs and the initial success that they have achieved, the Company's apparel offering will represent a greater percentage of the Company's total net sales in fiscal 1997 than experienced in fiscal 1996. The Company believes it prices its apparel competitively with apparel offered by other retailers. In addition, the Company believes that, because its apparel merchandise provides a counter cyclical source of revenue, it will become less reliant on sales generated during the holiday buying season.

New Product Introduction. A critical element of the Company's successful merchandising strategy is the dynamic nature of its product assortment. The Company seeks to continually add new merchandise and to refine existing merchandise categories in an effort to promote additional purchases from the target customer households and increase retention rates by responding to customers' changing preferences. The Company expects to increase the page counts of its catalogs to accommodate the introduction of new, related or similar merchandise and merchandise categories. The Company's merchandising personnel continually evaluate the performance of the Company's existing products and make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item as well as plan the introduction and testing of new items. Consequently, the Company's merchandise mix is continually refined as new items are introduced and tested and as items which do not meet the Company's performance standards are replaced.

Private Label Merchandise. The Company recently introduced its own line of private label apparel. Management believes that the Company's commitment to offering a line of high quality, Company-developed apparel is an important element in differentiating its merchandise from other retailers. The Company's design and buying teams work closely together with selected vendors to select color schemes, materials and designs and create an image consistent with the theme for the Company's merchandise offerings. The Company generally is able to exercise greater control of these aspects of the merchandise development process with its private label merchandise than with third party-sourced merchandise. Management plans to expand its private label offerings and believes that such merchandise will represent a larger percentage of total net sales in the future.

Merchandise Sourcing and Vendor Relationships. The Company purchases its merchandise from over 400 vendors. The Company's merchandise acquisition strategy emphasizes relationships with domestic vendors which the Company believes supports its just-in-time inventory management processes, provides for greater quality control and results in faster turnaround times for merchandise reorders. In fiscal 1996, approximately 75% of the Company's merchandise was manufactured in the United States with the remaining portion manufactured in Canada. The Company's buyers work closely with its suppliers to ensure high standards of merchandise quality.

     In addition, Coldwater Creek seeks to offer unique merchandise which the Company believes is not commonly found in other consumer catalogs. Approximately 70% of the merchandise purchased from its vendors is acquired with exclusive rights to the Company's catalog distribution. The Company believes such exclusivity enhances identity of the Coldwater Creek brand and reinforces the uniqueness of the Company's offerings.

     The Company believes it has an excellent relationship with its vendors. No single vendor accounted for more than 6% of total merchandise purchases in fiscal 1996. The Company does not have any long-term or exclusive commitments with any of its vendors.

Alternative Distribution Strategies. The Company employs several alternative distribution strategies in connection with the sale of slow performing, discontinued and discounted catalog merchandise. These strategies include distributing a sale flyer with shipped merchandise, selling such merchandise through the Company's other catalogs, in some cases with price adjustments, and selling such merchandise through the Company's retail stores, as well as outlet stores and warehouse sales.

CUSTOMER SERVICE AND OPERATIONS

     Coldwater Creek believes that its emphasis on extraordinary customer service and customer relations is critical to its ability to expand its customer base and build brand recognition. This customer service focus can be found at every level of operations, including the Company's call center operations, order entry and fulfillment processes, employee and sales agent training programs and merchandise return policy. In addition, the Company's infrastructure investments, such as its investment in telephone and management information systems, have enabled the Company to continue to provide high levels of customer service and adhere to strict operating standards throughout its development.

Call Centers. The Company offers prompt, knowledgeable and courteous order entry services through the use of its toll-free telephone numbers which may be called 24 hours a day, seven days a week to place orders, request a catalog, or make merchandise or catalog inquiries. During fiscal 1996, approximately 86% of the Company's orders were received by telephone with the remaining 14% of its orders received by mail and facsimile. During fiscal 1996, customer calls were answered at an average rate of 4.4 seconds. The Company's abandoned call rate was 0.25%, 0.37% and 0.43% during fiscal years 1994, 1995 and 1996, respectively.

     The Company's two call centers are organized to provide prompt, seamless response to customer calls. The Company recently expanded its telephone system capabilities by opening a new call center in Coeur d'Alene, Idaho, approximately

50 miles from the call center at the Company's headquarters in Sandpoint, Idaho. Backup systems and rerouting capabilities allow the Coeur d'Alene call center to service the Company's entire inbound 1-800 traffic if required by a failure of the Sandpoint system. As the Company grows, the Company expects the majority of calls to be directed to the Coeur d'Alene call center to take advantage of its larger facilities and labor pool, and the facility's extensive rerouting capabilities. The Company's two call centers are equipped with a total of 315 stations, 120 of which are located at the Sandpoint call center and 195 of which are located at the Company's Coeur d'Alene call center. The Company monitors and shifts calls between the two call centers if calls at either center become backlogged. In the event that either center reaches capacity, an all-hands bell sounds throughout the facility, alerting Company personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 1996, the Company handled approximately 2.2 million calls and received approximately 13,039 calls per day during peak sales periods.

Order Entry. The Company uses an integrated management information system which allows telephone orders to be captured on-line and mail orders to be efficiently entered. The Company's system is an on-line transaction processing system which handles all order entry and fulfillment tasks. Specifically, this includes the inputting of mail and telephone orders, credit authorization, order processing and distribution, and shipment. The Company's sales agents process orders directly into the Company's on-line data processing system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. The Company's sales agents are knowledgeable in key merchandise specifications and features, and have ready access to samples of the entire merchandise line, which enables the agents to answer detailed merchandise inquiries from customers on-line. The Company completes telephone orders in approximately three and a half minutes depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with the Coldwater Creek credit card, major credit cards, checks or money orders. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing.

Distribution and Order Fulfillment. The Company believes that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. The Company's customers normally receive their items within three to five business days after shipping, although customers may request overnight delivery for an extra charge.

     Once a customer's telephone order is completed, the Company's computer system prints the order in the Company's distribution center, where it is proofread and all necessary distribution and shipping documents, including customs forms for international orders, are attached to expedite processing. Orders are printed in batches, normally three times a day and more often during peak periods, then prepared, packed and shipped. Shipped orders are bar-coded and scanned and the merchandise, quantity, and ship date are entered automatically into the customer order file for access by sales agents.

     The Company uses a semi-automated picking, packing and shipping system with fifty-six packing stations and seven gift wrapping sections. Gift orders are gift wrapped and handwritten notes accompany each gift as per the customer's instructions. Employees process orders and generate warehouse selection tickets and packing slips for order fulfillment operations. The Company adjusts the number of employees and the processing system to meet variable demand levels, particularly during the peak selling season. To meet increased order volume during the Company's peak selling season, the Company has successfully utilized temporary employees and plans to continue this practice. During fiscal 1996, approximately 56% of all shipments were sent via first class mail through the U.S. Postal Service, the remaining shipments are made through Federal Express and United Parcel Service. Each order is usually charged a shipping and handling fee which is based upon the total order price. In fiscal 1996, the Company shipped approximately 2 million packages.

     The Company recently expanded its distribution facility and capabilities to add approximately 48,000 square feet and a semi-automated system for order processing. The Company believes that this expansion increased its capacity to ship up to approximately 30,000 packages per day.

Employee and Sales Agent Training. The Company's training is designed to instill in each employee a commitment to provide a consistently high level of prompt, knowledgeable and personal service to each customer. The Company reinforces this emphasis with internal programs, including posting customer comments and operating statistics, which are designed to recognize and illustrate exceptional service provided by the Company's personnel. The Company does not maintain a separate customer service department. Instead, each sales agent receives training to allow him/her to handle customer complaints and inquiries, ensuring that a customer does not need to be transferred or placed on hold.

     The Company seeks to create a supportive working environment. When possible, it is the philosophy of the Company to empower line employees to make decisions, reducing the need for several management levels. The Company encourages its sales agents to seek out creative solutions to customer problems and concerns and to remain responsive to each customer's needs. The vision and Company goals emphasizing "customers first" are well communicated throughout the Company and are shared by all employees. This vision drives the training programs for new and existing employees.

     Ongoing employee training at Coldwater Creek addresses professional and personal development. Training for all new employees, including temporary employees, emphasizes serving the customer and seeks to instill in each employee the commitment to deliver the Coldwater Creek experience. Supervisory and management training programs begin at the time of promotion and continue throughout the employee's career. Coldwater Creek provides opportunity for advancement for each employee dependent on his or her skill level, personal effort, and future potential. New sales agents participate in a ten day training program, which includes merchandise and computer system training, mock telephone orders and a mentor system for working with more experienced personnel. Sales agents are monitored to review performance and are retrained periodically on an as-needed basis.

Return Policy. The Company has an unconditional return policy for all of its merchandise under which a customer can return an item for any reason at any time at the Company's expense. The Company believes that its return policy builds customer loyalty and helps overcome a customer's initial reluctance to purchase merchandise from catalogs.

INFORMATION SYSTEMS AND TECHNOLOGY

     The Company has adopted a widely used, state of the art, catalog order processing system as the cornerstone of its software strategy. This system is widely used by leading companies in the direct marketing industry for all order entry and fulfillment tasks, the inputting of mail and telephone orders, credit authorization, order processing and distribution and shipment. In order to provide a key decision support system, the Company recently installed a marketing database system. This system allows customer data to be searched and segmented according to different variables, as well as allowing application of demographic overlays. The system is fully compatible and interfaces with the Company's catalog system to perform monthly batch downloads of ordering information into the database. The Company believes these improvements will help Coldwater Creek improve customer retention through more efficient market modeling and segmentation.

     Coldwater Creek's main hardware platform is the Hewlett Packard 3000 series of computers. The Company believes its recent investments in the HP/3000 processors and the installment of a Northern Telecom telephone switch at each call center provide the Company with a scaleable platform to accommodate future growth.

     The Company's telecommunications system strategy is designed to reduce the risk of telephone delays and capacity constraints. In the event either call center is unable to receive incoming calls due to factors such as natural disasters, equipment or electrical problems or failures, calls are routed to the other call center. If neither center can be accessed, the Company has contracted with its long-distance carriers to redirect incoming calls to sales agents' homes to ensure that uninterrupted service can be provided to its customers.

     The Company's management information system strategy is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. In 1996, the Company installed information systems processors in its Coeur d'Alene center that are largely identical to those in the Sandpoint headquarters. Software implemented in July 1996 renders the system fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of the Sandpoint and Coeur d'Alene centers. The entire process is transparent, within minutes, to the order entry process, such that customers and sales agents in the event of disabled lines, limited power outages or natural disasters are unaware of the rerouting. The Company believes this redundancy reduces the risk of interruption of customer service or other critical operations due to failure of its computing system.

RETAIL STORES

     Coldwater Creek maintains a retail store operation as part of its brand building strategy. In fiscal 1995, the Company leased the entire Cedar Street Bridge, a beautifully renovated covered bridge spanning Sand Creek in Sandpoint, Idaho, and created its first destination shopping environment for the Company's customers. The Company's store at the Cedar Street Bridge is a two level structure with over 14,000 square feet of prime retail space. Over the course of 1995, the Company developed Cedar Street Bridge into a unique Coldwater Creek shopping experience, with separate stores for each of the Northcountry, Spirit of the West, Milepost Four and Ecosong merchandise lines as well as an outlet store. Each store at the Cedar Street Bridge is designed and fixtured different from the others, with basic themes consistent with each catalog's image and customer segmentation. During fiscal 1996, the stores at the Cedar Street Bridge accounted for 3.0% of the total net sales of the Company.

     The Company's Cedar Street Bridge operations leverage the success of the Company's catalog operations by offering, in some circumstances, a greater selection of catalog-based merchandise as well as non-catalog merchandise. The Company's current plans involve the opening of 6 to 10 Coldwater Creek stores at "destination locations" such as near major national parks or other resort areas which the Company believes have the greatest potential for name brand identification, including one such store in Jackson Hole, Wyoming in the second quarter of fiscal 1997. The Company expects its stores to provide an additional source of demand for its catalogs as vacationers visit the stores and become acquainted with the Company's merchandise. In addition, the Company anticipates the peak selling cycle for many of these stores to include the months of June, July, August and September and, as a result, the Company expects this strategy to provide counter cyclical cash flow that may improve overall second quarter performance. The Company is currently evaluating several potential locations and has recently entered into a lease for a store in Jackson Hole, Wyoming, the gateway to Grand Teton and Yellowstone National Parks and a major ski resort.

EMPLOYEES

     As of March 1, 1997, the Company had 398 full-time employees and 453 temporary employees. During the peak selling season, which for the Company includes the months of November and December, the Company utilizes a substantial number of temporary employees, many of whom return year after year. None of these employees are currently covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

TRADEMARKS

     Coldwater Creek(R), Spirit of the West(R) and Ecosong(R) are registered trademarks of the Company. An application has been filed to register the mark Milepost FourTM as a trademark of the Company. The Company believes that its registered and common law trademarks have significant value and that all of its trademarks are instrumental to its ability to create and sustain demand for and market its merchandise.

COMPETITION

     The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. In addition, since fiscal 1995, the Company has offered an increasingly higher volume and percentage of apparel merchandise. With respect to the apparel merchandise offered by the Company, the Company is in direct competition with more established catalog operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of the Company's customers. Any failure on the part of the Company to successfully market its apparel merchandise or compete effectively against such competitors would have a material adverse affect on the Company's growth and could adversely affect the Company's business and results of operations. Many of these competitors are larger and have significantly greater financial, marketing and other resources than the Company. Increased catalog mailings by the Company's competitors may adversely affect response rates to the Company's own catalog mailings. In addition, because the Company sources its merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that the Company's merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While the Company believes that it has been able to compete successfully because of its brand recognition, the exclusivity and broad range and quality of its merchandise, including its private label merchandise offerings, and its extraordinary customer service policies, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's business and results of operations.

RELIANCE ON CATALOG OPERATIONS

     The Company's success depends predominately on the success of its catalog operations, which the Company believes is achieved through the efficient targeting of its mailings, a high volume of prospect mailing, appropriate shifts in the Company's merchandise mix and the Company's ability to achieve adequate response rates to its mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, the Company is not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If, for any reason, the Company were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, the Company's financial condition and results of operations would be adversely affected. In addition, response rates to the Company's mailings and, as a result, revenues generated by each mailing can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which may be outside the Company's control. Further, the Company has historically experienced fluctuations in the response rates to its catalog mailings. Any inability of the Company to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would have a material adverse effect on the Company's results of operations and financial condition.

RISKS ASSOCIATED WITH GROWTH STRATEGY

     The Company's growth strategy primarily includes the following components: increasing catalog circulation, expanding the Company's customer base through aggressive prospect mailings, introducing expanded catalog and merchandise offerings, publishing new catalog titles, expanding international sales and increasing the use of other marketing channels, such as retail stores and the Internet. The Company's growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates. The failure of the Company to successfully implement any or all of its growth strategies would have a material adverse effect on the Company's financial condition an results of operations.

     The Company believes its growth has been attributable in large part to the Company's success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that the Company will be able to continually identify and offer new merchandise that appeals to its customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of the Company's merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the market. Any substantial inability on the part of the Company to sustain the growth of its catalog operations and sales, to maintain its current average order size and response rates, to leverage the success of existing catalog titles to new merchandise lines, catalogs and retail stores or to cross sell the Company's merchandise to different members of the target customer household would have a material adverse effect on the Company's financial condition and results of operations.

     As part of its brand-building strategy, the Company plans to open 6 to 10 additional retail stores over the course of the next five years, including one such store in Jackson Hole, Wyoming in the second quarter of fiscal 1997. To date, the Company has had limited experience operating retail stores and has no experience operating stores outside the vicinity of its headquarters. The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. There can be no assurance that the planned number of stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would have a material adverse effect on the Company's financial condition and results of operations.

     The Company may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of the Company's growth strategies, including its aggressive mailing program, its plans to broaden existing merchandise lines including its private label offerings and its plans to introduce new merchandise, may require additional capital. There can be no assurance that funds will be available to the Company on terms satisfactory to the Company when needed.

ITEM 2.  PROPERTIES

     The principal executive and administrative offices of the Company are located at 1 Coldwater Creek Drive, Sandpoint, Idaho 83864. The telephone numbers of the Company's principal executive and administrative offices is (208) 263-2266. The general location, use and approximate size of the Company's principal properties, all of which, other than the retail stores at the Cedar Street Bridge and in Jackson Hole and the call center at Coeur d'Alene, are owned by the Company, are set forth below:

            FACILITY                                ADDRESS                SIZE
---------------------------------------  ---------------------------  ---------------

Corporate Offices                        1 Coldwater Creek Drive       33,000 sq. ft.
                                         Sandpoint, Idaho  83864
Distribution/Warehousing                 3333 McGhee Road             150,000 sq. ft.
                                         Sandpoint, Idaho  83864
Sandpoint Customer Service Center        2 Coldwater Creek Drive       14,000 sq. ft.
                                         Sandpoint, Idaho  83864
Human Resources Building                 3 Coldwater Creek Drive        3,500 sq. ft.
                                         Sandpoint, Idaho  83864
Cedar Street Bridge Retail Store         334 North First Street        14,000 sq. ft.
                                         Sandpoint, Idaho  83864
Coeur d'Alene Customer Service Center    1201 Ironwood Drive           24,000 sq. ft.
                                         Coeur d'Alene, Idaho  83814
Jackson Hole Retail Store                10 East Broadway              19,000 sq. ft.
                                         Jackson, Wyoming  83001

The Company believes that its properties are adequate to meet its needs in the reasonably foreseeable future. In addition, the Company plans to open a limited number of retail stores.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the financial position or results of operations of the Company.

     The direct response business as conducted by the Company is subject to the merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At a special meeting of the Company's stockholders on January 28, 1997, the stockholders voted unanimously in favor of adopting the Company's Employee Stock Purchase Plan. No other matters were brought to a vote of the Company's stockholders in the fourth quarter of the fiscal year ended March 1, 1997.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Below is a table setting forth the name, age and position of the Company's directors and executive officers:


Name                            Age                 Positions Held
-----------------------------   ---   -----------------------------------------
Dennis Pence                     47   President, Chief Executive Officer, Vice
                                      Chairman of the Board of Directors, and
                                      Director
Ann Pence                        47   Chairman of the Board of Directors and
                                      Director
Donald Robson                    50   Chief Financial Officer, Treasurer,
                                      Secretary and Director
Tony Saulino                     39   Vice President of Operations
Robin Sheldon                    51   Vice President of Merchandising
Mac Morgan                       42   Vice President of Advertising
Karen Reed                       33   Vice President of Catalog Marketing
Robert H. McCall, CPA (1)(2)     51   Director
James R. Alexander (1)           54   Director
Curt Hecker (2)                  36   Director

------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.


     Dennis Pence co-founded the Company in 1984, and has served as President and Chief Executive Officer and as a Director since its incorporation in 1988. Prior to co-founding Coldwater Creek Mr. Pence was employed by Sony Corp. of America from 1975 to 1983, where his final position was National Marketing Manager, Consumer Video Products.

     Ann Pence co-founded the Company in 1984, where she has acted as its Creative Director. Since its incorporation in 1988, she has also served as a Director and as the Chairman of the Board of the Company. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director.

     Donald Robson has served as Chief Financial Officer, Vice President of Finance and Administration, Secretary, Treasurer and as a Director of the Company since January 1995. From 1992 to 1995, prior to joining the Company, Mr. Robson was a Financial Executive Consultant. From 1978 to 1992, Mr. Robson served as Executive Vice President and Chief Financial Officer for Neiman Marcus Stores, a nationally established high-end department store chain and cataloger. His responsibilities included managing the Company's financial operations, information services, merchandise distribution and investment strategies, as well as its substantial credit portfolio, central and store operations, and telemarketing and distribution in the Direct Marketing Division.

     Tony Saulino has served as Vice President of Operations of the Company since March 1993. Tony Saulino joined Coldwater Creek in September of 1992 as Operations Manager. Prior to joining the Company, from 1991 to 1992, Mr. Saulino was the Customer Service Director of Bear Creek Operations, Inc., servicing the Harry & David and Jackson & Perkins catalogs where he managed a seasonal staff of 75-250 employees. From 1988 to 1991, Mr. Saulino served as Customer Service Manager of Current, Inc., a direct marketer of social expression and personalized checks, where he managed a seasonal staff of 100-250 employees.

     Robin Sheldon has served as Vice President of Merchandising of the Company since June 1994. From 1989 to 1994, prior to joining the Company, Ms. Sheldon served as Director of Catalogs and managed development and production of five direct mail catalogs for the National Wildlife Federation where she also served as Senior Merchant from 1988 to 1989. Prior to that, from 1983 to 1988, Ms. Sheldon was President of Robin Clark Designs, Inc., an interior design firm. In 1979, Ms. Sheldon founded, developed and managed The Mixed Bag, an upscale gift catalog business, where she served as President until 1983.

     Mac Morgan has served as Vice President of Advertising of the Company since September 1996 and, prior to that, as Senior Art Director since May 1992. Mr. Morgan was Vice President of Production from 1991 to 1992 of Interlight International, a producer of interactive CDR titles located in Florida. Prior to 1991, Mr. Morgan was Director of Marketing for VistaChrome, Inc./The Printing House, the third largest separator/printer in Florida. From 1980 to 1988 Mr. Morgan served as Senior Vice President of Operations of Homes & Land Publishing Corporation, overseeing a graphics design operation of over 150 employees and 300 retail magazines monthly.

     Karen Reed has served as Vice President of Catalog Marketing of the Company since March 1997. From 1995 to 1997, Ms. Reed was the Director of Circulation and from 1990 to 1995 she was Circulation Manager of Coldwater Creek. Prior to joining the Company, from 1988 to 1990, Ms. Reed served as a Computer Programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities.

     Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994 and since February 1995 has served as Chairman of the Audit Committee and as a member of the Compensation Committee. Since 1981 he has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho, which provided accounting, tax and auditing services to the Company from 1984 to 1993, and has provided a limited amount of other services since that time.

     James R. Alexander has served as a Director since 1994 and is Chairman of the Compensation Committee. He has been an independent consultant for the past 17 years, serving a variety of high ticket mail order companies selling apparel, home decor and gift merchandise. Mr. Alexander currently resides in New York City.

     Curt Hecker has served as a Director since August 1995 and is a member of the Audit Committee. Since August 1995, his principal occupation has been President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho. Prior to Mr. Hecker's employment with Panhandle, he served as Vice President of West One Bank (now U.S. Bank) with which the Company has had its primary banking relationship.

     No executive officer or director of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trading in Coldwater Creek Common Stock commenced on January 28, 1997, and is quoted on The NASDAQ Stock Market's National Market under the symbol "CWTR". Prior to January 28, 1997, Coldwater Creek common stock was not publicly traded. On March 1, 1997, the Company had 1,143 stockholders of record. On March 1, 1997, the Company had 10,120,118 shares of $.01 par value Common Stock.

     The following table set forth the high and low sales prices of Coldwater Creek Common Stock for the period January 28, 1997 through March 1, 1997. The quotations are as reported in published financial sources.

                                     Coldwater Creek
                                      Common Stock
                                --------------------------
                                  High            Low
Calendar Quarters -- 1997
 First Quarter                   $21.87          $15.00

                                DIVIDEND POLICY

     Coldwater Creek does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial and operating data for the five fiscal years in the period ended March 1, 1997 for Coldwater Creek. This selected financial and operating data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8 - Financial Statements" of Coldwater Creek:

                                                                              Fiscal Year Ended (1)
                                                     --------------------------------------------------------------------------
                                                     Feb. 27,    Feb. 26,       March 4,          March 2,         March 1,
                                                       1993        1994           1995              1996             1997
                                                     ---------   ---------   ---------------   --------------   ---------------
                                                                   (in thousands, except per share operating data)
STATEMENT OF OPERATIONS DATA:
  Net sales                                          $ 18,785    $ 31,763          $ 45,223         $ 75,905        $  143,059
  Cost of sales                                         7,712      13,505            19,062           32,786            66,430
                                                     --------    --------          --------         --------        ----------
  Gross profit                                         11,073      18,258            26,161           43,119            76,629
  Selling, general and administrative expense           9,347      12,937            21,502           37,356            64,463
                                                     --------    --------          --------         --------        ----------
  Income from operations                                1,726       5,321             4,659            5,763            12,166
  Interest, net                                            (5)         31                98             (236)             (128)
  Other income (expense)                                  (37)          -                 -               87               (25)
                                                     --------    --------          --------         --------        ----------
  Income before provision for income taxes              1,684       5,352             4,757            5,614            12,013
  Provision for income taxes:
     S Corporation termination                              -           -                 -                -             1,363
     C Corporation                                          -           -                 -                -              (166)
                                                     --------    --------          --------         --------        ----------
  Net income (2)                                     $  1,684    $  5,352          $  4,757         $  5,614        $   10,816
                                                     ========    ========          ========         ========        ==========
PRO FORMA STATEMENT OF OPERATIONS DATA:
  Net income as reported                             $  1,684    $  5,352          $  4,757         $  5,614        $   10,816
  Pro forma provision for income taxes (3)                665       2,114             1,879            2,218             4,929
                                                     --------    --------          --------         --------        ----------
  Pro forma net income                               $  1,019    $  3,238          $  2,878         $  3,396        $    5,887
                                                     ========    ========          ========         ========        ==========
  Pro forma net income per share (4)                                                                   $0.40             $0.66
                                                                                                    ========        ==========
  Pro forma shares outstanding (4)                                                                     8,457             8,881
                                                                                                    ========        ==========
SELECTED OPERATING DATA:
  Net sales growth                                       69.5%       69.1%             42.4%            67.8%             88.5%
  Total catalogs mailed (000s)                         12,273      19,045            31,625           45,868            63,520
  Total active customers (5)                          247,520     382,862           493,946          747,234         1,100,051
  Average order (in dollars) (6)                       $56.26      $72.69            $81.85           $97.16           $128.00

BALANCE SHEET DATA:
  Working capital                                    $  1,857    $  4,095          $    623         $  2,169        $   13,990
  Total assets                                          5,782       9,820            19,032           23,450            61,974
  Long-term debt (net of current maturities)              545         408               248              100                 -
  Stockholders' equity                                  4,086       7,698            11,068           14,525            37,187

----------------------
(1) References to a fiscal year refers to the calendar year in which such fiscal year commences. The Company has a 52/53 week fiscal year that ends on the Saturday closest to February 28. Fiscal 1994 is the only fiscal year presented that consisted of 53 weeks.

(2) For all periods prior to January 28, 1997, the Company has operated as an S corporation and has not been subject to federal and certain state income taxes.

(3) Pro forma income taxes are provided at an assumed 39.5% effective rate, as if the Company had been a C corporation rather than an S corporation for the above periods. Prior to the closing of this offering, the Company's S corporation status was terminated; at that date, the Company provided a non-recurring non-cash charge to earnings to recognize deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). See Notes 1 and 12 of Notes to Financial Statements.

(4) Pro forma net income per share is based on the weighted average shares of common stock and stock equivalents outstanding including actual shares outstanding, shares deemed to be outstanding and the dilutive effect of shares issuable under stock options. The shares deemed to be outstanding were 1,227,000 in fiscal 1996 and 963,000 in fiscal 1995.

(5) An "active customer" is defined as a customer who has purchased merchandise from the Company within the 12 months preceding the end of the period indicated.

(6) An "order" is defined as the dollar amount of a processed customer invoice or a pending order on file. The "average order" is calculated by dividing the aggregate amount of all customer invoices and pending orders processed in a period by the number of customer orders placed in such period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

GENERAL

       Coldwater Creek is a specialty direct mail retailer of apparel, gifts and jewelry. The Company has increased its net sales every year since it commenced operations in 1984 and has been profitable every year since fiscal 1986. Over the past five fiscal years, the Company's net sales have grown at a compound annual growth rate of 66.1% from $18.8 million to $143.1 million. Despite significant increases in paper and postage costs in recent years, the Company's operating income has grown at a compound annual growth rate of 62.9% from $1.7 million in fiscal 1992 to $12.2 million in fiscal 1996. The Company markets its merchandise primarily through four distinct catalogs and operates a retail store as part of its brand building strategy.

       A key element of Coldwater Creek's strategy has been to pursue an aggressive circulation strategy. In anticipation of the January 1995 postage increase, the Company significantly increased its catalog circulation during fiscal 1994 and, as a result, experienced lower overall response rates and recorded lower operating income of $4.7 million in fiscal 1994 versus $5.3 million in fiscal 1993. In January 1995, postage prices associated with mailing the Company's catalogs increased approximately 14%. In addition, paper prices increased by approximately 44% during the course of the calendar year. Despite these increased operating costs, Coldwater Creek continued its growth in target mailings in 1996, increasing total circulation by 38.5% in fiscal 1996 and building its proprietary mailing list to approximately 3.7 million names.

       As a result of the Company's introduction of a line of private label apparel, the introduction of its Milepost Four men's apparel catalog and the Company's decision to offer a broader range of merchandise in its Spirit of the West women's apparel catalog and its Northcountry catalog, the Company began offering a substantially greater percentage of apparel merchandise in fiscal 1995 than in prior periods. The Company's offering of apparel continued to increase during fiscal 1996. The Company believes that offering a greater percentage of apparel merchandise was a significant factor in its strong sales and profit growth during fiscal 1996. However, the continuing increase in offering apparel has had the effect, and may continue to have the effect, of increasing merchandise return rates and markdowns, thereby reducing the Company's gross margins as a percentage of sales and increasing its operating costs.

       During fiscal 1994, fiscal 1995 and fiscal 1996, the Company hired additional management personnel and invested $21.3 million in infrastructure improvements such as expanded distribution and headquarters facilities and telecommunications and management information systems to support its customer service and marketing programs, inventory management and market analysis. Key components of the infrastructure investment consisted of expanded distribution and customer service facilities, on which the Company expended $11.2 million; two new, higher capacity telephone switches, on which the Company expended $1.3 million; and the purchase of software and corresponding hardware upgrades to the Company's management information systems, on which the Company expended $4.6 million.

       Quarter to quarter comparisons will be impacted by the timing of the mailing of the Company's catalogs. Approximately 75% of the revenue generated by each mailing is recognized within 30 to 45 days after such mailing. Mailings may occur in different quarters from year to year depending on the day of the week on which certain holidays fall and the Company's assessment of prevailing market opportunities. As a result, a portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from the offering was recognized in the previous year.

       The Company has experienced, and may continue to experience, seasonal fluctuations in its sales and operating results, which is typical of many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. The Company believes that in the future this seasonality will continue. In anticipation of increased sales activity during November and December, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift giving, the Company expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's sales were to fall below its expectations during November and December, the Company's financial condition and results of operations would be adversely affected.

Prior to the initial public offering, the Company has operated as an S corporation and, as a result was not subject to federal or certain state income taxes. As a result of the initial public offering, the Company has become subject to federal and state income taxes and recognized a non-recurring, non-cash charge of $1.4 million to earnings in the fourth quarter of fiscal 1996 to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting. See Note 6 to the financial statements, "Income Taxes."

RESULTS OF OPERATIONS

       The following table sets forth information from the Company's statement of operations and pro forma statement of operations expressed as a percentage of net sales for the periods indicated.

                                                     Fiscal
                                                ----------------
                                                 1995      1996
                                                -------   ------

Net sales                                        100.0%   100.0%
Cost of sales                                     43.2     46.4
                                                 -----    -----
Gross profit                                      56.8     53.6
Selling, general and administrative expense       49.2     45.1
                                                 -----    -----
Income from operations                             7.6      8.5
Interest, net                                     (0.3)    (0.1)
Other income (expense)                             0.1        -
Provision for income taxes                           -     (0.8)
                                                 -----    -----
Net income                                         7.4%     7.6%
                                                 =====    =====
Pro forma net income                               4.4%     4.1%

                      FISCAL 1996 COMPARED TO FISCAL 1995

          Net sales increased by $67.2 million, or 88.5%, to $143.1 million during fiscal 1996 from $75.9 million for fiscal 1995. This increase was attributable to unusually strong response rates and higher average orders to the Company's Spirit of the West catalog and to certain new merchandise offerings in the Company's Northcountry catalog. In addition, the Company introduced a new men's apparel catalog in the 1996 spring season and completed additional mailings of this catalog in the third and fourth quarters of this fiscal year. Catalog mailings increased to 63.5 million for fiscal 1996 from

45.9 million for fiscal 1995. The strong response rates and financial results for fiscal 1996 should not be considered an indication of future performance.

          Gross profit increased $33.5 million and 77.7% to $76.6 million in 1996 from $43.1 million for fiscal 1995. Gross profit decreased as a percentage of net sales to 53.6% of net sales in fiscal 1996 from 56.8% of net sales in fiscal 1995. The decline in gross profit as a percentage of net sales was attributable to increased merchandise markdowns associated with offering a greater percentage of apparel and a decreased proportion of sales of higher net margin jewelry and gifts. As a result of the shift to a greater percentage of apparel merchandise, the Company anticipates that its gross profit margins as a percent of sales will not return to historical levels.

          Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $27.1 million to $64.5 million in fiscal 1996 from $37.4 million in fiscal 1995. Selling, general and administrative expenses decreased as a percentage of net sales to 45.1% of net sales in fiscal 1996 from 49.2% of net sales in fiscal 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to operating leverage from increased sales due to strong customer response to the Company's catalog offerings coupled with favorable paper prices in catalog production.

          Operating income increased by $6.4 million and 110% to $12.2 million during fiscal 1996 from $5.8 million for the comparable period in fiscal 1995. For fiscal 1996, the Company took a non-recurring, non-cash charge for the S corporation termination of $1.4 million. This, along with the recognition of a fiscal 1996 tax benefit of $0.2 million, resulted in a net income tax provision of $1.2 million.

                      FISCAL 1995 COMPARED TO FISCAL 1994

          Net sales increased by $30.7 million, or 67.8%, to $75.9 million in fiscal 1995 from $45.2 million in fiscal 1994. This increase was attributable to a 45.0% increase in catalog mailings to 45.9 million in fiscal 1995 from 31.6 million in fiscal 1994, higher response rates and average orders as a result of an increase in targeted mailings to existing customer households as a percentage of total mailings, and merchandise and price point changes in the Company's Northcountry and Spirit of the West catalogs.

          Gross profit increased $17.0 million to $43.1 million in fiscal 1995 from $26.1 million in fiscal 1994. Gross profit decreased as a percentage of net sales to 56.8% of net sales in fiscal 1995 from 57.8% of net sales in fiscal 1994. The decline in gross profit as a percentage of net sales was attributable to increased sales of marked down apparel merchandise. During fiscal 1994, sales of discontinued items did not have a significant effect on the Company's operating performance.

          Selling, general and administrative expense increased $15.9 million to $37.4 million in fiscal 1995 from $21.5 million in fiscal 1994. Selling, general and administrative expense increased as a percentage of net sales to 49.2% of net sales in fiscal 1995 from 47.5% of net sales in fiscal 1994. The increase in selling, general and administrative expense as a percentage of net sales was primarily attributable to increased paper and postage costs which affected the industry generally as well as the Company's decision to pursue an aggressive mailing program and to increase the page counts of all of its catalogs to accommodate new merchandise offerings. The increase as a percentage of net sales was also attributable to infrastructure investments including the addition of a new administration center and the costs associated with relocating certain of the Company's operations to the new administration center, continued hiring of personnel, costs associated with implementing new technologies, consulting costs and upgrades to software. The Company also entered into a lease agreement to open a new retail store in February of 1995. Operating income increased by $1.1 million to $5.8 million in fiscal 1995 from $4.7 million in fiscal 1994.

                      QUARTERLY AND SEASONAL FLUCTUATIONS

          The Company's revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in the Company's merchandise mix.

          The following table contains selected unaudited quarterly financial data for fiscal 1995 and fiscal 1996. The operating losses recorded during these quarters are due to lower sales volume which are primarily attributable to seasonal trends. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all normal recurring adjustments necessary to present fairly, in all material respects, the information set forth therein.

                                                                  FISCAL 1995
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
                                                                  (in thousands)

Net sales                                           $ 9,496    $ 6,657    $28,419    $31,333
Gross profit                                          5,594      3,363     16,317     17,845
Selling, general and administrative expense           6,144      4,394     12,905     13,913
Income (loss) from operations                          (550)    (1,031)     3,412      3,932

                                                                    FISCAL 1996
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
                                                                  (in thousands)
Net sales                                           $23,604    $15,781    $45,325    $58,349
Gross profit                                         12,091      8,262     25,049     31,227
Selling, general and administrative expense          10,540      8,488     20,211     25,224
Income (loss) from operations                         1,551       (226)     4,838      6,003

LIQUIDITY AND CAPITAL RESOURCES

     Coldwater Creek has historically funded its growth through a combination of funds generated from operations and short term bank credit facilities. Working capital requirements generally precede the realization of sales on a monthly basis. The Company draws on its working capital lines to produce catalogs and increase inventory levels in anticipation of future sales realization. In addition, the Company regularly relies on standard trade credit arrangements in purchasing inventory and services. These arrangements typically require the net amount due to be paid within sixty days of shipment of ordered merchandise.

     Net cash provided by operating activities was $3.7 million, $6.2 million and $7.8 million in fiscal 1994, 1995 and 1996, respectively.

     Net cash used in investing activities, principally related to capital expenditures for infrastructure improvements, was approximately $4.6 million, $1.5 million and $11.9 million in fiscal 1994, 1995, and 1996, respectively.

     Capital expenditures for infrastructure improvements such as expanded distribution facilities, administrative offices, upgrades in telecommunications and management information systems were $6.9 million in fiscal 1994, $2.6 million in fiscal 1995 and $11.9 million in fiscal 1996. The Company presently anticipates that it will spend approximately $3.5 million in capital expenditures in fiscal 1997.

       Net cash provided by (used in) financing activities for fiscal 1994, 1995, and 1996 was $2.2 million, ($6.0) million and $12.8 million, respectively. Distributions to the Company's Existing Stockholders totaled $1.4 million, $2.2 million, and $25.8 million in fiscal 1994, 1995 and 1996. During fiscal 1996, the Company drew upon its revolving lines of credit primarily to finance the purchase of property and equipment, net working capital requirements and distributions to stockholders. The net proceeds from the sale of the 2,875,000 shares of common stock offered was $38.8 million. The Company paid $17.3 million of the net proceeds to the existing stockholders. An additional $1.1 million, representing the final distribution of S corporation earnings through the offering date, was made following the fiscal year end. The Company used $8.0 million to repay outstanding indebtedness and the remainder is being used for working capital and general corporate purposes. At the end of fiscal 1996, the Company was free of any long or short-term debt with $9.1 million of cash for general operating purposes.

       In January 1997, the Company amended its revolving lines of credit agreement with U.S. Bank of Idaho to provide for: (i) an unsecured revolving line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, which is five basis points below the bank's Prime rate or LIBOR plus one and three quarters percent (1.75%); the unsecured line expires on June 30, 1998; (ii) a secured line of credit which allows the Company to borrow up to $17,500,000 at an interest rate equal to the bank's Prime rate or LIBOR plus one and eighty five hundredths percent (1.85%) and is secured with certain real property, equipment and fixtures of the Company; the secured line expires on June 30, 2000; and (iii) a separate unsecured line of credit exclusively for the purpose of issuing standby and commercial letters of credit with an aggregate face value of no more than $1,000,000. Letters of credit under this facility can be issued up through June 30, 1998 for expiration by no later than June 30, 1999. As a condition of the unsecured line of credit only, borrowings thereunder must be fully repaid for at least thirty consecutive days during each twelve month period.

       The Company believes that its available cash, together with cash flow from operations and borrowing capacity under its credit facilities, will be sufficient to support operations and future growth through fiscal 1997. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

ITEM 8.      INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----

Report of Independent Public Accountants.............................................................   F-1
Balance Sheets as of March 1, 1997 and March 2, 1996.................................................   F-2
Statements of Operations for the fiscal years ended March 1, 1997, March 2, 1996 and March 4, 1995
  and unaudited pro forma data for each of the periods presented.....................................   F-3
Statements of Stockholders' Equity for the fiscal years ended March 4, 1995, March 2, 1996 and
  March 1, 1997......................................................................................   F-4
Statements of Cash Flows for the fiscal years ended March 1, 1997, March 2, 1996 and
  March 4, 1995......................................................................................   F-5
Notes to Financial Statements........................................................................   F-6

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Registrants, See Item 4A -- "Executive Officers of the registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated therein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 11, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1997, to be filed with the Commission pursuant to Regulation 14A.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Coldwater Creek Inc.:

     We have audited the accompanying balance sheets of Coldwater Creek Inc. (a Delaware corporation) as of March 1, 1997 and March 2, 1996, and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended March 1, 1997, March 2, 1996, and March 4, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. as of March 1, 1997 and March 2, 1996, and the results of its operations and its cash flows for the fiscal years ended March 1, 1997, March 2, 1996 and March 4, 1995, in conformity with generally accepted accounting principles.



                                     /s/ Arthur Andersen LLP
Boise, Idaho
     April 4, 1997

                             COLDWATER CREEK INC.
                                BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                  March 1,        March 2,
                                                                                    1997            1996
                                                                                  --------        --------
                                    ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                 $ 9,095         $   418
        Receivables                                                                 2,342           1,573
        Inventories                                                                25,279           8,252
        Prepaid expenses                                                              456             174
        Prepaid catalog costs                                                       1,375             577
                                                                                  -------         -------

                Total current assets                                               38,547          10,994

DEFERRED CATALOG COSTS                                                              3,347           2,082
PROPERTY AND EQUIPMENT, net                                                        20,080          10,374
                                                                                  -------         -------

                Total assets                                                      $61,974         $23,450
                                                                                  =======         =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of capital lease obligations                              $    86         $   159
        Accounts payable                                                           17,975           6,155
        Accrued liabilities                                                         6,045           2,511
        Income taxes payable                                                          451               -
                                                                                  -------         -------

                Total current liabilities                                          24,557           8,825

CAPITAL LEASE OBLIGATIONS, net                                                          -             100
DEFERRED INCOME TAXES                                                                 230               -
                                                                                  -------         -------

                Total liabilities                                                  24,787           8,925
                                                                                  -------         -------

STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 1,000,000 shares authorized,                   -               -
         none issued and outstanding
        Common stock, $.01 par value, 15,000,000 shares authorized,
         10,120,118 and 7,245,118 issued and outstanding                              101              72
        Additional paid-in capital                                                 38,748               1
        Retained earnings (accumulated deficit)                                    (1,662)         14,452
                                                                                  -------         -------

                Total stockholders' equity                                         37,187          14,525
                                                                                  -------         -------

                Total liabilities and stockholders' equity                        $61,974         $23,450
                                                                                  =======         =======


  The accompanying notes are an integral part of these financial statements.

                             COLDWATER CREEK INC.
                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                             Fiscal Year Ended
                                                            -------------------------------------------------
                                                              March 1,            March 2,          March 4,
                                                                1997                1996              1995
                                                                ----                ----              ----

NET SALES                                                      $143,059           $75,905           $45,223

COST OF SALES                                                    66,430            32,786            19,062
                                                               --------           -------           -------

GROSS PROFIT                                                     76,629            43,119            26,161

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     64,463            37,356            21,502
                                                               --------           -------           -------

INCOME FROM OPERATIONS                                           12,166             5,763             4,659

INTEREST, NET                                                      (128)             (236)               98

OTHER INCOME (EXPENSE)                                              (25)               87                 -
                                                               --------           -------           -------

INCOME BEFORE PROVISION FOR INCOME TAXES                         12,013             5,614             4,757

PROVISION FOR INCOME TAXES
        S corporation termination                                 1,363                -                  -
        C corporation                                              (166)               -                  -
                                                               --------           -------           -------

NET INCOME                                                     $ 10,816           $ 5,614           $ 4,757
                                                               ========           =======           =======

PRO FORMA INCOME DATA (Unaudited):
        Net Income as reported                                 $ 10,816           $ 5,614           $ 4,757
        Pro forma provision for income taxes                      4,929             2,218             1,879
                                                               --------           -------           -------
        Pro forma net income                                   $  5,887           $ 3,396           $ 2,878
                                                               ========           =======           =======
        Pro forma net income per common
           and common equivalent share                         $   0.66           $  0.40
                                                               ========           =======
        Pro forma weighted average number
           of shares outstanding                                  8,881             8,457
                                                               ========           =======

  The accompanying notes are an integral part of these financial statements.

                             COLDWATER CREEK INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE FISCAL YEARS ENDED
                MARCH 4, 1995, MARCH 2, 1996, AND MARCH 1, 1997
                                (in thousands)


                                                      Common Stock              Additional
                                                ------------------------          Paid-in          Retained
                                                 Shares          Amount           Capital          Earnings          Total
                                                --------        --------        ----------        ----------        --------
Balance, February 26, 1994                       7,245            $ 72           $     1          $  7,625          $  7,698
Net income                                          -               -                 -              4,757             4,757
Distributions to Stockholders                       -               -                 -             (1,387)           (1,387)
                                                ------            ----           -------          --------          --------

Balance, March 4, 1995                           7,245              72                 1            10,995            11,068
Net income                                          -               -                 -              5,614             5,614
Distributions to Stockholders                       -               -                 -             (2,157)           (2,157)
                                                ------            ----           -------          --------          --------

Balance, March 2, 1996                           7,245              72                 1            14,452            14,525
Net income                                          -               -                 -             10,816            10,816
Issuance of common stock in
  initial public offering                        2,875              29            38,747                -             38,776
Distributions to Stockholders                       -               -                 -            (26,930)          (26,930)
                                                ------            ----           -------          --------          --------

Balance, March 1, 1997                          10,120            $101           $38,748          $ (1,662)         $ 37,187
                                                ======            ====           =======          ========          ========

  The accompanying notes are an integral part of these financial statements.

                             COLDWATER CREEK INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                          Fiscal Year Ended
                                                                           ----------------------------------------------
                                                                            March 1,           March 2,          March 4,
                                                                               1997              1996              1995
                                                                               ----              ----              ----
OPERATING ACTIVITIES:
Net Income                                                                  $ 10,816           $ 5,614           $ 4,757
Noncash items:
        Depreciation and amortization                                          2,146               995               579
        Loss on disposal of equipment                                             30                -                 -
        Deferred income tax provision                                            746                -                 -
Net change in current assets and liabilities:
        Receivables                                                             (769)           (1,299)             (145)
        Inventories                                                          (17,027)           (2,441)           (2,915)
        Prepaid catalog costs                                                   (797)             (189)             (286)
        Prepaid expenses                                                        (308)               (5)             (143)
        Accounts payable                                                      10,715             2,685             2,171
        Accrued liabilities                                                    3,019             2,112               120
        Income taxes payable                                                     451                -                 -
Increase in deferred catalog costs                                            (1,265)           (1,271)             (477)
                                                                            --------           -------           -------

Net cash provided by operating activities                                      7,757             6,201             3,661
                                                                            --------           -------           -------

INVESTING ACTIVITIES:
        Sale of short-term investments                                            -                 -              3,247
        Purchase of short-term investments                                        -                 -             (1,026)
        Proceeds on sale of equipment                                             -              1,105                89
        Purchase of property and equipment                                   (11,883)           (2,590)           (6,874)
                                                                            --------           -------           -------

Net cash used in investing activities                                        (11,883)           (1,485)           (4,564)
                                                                            --------           -------           -------

FINANCING ACTIVITIES:
        Payments of capital leases                                              (173)             (136)             (149)
        Distributions to stockholders                                        (25,800)           (2,157)           (1,387)
        Net proceeds from sale of stock in IPO                                38,776                -                 -
        Proceeds from (payments on) revolving lines of credit, net                -             (3,700)            3,700
                                                                            --------           -------           -------

Net cash provided by (used in) financing activities                           12,803            (5,993)            2,164
                                                                            --------           -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                            8,677            (1,277)            1,261
CASH AND CASH EQUIVALENTS,  beginning of the period                              418             1,695               434
                                                                            --------           -------           -------

CASH AND CASH EQUIVALENTS,  end of the period                               $  9,095           $   418           $ 1,695
                                                                            ========           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                    $    243           $   339           $    39

  The accompanying notes are an integral part of these financial statements.

                              COLDWATER CREEK INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Coldwater Creek Inc. (the "Company") is a specialty direct mail retailer of apparel, gifts and jewelry, marketing its merchandise through regular catalog mailings. The principal markets for the Company's merchandise are individuals within the United States and Canada, with expansion into Japan in fiscal 1995. In addition, the Company operates a retail store in Sandpoint, Idaho where it sells catalog items and unique store merchandise.

Financial Statement Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Fiscal Periods

     References to a fiscal year refers to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks and periodically consists of 53 weeks. Fiscal 1994 is the only fiscal year presented that consists of 53 weeks. This did not have a material impact on the comparability of the Company's results of operations or cash flows for any of the periods presented.

Revenue Recognition

     The Company recognizes sales and the related cost of sales at the time merchandise is shipped to customers. The Company provides an allowance for returns, based on historical experience. Shipping and handling fees charged to customers and list rental income are netted against selling, general and administrative expenses in the accompanying statement of operations. Collections for unshipped orders are reflected as a component of accounts payable.

Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments that had a maturity date of three months or less at the date of purchase.

Inventories

     Inventories consist primarily of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

Catalog Costs

     Catalog costs include all costs associated with the production and mailing of the Company's direct mail catalogs and are classified as prepaid catalog costs until they are mailed.

     When the Company's direct mail catalogs are mailed, catalog costs associated with the production and mailing are classified as deferred catalog costs and amortized over the periods in which the related revenues are generated. Substantially all revenues are generated within the first three months after the catalog is mailed. In accordance with SEC requirements, deferred catalog costs are classified as noncurrent assets.

     Amortization of deferred catalog costs was $38.7 million in fiscal 1996, $24.8 million in fiscal 1995 and $14.2 million in fiscal 1994.

Property and Equipment

     Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements and the interest cost associated with significant capital additions (not significant for any periods presented). Maintenance and repairs, which do not increase the useful life of the property, are charged to operations as incurred.

     The net book value of property sold or retired is removed from the asset and related depreciation accounts, and the net gain or loss is included in the determination of net income.

     The provision for depreciation is computed using the straight-line method. The estimated useful lives are fifteen to forty years for buildings and land improvements, and three to seven years for furniture and fixtures and machinery and equipment, including assets under capital leases.

Leases

     Leases for which the Company assumes substantially all property rights and risks of ownership are considered capital leases and are capitalized as property and equipment. The related obligation, net of the current portion, is shown as a long-term liability. All other leases are considered operating leases and rental payments are charged to operations as incurred.

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes," deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Prior to its initial public offering, the Company elected to be treated as an S corporation for federal and state income tax purposes. Accordingly, the historical statements of operations prior to the initial public offering do not include a provision for income taxes as the taxable income of the Company was included in the individual tax returns of the stockholders. The unaudited pro forma provision for income taxes included in the statements of operations represent federal and state income taxes that would have been required had the Company been treated as a C corporation for tax purposes.

     The consummation of the initial public offering terminated the Company's S corporation status. The Company retained the tax basis of the assets and liabilities of the S corporation as of the termination date and has recorded deferred income taxes of approximately $1.4 million for the tax effect of cumulative temporary differences in accordance with SFAS 109.

Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash, short-term trade receivables and payables, borrowing under its revolving lines of credit and a capital lease for which carrying amounts approximate fair value.

2.  REVOLVING LINES OF CREDIT

     On March 20, 1995, the Company entered into an agreement (amended on January 10, 1997) with a bank to renew and increase its revolving credit facilities. The agreement provides for (i) an unsecured revolving line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, which is five basis points below the bank's Prime rate or LIBOR plus one and three quarters percent (1.75%); the unsecured line of credit expires on June 30, 1998; (ii) a secured line of credit which allows the Company to borrow up to $17,500,000 at an interest rate equal to the bank's Prime rate or LIBOR plus one and eighty-five hundredths percent (1.85%) and is secured with certain real property, equipment and fixtures of the Company; the secured line expires on June 30, 2000; (iii) a separate unsecured line of credit exclusively for the purpose of issuing standby and commercial letters of credit with an aggregate face value of no more than $1,000,000. Letters of credit under this facility can be issued up through June 30, 1998 for expiration by no later than June 30, 1999. As a condition of the unsecured line of credit only, borrowings thereunder must be fully repaid for at least thirty consecutive days during each twelve month period. The agreement provides that the Company must maintain specified levels of insurance, tangible net worth and debt service coverage. The agreement also places restrictions on indebtedness to tangible net worth, mergers and other items. At March 1, 1997 and at March 2, 1996, there were no amounts outstanding under the line of credit or the letters of credit and the Company was in compliance with all covenants.

3.  LEASES

Capital Leases

     Certain computer equipment is leased under capital leases. At the end of the lease term, ownership of the equipment reverts to the Company. The minimum future lease payments under the capital leases as of March 1, 1997 are as follows (in thousands):

Fiscal 1997 minimum lease payments                               $89
Less amount representing interest                                 (3)
                                                                 ---
Present value of minimum lease payments, all current             $86
                                                                 ===

Operating Leases

     The Company leases telephone equipment, office equipment and retail space under operating leases. Certain of the retail space leases provide for percentage rentals on sales above specified minimums and contain renewal options. Rental expense under these leases was $508,000, $356,000 and $85,000 for the fiscal years 1996, 1995 and 1994, respectively. Certain of these operating leases are noncancellable and have minimum lease payment requirements as of March 1, 1997 of $877,000 in fiscal 1997, $770,000 in fiscal 1998,
$690,000 in fiscal 1999, $387,000 in fiscal 2000, and $387,000 in fiscal 2001, with total payments thereafter of $1,925,000. In fiscal 1997, the Company entered into a lease agreement for retail space located in Seaside, Oregon with yearly rentals of approximately $66,000 over the five year term of the lease.

4.  PROPERTY AND EQUIPMENT

Property and equipment, net consists of:

                                     MARCH 1,   MARCH 2,
                                       1997       1996
                                     --------   --------
                                       (in thousands)
Land                                 $   150    $   150
Building and land improvements        11,845      7,625
Furniture and fixtures                 1,751        971
Machinery and equipment               10,486      3,821
Construction in progress                 183          -
                                     -------     ------
                                      24,415     12,567

Less:  accumulated depreciation        4,335      2,193
                                     -------    -------
                                     $20,080    $10,374
                                     =======    =======

5.  ACCRUED LIABILITIES

Accrued liabilities consist of:

                                           MARCH 1,   MARCH 2,
                                             1997       1996
                                           --------   --------
                                             (in thousands)
Accrued payroll, related taxes and          $ 2,022    $   712
 benefits
Accrued sales returns                         3,309      1,523
Deferred income taxes                           516         --
Other                                           198        276
                                           --------    -------
                                            $ 6,045    $ 2,511
                                           ========    =======

6.  INCOME TAXES

       The income tax provision for the year ended March 1, 1997, as shown on the Statement of Operations, includes the following (in thousands) :

Current income tax provision        $  451
Deferred income tax provision          746
                                    ------
Total income tax provision          $1,197
                                    ======

A reconciliation of the statutory U.S. Federal tax provision and the Company's reported tax provision for the fiscal year ended March 1, 1997 is as follows:

Statutory rate                              34.0%
Current year S corporation income
     taxed to S corporation owners         (35.3)
State income taxes, net of federal
     income tax benefit                     (0.2)
S corporation termination                   11.3
Other                                        0.2
                                           -----
Effective tax rate                          10.0%
                                           =====

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of the deferred tax assets and liabilities as of March 1, 1997 are as follows (in thousands):

Deferred tax liabilities - current:
Prepaid and deferred catalog costs                 $ 1,865
Inventories                                           (362)
Accrued sales returns                               (1,307)
Other                                                  320
                                                   -------
Total deferred tax liabilities - current               516

Deferred tax (asset) liability - non-current:
Tax basis depreciation                                 230
                                                   -------
                                                   $   746

7.  RETIREMENT PLAN

     Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer their current compensation by up to certain statutory annual limits and to contribute such amounts to the 401(k) Plan. Contributions to the 401(k) Plan and income earned on the contributions are not taxable to employees until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been working with the Company for one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' contribution and provides a discretionary profit sharing contribution based on overall profitability of the Company. Company contributions to the 401(k) Plan were $251,000, $83,000 and $76,000 for the fiscal years 1996, 1995 and 1994, respectively. The Company does not provide any other post-retirement or post-employment benefits for employees.

8.  1996 STOCK OPTION/STOCK ISSUANCE PLAN

     The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the stockholders on March 4, 1996. Under the 1996 Plan, 1,111,847 shares of common stock have been authorized for issuance. The Board may amend or modify the 1996 Plan at any time, subject to certain limitations. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board.

     The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, which include officers and other key employees, non-employee directors and consultants and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of their fair market value for non-statutory options and 100% of their fair market value for incentive options on the grant date, (ii) the Stock Issuance Program under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly at a price not less than 100% of their fair market value at the time of issuance or as a bonus tied to the performance of services and/or the achievement of performance goals and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date.

     The Company applies Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan, under which no compensation cost has been recognized. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the compensation cost recognition requirements under SFAS 123 are presented below.

     As of March 1, 1997, options to purchase 443,067 shares of Common Stock had been granted to certain key employees and options to purchase 399,000 shares of Common Stock had been granted to over 300 employees, under the Discretionary Option Grant component of the 1996 Plan. Further, options to purchase 40,128 shares of Common Stock had been granted, under the Automatic Option Grant Program component of the 1996 Plan, to non-employee Board members. Each option may be tendered, along with $6.58, $15.00 and $15.00, respectively, for one share of the Company's Common Stock. The options granted become exercisable on a pro-rata basis over four years under the Discretionary Option Grant Program and over three years under the Automatic Option Grant Program. The Board of Directors believes that the exercise price represents the fair market value of the Company's Common Stock at the dates of the respective grants. The options expire ten years from date of issue under the Discretionary Option Grant Program and have a maximum term of ten years under the Automatic Option Grant Program subject to earlier termination for vested shares not exercised two years following the optionee's cessation of Board service.

A summary of the status of the Company's stock options as of March 1, 1997 and changes during the year then ended is presented below:

                                                           Weighted Average
                                                 Shares     Exercise Price
                                                 -------    --------------
     Outstanding at beginning of year                 --        --
     Granted                                     882,195*   $10.77
     Exercised                                        --        --
     Canceled                                         --        --
                                                 -------    ------
     Outstanding at end of year                  882,195    $10.77
                                                 =======    ======
     Options exercisable at year-end                  --        --
     Weighted average, fair value of
       options granted during the year                      $ 3.86

       * Weighted average remaining contractual life is 9.5 years

     Beginning in fiscal 1996, the year the stock option plan was adopted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk free interest rate of 6.2%; (ii) expected life of seven years; (iii) no expected volatility as options were granted prior to and concurrent with initial public offering; and (iv) no expected dividends.

     Had compensation cost for the 1996 Plan been determined consistent with SFAS 123, the Company's pro forma fiscal 1996 net income would have been reduced by $179,000 and pro forma earnings per share would have been reduced by $0.02.

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.


9.  REINCORPORATION, COMMON AND PREFERRED STOCK

     On March 4, 1996, the Board approved the reincorporation of the Company in Delaware and the merger of Coldwater Creek Inc. (an Idaho corporation) with and into Coldwater Creek Inc. (a Delaware corporation), effective April 17, 1996. The Certificate of Incorporation filed with the State of Delaware authorized 15,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock. As a result of the merger, each share of the Idaho corporation common stock, $1.00 par value, issued and outstanding was converted into and exchanged for 140 shares (pre-split) of $.01 par value common stock of the Delaware corporation.

     In January 1997, the Company's Board of Directors approved a 1.67 for 1 stock split, in the form of a stock dividend, of the Company's outstanding common stock. All common share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this stock split and the stock conversion discussed above.

10.  DISTRIBUTIONS TO STOCKHOLDERS

     Immediately prior to the consummation of the initial public offering, the stockholders of the Company (the Existing Stockholders) and the Company entered into an Agreement for Distribution of Retained Earnings and Tax Indemnification (the "Agreement"). Pursuant to the Agreement, the remaining estimated undistributed accumulated

S corporation earnings of $17.3 million were distributed in the form of promissory notes issued by the Company as of the date the Company's S corporation status was terminated. The notes were paid in full promptly after the closing of the offering. A final distribution, representing the difference between actual and estimated undistributed accumulated S corporation earnings as of the termination date, in the amount of approximately $1.1 million was payable as of March 1, 1997 and is included in accounts payable in the balance sheet.

     The Agreement also provides that (i) the Existing Stockholders will be indemnified by the Company with respect to federal and state income tax liabilities as a result of an adjustment to the Company's taxable income which increases the tax liability of the Existing Stockholders for taxable periods ending prior to the termination of the S corporation status, and (ii) the Existing Stockholders will indemnify the Company with respect to any federal and state tax liabilities as a result of an adjustment which decreases the Existing Stockholders' tax liability for taxable periods ending prior to the termination of the Company's S corporation status and correspondingly increases the tax liability of the Company for a taxable period commencing on or after the termination of the Company's S corporation status.

11.  CONTINGENCIES

     The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition, operations or liquidity.

     The Company's direct mail business is based solely in the state of Idaho and sales taxes are collected solely from customers in the state of Idaho. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of merchandise shipped to that state's residents. The U.S. Supreme Court has held that the various states, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state.

12.  PRO FORMA ADJUSTMENTS (UNAUDITED)

Unaudited Pro Forma Statement of Operations

     The unaudited pro forma income data reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are provided at an assumed 39.5% effective rate, as if the Company had been a C corporation rather than an S corporation for each period presented. The pro forma net income for the fiscal year ended March 1, 1997 includes a non-recurring, non-cash charge of $1.4 million to recognize deferred income taxes related to the termination of the S corporation. Pro forma net income per share is based on the weighted average shares of common stock and stock equivalents outstanding including actual shares outstanding, shares deemed to be outstanding and the dilutive effect of shares issuable under stock options. The shares deemed to be outstanding were 1,227,000 in fiscal 1996 and 963,000 in fiscal 1995.

13.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                  FISCAL 1995
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
                                                                  (in thousands)

Net sales                                           $ 9,496    $ 6,657    $28,419    $31,333
Gross profit                                          5,594      3,363     16,317     17,845
Selling, general and administrative expense           6,144      4,394     12,905     13,913
Income (loss) from operations                          (550)    (1,031)     3,412      3,932

                                                                    FISCAL 1996
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
                                                                  (in thousands)
Net sales                                           $23,604    $15,781    $45,325    $58,349
Gross profit                                         12,091      8,262     25,049     31,227
Selling, general and administrative expense          10,540      8,488     20,211     25,224
Income (loss) from operations                         1,551       (226)     4,838      6,003

                                    PART IV
                                    -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Documents filed as part of this report are as follows:
     1.  Financial Statements.
            See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.
     2.  Financial Statement Schedules:
            Schedule II - Valuation of Qualifying Accounts

(B) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

(C)  Exhibits:

     1.  The following exhibits are incorporated by reference:

     EXHIBIT
     NUMBER    DESCRIPTION OF DOCUMENT
     ------    -----------------------
       3.1*    Amended and Restated Certificate of Incorporation
       3.2*    Bylaws
       4.1*    Specimen of Stock Certificate
     10.1.1*   Form of Indemnity Agreement between the Registrant and each of its Directors
     10.1.2*   Form of Agreement for Distribution of Retained Earnings and Tax
               Indemnification between the Company and Dennis and Ann Pence
     10.1.3*   Lease to Coeur d'Alene Call Facility
     10.1.4*   Lease to Cedar Street Bridge Store
     10.1.5*   Lease to Jackson Hole Retail Store
     10.1.6    Loan Agreement dated January 10, 1997 between the Company and
               U.S. Bank of Idaho, formerly West One Bank, Idaho
     10.2*     1996 Stock Option/Stock Issuance Plan
     10.2.1*   Form of Stock Option Agreement under 1996 Stock Option/Stock
               Issuance Plan
     11        Computation of Earnings Per Share
     24.1*     Power of Attorney (included on the signature page to S-1)
     27.1      Financial Data Schedule

     *  PREVIOUSLY FILED

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 30th day of May, 1997.

                                                  COLDWATER CREEK INC.


                                         By:        * Dennis Pence
                                            -----------------------------------
                                                      Dennis Pence
                                          President and Chief Executive Officer
                                            and Vice Chairman of the Board of
                                                       Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                               TITLE                      DATE
-----------------------------   ------------------------------------------   ----

       * Dennis Pence            President, Chief Executive Officer, Vice
-----------------------------    Chairman of the Board of Directors, and
        Dennis Pence             Director


         * Ann Pence             Chairman of the Board of Directors,
-----------------------------    Creative Director and Director
          Ann Pence

       * Donald Robson           Chief Financial Officer, Vice President
-----------------------------    of Finance and Administration, Treasurer,
        Donald Robson            Secretary, and Director (Principal
                                 Financial and Accounting Officer)

      * Robert H. McCall         Director
-----------------------------
        Robert H. McCall

      * James R. Alexander       Director
-----------------------------
         Dennis Pence

       * Curt Hecker             Director
-----------------------------
        Curt Hecker

*By:  /s/ Donald Robson
    -------------------------
         Donald Robson
      (Attorney-in-fact)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Coldwater Creek Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Coldwater Creek Inc. included in this registration statement, and have issued our report thereon dated April 4, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-2 of this registration statement is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   /s/ Arthur Andersen LLP
Boise, Idaho
     April 4, 1997

COLDWATER CREEK INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at       Amounts      Write-Offs    Balance at
                                                      Beginning       Charged to      Against       End of
                                                      of Period       Operations      Reserve       Period
----------------------------------------------------------------------------------------------------------------------------

ACCRUED SALES RETURNS:
Fiscal Year Ended March 4, 1995                       $   78,000      $ 2,355,000    $ 2,283,000   $  150,000
Fiscal Year Ended March 2, 1996                       $  150,000      $ 6,245,000    $ 4,872,000   $1,523,000
Fiscal Year Ended March 1, 1997                       $1,523,000      $23,397,000    $21,611,000   $3,309,000

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER    DESCRIPTION OF DOCUMENT
     ------    -----------------------
       3.1*    Amended and Restated Certificate of Incorporation
       3.2*    Bylaws
       4.1*    Specimen of Stock Certificate
     10.1.1*   Form of Indemnity Agreement between the Registrant and each of its Directors
     10.1.2*   Form of Agreement for Distribution of Retained Earnings and Tax
               Indemnification between the Company and Dennis and Ann Pence
     10.1.3*   Lease to Coeur d'Alene Call Facility
     10.1.4*   Lease to Cedar Street Bridge Store
     10.1.5*   Lease to Jackson Hole Retail Store
     10.1.6    Loan Agreement dated January 10, 1997 between the Company and
               U.S. Bank of Idaho, formerly West One Bank, Idaho
     10.2*     1996 Stock Option/Stock Issuance Plan
     10.2.1*   Form of Stock Option Agreement under 1996 Stock Option/Stock
               Issuance Plan
     11        Computation of Earnings Per Share
     24.1*     Power of Attorney (included on the signature page to S-1)
     27.1      Financial Data Schedule

---------------
     *  Previously filed.