Form 10-Q
period 1997-05-31
COLDWATER CREEK INC
filed 1997-07-15
CIK 1018005

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________
                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 0-26772

                            COLDWATER CREEK, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                   82-0419266
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

              ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864
              (Address of principal executive offices)           (Zip code)

                                (208) 263-2266
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                No
                               ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                 Shares outstanding as of May 31, 1997
----------------------------    --------------------------------------
Common Stock ($.01 par value)              10,120,118

===============================================================================

INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION

                                                                                                      Page
  Item 1.  Financial Statements
  Consolidated Statements of Operations for the three months ended
    May 31, 1997 and June 1, 1996..................................................................    3
  Consolidated Balance Sheets at May 31, 1997 and March 1, 1997....................................    4
  Consolidated Statements of Cash Flows for the three months ended
    May 31, 1997 and June 1, 1996..................................................................    5
  Notes to Consolidated Financial Statements.......................................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................   10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................................................   11

  Item 2.  Changes in Securities...................................................................   11

  Item 3.  Defaults Upon Senior Securities.........................................................   11

  Item 4.  Submission of Matters to a Vote of Security Holders.....................................   11

  Item 5.  Other Information.......................................................................   11

  Item 6.  Exhibits and Reports on Form 8-K........................................................   11

The following discussion may contain forward looking statements which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; catalog response rates, merchandise return rates; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Form 10-Q.

PART I

Item 1.      FINANCIAL INFORMATION (unaudited)

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                       Three months ended
                                                    ------------------------
                                                     May 31,         June 1,
                                                      1997            1996
                                                    --------        --------
Net sales                                           $ 51,002        $ 23,604
Cost of sales                                         24,337          11,513
                                                    --------        --------
Gross profit                                          26,665          12,091
Selling, general and
  administrative expenses                             23,374          10,540
                                                    --------        --------

Income from operations                                 3,291           1,551
Interest, net and other                                  136             (23)
                                                    --------        --------
Income before provision for income taxes               3,427           1,528

Provision for income taxes                             1,354               -
                                                    --------        --------
Net income                                          $  2,073        $  1,528
                                                    ========        ========

Net income per share                                $   0.20             n/a
                                                    ========

Weighted average shares outstanding                   10,443             n/a
                                                    ========

Pro Forma Income Data
  Net income as reported                                 n/a        $  1,528
  Pro forma income tax provision                         n/a            (604)
                                                                    --------
  Pro forma net income                                   n/a             924
                                                                    ========

  Pro forma net income per share                         n/a        $   0.11
                                                                    ========

  Pro forma weighted average shares outstanding          n/a           8,426
                                                                    ========


   The accompanying notes are an integral part of these financial statements.

                             COLDWATER CREEK INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)



                                                May 31,         March 1,
                                                 1997             1997
                                              (unaudited)
                                              -----------     -----------
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  4,843        $  9,095
  Short term investments                           4,903               -
  Receivables                                      1,723           2,342
  Inventories                                     25,553          25,279
  Prepaid expenses                                 1,239             456
  Prepaid catalog costs                              656           1,375
                                                --------        --------
    Total current assets                          38,917          38,547

DEFERRED CATALOG COSTS                             2,878           3,347
PROPERTY AND EQUIPMENT, net                       21,940          20,080
                                                --------        --------

    Total assets                                $ 63,735        $ 61,974
                                                ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations  $     44        $     86
  Accounts payable                                14,419          17,975
  Accrued liabilities                              8,566           6,045
  Income taxes payable                             1,015             451
                                                --------        --------

    Total current liabilities                   $ 24,044        $ 24,557

DEFERRED INCOME TAXES                                431             230
                                                --------        --------

    Total liabilities                             24,475          24,787
                                                --------        --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized,
    none issued and outstanding                        -               -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 10,120,118 issued
    and outstanding                                  101             101
  Additional paid-in capital                      38,748          38,748
  Retained earnings (accumulated deficit)            411          (1,662)
                                                --------        --------

    Total stockholders' equity                    39,260          37,187
                                                --------        --------

    Total liabilities and stockholders'
      equity                                    $ 63,735        $ 61,974
                                                ========        ========


  The accompanying notes are an integral part of these financial statements.

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                         Three months ended
                                                         May 31,     June 1,
                                                           1997        1996
                                                        ---------    --------
OPERATING ACTIVITIES:
Net Income                                              $   2,073    $  1,528
Noncash items
  Depreciation and amortization                               849         309
  Loss on disposal of equipment                                 -          30
  Deferred income tax provision                               201           -

Net change in current assets and liabilities:
  Receivables                                                 619         538
  Inventories                                                (274)       (632)
  Prepaid catalog costs                                       719        (767)
  Prepaid expenses                                           (783)         38
  Accounts payable                                         (3,556)        478
  Accrued liabilities                                       2,521         741
  Income taxes payable                                        564           -
  Decrease in deferred catalog costs                          469         898
                                                        ---------    --------
Net cash provided by operating activities                   3,402       3,161
                                                        =========    ========

INVESTING ACTIVITIES:
  Purchase of short term investments                       (4,903)          -
  Purchase of property and equipment                       (2,709)       (860)
                                                        ---------    --------

Net cash used in investing activities                      (7,612)       (860)
                                                        ---------    --------

FINANCING ACTIVITIES:
  Payments of capital leases                                  (42)        (39)
  Distributions to stockholders                                 -      (2,000)
                                                        ---------    --------

Net cash used in financing activities                         (42)     (2,039)
                                                        ---------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (4,252)        262

CASH AND CASH EQUIVALENTS, beginning
  of the period                                             9,095         418
                                                        ---------    --------

CASH AND CASH EQUIVALENTS, end of the period            $   4,843    $    680
                                                        =========    ========

SUPPLEMENTAL CASH FLOW
  Cash paid during the period for interest                      -           -
  Cash paid during the period for income taxes                  -           -


The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Coldwater Creek Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, which includes financial statements for the fiscal year ended March 1, 1997.

References to a fiscal year refers to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. References to a three month period refer to the thirteen weeks ended on the date indicated. In March 1997, the Company incorporated Coldwater Creek Outlet Stores, Inc. as a wholly-owned subsidiary.

2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be implemented in the fourth quarter of fiscal 1997. The statement revises the computation and presentation of earnings per share. Fully diluted earnings per share will be renamed diluted earnings per share, and primary earnings per share will be replaced with basic earnings per share. All previously reported amounts will be restated. For the quarter ended May 31, 1997, SFAS No. 128 would not have had a material impact on the Company's reported earnings per share calculation.

3.  INCOME TAXES

A reconciliation of the statutory U.S. Federal tax provision and the Company's reported tax provision for the three months ended May 31, 1997 is as follows:

Federal statutory rate                                 34.0%
State income taxes, net of federal income tax benefit   5.4%
Other                                                   0.1%
                                                     --------
Effective tax rate                                     39.5%
                                                     ========

4.  PRO FORMA ADJUSTMENTS (UNAUDITED)

Unaudited Pro Forma Statement of Operations

The unaudited pro forma income data reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are provided at an assumed 39.5% effective rate, as if the Company had been a C corporation rather than an S corporation for the thirteen weeks ended June 1, 1996. Pro forma net income per share is based on the weighted average shares of common stock and stock equivalents outstanding including actual shares outstanding, shares deemed to be outstanding to fund an assumed S corporation distribution of the retained earnings balance at June 1,1996 and the dilutive effect of shares issuable under stock options. The shares deemed to be outstanding were 932,000 at June 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

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

As a result of the Company's introduction of a line of private label apparel, the introduction of its Milepost Four men's apparel catalog and the Company's decision to offer a broader range of merchandise in its Spirit of the West women's apparel catalog and its Northcountry catalog, the Company began offering a substantially greater percentage of apparel merchandise in fiscal 1995 than in prior periods. The Company's offering of apparel continued to increase during fiscal 1996. The Company believes that offering a greater percentage of apparel merchandise was a significant factor in its strong sales and profit growth during fiscal 1996. However, the continuing increase in offering apparel has had the effect, and continues to have the effect, of increasing merchandise return rates and markdowns, thereby reducing the Company's gross margins as a percentage of net sales and increasing its operating costs.

During fiscal 1994, fiscal 1995, fiscal 1996 and the first three months of fiscal 1997, the Company hired additional management personnel and invested $24.0 million in infrastructure improvements such as expanded distribution and headquarters facilities and telecommunications and management information systems to support its customer service and marketing programs, inventory management and market analysis. Key components of the infrastructure investment consisted of expanded distribution and customer service facilities, on which the Company expended $13.1 million; two new, higher capacity telephone switches, on which the Company expended $1.3 million; and the purchase of software and corresponding hardware upgrades to the Company's management information systems, on which the Company expended $5.4 million.

The Company maintains a common industry policy of deferring the recognition of the costs of catalog development and production until sales are recognized on each mailing and records such costs as sales are recognized.

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

Results of Operations

The following table sets forth information from the Company's statement of operations, including pro forma information for fiscal 1996, expressed as a percentage of net sales for the periods indicated.

                                                Three months ended
                                            May 31,1997    June 1, 1996
                                            -----------    ------------
Net sales                                        100.0%          100.0%
Cost of sales                                     47.7            48.8
                                               -------         -------
Gross profit                                      52.3            51.2
Selling, general and administrative
 expense                                          45.8            44.6
                                               -------         -------
Income from operations                             6.5             6.6
Interest, net and other                            0.3            (0.1)
                                               -------         -------
Income before provision for income taxes           6.8             6.5
Provision for income taxes                         2.7               -
                                               -------         -------
Net income                                         4.1%            6.5%

Pro forma provision for income taxes                               2.6%
                                                               -------
Pro forma net income                                               3.9%


Net sales increased by $27.4 million, or 116.1%, to $51.0 million during the three months ended May 31, 1997 from $23.6 million in the comparable period in fiscal 1996. This increase is attributable to strong response rates to the Company's core Northcountry catalog, as well as increased circulation of the Spirit of the West and Milepost Four catalogs. Products offered through Milepost Four were test circulated during the first quarter of fiscal 1996. Catalog mailings increased to 24.9 million during the three months ended May 31, 1997, from 9.4 million for the comparable period in fiscal 1996.

Gross profit increased $14.6 million, or 120.5%, to $26.7 million during the three months ended May 31, 1997 from $12.1 million in the comparable period in fiscal 1996. Gross profit increased as a percentage of net sales to 52.3% in the three months ended May 31, 1997 from 51.2% of net sales in the comparable period in fiscal 1996. The increase in gross profit was attributable to lower inventory procurement costs as a percentage of net sales. Gross margins were adversely affected by the continuing increase in offering apparel merchandise and the associated increase in merchandise return rates and mark downs.

Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $12.8 million to $23.3 million during the three months ended May 31, 1997 from $10.5 million in the comparable period in fiscal 1996. Selling, general and administrative expenses increased as a percentage of net sales to 45.8% of net sales in the first three months of fiscal 1997 from 44.6% of net sales in the first three months of fiscal 1996. The increase in selling, general and administrative expense as a percentage of net sales is attributable to higher catalog circulation costs. These higher costs in catalog circulation are attributable to increased mailings of the Company's catalogs. Increased mailings of catalogs, coupled with strong responses to merchandise offerings, resulted in substantial growth in the active customer file. The Company's active customer file increased to nearly 1.3 million in the three months ended May 31, 1997, from 0.8 million in the comparable period in fiscal 1996.

Operating income increased by $1.7 million, or 112.2%, to $3.3 million during the first three months of fiscal 1997 from $1.6 million for the comparable period in fiscal 1996. The effective tax rate used for calculating the tax provision is 39.5% resulting in $2.1 million in net income versus $0.9 million in pro forma net income in the comparable period in fiscal 1996.

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

Net cash provided by operating activities was $3.4 million in the first three months of fiscal 1997, versus $3.2 million in the comparable period in fiscal 1996. Net cash used in investing activities was $7.6 million in the first three months of fiscal 1997, compared to $0.8 million used in the comparable period in fiscal 1996. Capital expenditures for infrastructure improvements such as expanded distribution facilities, administrative offices, upgrades in telecommunications and management information systems were

$2.7 million in the first three months of fiscal 1997, compared to $0.8 million in the first three months of fiscal 1996. Net cash used in financing activities was $0.04 million in the first three months of fiscal 1997 and $2.0 million in the comparable period in 1996. At the end of the first three months of fiscal 1997, the Company had no long or short-term debt and had $9.7 million in cash and short-term investments for general operating purposes.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II

Item 1.    Legal Proceedings

           There are no material legal proceedings presently pending, except for routine litigation incidental to the business, to which Coldwater Creek, Inc., is a party or of which any of its property is the subject.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of Coldwater Creek Inc. (the Company) will be held July 11, 1997 for the following purposes:

              1.  To elect to the Board two directors;
              2. To consider and vote upon a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending February 28, 1998;
              3.  To act upon such other business as may properly come before the meeting or any adjournment or postponement thereof.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K


Exhibit
  NUMBER    DESCRIPTION OF DOCUMENT
  ------    -----------------------
   3.1     *Amended and Restated Certificate of Incorporation
   3.2     *Bylaws
   4.1     *Specimen of Stock Certificate
   10.1.1  *Form of Indemnity Agreement between the Registrant and each of its
            Directors
   10.1.2  *Form of Agreement for Distribution of Retained Earnings and Tax
            Indemnification between the Company and Dennis and Ann Pence
   10.1.3  *Lease to Coeur d'Alene Call Facility
   10.1.4  *Lease to Cedar Street Bridge Store
   10.1.5  *Lease to Jackson Hole Retail Store
   10.1.6  *Loan Agreement dated September 9, 1996 between the Company and U.S.
            Bank of Idaho, formerly West One Bank, Idaho
   10.1.7  Credit Agreement with MBNA America
   10.1.8  Lease Agreement between Seaside, LLC and Coldwater Creek, Inc.
   10.2    *1996 Stock Option/Stock Issuance Plan
   10.2.1  *Form of Stock Option Agreement under 1996 Stock Option/Stock
            Issuance Plan

   11      Computation of Net income Per Share
   24.1   *Power of Attorney (included on the signature page to S-1)
   27.1    Financial Data Schedule

   * Previously filed

There were no reports filed on Form 8-K during the three months ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 30/th/ day of May, 1997.

                                         COLDWATER CREEK INC.

                                         By: * Dennis Pence
                                         -------------------
                                               Dennis Pence
                                         President and Chief Executive Officer
                                         and Vice Chairman of the Board
                                         of Directors

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

                                                                              12