Form 10-Q
period 1997-08-30
COLDWATER CREEK INC
filed 1997-10-14
CIK 1018005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED AUGUST 30, 1997

                                      OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-26772

                             COLDWATER CREEK INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                        82-0419266
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


             ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864
                (Address of principal executive offices)

                                (208) 263-2266
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            YES     X                             NO ____
                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                         Shares outstanding as of August 30, 1997
----------------------------   -------------------------------------------------

Common Stock ($.01 par value)                       10,120,118

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION

                                                                                                            Page
Item 1.  Financial Statements
Consolidated Balance Sheets at August 30, 1997 and March 1, 1997.............................................. 4

Consolidated Statements of Operations for the three and six month periods ended
 August 30, 1997 and August 31, 1996.......................................................................... 5

Consolidated Statements of Cash Flows for the six month periods ended
August 30, 1997 and August 31, 1996........................................................................... 6

Notes to Consolidated Financial Statements.................................................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................ 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................... 14

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................... 15

Item 2.  Changes in Securities................................................................................ 15

Item 3.  Defaults Upon Senior Securities...................................................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders.................................................. 15

Item 5.  Other Information.................................................................................... 15

Item 6.  Exhibits and Reports on Form 8-K..................................................................... 15


The following discussion may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; catalog response rates, merchandise return rates; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Form 10-Q.

PART I

Item 1.   FINANCIAL STATEMENTS (unaudited)

                             COLDWATER CREEK INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                    ASSETS


                                                                                         AUGUST 30                 MARCH 1
                                                                                           1997                     1997
                                                                                   ------------------        ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $     -                $ 9,095
    Receivables                                                                                 4,290                  2,342
    Inventories                                                                                35,272                 25,279
    Prepaid expenses                                                                            1,583                    456
    Prepaid catalog costs                                                                         800                  1,375
                                                                                   ------------------        ---------------
            Total current assets                                                               41,945                 38,547



Deferred catalog costs                                                                          6,727                  3,347
Property and equipment, net of accumulated depreciation                                        23,050                 20,080
Executive loans (Note 3)                                                                        1,286                      -
                                                                                   ------------------        ---------------
            Total assets                                                                      $73,008                $61,974
                                                                                   ==================        ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                          $21,148                $18,061
    Accrued expenses, including accrued sales returns                                           7,919                  6,045
    Revolving line of credit                                                                    3,275                      -
    Income taxes payable                                                                          492                    451
                                                                                   ------------------        ---------------
            Total current liabilities                                                          32,834                 24,557

Deferred income taxes                                                                             499                    230
                                                                                   ------------------        ---------------
            Total liabilities                                                                  33,333                 24,787
                                                                                   ------------------        ---------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized,
     none issued and outstanding                                                                    -                      -
    Common stock, $.01 par value, 15,000,000 shares
     authorized,
     10,120,118 shares issued and outstanding                                                     101                    101
    Additional paid-in capital                                                                 38,748                 38,748
    Retained earnings (accumulated deficit)                                                       826                 (1,662)
                                                                                   ------------------        ---------------

            Total stockholders' equity                                                         39,675                 37,187
                                                                                   ------------------        ---------------
            Total liabilities and stockholders' equity                                        $73,008                $61,974
                                                                                   ==================        ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)


                                                 Three months ended                                      Six months ended
                                        -----------------------------------------         ------------------------------------------

                                             August 30              August 31                 August 30                August 31
                                               1997                   1996                       1997                    1996
                                        ----------------      -----------------         ------------------      -------------------
Net sales                                        $36,389                $15,781                    $87,391                  $39,385
Cost of sales                                     18,152                  7,520                     42,489                   19,032
                                        ----------------      -----------------         ------------------      -------------------

            Gross profit                          18,237                  8,261                     44,902                   20,353

Selling, general and
  administrative expenses                         17,495                  8,489                     40,869                   19,036
                                        ----------------      -----------------         ------------------      -------------------

            Income (loss) from operations            742                   (228)                     4,033                    1,317

Interest, net, and other (Note 3)                     57                    (30)                       193                      (44)

                                        ----------------      -----------------         ------------------      -------------------

            Income (loss) before provision
               for income taxes                      799                   (258)                     4,226                    1,273

Provision for income taxes                           384                      -                      1,738                        -
                                        ----------------      -----------------         ------------------      -------------------

            Net income (loss)                    $   415                $  (258)                   $ 2,488                  $ 1,273
                                        ================      =================         ==================      ===================

            Net income per share                   $0.04                    n/a                      $0.24                      n/a
                                        ================                                ==================

            Weighted  average shares
            outstanding                           10,599                    n/a                     10,520                      n/a
                                        ================                                ==================

PRO FORMA INCOME DATA (NOTE 6):
-----------------------------

            Net income (loss) as
            reported above                           n/a                $  (258)                       n/a                  $ 1,273

            Pro forma
            provision for
            (benefit from)
            income taxes                             n/a                   (102)                       n/a                      503
                                                              -----------------                                 -------------------

            Pro forma
            net income (loss)                        n/a                $  (156)                       n/a                  $   770
                                                              =================                                 ===================

            Pro forma
            net income
            (loss)
            per share                                n/a                 $(0.02)                       n/a                    $0.09
                                                              =================                                 ===================

            Pro forma weighted
            average shares
            outstanding                              n/a                  8,210                        n/a                    8,459
                                                              =================                                 ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                               Six Months Ended
                                                                                ----------------------------------------------
                                                                                      August 30                  August 31
                                                                                        1997                        1996
                                                                                ------------------         -------------------
OPERATING ACTIVITIES:
Net income                                                                                 $ 2,488                     $ 1,273
                                                                                ------------------         -------------------
Noncash items:
    Depreciation                                                                             1,758                         706
    Deferred income tax provision                                                              269                           -
Net change in current assets and liabilities:
    Receivables                                                                             (1,948)                       (234)
    Inventories                                                                             (9,993)                     (8,200)
    Prepaid expenses                                                                        (1,127)                       (138)
    Prepaid catalog costs                                                                      575                      (1,216)
    Accounts payable                                                                         3,087                       8,050
    Accrued expenses                                                                         1,874                         921
    Income taxes payable                                                                        41                           -
Increase in deferred catalog costs                                                          (3,380)                     (2,500)
                                                                                ------------------         -------------------

       NET CASH USED IN OPERATING ACTIVITIES                                                (6,356)                     (1,338)
                                                                                ------------------         -------------------

INVESTING ACTIVITIES:
    Purchase of short term investments                                                      (5,105)                          -
    Sale of short term investments                                                           5,105                           -
    Loans to executives (Note 3)                                                            (1,286)                          -
    Purchase of property and equipment                                                      (4,728)                     (4,418)
                                                                                ------------------         -------------------

        Net cash used in investing activities                                               (6,014)                     (4,418)
                                                                                ------------------         -------------------

FINANCING ACTIVITIES:
    Advances under revolving line of credit                                                  3,275                       7,338
    Distributions to stockholders                                                                -                      (2,000)
                                                                                ------------------         -------------------

        Net cash provided by financing activities                                            3,275                       5,338
                                                                                ------------------         -------------------

        Net increase (decrease) in cash and
          cash equivalents                                                                  (9,095)                       (418)
        Cash and cash equivalents, beginning                                                 9,095                         418
                                                                                ------------------         -------------------

        Cash and cash equivalents, ending                                                  $     -                     $     -
                                                                                ==================         ===================

SUPPLEMENTAL CASH FLOW DATA:
---------------------------
    Cash paid for interest                                                                 $    43                     $    49
    Cash paid for income taxes                                                               1,354                           -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Coldwater Creek Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, which includes financial statements for the fiscal year ended March 1, 1997.

References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February
28. References to three and six month periods refer to the thirteen and twenty-six weeks ended on the date indicated.

In March 1997, the Company incorporated Coldwater Creek Outlet Stores, Inc. as a wholly-owned subsidiary.


2.  RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.


3.  EXECUTIVE LOAN PROGRAM

Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives. On July 31, 1997, $1,286,000 in the aggregate was loaned to six key executives. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the
                                                 ---
date on which the executive's employment with the Company terminates for any reason. If material, compensation expense is recognized by the Company for the difference between the stated interest rate and the prevailing prime rate.


4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be implemented in the fourth quarter of fiscal 1997. The statement revises the computation and presentation of earnings per share. Fully diluted earnings per share will be renamed diluted earnings per share, and primary earnings per share will be replaced with basic earnings per share. All previously reported amounts will be restated. For the three and six months ended August 30, 1997, SFAS No. 128 would not have had a material impact on the Company's reported earnings per share.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


5.  INCOME TAXES

A reconciliation of the statutory U.S. Federal tax provision and the Company's reported tax provisions for the three and six months ended August 30, 1997 is as follows:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             AUGUST 30, 1997      AUGUST 30, 1997
                                                           -------------------   -----------------

Federal statutory rate                                                   35.0%               35.0%
State income taxes, net of federal income tax benefit                     5.5                 5.5
Other                                                                     7.6                 0.6
                                                                         ----                ----
Effective tax rate                                                       48.1%               41.1%
                                                                         ====                ====


6.  PRO FORMA ADJUSTMENTS

The pro forma data appearing on the statements of operations reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are reported at an assumed effective rate of 39.5%, reflecting prevailing federal and state statutory rates at the time of the Company's initial public offering, as if the Company had been a C corporation rather than an S corporation for the three and six months ended August 31, 1996. Pro forma net income per share is based on the weighted average shares of common stock and stock equivalents outstanding, consisting of (i) actual shares outstanding, (ii) shares issuable under stock plans for which the effect of their inclusion would be dilutive, and
(iii) additional shares from which the proceeds, based on the Company's initial public offering price of $15 per share, would have been necessary to fund an assumed S corporation distribution of the retained earnings balance at August 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. See Index to Form 10-Q for a more detailed description.


GENERAL
-------

Coldwater Creek is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through four distinct catalogs. NORTHCOUNTRY, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, SPIRIT OF THE WEST, was introduced in the Fall of 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Created in the Spring of 1996, MILEPOST FOUR features upscale, yet relaxed, natural-fiber men's clothing. In response to customer demand for selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its BED & BATH catalog in mid-August of this year.

Also, as part of the Company's brand building strategy, the Company operates a unique complex of catalog-themed retail stores in Sandpoint, Idaho. As a continuation of this strategy, the Company opened a similar complex of catalog-themed retail stores in Jackson Hole, Wyoming during June of 1997.

Management believes that the Company's success to date in identifying prospective customers and in establishing and maintaining long-term customer relationships is evidenced by the Company's growth in net sales, which have increased every year since the Company's inception in 1984. For instance, during the five fiscal years ended March 1, 1997, the Company's net sales grew at a compound annual growth rate of 66.1% from $18.8 million to $143.1 million. The Company's success to date in managing this high rate of growth is evidenced by its realization of profits every year since 1986. In fact, despite certain significant increases in paper and postage costs realized during the five fiscal years ended March 1, 1997, the Company's operating income grew at a compound annual growth rate of 62.9% from $1.7 million to $12.2 million.

An integral part of the Company's overall growth strategy over the years has been an aggressive, yet targeted, catalog circulation strategy. The Company's continuing implementation of this strategy was evidenced during fiscal year 1996 by a 38.5% increase in circulation which resulted in the Company's proprietary mailing list growing by nearly 50% to approximately 3.7 million names at March 1, 1997.

Management largely attributes the significant growth in net sales since 1994 to the Company's increased offering of apparel. However, while continuing to provide the Company with new opportunities for growth, the logistical difficulties inherent in the direct mail marketing of apparel, such as variances in vendor sizing, have had, and continue to have, as management expected, the effect of increasing merchandise return rates and markdowns.

In support of the Company's growth strategy, and consistent with its continuing commitment to providing the finest customer service in the industry, the Company hired additional management personnel and invested $26.0 million in infrastructure during the three and one-half years ended August 30, 1997. These infrastructure investments included expanded and automated distribution, customer service, and administrative facilities as well as improved telecommunication and management information systems necessary to the Company's customer service and marketing programs, inventory management, and market analysis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GENERAL (CONTINUED)
-------------------

In analyzing the Company's financial position, results of operations, and cash flows, it should be noted that the Company has experienced, and will continue to experience, seasonal fluctuations in its sales and operating results as is typical for many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. Management believes that this seasonality will continue in the future although to a lesser degree as a result of the increased representation of apparel within the Company's overall merchandise mix.

In anticipation of the increased sales activity expected during November and December, the Company incurs certain significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift giving, the Company expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's net sales were to fall below its expectations during November and December, the Company's financial condition, results of operations and cash flows would be adversely affected.

It should be further noted that the Company's revenues and results of operations have fluctuated, and are likely to continue to fluctuate, on a quarterly basis as a result of a number of other factors including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in the Company's merchandise mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS
---------------------

The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                     THREE MONTHS ENDED                                SIX MONTHS ENDED
                                            --------------------------------                   --------------------------------
                                            AUGUST 30                AUGUST 31                  AUGUST 30              AUGUST 31
(AS A PERCENTAGE OF NET SALES)                1997                     1996                       1997                   1996
                                            ---------              -----------                 -----------             ----------
Net sales                                    100.0%                   100.0%                     100.0%                 100.0%
Cost of sales                                 49.9                     47.7                       48.6                   48.3
                                            ---------              -----------                 -----------             ----------
    GROSS PROFIT                              50.1                     52.3                       51.4                   51.7
Selling, general and
  administrative expenses                     48.1                     53.7                       46.8                   48.4
                                            ---------              -----------                 -----------             ----------
    INCOME (LOSS) FROM OPERATIONS              2.0                     (1.4)                        4.6                    3.3
Interest, net, and other                       0.2                     (0.2)                        0.2                   (0.1)
                                            ---------              -----------                 -----------             ----------

    INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                             2.2                     (1.6)                        4.8                    3.2
Provision for income taxes                     1.1                        -                         2.0                      -
                                            ---------              -----------                 -----------             ----------
    NET INCOME (LOSS)                          1.1 %                   (1.6)%                       2.8%                   3.2%
                                            ---------              -----------                 -----------             ----------
Pro forma provision for (benefit from)
  income taxes                                 n/a                     (0.6)                        n/a                    1.3
                                            ---------              -----------                 -----------             ----------
    PRO FORMA NET INCOME (LOSS)                 N/A%                   (1.0)%                       N/A%                   1.9
                                            =========              ===========                 ===========             ==========


The following table sets forth certain information regarding the Company's customer service:

                                         Three Months Ended                    SIX MONTHS ENDED
                                   -----------------------------        -----------------------------
                                      AUGUST 30        AUGUST 31           AUGUST 30        AUGUST 31
                                        1997             1996                 1997             1996
                                   ------------     ------------        ------------     ------------
AVERAGE ANSWER SPEEDS
  (IN SECONDS)                          4.11             2.72                3.76             2.65

AVERAGE CALL PROCESSING SPEEDS
  (IN MINUTES:SECONDS)                  3:42             3:41                3:52             3:39

ABANDONED CALL RATE
  (AS A PERCENT OF TOTAL CALLS)         0.48%            0.35%               0.42%            0.41%

Net sales increased by $20.6 million, or 130.6%, to $36.4 million during the three months ended August 30, 1997 from $15.8 million during the three months ended August 31, 1996. Net sales increased by $48.0 million, or 121.9%, to $87.4 million during the six months ended August 30, 1997 from $39.4 million during the six months ended August 31, 1996. These increases are primarily attributable to favorable response rates to the Company's core Northcountry catalog as well as increased circulation of, and favorable response rates to, the Company's Spirit of the West and Milepost Four catalogs. Total catalog mailings were 17.2 million and 42.1 million during the three and six months ended August 30, 1997, respectively, reflecting increases of approximately 56% and 106% from the 11.0 million and 20.4 million catalogs mailed during the comparable periods in fiscal 1996.

The investment made by the Company in increased catalog mailings has resulted in the active customer file, comprised of customers who have made a purchase in the preceding twelve months, increasing approximately 27% to 1.4 million at August 30, 1997 from 1.1million at March 1, 1997. The Company's proprietary mailing list increased approximately 16% to 4.3 million names at August 30, 1997 from
3.7 million names at March 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

Gross profit increased $10.0 million, or 120.8%, to $18.2 million during the three months ended August 30, 1997 from $8.3 million during the three months ended August 31, 1996. Gross profit increased $24.5 million, or 120.6%, to $44.9 million during the six months ended August 30, 1997 from $20.4 million during the six months ended August 31, 1996. Gross profit decreased as a percentage of net sales to 50.1% in the three months ended August 30, 1997 from 52.3% of net sales in the three months ended August 31, 1996. Gross profit decreased as a percentage of net sales to 51.4% in the six months ended August 30, 1997 from 51.7% of net sales in the six months ended August 31, 1996. The decreases in gross profit percentages are attributable to increased sales of marked down merchandise associated with a greater percentage of apparel and management's decision, in light of the continued growth in the Company's overall merchandise offering, to more aggressively liquidate slow-moving merchandise. The Company's fiscal 1997 gross margins also reflect the increasingly favorable effects of lower inventory procurement costs as a percentage of net sales.

Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $9.0 million, or 106.1%, to $17.5 million during the three months ended August 30, 1997 from $8.5 million in the three months ended August 31, 1996. Selling, general and administrative expenses increased by $21.8 million, or 114.7%, to $40.9 million during the six months ended August 30, 1997 from $19.0 million in the six months ended August 31, 1996. Selling, general and administrative expenses decreased as percentages of net sales to 48.1% and 46.8% during the three and six months ended August 30, 1997 from 53.7% and 48.4% during the three and six months ended August 31, 1996, respectively. The increases in selling, general and administrative expenses are primarily attributable to the circulation costs incurred in connection with increased catalog mailings and various infrastructure investments considered necessary to support the Company's anticipated growth. The decreases in selling, general and administrative expenses as percentages of net sales are attributable to the growth in net sales and the fixed or semi-fixed nature of certain infrastructure costs.

As a result of the foregoing, operating income (loss) increased by $1.0 million, or 425.4%, to $0.7 million for the three months ended August 30, 1997 from $(0.2) million for the three months ended August 31, 1996. Similarly, operating income increased by $2.7 million, or 206.2%, to $4.0 million for the six months ended August 30, 1997 from $1.3 million for the six months ended August 31, 1996.

After applying a combined federal and state statutory income tax rate of 39.5% to the fiscal 1996 periods when the Company remained an S-corporation, the Company realized net income of $0.4 million and $2.5 million for the three and six months ended August 30, 1997 versus pro forma net income (loss) of $(0.2) million and $0.8 million for the three and six months ended August 31, 1996, respectively. This equates to net income per share of $0.04 and $0.24 for the three and six months ended August 30, 1997, versus pro forma net income (loss) per share of $(0.02) and $0.09 for the three and six months ended August 31, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Coldwater Creek has historically funded its growth through a combination of funds generated from operations and short-term bank credit facilities. Working capital requirements generally precede the realization of sales on a monthly basis.

During the six months ended August 30, 1997, operating activities consumed $6.4 million while financing activities provided $3.3 million. Similarly, during the six months ended August 31, 1996, operating activities consumed $1.3 million while financing activities provided $5.3 million. The above reflects the Company's partial financing of inventory purchases, as well as catalog production and distribution costs, during the second fiscal quarter in anticipation of the increased consumer demand traditionally realized during the third and fourth fiscal quarters.

Investing activities consumed $6.0 million during the six months ended August 30, 1997, versus $4.4 million during the six months ended August 31, 1996. This reflects the Company's capital expenditures for infrastructure improvements such as expanded distribution facilities, administrative offices, upgrades in telecommunications and management information systems.

The Company recently entered into a preliminary agreement with the State of West Virginia to locate its planned second distribution center in Parkersburg, West Virginia. The proposed agreement calls for the facility to open in early 1999. The Company anticipates that it will phase in shipments of packages from its new Bed & Bath catalog at a temporary, short-term facility located in the Parkersburg area beginning in the second half of 1998, in order to allow for potential growth of this new vehicle. Coldwater Creek and the State of Virginia are continuing to negotiate the definitive agreement, including all related financing.

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

The Company believes that cash flow from operations and borrowing capacity under its credit facilities will be sufficient to support operations and future growth through at least fiscal 1998. The Company may be required to seek additional sources of funds for accelerated growth or continued growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II

Item 1.   Legal Proceedings

     There are no material legal proceedings presently pending to which Coldwater Creek, Inc. is a party or of which any of its property is the subject.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     The Annual Meeting of Stockholders of Coldwater Creek Inc. (the Company) was held on July 11, 1997. At such meeting, proposals to re-elect two directors to the Company's Board of Directors and to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants were voted upon and approved by the Company's stockholders.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit
NUMBER    DESCRIPTION OF DOCUMENT
-------   --------------------------
3.1       *Amended and Restate Certificate of Incorporation
3.2       *Bylaws
4.3       *Specimen of Stock Certificate
10.1.1    *Form of Indemnity Agreement between the Registrant and each of its
           Directors
10.1.2    *Form of Agreement for Distribution of Retained Earnings and Tax
           Indemnification between the Company and Dennis and Ann Pence
10.1.3    *Lease to Coeur d'Alene Call Facility
10.1.4    *Lease to Cedar Street Bridge Store
10.1.5    *Lease to Jackson Hole Retail Store
10.1.6    *Loan Agreement dated September 9, 1996 between the Company and U.S.
           Bank of Idaho, formerly West One Bank, Idaho
10.1.7    *Credit Agreement with MBNA America
10.1.8    *Seaside Lease Agreement
10.2      *1996 Stock Option/Stock Issuance Plan
10.2.1    *Form of Stock Option Agreement under 1996 Stock Option/Stock
           Issuance Plan
10.2.2     1997 Employee Stock Purchase Plan
10.2.3     Form of Executive Loan Agreement
11         Computation of Net Income Per Share
24.1      *Power of Attorney (included on the signature page to S-1)
27.1       Financial Data Schedule

* Previously filed

     There were no reports filed on Form 8-K during the six months ended August 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 14th day of October 1997.



                                  COLDWATER CREEK INC.


                                  By: * Dennis Pence
                                     ------------------------------------
                                     Dennis Pence

                                     President and Chief Executive Officer
                                     and Vice Chairman of the Board of Directors


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                                      TITLE                                Date
              ---------                                      -----                                ----
            * Dennis Pence
--------------------------------------     President, Chief Executive Officer, Vice
             Dennis Pence                  Chairman of the Board of Directors, and
                                           Director
            * Ann Pence
--------------------------------------     Chairman of the Board of Directors, Creative
              Ann Pence                    Director and Director

            * Donald Robson
--------------------------------------     Chief Financial Officer, Vice President of
              Donald Robson                Finance and Administration, Treasurer,
                                           Secretary, and Director (Principal Financial
                                           and Accounting Officer)

            * Robert H. McCall
--------------------------------------     Director
              Robert H. McCall

            * James R. Alexander
--------------------------------------     Director
              James R. Alexander

            * Curt Hecker
--------------------------------------     Director
              Curt Hecker

*By: /s/  Donald Robson
    ------------------------------------
          Donald Robson
       (Attorney-in-fact)