Form 10-Q
period 1997-11-29
COLDWATER CREEK INC
filed 1998-01-13
CIK 1018005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED NOVEMBER 29, 1997

                                      OR

      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                    YES   X                              NO
                        -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                     Shares outstanding as of November 29, 1997
-----------------------------         ------------------------------------------
Common Stock ($.01 par value)                         10,120,118

================================================================================


                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

                                                                                                               Page
Item 1.  Financial Statements

Consolidated Balance Sheets at November 29, 1997 and March 1, 1997.............................................  4

Consolidated Statements of Operations for the three and nine month periods ended
  November 29, 1997 and November 30, 1996......................................................................  5

Consolidated Statements of Cash Flows for the nine month periods ended
  November 29, 1997 and November 30, 1996......................................................................  6

Notes to Consolidated Financial Statements.....................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................... 15

Item 2.  Changes in Securities................................................................................. 15

Item 3.  Defaults Upon Senior Securities....................................................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 15

Item 5.  Other Information..................................................................................... 15

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 16


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

Item 1.  FINANCIAL STATEMENTS (unaudited)

                             COLDWATER CREEK INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                       ASSETS

                                                               NOVEMBER 29         MARCH 1
                                                                  1997               1997
                                                               -----------         -------
CURRENT ASSETS:
    Cash and cash equivalents                                    $    34           $ 9,095
    Receivables                                                    7,353             2,342
    Inventories                                                   40,949            25,279
    Prepaid expenses                                               2,089               456
    Prepaid catalog costs                                            713             1,375
                                                                 -------           -------

             TOTAL CURRENT ASSETS                                 51,138            38,547

Deferred catalog costs                                            10,878             3,347
Property and equipment, net of accumulated depreciation           24,573            20,080
Executive loans (Note 3)                                           1,286               --
                                                                 -------           -------
             TOTAL ASSETS                                        $87,875           $61,974
                                                                 =======           =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Amounts due banks                                            $ 4,975           $   --
    Accounts payable                                              28,556            18,061
    Accrued expenses, including accrued sales returns             10,109             6,045
    Income taxes payable                                             --                451
                                                                 -------           -------

             TOTAL CURRENT LIABILITIES                            43,640            24,557

Deferred income taxes                                                220               230
                                                                 -------           -------
             TOTAL LIABILITIES                                    43,860            24,787
                                                                 -------           -------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --                --
    Common stock, $.01 par value, 15,000,000 shares authorized,
      10,120,118 shares issued and outstanding                       101               101
    Additional paid-in capital                                    38,748            38,748
    Retained earnings (accumulated deficit)                        5,166            (1,662)
                                                                 -------           -------
             TOTAL STOCKHOLDERS' EQUITY                           44,015            37,187
                                                                 -------           -------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $87,875           $61,974
                                                                 =======           =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              ------------------------------          ------------------------------
                                              NOVEMBER 29        NOVEMBER 30          NOVEMBER 29        NOVEMBER 30
                                                 1997               1996                 1997               1996
                                              -----------        -----------          -----------        -----------
Net sales                                       $77,242             $45,325             $164,633           $84,710
Cost of sales                                    37,698              20,276               80,187            39,308
                                                -------             -------             --------           -------

     GROSS PROFIT                                39,544              25,049               84,446            45,402

Selling, general and
  administrative expenses                        32,397              20,203               73,266            39,239
                                                -------             -------             --------           -------

     INCOME FROM OPERATIONS                       7,147               4,846               11,180             6,163

Interest, net, and other (Note 3)                   (31)               (156)                 162              (200)
                                                -------             -------             --------           -------

     INCOME BEFORE PROVISION
       FOR INCOME TAXES                           7,116               4,690               11,342             5,963

Provision for income taxes                        2,776                 --                 4,514               --
                                                -------             -------             --------           -------

     NET INCOME                                 $ 4,340               4,690                6,828             5,963
                                                =======             =======             ========           =======

     NET INCOME PER SHARE                       $  0.41                 n/a             $   0.65               n/a
                                                =======                                 ========

     Weighted average shares
       outstanding                               10,676                 n/a               10,586               n/a
                                                =======                                 ========

PRO FORMA INCOME DATA (NOTE 6):

     Net income as reported above                   n/a             $ 4,690                  n/a           $ 5,963

     Pro forma provision for
       income taxes                                 n/a               1,853                  n/a             2,355
                                                                    -------                                -------

     PRO FORMA NET INCOME                           n/a             $ 2,837                  n/a           $ 3,608
                                                                    =======                                =======

     PRO FORMA NET INCOME
       PER SHARE                                    n/a             $  0.34                  n/a           $  0.44
                                                =======             =======             ========           =======

     Pro forma weighted average
       shares outstanding                            n/a              8,288                  n/a             8,288
                                                ========            =======             ========           =======

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COLDWATER CREEK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                                NINE MONTHS ENDED
                                                          -----------------------------
                                                          NOVEMBER 29       NOVEMBER 30
                                                             1997              1996
                                                          -----------       -----------
OPERATING ACTIVITIES:
Net income                                                  $  6,828          $  5,963
                                                            --------          --------
Noncash items:
    Depreciation                                               2,817             1,357
    Deferred income tax provision                                (10)              --
Net change in current assets and liabilities:
    Receivables                                               (5,011)           (1,980)
    Inventories                                              (15,670)          (12,070)
    Prepaid expenses                                          (1,633)              387
    Prepaid catalog costs                                        662              (296)
    Accounts payable                                          10,495            13,065
    Accrued expenses                                           4,064             4,011
    Income taxes payable                                        (451)              --
Increase in deferred catalog costs                            (7,531)           (5,260)
                                                            --------          --------

    NET CASH USED IN OPERATING ACTIVITIES                     (5,440)            5,177
                                                            --------          --------

INVESTING ACTIVITIES:
    Purchase of short term investments                         5,106               --
    Sale of short term investments                            (5,106)              --
    Loans to executives (Note 3)                              (1,286)              --
    Purchase of property and equipment                        (7,310)          (10,187)
                                                            --------          --------

        NET CASH USED IN INVESTING ACTIVITIES                 (8,596)          (10,187)
                                                            --------          --------

FINANCING ACTIVITIES:
    Payments on capital leases                                   --               (132)
    Amounts due banks                                          4,975               --
    Advances under revolving line of credit                    9,015            11,500
    Repayment of advances under revolving line of credit      (9,015)              --
    Distributions to stockholders                                --             (4,500)
                                                            --------          --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES              4,975             6,868
                                                            --------          --------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                    (9,061)            1,858
        Cash and cash equivalents, beginning                   9,095               418
                                                            --------          --------

        CASH AND CASH EQUIVALENTS, ENDING                   $     34          $  2,276
                                                            ========          ========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                  $     74          $    141
    Cash paid for income taxes                                 5,008               --


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

References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February
28. References to three and nine month periods refer to the thirteen and thirty-nine weeks ended on the date indicated.

In March 1997, the Company incorporated Coldwater Creek Outlet Stores, Inc. as a wholly-owned subsidiary.

2.   RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation.

3.   EXECUTIVE LOAN PROGRAM

Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives. On July 31, 1997, $1,286,000 in the aggregate was loaned to six key executives. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire OR (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. If material, compensation expense is recognized by the Company for the difference between the stated interest rate and the prevailing prime rate.

4.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be implemented in the fourth quarter of fiscal 1997. The statement revises the computation and presentation of earnings per share. Fully diluted earnings per share will be renamed diluted earnings per share, and primary earnings per share will be replaced with basic earnings per share. All previously reported amounts will be restated. For the three and nine months ended November 29, 1997, SFAS No. 128 would not have had a material impact on the Company's reported earnings per share.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES

A reconciliation of the statutory U.S. Federal tax provision and the Company's reported tax provisions for the three and nine months ended November 29, 1997 is as follows:

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             NOVEMBER 29, 1997    NOVEMBER 29, 1997
                                                            ------------------    -----------------
Federal statutory rate                                             35.0%                35.0%
State income taxes, net of federal income tax benefit               5.5                  5.5
Other                                                              (1.5)                (0.7)
                                                                   ----                 ----
Effective tax rate                                                 39.0%                39.8%
                                                                   ====                 ====

6.   PRO FORMA ADJUSTMENTS

The pro forma data appearing on the statements of operations reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are reported at an assumed effective rate of 39.5%, reflecting prevailing federal and state statutory rates at the time of the Company's initial public offering, as if the Company had been a C corporation rather than an S corporation for the three and nine months ended November 30, 1996. Pro forma net income per share is based on the weighted average shares of common stock and stock equivalents outstanding, consisting of (i) actual shares outstanding, (ii) shares issuable under stock plans for which the effect of their inclusion would be dilutive, and
(iii) additional shares from which the proceeds, based on the Company's initial public offering price of $15 per share, would have been necessary to fund an assumed S corporation distribution of the retained earnings balance at November 30, 1996.

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

GENERAL

Coldwater Creek Inc. is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through four distinct catalogs. NORTHCOUNTRY, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, SPIRIT OF THE WEST, was introduced in the Fall of 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Created in the Spring of 1996, MILEPOST FOUR features upscale, yet relaxed, natural-fiber men's clothing. In response to customer demand for selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its BED & BATH catalog in mid-August of this year.

Also, as part of the Company's brand building strategy, the Company operates a unique complex of catalog-themed retail stores in Sandpoint, Idaho. As a continuation of this strategy, the Company opened a similar complex in Jackson Hole, Wyoming during June of 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -------------------------        -------------------------
                                          NOVEMBER 29   NOVEMBER 30        NOVEMBER 29   NOVEMBER 30
(AS A PERCENTAGE OF NET SALES)               1997          1996               1997          1996
                                          -----------   -----------        -----------   -----------
Net sales                                    100.0%        100.0%             100.0%        100.0%
Cost of sales                                 48.8          44.7               48.7          46.4
                                             -----         -----              -----         -----
    Gross profit                              51.2          55.3               51.3          53.6
Selling, general and
  administrative expenses                     41.9          44.6               44.5          46.3
                                             -----         -----              -----         -----
    Income from operations                     9.3          10.7                6.8           7.3
Interest, net, and other                      (0.1)         (0.3)               0.1          (0.3)
                                             -----         -----              -----         -----
    Income before provision for
      income taxes                             9.2          10.4                6.9           7.0
Provision for income taxes                     3.6           --                 2.7           --
                                             -----         -----              -----         -----
    Net income                                 5.6%         10.4%               4.2%          7.0%
                                             =====         =====              =====         =====
Pro forma provision for
  income taxes                                 n/a           4.1                n/a           2.8
                                             -----         -----              -----         -----
    Pro forma net income                       n/a%          6.3%               n/a%          4.2%
                                             =====         =====              =====         =====


The following table sets forth certain information regarding the Company's customer service:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -------------------------        -------------------------
                                          NOVEMBER 29   NOVEMBER 30        NOVEMBER 29   NOVEMBER 30
                                             1997          1996               1997          1996
                                          -----------   -----------        -----------   -----------
AVERAGE ANSWER SPEEDS
  (in seconds)                               3.18          5.30               3.34          4.12

AVERAGE CALL PROCESSING SPEEDS
  (in minutes:seconds)                       4:09          4:07               3:59          3:54

ABANDONED CALL RATE
  (as a percent of total calls)              0.42%         0.46%              0.42%         0.49%


Net sales increased by $31.9 million, or 70.4%, to $77.2 million during the three months ended November 29, 1997 from $45.3 million during the three months ended November 30, 1996. Net sales increased by $79.9 million, or 94.3%, to $164.6 million during the nine months ended November 29, 1997 from $84.7 million during the nine months ended November 30, 1996. These increases are primarily attributable to favorable response rates to the Company's core Northcountry catalog as well as increased circulation of, and favorable response rates to, the Company's Spirit of the West and Milepost Four catalogs. Total catalog mailings were 37.3 million and 79.4 million during the three and nine months ended November 29, 1997, respectively, reflecting increases of approximately 44.6% and 71.9% from the 25.8 million and 46.2 million catalogs mailed during the comparable periods in fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The investment made by the Company in increased catalog mailings resulted in the active customer file, comprised of customers who have made a purchase in the preceding twelve months, increasing to 1.5 million at November 29, 1997 from
1.1 million at March 1, 1997 and 0.9 million at November 30, 1996. The Company's proprietary mailing list increased to 4.8 million names at November 29, 1997 from 3.7 million names at March 1, 1997 and 3.2 million names at November 30, 1996.

Gross profit increased $14.5 million, or 57.9%, to $39.5 million during the three months ended November 29, 1997 from $25.0 million during the three months ended November 30, 1996. Gross profit increased $39.0 million, or 86.0%, to $84.4 million during the nine months ended November 29, 1997 from $45.4 million during the nine months ended November 30, 1996. Gross profit decreased as a percentage of net sales to 51.2% in the three months ended November 29, 1997 from 55.3% of net sales in the three months ended November 30, 1996. Gross profit decreased as a percentage of net sales to 51.3% in the nine months ended November 29, 1997 from 53.6% of net sales in the nine months ended November 30, 1996. The decreases in gross profit percentages are attributable to increased sales of marked down merchandise associated with a greater percentage of apparel and management's decision, in light of the continued growth in the Company's overall merchandise offering, to more aggressively liquidate slow-moving merchandise. The Company's fiscal 1997 gross margins also reflect the increasingly favorable effects of lower inventory procurement costs as a percentage of net sales.

Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $12.2 million, or 60.4%, to $32.4 million during the three months ended November 29, 1997 from $20.2 million in the three months ended November 30, 1996. Selling, general and administrative expenses increased by $34.0 million, or 86.7%, to $73.3 million during the nine months ended November 29, 1997 from $39.2 million in the nine months ended November 30, 1996. Selling, general and administrative expenses decreased as percentages of net sales to 41.9% and 44.5% during the three and nine months ended November 29, 1997 from 44.6% and 46.3% during the three and nine months ended November 30, 1996, respectively. The increases in selling, general and administrative expenses are primarily attributable to the circulation costs incurred in connection with increased catalog mailings and various infrastructure investments considered necessary to support the Company's anticipated growth. The decreases in selling, general and administrative expenses as percentages of net sales are attributable to the growth in net sales and the fixed or semi-fixed nature of certain infrastructure costs.

As a result of the foregoing, operating income increased by $2.3 million, or 47.5%, to $7.1 million for the three months ended November 29, 1997 from $4.8 million for the three months ended November 30, 1996. Similarly, operating income increased by $5.0 million, or 81.4%, to $11.2 million for the nine months ended November 29, 1997 from $6.2 million for the nine months ended November 30, 1996.

After applying a combined federal and state statutory income tax rate of 39.5% to the fiscal 1996 periods when the Company remained an S-corporation, the Company realized net income of $4.3 million and $6.8 million for the three and nine months ended November 29, 1997 versus pro forma net income of $2.8 million and $3.6 million for the three and nine months ended November 30, 1996, respectively. This equates to net income per share of $0.41 and $0.65 for the three and nine months ended November 29, 1997, versus pro forma net income per share of $0.34 and $0.44 for the three and nine months ended November 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Coldwater Creek has historically funded its growth through a combination of funds generated from operations and short-term bank credit facilities. Working capital requirements generally precede the realization of sales on a monthly basis.

During the nine months ended November 29, 1997, operating activities used $5.4 million while financing activities provided $5.0 million. In contrast, during the nine months ended November 30, 1996, operating activities provided $5.2 million while financing activities provided $6.9 million after distributions to S-corporation shareholders of $4.5 million. The current period primarily reflects the Company's partial financing via accounts payable and amounts due bank of inventory purchases, as well as catalog production and distribution costs, during the summer and early fall in anticipation of the increased consumer demand traditionally realized during the late fall and winter. The Company had no amounts outstanding under its revolving lines of credit at November 29, 1997 and March 1, 1997, whereas the Company had $11.5 million outstanding at November 30, 1996.

In January 1997, the Company amended its revolving lines of credit agreement with U.S. Bank of Idaho to provide for: (i) an unsecured revolving line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, which is five basis points below the bank's Prime rate or LIBOR plus one and three quarters percent (1.75%); the unsecured line expires on June 30, 1998; (ii) a secured line of credit which allows the Company to borrow up to $17,500,000 at an interest rate equal to the bank's Prime rate or LIBOR plus one and eighty five hundredths percent (1.85%) and is secured with certain real property, equipment and fixtures of the Company; the secured line expires on June 30, 2000; and (iii) a separate unsecured line of credit exclusively for the purpose of issuing standby and commercial letters of credit with an aggregate face value of no more than $1,000,000. Letters of credit under this facility can be issued up through June 30, 1998 for expiration by no later than June 30, 1999. As a condition of the unsecured line of credit only, borrowings thereunder must be fully repaid for at least thirty consecutive days during each twelve-month period.

Investing activities consumed $8.6 million during the nine months ended November 29, 1997, versus $10.2 million during the nine months ended November 30, 1996. The current period primarily reflects the Company's continuing investment in telecommunications and management information systems, and to a lesser degree, leasehold improvements attributable to the Company's retail store complex in Jackson Hole, Wyoming, which opened in June 1997.

The Company's fulfillment center in Sandpoint, Idaho is currently operating near capacity. Additionally, a majority of the Company's net revenues are generated from customers residing in the eastern United States. As a result, the Company currently realizes certain operating inefficiencies and incremental shipping costs in fulfilling the majority of its customer orders. Therefore, the Company is currently negotiating a definitive agreement with the State of West Virginia to establish a planned second fulfillment center in Parkersburg, West Virginia.

If completed, the new fulfillment center would approximate 650,000 square feet and be situated on approximately 60 acres. It is contemplated that the new fulfillment center would commence operations in the Spring of 1999. A condition to any definitive agreement will be that the State of West Virginia must provide the Company at a nominal annual lease cost with a temporary 120,000 square foot facility in the Parkersburg area from which the Company may begin fulfillment operations in the Spring of 1998. The temporary facility will remain available to the Company until the new fulfillment center is operational.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Under the current negotiations, the Company would lease the land and building components of the new fulfillment center for 15 to 20 years at an estimated annual cost of $2.4 million to $2.7 million. The required machinery and equipment components, which will be conventionally financed over a period of approximately 3 to 10 years, are currently estimated by management to cost approximately $25 million.

If a definitive agreement is reached with the State of West Virginia with respect to the new fulfillment center, the Company would consider building a planned third customer service call center on the same site. Management is currently evaluating the related costs and financing alternatives.

Additionally, the Company has negotiated the purchase of real estate for a planned new customer service call center in Coeur d'Alene, Idaho. This new call center will replace the existing leased facilities in Coeur d'Alene and provide for additional growth capacity. The estimated total cost for the new call center, which is targeted for completion by the Fall of 1998, is estimated to be approximately $6 million. It is expected that such amount will be conventionally financed using the Company's established bank lines of credit.

The Company believes that cash flow from operations and borrowing capacity under its existing credit facilities will be sufficient to support operations and future growth through at least fiscal 1998. The Company may be required to seek additional sources of funds for continued or accelerated growth after that point, and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial condition and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II

Item 1.   Legal Proceedings

          There are no material legal proceedings presently pending to which Coldwater Creek, Inc. is a party or of which any of its property is the subject.

Item 2.   Changes in Securities

                  None.

Item 3.   Defaults Upon Senior Securities

                  None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Coldwater Creek Inc. (the Company) was held on July 11, 1997. At such meeting, the following proposals were voted upon and approved:

          1.    Proposal #1: Election of Directors:

                                                FOR          WITHHOLD
                                             ---------       --------
                Dennis C. Pence              9,702,430         4,239
                Robert H. McCall             9,702,274         4,395

          2. Proposal #2: Ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending February 28, 1998.

                                 FOR           AGAINST        ABSTAIN
                              ---------        -------        -------
                              9,703,183         1,950          1,536

          3. Proposal #3: To transact such other business as may properly come before the annual meeting or any adjournment or postponement thereof.

                                 FOR           AGAINST        ABSTAIN
                              ---------        -------        -------
                              8,503,693        689,290        513,686

Item 5.   Other Information

                None.

Item 6.   Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT

     3.1    * Amended and Restate Certificate of Incorporation
     3.2    * Bylaws
     4.1    * Specimen of Stock Certificate
    10.1.1  * Form of Indemnity Agreement between the Registrant and each of its
              Directors
    10.1.2  * Form of Agreement for Distribution of Retained Earnings and Tax
              Indemnification between the Company and Dennis and Ann Pence
    10.1.3  * Lease to Coeur d'Alene Call Facility
    10.1.4  * Lease to Cedar Street Bridge Store
    10.1.5  * Lease to Jackson Hole Retail Store
    10.1.6  * Loan Agreement dated September 9, 1996 between the Company and
              U.S. Bank of Idaho, formerly West One Bank, Idaho
    10.1.7  * Credit Agreement with MBNA America
    10.1.8  * Seaside Lease Agreement
    10.2    * 1996 Stock Option/Stock Issuance Plan
    10.2.1  * Form of Stock Option Agreement under 1996 Stock Option/Stock
              Issuance Plan
    10.2.2  * 1997 Employee Stock Purchase Plan
    10.2.3  * Form of Executive Loan Agreement
    11        Computation of Net Income Per Share
    24.1    * Power of Attorney (included on the signature page to S-1)
    27.1      Financial Data Schedule

* Previously filed

There were no reports filed on Form 8-K during the nine months ended November 29, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of January 1998.

                                 COLDWATER CREEK INC.

                                 By:               * DENNIS PENCE
                                     -------------------------------------------
                                                     Dennis Pence
                                          President, Chief Executive Officer
                                     and Vice Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                          TITLE                               DATE
                ---------                                          -----                               ----
             *  DENNIS PENCE                  President, Chief Executive Officer, Vice           January 13, 1998
   -------------------------------------      Chairman of the Board of Directors, and Director
                Dennis Pence

               *  ANN PENCE                   Chairman of the Board of Directors, Creative       January 13, 1998
   -------------------------------------      Director and Director
                  Ann Pence

            *  DONALD ROBSON                  Chief Financial Officer, Vice President of         January 13, 1998
    -----------------------------------       Finance and Administration, Treasurer,
               Donald Robson                  Secretary, and Director (Principal Financial
                                              and Accounting Officer)

           *  ROBERT H. MCCALL                Director                                           January 13, 1998
   --------------------------------------
              Robert H. McCall

          *  JAMES R. ALEXANDER               Director                                           January 13, 1998
   --------------------------------------
             James R. Alexander

             *  CURT HECKER                   Director                                           January 13, 1998
   --------------------------------------
                Curt Hecker

           *  MICHELLE COLLINS                Director                                           January 13, 1998
   --------------------------------------
               Michelle Collins

   *By:   /s/  DONALD ROBSON                                                                     January 13, 1998
         --------------------------------
               Donald Robson
             (Attorney-in-fact)
