Form 10-K
period 1998-02-28
COLDWATER CREEK INC
filed 1998-05-29
CIK 1018005

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998       COMMISSION FILE NUMBER 0-26772


                              COLDWATER CREEK INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      82-0419266
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864       (208) 263-2266
    (Address of principal executive offices)     (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES   X   NO ____
                                                   ---
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $66,370,525 as of May 22, 1998, based upon the closing price on the Nasdaq National Market reported for such date. As of May 22, 1998, 10,130,793 shares of the Registrant's $.01 par value common stock were outstanding. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------

                             Coldwater Creek Inc.

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                                                                                                               Page
                                                                                                                               ----
PART 1

Item 1.        Business.....................................................................................................     3
Item 2.        Properties...................................................................................................    15
Item 3.        Legal Proceedings............................................................................................    14
Item 4.        Submission of Matters to a Vote of Security Holders..........................................................    15

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters........................................    18
Item 6.        Selected Financial and Operating Data........................................................................    20
Item 7.        Management's Discussion and Analysis.........................................................................    22
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...................................................    27
Item 8.        Financial Statements and Supplementary Data..................................................................    30
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................    47

PART III

Item 10.       Directors and Executive Officers of the Registrant ..........................................................    47
Item 11.       Executive Compensation.......................................................................................    47
Item 12.       Security Ownership of Certain Beneficial Owners and Management...............................................    47
Item 13.       Certain Relationships and Related Transactions...............................................................    47

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................    48

                                     PART I
                                     ------
ITEM 1.  BUSINESS

The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 1 - Business - Competition; Reliance on Catalog Operations; and Risks Associated with Growth Strategy," "Item 7 - Management's Discussion and Analysis" and elsewhere in this Form 10-K. References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods presented except fiscal 1994 which consisted of 53 weeks.


OVERVIEW

Coldwater Creek Inc. (the "Company") is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through four distinct catalogs. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in the Fall of 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Created in the Spring of 1996, Milepost Four features upscale, yet relaxed, natural-fiber men's clothing. In response to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997.

As part of the Company's brand building strategy, the Company also operates catalog-themed retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company additionally operates outlet stores in Seaside, Oregon; Lee, Massachusetts; Kittery, Maine; and Birch Run, Michigan.

Coldwater Creek targets well-educated, middle-to-upper-income households and seeks to differentiate itself from other retail and catalog operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies, coupled with its high customer service standards and efficient order entry and fulfillment operations, have allowed it to develop a unique brand identity and strong relationships with its loyal customer base.

Coldwater Creek focuses on providing extraordinary customer service well above industry standards. All aspects of the Company's operations are designed to provide a superior catalog buying experience as well as to strengthen relationships with existing and new customers. Coldwater Creek has strived to make timely investments in its telephone and distribution infrastructure to support its customer service-based strategy. During fiscal 1997, the Company achieved faster telephone answer times, lower abandoned call rates and faster order processing than the most recently published industry averages. The Company plans to stimulate future growth through a variety of strategic initiatives designed to increase catalog circulation, yield higher customer response rates and expand merchandise offerings. In addition, the Company believes that significant opportunities exist to expand its customer base by targeting new members of existing customer households with additional merchandise offerings and catalog titles.

INDUSTRY OVERVIEW

The direct marketing industry has experienced substantial growth over the past decade as many retail customers have migrated toward the convenience and service offered by home shopping. According to statistics published by the Direct Marketing Association, between 1991 and 1996, consumer catalog sales volume grew at a compound annual growth rate of 7.9% to $46.0 billion in 1996. Additional data published by the Direct Marketing Association estimates that consumer catalog sales will grow to $62.8 billion by 2001. Between 1991 and 1996, catalog sales growth outpaced the growth of traditional retail sales. The Company believes that the catalog industry will continue to experience substantial growth principally due to the convenience and security of shopping at home, the increasing time constraints facing two-career families, the convenience and availability of overnight delivery and favorable demographic trends.

The direct marketing industry is highly fragmented with over 7,000 catalog titles currently in circulation, many of which generate limited revenue and profitability. Many smaller catalog companies are facing substantial challenges in the current environment, including declines in profitability due to significant fluctuations in postage, paper and other operating costs and insufficient capital necessary to provide for growth or to access technologically advanced database and customer service systems required in an increasingly competitive market. The Company believes that, as a result of its having developed a large and loyal customer base and its recent investments in infrastructure, it is well positioned to take advantage of emerging market and distribution opportunities not available to smaller catalog companies.

HISTORY AND PHILOSOPHY OF COLDWATER CREEK

Coldwater Creek was founded on a shoestring budget in 1984 by Dennis and Ann Pence. In its infancy, Coldwater Creek operated out of a small apartment in Sandpoint, Idaho, had one phone line and, through the use of flyers and magazine advertisements, sold approximately 15 items including binoculars and birdfeeders. The Company's first customer database consisted of handwritten customer information on 3x5 index cards. Since its inception, the Company has remained committed to the vision of providing extraordinary customer service and offering high value merchandise as the primary means to develop a loyal customer base. Quick telephone answer speeds and rapid order fulfillment have also been hallmarks of the Company since its founding. As the Company pursued its growth, Dennis and Ann hired individuals who shared their commitment to offering extraordinary customer service.

The Company believes it is more than just a purveyor of goods. The Company's philosophy is closely aligned with the romance of wide open spaces and the unhurried approach to living and familiarity found in small town settings. Apparel and other merchandise is selected and displayed to promote the Company's philosophy and enhance its image and is presented honestly without price inflation in anticipation of planned sales. The merchandise offering has evolved over time away from the Company's original emphasis on nature related gifts to a broader range of merchandise focusing on a casual lifestyle and on the needs of its growing customer base.

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

Provide Superior Catalog Buying Experience Through Exceptional Customer Service. Offering a superior catalog buying experience through exceptional customer service has been the hallmark of the Coldwater Creek strategy since its inception. The Company believes that consistently providing its customers with prompt, knowledgeable and courteous service as well as rapid order fulfillment increases the Company's ability to attract and retain customers, builds customer loyalty and promotes the purchase of its merchandise by the customer household. The Company's employee training programs, customer service call centers, telephone and management information systems, as well as its order fulfillment and return policy, are all designed to carry out this strategy through adherence to strict operating standards. For example, during fiscal 1997, the Company achieved an average telephone answer speed of 3.9 seconds, an abandoned call rate of 0.45%, a distribution error rate of 0.11% and shipped 95.9% of in-stock orders within one shipping day of order processing.

Offer a High Quality, Differentiated Merchandise Assortment. Coldwater Creek's catalogs offer a broad assortment of high quality apparel, gifts, jewelry and home furnishings which the Company believes is not commonly found in other consumer catalogs. The Company believes that its customers buy into a relaxed lifestyle, not just clothing and collectibles, and it seeks to differentiate its catalogs through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. The Company's merchandise mix is structured to reflect a uniquely American, relaxed style. In addition, the Company attempts to provide its customers with a dynamic merchandise assortment by regularly test marketing new merchandise and merchandise concepts and updating its merchandise selection frequently. For example, in recent years, the Company has shifted its merchandise mix to include a greater percentage of apparel and home furnishings and has introduced its own line of private label apparel offerings.

Promote Increased Household Purchasing. The Company attempts to promote purchase relationships with different members of the target customer household and to increase customer retention by increasing the frequency and variety of its catalog mailings, by frequent merchandise turns and through the increased use of its customer file and purchase analysis. In addition, the Company's marketing efforts are designed to promote additional purchase relationships within each customer household by selectively cross-mailing the Company's other catalog titles to existing customer households based on past merchandise purchases and demographic overlay data. The Company also maintains a Preferred Customer Program which is designed to offer its best customers an enhanced level of customer service including special purchasing and packaging services.

Continue Investment in Infrastructure. The Company is committed to ongoing investment in infrastructure development in order to increase operating efficiency, provide extraordinary customer service and maximize the Company's growth potential. The Company believes that investing in infrastructure in anticipation of customer and sales growth allows it to maintain operational flexibility to capture strategic or market opportunities, including increased sales volumes and shifts in consumer preferences. Between fiscal 1994 and fiscal 1997, the Company hired key management personnel and invested $31.7 million in infrastructure improvements. These investments were made primarily to expand the Company's distribution facilities, upgrade its telecommunications systems and install and implement more sophisticated database technologies and management information systems. The Company plans to continue to invest in improving its management information systems, inventory controls and distribution capabilities to support its growth.

Advance the Coldwater Creek Brand. In all aspects of its operations, from catalog design to order fulfillment, the Company is committed to promoting Coldwater Creek as a name that represents a superior catalog purchasing experience. The Company seeks to promote this brand image through its high level of customer service and strict operating standards as well as by offering unique, high quality merchandise assortments in its catalogs. In addition, the Company believes that increased efforts to develop its private label apparel and expansion of its store-based operations will increase customer awareness of the Coldwater Creek brand.

GROWTH STRATEGIES

Coldwater Creek believes that it has significant opportunities to attract and retain new customers and increase sales through several strategic initiatives which include the following:

Increase Catalog Circulation. Coldwater Creek pursues an aggressive mailing strategy designed to attract new customers and to generate additional sales from cross-mailings of the Company's catalogs to existing customer households. The Company continues its name acquisition and market segmentation program, including the rental of other catalog customer lists and use of the Company's database technologies to more efficiently analyze existing and prospective customer files in an effort to increase response rates to each mailing. In addition, since the Company's Milepost Four and Bed & Bath catalog titles are at the beginning of their respective life cycles, the Company believes that they have significant opportunities for growth.

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

Introduce New Catalog Titles. Coldwater Creek intends to periodically offer new catalog titles featuring complementary and new merchandise concepts that promote the spirit of Coldwater Creek while allowing the Company to further penetrate distinct segments of the market. The Company's goal is to create catalog titles that leverage information gathered by the Company, including customer characteristics and demographic information, purchase histories and merchandise performance, to capture distinct and increasingly discrete segments of the market. As part of this strategy, the Company introduced Bed & Bath, its home furnishings catalog, in August of 1997. Based on favorable customer response to this new catalog, the Company intends to expand the circulation of Bed & Bath during fiscal 1998. The Company is currently evaluating other potential merchandise categories that may be capable of supporting additional new catalog introductions.

Expand International Sales. Coldwater Creek markets its merchandise to customers in Canada and Japan. In fiscal 1997, such sales amounted to less than 5% of total net sales. To accommodate its foreign customers, the Company employs sales agents who are fluent in certain major foreign languages. The Company believes that further opportunities exist to generate additional sales in international markets and will pursue such opportunities, if and when, foreign market conditions are favorable.

Expand Other Distribution Channels. Coldwater Creek is currently focusing on two additional distribution channels for its merchandise: retail stores and the Internet. The Company currently operates catalog-themed retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Management believes that the building of a modest base of retail stores over time will provide a physical presence that will help build Coldwater Creek's brand recognition with existing and prospective customers. Although there are no current commitments to do so, the Company will continue to consider the selective opening of retail stores in high traffic areas, including "destination points" such as national parks, when attractive. In addition, the Company has developed and posted a "home-page" on the world-wide web through which potential customers can receive and view general Company and merchandise information, make merchandise inquiries and request a catalog. The Company believes its current order entry, credit approval and distribution capabilities position it to take advantage of on-line ordering of merchandise, if and when, such on-line commerce becomes commercially viable for the Company.

THE COLDWATER CREEK CATALOGS

Coldwater Creek currently publishes four primary catalogs, each with a distinct merchandise mix and each designed to appeal to a different segment of the target customer household. The Company's family of catalogs include the following:

Northcountry. First introduced in 1985, Northcountry is the Company's most established and highest volume catalog and features the broadest selection of merchandise, including affordable natural fiber apparel, jewelry, art and gift items, reflecting a uniquely American spirit and a casual and open lifestyle. The Company believes that Northcountry has the broadest market appeal and features merchandise that has demonstrated the most sustainable life cycles. Most Northcountry items are priced between $15 and $100, generating an average customer order of $123 during fiscal 1997.

Spirit of the West. First introduced in the Fall of 1993, Spirit of the West features upscale women's apparel and jewelry, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as high quality, contemporary jewelry. The apparel is office-appropriate, can also serve as weekend-wear, and is typically made of linens, silks and cottons. The quality is typically higher than the women's apparel found in the Company's other catalogs. Most items are priced between $30 and $200, generating an average customer order of $204 during fiscal 1997.

Milepost Four. First introduced in the Spring of 1996, Milepost Four is the Company's men's apparel and accessory catalog. Milepost Four is designed to reinforce the household relationship by offering merchandise to the male members of the target customer household. Milepost Four attempts to capitalize on purchases of the men's clothing featured in Northcountry and the trend towards "casual Friday" office attire. Coldwater Creek's Milepost Four catalog features, among other things, traditional, natural fiber, casual yet office-appropriate apparel, shoes and accessory items including shirts, shorts, pants, jackets, caps, belts, ties, shoes, socks, watches and carrying items, such as shaving kits and brief bags, in varying earth tones and muted but rich colors. Most items are priced between $15 and $250, generating an average customer order of $145 during fiscal 1997.

Bed & Bath Catalog. In August of 1997, the Company introduced a new catalog featuring bed and bath products as well as other housewares. The Company believes that significant opportunities exist in this segment of the marketplace. Merchandise offered in Bed & Bath, which currently has the highest rate of sales growth among the Company's catalogs, includes bed and bath linens, bath accessories, sleepwear and a variety of decorative accessories such as wall decor, lamps, rugs and accessory furniture. Most items are priced between $15 and $200, generating an average customer order of $137 since its inception.

Ecosong. First introduced in the Fall of 1994, Ecosong featured merchandise with environmental, nature and wildlife themes. The merchandise selection in Ecosong included gifts, tee-shirts, sweatshirts and jewelry designed to appeal to the Company's early target audience that was drawn to Northcountry's original emphasis on nature related themes. Most Ecosong items were priced between $10 and $50. During fiscal 1997, the Company decided to discontinue Ecosong as a stand-alone catalog and to instead feature such merchandise items within the Company's other catalogs.

Additionally, in connection with the holiday buying season, the Company offers a "Gifts-to-Go" catalog to its customers. The "Gifts-to-Go" catalog, which is mailed primarily to the Company's existing customers, consists of merchandise selected from the Company's various catalogs and is not material to the Company's annual sales. The Company regularly evaluates the performance of its catalogs and catalog mailings and adjusts its mailings in response to anticipated market demand.

Coldwater Creek catalogs include full color photographs displaying the merchandise and pricing information and feature original artwork or photographs on the cover designed to appeal to the targeted customer of each catalog. Each catalog includes merchandise narratives describing the merchandise and their specifications in a manner designed to stimulate the reader's interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the jewelry and accessories needed to complete an outfit. In certain catalogs, photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills, while in others, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the catalog shopping experience. Further, Coldwater Creek was one of the first catalog companies to show apparel items "off-figure," leaving the customer to decide if an item of merchandise is right for him or her based on the item's inherent style and not on how the item looks on a model.

All catalogs are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the catalog, make merchandise display and placement decisions and monitor the overall look, feel and quality of each catalog. The Company maintains its own in-house photographic studio but also regularly contracts with independent photographers. These capabilities help the Company to preserve each catalog's distinctive character and also allows the Company greater control over the catalog production schedule, which the Company believes reduces the lead time necessary to produce catalogs and reduces the costs of preparing pages for printing. These capabilities also provide the Company with greater flexibility and creativity in catalog production and in selecting the merchandise to be included in its catalogs. The Company continually strives to reduce the production time for its catalogs.

DEVELOPMENT OF CUSTOMER BASE AND MARKETING

As of February 28, 1998, Coldwater Creek had a proprietary mailing list of approximately 5.4 million individuals. The Company believes that building a large and loyal customer base is critical to its growth strategy. Coldwater Creek's various marketing programs and catalog mailings are designed to accomplish the following three goals with respect to the Company's customer base: (i) attract new customers, (ii) generate additional sales from existing customers and (iii) generate sales from additional members of the target customer household. Attracting new customers is accomplished principally through prospecting using targeted mailings to individuals identified through rented mailing lists, outside marketing information services and the Company's own market segmentation analysis. Generating sales from existing customers and additional members of the target customer household involves the use of selective, directed mailings of the Company's catalogs based on existing customers' past purchase histories and household demographic and other data.

The Coldwater Creek Customer. Coldwater Creek sells its merchandise primarily to, and believes it has gained a unique understanding of, a set of actively purchasing customers with distinct demographic characteristics. The typical Coldwater Creek customer is a 35 to 65 year old college educated female and is part of a dual income household with annual income above $50,000. This customer has a strong interest in such areas as culture, the arts, gourmet cooking and politics. The Company's analysis also indicates that the typical customer has owned his or her home for at least five years. The Company believes that it can leverage its current customer base by targeting other members of the existing customer household with additional catalogs that extend the unique Coldwater Creek experience to such new members and which offer other related merchandise lines.

Customer Prospecting; Growth of Mailing List. Coldwater Creek attempts to attract new customers and generate additional sales from existing customer households through targeted direct mailings. During fiscal 1997, Coldwater Creek mailed 113.7 million copies of four different catalog titles, of which over 60% were mailed to prospective customers. The Company's catalog mailings to prospective customers historically have made a positive contribution to operating income. The Company believes that mailing additional catalog titles to existing customer households produces higher revenue-per-catalog figures than mailing to prospective customers who have no previous relationship with the Company. Since fiscal 1993, the Company has added over 3.7 million individuals to its proprietary mailing list.

The Company uses its Northcountry catalog as its primary prospecting catalog. The merchandise selection in Northcountry is competitively priced and includes merchandise styles and types reflective of the Company's other catalogs. Customers generally receive additional catalog titles and other mailings based on past purchases, a strategy designed to promote continued merchandise purchases and enhance the Company's understanding of the buying patterns of each customer. In addition, the Company regularly test-markets its catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria specified by the Company. The following table sets forth certain information with respect to the Company's customer base during the five fiscal years ended February 28, 1998:

                                       FISCAL 1997      FISCAL 1996      FISCAL 1995      FISCAL 1994      FISCAL 1993
                                       -----------      -----------      -----------      -----------      -----------
  Active Customers................      1,614,000        1,100,000          747,000           494,000          383,000
  Growth in Active Customers......             47%              47%              51%               29%              55%
  Average Order...................     $      149       $      128         $     97          $     82         $     73

Customer Database Management; Customer Segmentation. Coldwater Creek uses a proprietary customer database which stores detailed information on each customer in the Company's customer file, including personal information, demographic data and purchase history. The customer database is updated regularly as new transactions are recorded. The database also is supplemented with names of prospective customers obtained through rented and exchanged mailing lists, outside marketing information services and other sources. These lists include other catalog and retail subscription lists and lists of compiled names from businesses offering merchandise in the same broad categories as that of the Company's merchandise. The use of these outside sources for names of additional prospective customers has been and is expected to continue to be a key component of the Company's efforts to attract new customers.

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

Customer Retention Program. Coldwater Creek offers customers who have met certain purchase levels a unique customer service program called the "Preferred Customer Program." Services provided under the Preferred Customer Program include correspondence tailored to repeat purchasers, preferential status for back-order items, free gift-wrapping, special packaging services and a single shipping and handling charge for multiple shipments. The program also includes personalized follow-up letters and telephone calls, and a preferred shopping program that assists customers in locating and purchasing merchandise not found in the Company's catalogs, including competitors' merchandise. The Company believes the Preferred Customer Program has resulted in higher retention rates and higher average orders per customer. During fiscal 1997, the Company expanded its Preferred Customer Program to include multiple levels of customized service based on each customer's purchase history. The Company believes that this program, coupled with the Company's other customer service strategies, promotes greater customer loyalty and higher retention rates.

Coldwater Creek Credit Card Program. Coldwater Creek previously offered a proprietary credit card through a third-party administrator. The proprietary card historically accounted for less than 8% of annual net sales. During the Summer of 1997, the Company conducted an extensive review of the various proprietary and third-party credit card programs available and elected to convert its proprietary credit card to an affinity card offered by a major credit card issuer. Credit cards issued under such program depict the Coldwater Creek name and a nature-theme background.

MERCHANDISING

Coldwater Creek's merchandising strategy is to provide a differentiated selection of high quality, casual merchandise which reflects a uniquely American, relaxed lifestyle. The Company markets each of its catalogs with a distinct merchandise mix and each catalog title seeks to convey a unique spirit and lifestyle orientation which the Company believes attracts a distinct customer demographic. All aspects of the Company's merchandising strategy are designed to promote the Company's brand identity and make customers feel that they are not just buying clothing and collectibles, but that they are buying into a relaxed lifestyle. Through its family of four catalogs and retail store operations, Coldwater Creek currently offers over 7,000 different merchandise items with price points ranging from approximately $10 to $500.

Merchandise Mix. Coldwater Creek's merchandise offerings have both evolved and expanded significantly in recent years. In the early 1990s, the Company's offerings focused more heavily on jewelry and accessories than apparel. By calendar 1995, the Company's apparel offering represented approximately 50% of the Company's net sales with jewelry and accessories representing approximately 25% each. The Company has shifted its merchandise mix towards a greater percentage of apparel as customer inquiries and the Company's market research suggested that the Company's customers were willing to purchase apparel in the styles, of the quality and at the price points selected and offered by the Company. During fiscal 1996, Coldwater Creek introduced a Spring edition of its Spirit of the West women's apparel catalog as well as Milepost Four, its men's apparel catalog. In fiscal 1997, the Company introduced its newest catalog, Bed & Bath. As a result of these new catalogs and the initial success that they have achieved, the Company believes that its apparel and home furnishings offering will continue to represent a greater percentage of the Company's total net sales. The Company believes that it prices its apparel and home furnishings competitively with that offered by other retailers. In addition, the Company believes that, because its apparel and home furnishings merchandise provides a counter cyclical source of revenue, it will become less reliant on sales generated during the holiday buying season.

New Product Introduction. A critical element of the Company's merchandising strategy is the dynamic nature of its product assortment. The Company seeks to continually add new merchandise and to refine existing merchandise categories in an effort to promote additional purchases from the target customer households and increase retention rates by responding to customers' changing preferences. The Company expects to increase the page counts of its catalogs to accommodate the introduction of new, related or similar merchandise and merchandise categories. The Company's merchandising personnel continually evaluate the performance of the Company's existing products, make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item and plan the introduction and testing of new items. Consequently, the Company's merchandise mix continually is refined as new items are introduced and tested and as items which do not meet the Company's performance standards are replaced.

Private Label Merchandise. The Company maintains its own line of private label apparel. Management believes that the Company's commitment to offering a line of high quality, Company-developed apparel is an important element in differentiating its merchandise from other retailers. The Company's design and buying teams work closely together with selected vendors to choose color schemes, materials and designs and to create an image consistent with the theme for the Company's merchandise offerings. The Company generally is able to exercise greater control of these aspects of the merchandise development process with its private label merchandise than with third party-sourced merchandise. Management plans to expand its private label offerings and believes that such merchandise will represent a larger percentage of total net sales in the future.

Merchandise Sourcing and Vendor Relationships. The Company purchases its merchandise from over 400 vendors. The Company's merchandise acquisition strategy emphasizes relationships with domestic vendors which the Company believes supports its inventory management processes, provides for greater quality control and results in faster turnaround times for merchandise reorders. In fiscal 1997, approximately two-thirds of the Company's merchandise was manufactured in the United States. The Company's buyers work closely with its suppliers to ensure high standards of merchandise quality.

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

The Company believes it has an excellent relationship with its vendors. No single vendor accounted for more than 4% of total merchandise purchases in fiscal 1997. The Company does not have any long-term or exclusive commitments with any of its vendors.

Alternative Distribution Strategies. The Company employs several alternative distribution strategies to expeditiously liquidate slow moving, discontinued and discounted catalog merchandise. These strategies include distributing a sale flyer in shipped merchandise, selling such merchandise through the Company's other catalogs, in some cases with price adjustments, and selling such merchandise through the Company's retail and outlet stores. During fiscal 1997, the Company opened stand-alone outlet stores in Seaside, Oregon; Lee, Massachusetts; Kittery, Maine; and Birch Run, Michigan. The Company plans to open additional outlet stores in the future commensurate with the Company's growth.

CUSTOMER SERVICE AND OPERATIONS

Coldwater Creek believes that its emphasis on extraordinary customer service and customer relations is critical to its ability to expand its customer base and build brand recognition. This customer service focus can be found at every level of operations, including the Company's call center operations, its order entry and fulfillment processes, its employee and sales agent training programs and its merchandise return policy. In addition, the Company's infrastructure investments, such as its investment in telephone and management information systems, have enabled the Company to continue to provide high levels of customer service and adhere to strict operating standards throughout its development.

Customer Service Call Centers. The Company offers prompt, knowledgeable and courteous order entry services through the use of its toll-free telephone numbers which may be called 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise or catalog inquiries. During fiscal 1997, approximately 90% of the Company's orders were received by telephone with the remaining 10% received by mail and facsimile. During fiscal 1997, customer calls were answered at an average rate of 3.9 seconds. The Company's abandoned call rate was 0.45%, 0.43% and 0.37% during fiscal years 1997, 1996 and 1995, respectively.

The Company's two customer service call centers are organized to provide prompt, seamless response to customer calls. The Company's customer service call center in Coeur d'Alene, Idaho is approximately 50 miles from the customer service call center at the Company's headquarters in Sandpoint, Idaho. Backup systems and rerouting capabilities allow the Coeur d'Alene customer service call center to service the Company's entire inbound 1-800 traffic if required by a failure of the Sandpoint system. As the Company grows, the Company expects the majority of calls to be directed to the Coeur d'Alene customer service call center to take advantage of its larger facilities and labor pool, and the facility's extensive rerouting capabilities. The Company's two customer service call centers are equipped with a total of 452 stations, 102 of which are located at the Sandpoint customer service call center and 350 of which are located at the Company's Coeur d'Alene customer service call center. The Company monitors and shifts calls between the two customer service call centers if calls at either center become backlogged. In the event that either center reaches capacity, an all-hands bell sounds throughout the facility, alerting Company personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 1997, the Company handled approximately 3.6 million calls and received in excess of 18,000 calls per day during peak sales periods.

Order Entry. The Company uses an integrated management information system which allows telephone orders to be captured on-line and mail orders to be entered efficiently. The Company's system is an on-line transaction processing system which handles all order entry and fulfillment tasks. Specifically, this includes the inputting of mail and telephone orders, credit authorization, order processing and distribution and shipment. The Company's sales agents process orders directly into the Company's on-line data processing system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. The Company's sales agents are knowledgeable in key merchandise specifications and features, and have ready access to samples of the entire merchandise line, which enables the agents to answer detailed merchandise inquiries from customers on-line. The Company completes telephone orders in approximately four minutes depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, check or money order.
All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing.

Distribution and Order Fulfillment. The Company believes that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. During fiscal 1997, approximately 95.9% of in-stock orders were shipped within one shipping day of order processing. The Company has achieved low distribution error rates of 0.11%, 0.17% and 0.22% during fiscal years 1997, 1996 and 1995, respectively. The Company's customers normally receive their items within three to five business days after shipping, although customers may request overnight delivery for an extra charge.

Once a customer's telephone order is completed, the Company's computer system prints the order in the Company's distribution center, where it is proofread and all necessary distribution and shipping documents, including customs forms for international orders, are attached to expedite processing. Thereafter, the orders are prepared, packed and shipped in batches three times a day during normal operation, with extended distribution hours during peak periods. Shipped orders are bar-coded and scanned and the merchandise, quantity and ship date are entered automatically into the customer order file for access by sales agents.

The Company uses a semi-automated picking, packing and shipping system with numerous packing and gift wrapping stations. Gift orders are gift wrapped and handwritten notes accompany each gift as per the customer's instructions. Employees process orders and generate warehouse selection tickets and packing slips for order fulfillment operations. The Company adjusts the number of employees and the processing system to meet variable demand levels, particularly during the peak selling season. To meet increased order volume during the Company's peak selling season, the Company has utilized temporary employees and plans to continue this practice. During fiscal 1997, approximately 73% of all shipments were sent via first class mail through the U.S. Postal Service. Typically, each order is charged a shipping and handling fee which is based upon the total order price. In fiscal 1997, the Company shipped approximately 3.2 million packages.

During fiscal 1996, the Company expanded its distribution facility and capabilities to add approximately 48,000 square feet and a semi-automated system for order processing. The Company's shipping capacity currently is estimated at 40,000 packages per day.

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

The Company seeks to create a supportive working environment. When possible, it is the philosophy of the Company to empower line employees to make decisions, reducing the need for several management levels. The Company encourages its sales agents to seek out creative solutions to customer problems and concerns and to remain responsive to each customer's needs. The vision and Company goals emphasizing "customers first" are well communicated throughout the Company.
This vision drives the training programs for new and existing employees.

Ongoing employee training at Coldwater Creek addresses professional and personal development. Training for all new employees, including temporary employees, emphasizes serving the customer and seeks to instill in each employee the commitment to deliver the Coldwater Creek experience. Supervisory and management training programs begin at the time of promotion and continue throughout the employee's career. Coldwater Creek provides opportunity for advancement for each employee dependent on his/her skill level, personal effort and future potential. New sales agents participate in a ten-day training program, which includes merchandise and computer system training, mock telephone orders and a mentor system for working with more experienced personnel. Sales agents are monitored to review performance and are retrained periodically on an as-needed basis.

Return Policy. The Company has an unconditional return policy for all of its merchandise under which a customer can return an item for any reason at any time at the Company's expense. The Company believes that its return policy builds customer loyalty and helps overcome a customer's initial reluctance to purchase merchandise from catalogs.

Investment in Infrastructure. The Company has historically invested in infrastructure improvements designed to increase the efficiency of its operations and the level of customer service provided to its customers. Between fiscal 1994 and fiscal 1997, the Company invested $31.7 million in infrastructure improvements. These improvements include expanded distribution facilities and upgraded telecommunications and management information systems which the Company believes increases the efficiency of its operations and provides the Company with greater market analysis and segmentation capabilities. As a result, the Company believes it can more efficiently offer catalogs and merchandise to discrete market segments.

INFORMATION SYSTEMS AND TECHNOLOGY

The Company has adopted a widely used catalog order processing system as the cornerstone of its software strategy. This system is widely used by leading companies in the direct marketing industry for all order entry and fulfillment tasks, the inputting of mail and telephone orders, credit authorization, order processing and distribution and shipment. In order to provide a key decision support system, the Company maintains a marketing database system. This system allows customer data to be searched and segmented according to different variables and allows application of demographic overlays. The system is fully compatible and interfaces with the Company's catalog system to perform monthly batch downloads of ordering information into the database. The Company believes these systems and technologies help Coldwater Creek improve customer retention through more efficient market modeling and segmentation.

Coldwater Creek's main hardware platform is the Hewlett Packard 3000 series of computers. The Company believes its investments in the HP/3000 processors and the installation of a Northern Telecom telephone switch at each customer service call center provide the Company with a scaleable platform to accommodate future growth.

The Company's telecommunications system strategy is designed to reduce the risk of telephone delays and capacity constraints. In the event either customer service call center is unable to receive incoming calls due to factors such as natural disasters, equipment or electrical problems or failures, calls are routed to the other customer service call center in a process which is transparent to the customer. If neither customer service call center can be accessed, the Company has contracted with its long-distance carriers to redirect incoming calls to sales agents' homes to help ensure that uninterrupted service can be provided to its customers.

The Company's management information system strategy is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. In 1996, the Company installed information systems processors in its Coeur d'Alene customer service call center that are largely identical to those in the Sandpoint headquarters. Software implemented in July 1996 renders the system fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of the Sandpoint and Coeur d'Alene customer service call centers. The Company believes this redundancy reduces the risk of interruption of customer service or other critical operations due to failure of its computing system.

Coldwater Creek remains engaged in an enterprise-wide Year 2000 project. The project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail currently is being finalized and prospectively will guide the team in its efforts.

The Company does not sell any products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company will evaluate key vendor preparedness, as well as its own, by conducting interviews, obtaining compliance representation letters, and when deemed necessary, conducting comprehensive tests. Such vendors will include, in addition to significant merchandise vendors, providers of hardware and software computing products, telecommunication systems and components, facilities and related systems, and office equipment. Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications.

The Company expects to complete the project and related evaluations, including development of contingency plans to manage areas of high identified risk, by April 1999. The Company currently is in the process of finalizing its estimate of the total project cost but expects such amount to be immaterial to the Company's financial position, results of operations and cash flows.

RETAIL STORES

Coldwater Creek maintains retail store operations as part of its brand building strategy. In 1995, the Company leased the entire Cedar Street Bridge, a beautifully renovated covered bridge spanning Sand Creek in Sandpoint, Idaho, and created its first destination shopping environment for the Company's customers. The Company's store at the Cedar Street Bridge is a two level structure with approximately 14,000 feet of prime retail space. Over the course of 1995 and subsequent thereto, the Company developed the Cedar Street Bridge into a unique Coldwater Creek shopping experience, with separate stores for each of the Northcountry, Spirit of the West, Milepost Four and Bed & Bath merchandise lines as well as an outlet store. Each store at the Cedar Street Bridge is designed and fixtured different from the others, with basic themes consistent with each catalog's image and customer segmentation.

As a continuation of the Company's retail store strategy, the Company opened a similar retail store with approximately 16,000 feet of prime retail space in Jackson Hole, Wyoming during June of 1997. Jackson Hole is the gateway to Grand Teton and Yellowstone National Parks and a major ski resort.

The Company's retail store operations, which accounted for approximately 3% of net sales in fiscal 1997, leverage the success of the Company's catalog operations by offering, in some circumstances, a greater selection of catalog-based merchandise as well as non-catalog merchandise. The Company will continue to consider the selective opening of retail stores in high traffic areas, including "destination locations" such as near major national parks or other resort areas, where the Company believes there is the greatest potential for name brand identification. The Company believes its retail stores provide an additional source of demand for its catalogs as individuals visit the stores and become acquainted with the Company's merchandise. In addition, the Company believes the peak selling cycle for many of these stores to include the months of June, July, August and September and, as a result, the Company's retail stores may provide counter cyclical cash flow that may improve overall second quarter performance.

EMPLOYEES

As of February 28, 1998, the Company had 649 full-time employees and 641 temporary employees. During the peak selling season, which for the Company includes the months of November and December, the Company utilizes a substantial number of temporary employees, many of whom return year after year. None of these employees currently are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

TRADEMARKS

Coldwater Creek(R), Spirit of the West(R) and Milepost Four(R) are registered trademarks of the Company. The Company believes that its registered and common law trademarks have significant value and that all of its trademarks are instrumental to its ability to create and sustain demand for and market its merchandise.

COMPETITION

The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. In addition, since fiscal 1995, the Company has offered an increasingly higher volume and percentage of apparel merchandise. With respect to the apparel merchandise offered by the Company, the Company is in direct competition with more established catalog operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of the Company's customers. Any failure on the part of the Company to successfully market its apparel merchandise or to compete effectively against such competitors could have a material adverse affect on the Company's growth and could adversely affect the Company's business, financial position, results of operations and cash flows. Many of these competitors are larger and have significantly greater financial, marketing and other resources than the Company. Increased catalog mailings by the Company's competitors may adversely affect response rates to the Company's own catalog mailings. In addition, because the Company sources the majority of its merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that the Company's merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While the Company believes that it has been able to compete successfully because of its brand recognition, the exclusivity and broad range and quality of its merchandise, including its private label merchandise offerings, and its customer service policies, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully could materially and adversely affect the Company's business, financial position, results of operations and cash flows.

RELIANCE ON CATALOG OPERATIONS

The Company's success depends predominately on the success of its catalog operations, which the Company believes is achieved through the efficient targeting of its mailings, a high volume of prospect mailing, appropriate shifts in the Company's merchandise mix and the Company's ability to achieve adequate response rates to its mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, the Company is not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If, for any reason, the Company were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, the Company's financial condition, results of operations and cash flows could be adversely affected. In addition, response rates to the Company's mailings and, as a result, revenues generated by each mailing, can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which may be outside the Company's control. Further, the Company historically has experienced fluctuations in the response rates to its catalog mailings. Any inability of the Company to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH GROWTH STRATEGY

The Company's growth strategy includes primarily the following components: increasing catalog circulation, expanding the Company's customer base through aggressive prospect mailings, introducing expanded catalog and merchandise offerings, publishing new catalog titles, expanding international sales and increasing the use of other marketing channels, such as retail stores and the Internet. The Company's growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates. The failure of the Company to successfully implement any or all of its growth strategies could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

The Company believes its growth has been attributable in large part to the Company's success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that the Company will be able to continually identify and offer new merchandise that appeals to its customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of the Company's merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the market. Any substantial inability on the part of the Company to sustain the growth of its catalog operations and sales, to maintain its current average order size and response rates, to leverage the success of existing catalog titles to new merchandise lines, catalogs and retail stores or to cross sell the Company's merchandise to different members of the target customer household could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including "destination locations" such as locations near major national parks or other resort areas. Consistent with such strategy, the Company opened a retail store complex in Jackson Hole, Wyoming in June of 1997. Management will continue to consider the opening of similarly situated retail stores in the future as prime locations become available. To date, the Company has had limited experience operating retail stores, particularly stores outside the vicinity of its headquarters.
The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

The Company may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of the Company's growth strategies, including its aggressive mailing program, its plans to broaden existing merchandise lines, including its private label offerings, and its plans to introduce new merchandise, may require additional capital. There can be no assurance that funds will be available to the Company on terms satisfactory to the Company when needed.

ITEM 2.          PROPERTIES

The principal executive and administrative offices of the Company are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. The telephone number of the Company's principal executive and administrative offices is (208) 263-2266. The general location, use and approximate size of the Company's principal properties are set forth below:

                  FACILITY                                  ADDRESS                OWNED / LEASED        SIZE
------------------------------------------------------------------------------------------------------------------
Corporate Offices, including Sandpoint
  Customer Service Call Center...............   One Coldwater Creek Drive              Owned        51,000 sq. ft.
                                                Sandpoint, Idaho 83864
Catalog Distribution/Warehousing.............   3333 McGee Road                        Owned       150,000 sq. ft.
                                                Sandpoint, Idaho 83864
Retail Distribution/Warehousing..............   1402 North Boyer Avenue                Leased       36,000 sq. ft.
                                                Sandpoint, Idaho 83864
Coeur d'Alene Customer Service Call Center...   1201 Ironwood Drive                    Leased       24,000 sq. ft.
                                                Coeur d'Alene, Idaho 83814
Sandpoint Retail Store.......................   334 North First Street                 Leased       14,000 sq. ft.
                                                Sandpoint, Idaho 83864
Jackson Hole Retail Store....................   10 East Broadway                       Leased       16,000 sq. ft.
                                                Jackson, Wyoming 83001
Seaside Outlet Store.........................   1111 N. Roosevelt, Suite 100           Leased        4,000 sq. ft.
                                                Seaside, Oregon 97139
Lee Outlet Store.............................   50 Water Street, Suite L670            Leased        4,000 sq. ft.
                                                Lee, Massachusetts 01238
Kittery Outlet Store.........................   Route 1, Wilson Road, Suite 102        Leased        4,000 sq. ft.
                                                Kittery, Maine 03904
Birch Run Outlet Store.......................   12156 Beyer Road                       Leased        4,000 sq. ft.
                                                Birch Run, Michigan 48415

Because the Company's Sandpoint distribution/warehousing facilities currently are operating near capacity and the majority of the Company's revenues originate from customers residing in the eastern United States, the Company currently is negotiating the establishment of a planned second catalog distribution/warehousing facility in Parkersburg, West Virginia. As a condition to the transaction, the Company would be provided with a temporary catalog distribution/warehousing facility from which to operate during construction of the permanent facility. If consummated, it currently is estimated that the Company will begin operating out of the temporary facility during the summer of 1998 and transition into the permanent facility beginning the summer of 1999.

The Company believes that the balance of its properties are adequate to meet its needs in the reasonably foreseeable future. Refer to "Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources" for further information, including details regarding properties which may be purchased or leased in connection with the Company's various growth initiatives.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings is not likely to materially affect its financial position, results of operations or cash flows.

The direct response business as conducted by the Company is subject to the merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in material compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations.

The Company's direct mail business is based solely in the states of Idaho and Wyoming, and accordingly, the Company only collects sales taxes from customers residing in those states. Coldwater Creek Outlet Stores Inc., a wholly-owned subsidiary of the Company, is engaged in the business of liquidating inventory overstocks, owns and operates retail outlet stores in Oregon, Massachusetts, Maine, and Michigan, and pays sales tax and applicable corporate income, franchise and other taxes in those states. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes if adopted, would be applied only on a prospective basis.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the Company's stockholders in the fourth quarter of the fiscal year ended February 28, 1998.

                                   MANAGEMENT


DIRECTORS AND EXECUTIVE OFFICERS

Below is a table setting forth the name, age (as of the date of this filing) and position of the Company's directors, executive officers and key employees:

             Name                      Age                           POSITIONS HELD
             ----                      ---   ----------------------------------------------------------
Dennis Pence.....................     [48]   President, Chief Executive Officer, Vice Chairman of the
                                             Board of Directors and Director
Ann Pence........................     [48]   Creative Director, Chairman of the Board of Directors and
                                             Director
Donald Robson....................     [52]   Vice President of Finance and Administration, Chief
                                             Financial Officer, Treasurer, Secretary and Director
Tony Saulino.....................     [41]   Vice President of Operations
Robin Sheldon (3)................     [53]   Vice President of Merchandising
Mac Morgan.......................     [43]   Vice President of Advertising
Karen Reed.......................     [34]   Vice President of Catalog Marketing
Tom Scott........................     [42]   Vice President and Chief Information Officer
Randy Long.......................     [51]   Vice President of Human Resources
Robert H. McCall, CPA(1)(2)......     [52]   Director
James R. Alexander(1)............     [55]   Director
Curt Hecker(2)...................     [37]   Director
Michelle Collins.................     [38]   Director

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3)   Ms. Sheldon's employment with the Company terminated on April 15, 1998.

Dennis Pence co-founded the Company in 1984, and has served as President and Chief Executive Officer and as a Director since its incorporation in 1988. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp of America from 1975 to 1983, where his final position was National Marketing Manager, Consumer Video Products.

Ann Pence co-founded the Company in 1984, and has served as its Creative Director. Since its incorporation in 1988, she also has served as a Director and as the Chairman of the Board of Directors of the Company. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director.

Donald Robson has served as Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer and as a Director of the Company since January 1995. From 1992 to 1995, prior to joining the Company, Mr. Robson was a Financial Executive Consultant. From 1978 to 1992, Mr. Robson held a number of progressively responsible positions with, and ultimately served as Executive Vice President and Chief Financial Officer for, Neiman Marcus Stores, a nationally established high-end department store chain and cataloger. His responsibilities ultimately included managing the Company's financial operations, information services, merchandise distribution, investment strategies, credit portfolio, central and store operations, and telemarketing and distribution in the Direct Marketing Division.

Tony Saulino has served as Vice President of Operations of the Company since March 1993. Mr. Saulino joined Coldwater Creek in September of 1992 as Operations Manager. Prior to joining the Company, from 1991 to 1992, Mr. Saulino was the Customer Service Director of Bear Creek Operations, Inc., servicing the Harry & David and Jackson & Perkins catalogs where he managed a seasonal staff of 75-250 employees. From 1988 to 1991, Mr. Saulino served as Customer Service Manager of Current, Inc., a direct marketer of social expression and personalized checks, where he managed a seasonal staff of 100-250 employees.

Robin Sheldon served as Vice President of Merchandising of the Company from June 1994 to April 1998. From 1989 to 1994, prior to joining the Company, Ms. Sheldon served as Director of Catalogs and managed development and production of five direct mail catalogs for the National Wildlife Federation where she also served as Senior Merchant from 1988 to 1989. Prior to that, from 1983 to 1988, Ms. Sheldon was President of Robin Clark Designs, Inc., an interior design firm. In 1979, Ms. Sheldon founded, developed and managed The Mixed Bag, an upscale gift catalog business, where she served as President until 1983.

Mac Morgan has served as Vice President of Advertising of the Company since September 1996 and, prior to that, as Senior Art Director beginning May 1992. Mr. Morgan was Vice President of Production from 1991 to 1992 of Interlight International, a producer of interactive CDR titles located in Florida. Prior to 1991, Mr. Morgan was Director of Marketing for VistaChrome, Inc./The Printing House, a large separator/printer in Florida. From 1980 to 1988, Mr. Morgan served as Senior Vice President of Operations of Homes & Land Publishing Corporation, overseeing a graphics design operation of over 150 employees and 300 retail magazines monthly.

Karen Reed has served as Vice President of Catalog Marketing of the Company since March 1997. From 1995 to 1997, Ms. Reed was the Director of Circulation and from 1990 to 1995 she was the Company's Circulation Manager. Prior to joining the Company, from 1988 to 1990, Ms. Reed served as a computer programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities.

Tom Scott has served as Vice President and Chief Information Officer of the Company since his arrival in November 1997. Prior to joining the Company, Mr. Scott was President of Gestalt Technologies, Inc., a developer of high technology business systems. From May 1992 to January 1996, Mr. Scott served as Vice President of Business Systems for VF Corporation, a multi-billion dollar global apparel manufacturer. Prior thereto, from 1984 to 1992, Mr. Scott worked in a variety of positions at Nordstrom, Inc., a multi-billion dollar apparel retailer. From 1981 to 1984, he was a consultant for Arthur Andersen & Co.

Randy Long has served as Vice President of Human Resources since January 1998 and, prior to that, as Director of Human Resources since June 1997. From September 1994 to June 1997, Mr. Long was Director of Human Resources for Johnson Matthey Electronics, an international electronics company. From July 1992 to August 1994, Mr. Long was Director of Human Resources for the Federal Way School District in Federal Way, Washington. Prior thereto, Mr. Long held a number of human resource positions primarily in the energy industry.

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

James R. Alexander has served as a Director since 1994 and is Chairman of the Compensation Committee. He has been an independent consultant for the past 18 years, serving a variety of mail order companies selling upscale apparel, home decor and gift merchandise.

Curt Hecker has served as a Director since August 1995 and is a member of the Audit Committee. Since August 1995, his principal occupation has been President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho. Prior to Mr. Hecker's employment with Panhandle, he served as Vice President of West One Bank (now US Bank) with which the Company has had its primary banking relationship.

Michelle Collins has served as a Director since September 1997. Since January 1998, she has served as Managing Director of Svoboda, Collins L.L.C. Previously thereto, Ms. Collins was a principal in the corporate finance department of William Blair & Company, L.L.C., overseeing the firm's specialty retail sector. Ms. Collins joined William Blair & Company, L.L.C as an associate in 1986 after obtaining a Masters in Business Administration from the Harvard Business School.

No executive officer or director of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been quoted on the NASDAQ under the symbol "CWTR" since the Company's initial public offering on January 29, 1997. On February 28, 1998, the Company had 95 stockholders of record and 10,120,118 shares of $.01 par value common stock outstanding.

The following table sets forth certain sales price and trading volume data for the Company's common stock for the periods indicated:

                                        High        Low           Close     Average Volume
                                        ----        ---           -----     --------------
Fiscal 1998:
  First Quarter
   (through May 22, 1998)              $41 1/2      $17 3/8       $23              142,899

Fiscal 1997:
  First Quarter                        $18 5/8     $10            $17               35,502
  Second Quarter                       $30 3/4     $14            $23 1/2           45,794
  Third Quarter                        $35         $24 1/2        $31               27,845
  Fourth Quarter                       $41 5/8     $28            $41 1/2           27,718

Fiscal 1996:
  Fourth Quarter
   (commencing January 29, 1997)       $21 7/8     $15            $18 3/8          148,068

                                DIVIDEND POLICY

The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

                                USE OF PROCEEDS

On January 27, 1997, a Registration Statement on Form S-1 (No. 333-16651 ) was declared effective by the United States Securities and Exchange Commission, pursuant to which 2,875,000 shares of the Company's common stock were offered and sold for the account of the Company at a price of $15.00 per share, generating gross offering proceeds of $43,125,000. The managing underwriters were Montgomery Securities and William Blair & Company.

In connection with the offering, the Company incurred $3,019,000 in underwriting discounts and commissions, and $1,330,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $38,776,000.

The net proceeds from the offering were used as follows: (i) $18,429,000 in earning distributions to the S-corporation shareholders, (ii) $7,645,000 to repay outstanding indebtedness, (iii) $5,067,000 in short-term money market investments and (iv) $7,655,000 as general working capital.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The selected financial and operating data in the following table sets forth (i) balance sheet data as of February 28, 1998 and March 1, 1997, and statement of operations data for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996, derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K Annual Report, (ii) balance sheet data as of March 2, 1996, March 4, 1995 and February 26, 1994, and statement of operations data for the fiscal years ended March 4, 1995 and February 26, 1994, derived from the Company's consolidated financial statements audited by Arthur Andersen LLP which are not presented herein, (iii) unaudited pro forma statement of operations data, computed as indicated in the footnotes set forth below, and
(iv) selected operating data as of and for the periods indicated derived or computed from the Company's circulation records or the statement of operations data identified above. The information below should be read in conjunction with "Item 7 -- Management's Discussion and Analysis" and "Item 8 Financial Statements" included elsewhere.


                    SELECTED FINANCIAL AND OPERATING DATA

                                                                  Fiscal Years Ended (1)
                                                   -------------------------------------------------------------------
                                                   February 28     March 1       March 2       March 4     February 26
                                                       1998         1997          1996          1995          1994
                                                   -----------   -----------   -----------   -----------   -----------
                                                    (in thousands, except per share and selected operating data)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $   246,697   $   143,059   $    75,905   $    45,223   $    31,763
Cost of sales                                          120,126        66,430        32,786        19,062        13,505
                                                   -----------   -----------   -----------   -----------   -----------
Gross profit                                           126,571        76,629        43,119        26,161        18,258
Selling, general and administrative expenses           107,083        64,463        37,356        21,502        12,937
                                                   -----------   -----------   -----------   -----------   -----------
Income from operations                                  19,488        12,166         5,763         4,659         5,321
Interest, net, and other                                    57          (153)         (149)           98            31
                                                   -----------   -----------   -----------   -----------   -----------
Income before provision for income taxes                19,545        12,013         5,614         4,757         5,352
Provision for income taxes (2)                           7,857         1,197            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------
Net income                                         $    11,688   $    10,816   $     5,614   $     4,757   $     5,352
                                                   ===========   ===========   ===========   ===========   ===========
Net income per share - Basic (3)                   $      1.15   $      1.46   $      0.77   $      0.66   $      0.74
                                                   ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding- Basic (3)      10,120,000     7,390,000     7,245,000     7,245,000     7,245,000
                                                   ===========   ===========   ===========   ===========   ===========
Net income per share - Diluted (3)                 $      1.10   $      1.41   $      0.77   $      0.66   $      0.74
                                                   ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding - Diluted (3)   10,633,000     7,656,000     7,245,000     7,245,000     7,245,000
                                                   ===========   ===========   ===========   ===========   ===========

PRO FORMA STATEMENT OF OPERATIONS DATA:
Net income as reported above                               n/a   $    10,816   $     5,614   $     4,757   $     5,352
Pro forma provision for income taxes (2)                   n/a         4,929         2,218         1,903         2,114
                                                                 -----------   -----------   -----------   -----------
Pro forma net income                                       n/a   $     5,887   $     3,396   $     2,854   $     3,238
                                                                 ===========   ===========   ===========   ===========
Pro forma net income per share - Basic (4)                 n/a   $      0.68   $      0.41   $      0.36   $      0.42
                                                                 ===========   ===========   ===========   ===========
Pro forma weighted average shares
  outstanding - Basic (4)                                  n/a     8,617,000     8,208,000     7,981,000     7,755,000
                                                                 ===========   ===========   ===========   ===========
Pro forma net income per share - Diluted (4)               n/a   $      0.66   $      0.41   $      0.36   $      0.42
                                                                 ===========   ===========   ===========   ===========
Pro forma weighted average shares
  outstanding - Diluted (4)                                n/a     8,883,000     8,208,000     7,981,000     7,755,000
                                                                 ===========   ===========   ===========   ===========

BALANCE SHEET DATA:
    Working capital                                $    13,949   $    13,990   $     2,169   $       623   $     4,095
    Total assets                                        98,225        61,974        23,450        19,032         9,820
    Long-term debt (net of current maturities)              --            --           100           248           408
    Stockholders' equity                                48,875        37,187        14,525        11,068         7,698

Selected Operating Data:
    Net sales growth                                      72.4%         88.5%         67.8%         42.4%         69.1%
    Total catalogs mailed                          113,717,000    63,520,000    45,868,000    31,625,000    19,045,000
    Total active customers (5)                       1,614,000     1,100,000       747,000       494,000       383,000
    Average order (6)                                  $149.00       $128.00        $97.00        $82.00        $73.00

(1) References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company has a 52/53 week fiscal year that ends on the Saturday closest to February 28. Fiscal 1994 is the only fiscal year presented that consisted of 53 weeks.

(2) Prior to the Company's initial public offering on January 29, 1997, the Company operated as an S-corporation and was not subject to federal and certain state income taxes. Pro forma income taxes are depicted above at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods. Upon terminating the Company's S-corporation status, the Company recognized a non-recurring, non-cash charge to earnings to recognize deferred income taxes in accordance with Statement of Financial Accounting Standard No.
     109 ("SFAS No. 109"). See Notes 1, 7 and 13 of Notes to Consolidated Financial Statements.

(3) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15. "Earnings Per Share," revises the computation and presentation of earnings per share, and was adopted by the company as required during the fourth quarter of fiscal 1997. Net income per share - Basic, which replaces primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per share - Diluted, which replaces fully diluted earnings per share, reflects the potential dilution that could occur under the treasury stock method if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

(4) Pro forma net income per share - Basic is based on basic net income per share, as computed above, but also gives pro forma effect to (i) income taxes at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods and (ii) that number of initial public offering common shares whose net proceeds were necessary to fund the distribution of the S-corporation retained earnings balance. Pro forma net income per share - Diluted additionally reflects the dilutive effect of common shares issuable under stock options as computed using the treasury stock method.

(5) An "active customer" is defined as a customer who has purchased merchandise from the Company within the twelve month period preceding the end of the period indicated.

(6) An "order" is defined as the dollar amount of a processed customer invoice or a pending order on file. The "average order" is calculated by dividing the aggregate amount of all customer invoices and pending orders processed in a period by the number of customer orders placed in such period.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed below and elsewhere in this Form 10-K.

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February
28. The fiscal year is generally 52 weeks, as is the case with all periods presented except fiscal 1994 which consisted of 53 weeks.

OVERVIEW

Coldwater Creek Inc. is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through four distinct catalogs. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in the Fall of 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Created in the Spring of 1996, Milepost Four features upscale, yet relaxed, natural-fiber men's clothing. In response to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997.

As part of the Company's brand building strategy, the Company also operates catalog-themed retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company additionally operates outlet stores in Seaside, Oregon; Lee, Massachusetts; Kittery, Maine; and Birch Run, Michigan.

The Company targets well-educated, middle-to-upper income households and seeks to differentiate itself from other retail and catalog operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies, coupled with its high customer service standards and efficient order entry and fulfillment operations, have allowed it to develop a unique brand identity and strong relationships with its loyal customer base. As a result, the Company's average customer order increased to $149 during fiscal 1997 as compared to $128 and $97 during fiscal 1996 and 1995, respectively.

A key element of the Company's overall marketing strategy has been to pursue an aggressive circulation strategy. During fiscal years 1997, 1996 and 1995, the Company mailed 113.7 million, 63.5 million and 45.9 million catalogs, respectively. The Company's proprietary mailing list stood at 5.4 million names at February 28, 1998, up significantly from the 3.7 million and 2.5 million names at March 1, 1997 and March 2, 1996, respectively. Similarly, the Company's active customer file grew to 1.6 million names at February 28, 1998 as compared to 1.1 million and 0.7 million names at March 1, 1997 and March 2, 1996, respectively.

The Company focuses on providing extraordinary customer service well above industry standards. All aspects of the Company's operations are designed to provide a superior catalog buying experience and to strengthen relationships with existing and new customers. To that end, the Company has strived to make timely investments in its telephone and distribution infrastructure to support its customer service-based strategy. During fiscal 1997, the Company continued to achieve faster telephone answer times, lower abandoned call rates, and faster order processing than the most recently published industry averages. The Company plans to stimulate future growth through a variety of strategic initiatives designed to increase catalog circulation, yield higher customer response rates and expand merchandise offerings. In addition, the Company believes that significant opportunities exist to expand its customer base by targeting new members of existing customer households with additional merchandise offerings and catalog titles.

RESULTS OF OPERATIONS
---------------------

The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                                            Fiscal
                                                          --------------------------------------------
                                                             1997            1996              1995
                                                          ---------       ----------       -----------
Net sales                                                     100.0%           100.0%            100.0%
Cost of sales                                                  48.7             46.4              43.2
                                                          ---------       ----------       -----------
Gross profit                                                   51.3             53.6              56.8
Selling, general and administrative expenses                   43.4             45.1              49.2
                                                          ---------       ----------       -----------
Income from operations                                          7.9              8.5               7.6
Interest, net, and other                                          -             (0.1)             (0.2)
                                                          ---------       ----------       -----------
Income before provision for income taxes                        7.9              8.4               7.4
Provision for income taxes                                      3.2              0.8                 -
                                                          ---------       ----------       -----------
Net income                                                      4.7%             7.6%              7.4%
                                                          =========       ==========       ===========

Pro forma provision for income taxes                              -              3.5               2.9
                                                          ---------       ----------       -----------
Pro forma net income                                              -              4.1%              4.5%
                                                          =========       ==========       ===========

FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------

Net sales increased by $103.6 million, or 72.4%, to $246.7 million during fiscal 1997 from $143.1 million during fiscal 1996. This increase primarily is attributable to increased circulation of and order volume and average dollars from the Company's Northcountry and Spirit of the West catalogs, and to a lesser extent, the Company's Milepost Four and Bed & Bath catalogs. While the overall growth in net sales remained strong throughout fiscal 1997, a softening of demand for the upscale fashion apparel featured in the Spirit of the West catalog was noted during the fourth quarter. Management believes that the historical rate of growth for this catalog will moderate for the foreseeable future, and the previous high growth rates achieved by this catalog will not continue. Nevertheless, management believes that Spirit of the West will continue to represent a substantial portion of the Company's overall profit.

Gross profit consists of net sales minus cost of sales, which primarily consists of merchandise acquisition costs, freight in and storage costs. Gross profit increased $49.9 million, or 65.2%, to $126.6 million during fiscal 1997 from $76.6 million during fiscal 1996. Gross profit decreased as a percentage of net sales to 51.3% for fiscal 1997 from 53.6% for fiscal 1996. The decrease in gross profit percentage primarily is attributable to increased sales of marked down merchandise associated with a greater percentage of apparel and management's decision, in light of the continued growth in the Company's overall merchandise offering, to more aggressively liquidate slow-moving or excess merchandise. Additionally, the higher gross margins traditionally realized in the fourth quarter as a result of increased gift and accessories sales associated with the holiday season were offset substantially by increased writedowns of Spirit of the West excess stock.

Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $42.6 million, or 66.1%, to $107.1 million during fiscal 1997 from $64.5 million in fiscal 1996. Selling, general and administrative expenses decreased as a percentage of net sales to 43.4% during fiscal 1997 from 45.1% during fiscal 1996. The increase in selling, general and administrative expenses primarily is attributable to the circulation costs incurred in connection with increased catalog mailings and various infrastructure investments considered necessary to support the Company's anticipated growth. The decrease in selling, general and administrative expenses as a percentage of net sales primarily is attributable to the growth in net sales and the leveraging of certain fixed and semi-fixed infrastructure costs.

As a result of the foregoing, operating income increased by $7.3 million, or 60.2%, to $19.5 million for fiscal 1997 from $12.2 million for fiscal 1996. As a percentage of net sales, operating income was 7.9% in fiscal 1997 as compared to 8.5% in fiscal 1996.

Net income increased by $872,000 to $11.7 million for fiscal 1997 from $10.8 million for fiscal 1996. Net income per basic and diluted share was $1.15 and $1.10, respectively, for fiscal 1997, versus net income per basic and diluted share of $1.46 and $1.41, respectively, for fiscal 1996. However, after applying a pro forma combined effective federal and state income tax rate of 39.5% to fiscal 1996 when the Company operated as an S-corporation for a substantial portion of the year, the Company realized pro forma net income of $5.9 million for fiscal 1996. This equates to pro forma net income per basic and diluted share of $0.68 and $0.66, respectively, for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

Net sales increased by $67.2 million, or 88.5%, to $143.1 million during fiscal 1996 from $75.9 million during fiscal 1995. This increase primarily was attributable to unusually strong response rates to and higher average orders realized from the Company's Spirit of the West catalog and to certain new merchandise offerings in the Company's Northcountry catalog. To a lesser extent, the Company realized additional net sales from the introduction of its Milepost Four catalog in the spring of 1996.

Gross profit increased $33.5 million, or 77.7%, to $76.6 million during fiscal 1996 from $43.1 million during fiscal 1995. Gross profit decreased as a percentage of net sales to 53.6% for fiscal 1996 from 56.8% in fiscal 1995. The decrease in gross profit percentage primarily was attributable to increased merchandise markdowns associated with offering a greater percentage of apparel merchandise versus higher net margin jewelry and gifts. As part of the Company's marketing strategy, the Company also reduced prices on selected items in its catalogs during fiscal 1996.

Selling, general and administrative expenses increased by $27.1 million to $64.5 million during fiscal 1996 from $37.4 million during fiscal 1995. Selling, general and administrative expenses decreased as a percentage of net sales to 45.1% during fiscal 1996 from 49.2% during fiscal 1995. The increase in selling, general and administrative expenses primarily was attributable to the circulation costs incurred in connection with increased catalog mailings and various infrastructure investments considered necessary to support the Company's anticipated growth. The decrease in selling, general and administrative expenses as a percentage of net sales primarily was attributable to the leveraging of certain fixed and semi-fixed infrastructure costs coupled with favorable paper prices in catalog production.

As a result of the foregoing, operating income increased by $6.4 million, or 111.1%, to $12.2 million for fiscal 1996 from $5.8 million for fiscal 1995. As a percentage of net sales, operating income increased to 8.5% in fiscal 1996 as compared to 7.6% in fiscal 1995.

In fiscal 1996, the Company recognized a $1.4 million non-recurring, non-cash charge in connection with the termination of its S-corporation status. This charge, along with the recognition of a $0.2 million tax benefit, resulted in a net income tax provision of $1.2 million.

Net income increased by $5.2 million to $10.8 million for fiscal 1996 from $5.6 million for fiscal 1995. Net income per basic and diluted share was $1.46 and $1.41, respectively, for fiscal 1996, versus net income per basic and diluted share of $0.77 and $0.77, respectively, for fiscal 1995. However, after applying a pro forma combined effective federal and state income tax rate of 39.5% to fiscal 1996 and 1995 when the Company operated as an S-corporation, the Company realized pro forma net income of $5.9 million for fiscal 1996 versus pro forma net income of $3.4 million for fiscal 1995. This equates to pro forma net income per basic and diluted share of $0.68 and $0.66, respectively, for fiscal 1996, versus basic and diluted pro forma net income per share of $0.41 and $0.41, respectively, for fiscal 1995.

QUARTERLY AND SEASONAL FLUCTUATIONS
-----------------------------------

The Company's revenues and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in the Company's merchandise mix.

The Company defers the recognition of the costs of catalog development and production and records them as sales are recognized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of the Company's catalogs. Mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and the Company's assessment of prevailing market opportunities. Approximately three-quarters of the revenue generated by each mailing is recognized within 30 to 45 days after such mailing. A portion of the revenue from a catalog mailing may also be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from the offering was recognized in the previous year.

The Company has experienced, and may continue to experience, seasonal fluctuations in its sales and operating results, which are typical of many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. The Company believes that in the future this seasonality will continue, although to a diminished degree due to the increased representation of apparel and home furnishings in the Company's overall merchandise mix. In anticipation of increased sales activity during November and December, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full-time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift-giving, the Company normally expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's sales were to fall below its expectations during November and December, the Company's financial position results of operations and cash flows could be materially adversely affected.

The following table contains selected unaudited quarterly financial data for fiscal 1997 and fiscal 1996. The disproportionally lower results of operations realized during the second fiscal quarters are due to lower sales volumes realized in such quarters due to seasonal trends. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments, solely of a normal recurring nature, necessary to present fairly, in all material respects, the information set forth therein.

                                                                             FISCAL 1997
                                                           -----------------------------------------------
                                                             FIRST        SECOND       THIRD      FOURTH
                                                            QUARTER      QUARTER      QUARTER     QUARTER
                                                           ----------   ----------   ---------   ---------
                                                                (in thousands, except per share data)
      Net sales.........................................      $51,002      $36,389     $77,242     $82,064
      Gross profit......................................       26,665       18,237      39,544      42,125
      Selling, general and administrative expenses......       23,374       17,495      32,397      33,817
      Income from operations............................        3,291          742       7,147       8,308
      Net income........................................      $ 2,073      $   415     $ 4,340     $ 4,860
      Net income per share - Basic......................      $  0.20      $  0.04     $  0.43     $  0.48
      Net income per share - Diluted....................      $  0.20      $  0.04     $  0.41     $  0.45

                                                                             FISCAL 1996
                                                           ------------------------------------------------
                                                             FIRST        SECOND        THIRD      FOURTH
                                                            QUARTER       QUARTER      QUARTER     QUARTER
                                                           ----------   -----------   ---------   ---------
                                                                (in thousands, except per share data)
      Net sales..........................................     $23,604      $15,781      $45,325     $58,349
      Gross profit.......................................      12,091        8,262       25,049      31,227
      Selling, general and administrative expenses.......      10,540        8,488       20,211      25,224
      Income (loss) from operations......................       1,551         (226)       4,838       6,003
      Net income (loss)..................................     $ 1,528      $  (258)     $ 4,690     $ 4,853
      Net income (loss) per share - Basic................     $  0.21      $ (0.04)     $  0.65     $  0.62
      Net income (loss) per share - Diluted..............     $  0.20      $ (0.04)     $  0.63     $  0.60

      Pro forma net income (loss)........................     $   924      $  (156)     $ 2,837     $ 2,280
      Pro forma net income (loss) per share - Basic......     $  0.11      $ (0.02)     $  0.35     $  0.25
      Pro forma net income (loss) per share - Diluted....     $  0.11      $ (0.02)     $  0.34     $  0.24

* Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Coldwater Creek has historically funded its growth through a combination of funds generated from operations and short-term bank credit facilities. Working capital requirements generally precede the realization of sales. The Company draws on its working capital lines to produce catalogs and increase inventory levels in anticipation of future sales realization. In addition, the Company regularly relies on standard trade credit arrangements in purchasing inventory and services. These arrangements typically require the net amount due to be paid within sixty days of receipt.

The Company's lines of credit agreement with US Bank of Idaho provides for: (i) an unsecured revolving line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, which is five basis points below the bank's Prime rate or LIBOR plus one and three quarters percent (1.75%); the unsecured line expires on June 30, 1998; (ii) a secured line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, equal to the bank's Prime rate or LIBOR plus one and eighty five hundredths percent (1.85%) which is secured by certain real property, equipment and fixtures of the Company; the secured line expires on June 30, 2000; and (iii) a separate unsecured line of credit exclusively for the purpose of issuing standby and commercial letters of credit with an aggregate face value of no more than $1,000,000. Letters of credit under this facility can be issued up through June 30, 1998 for expiration by no later than June 30, 1999. As a condition of the unsecured revolving line of credit only, borrowings thereunder must be fully repaid for at least thirty consecutive days during each twelve-month period. Subsequent to the fiscal 1997 year-end, the Company negotiated a one year extension of the expiration dates for the unsecured lines to June 30, 1999. All related terms, conditions and covenants remained materially unchanged.

Operating activities consummed $6.0 million in net cash during fiscal 1997 as compared to the generation of $7.8 million and $6.2 million in net cash during fiscal 1996 and 1995, respectively. The net use of cash for operating activities during fiscal 1997 primarily reflects management's strategic marketing decision to further emphasize customer order fill rates by increasing in-stock levels of certain seasonal carryover merchandise. The increased levels of inventories and accounts payable at February 28, 1998 similarly reflect management's commitment to improving initial customer order fill rates by taking delivery of certain summer and fall apparel at earlier dates than in prior years.

Financing activities for fiscal 1997 consisted of $10.3 million of net advances under the Company's unsecured revolving line of credit and the final $1.1 million cash payment of the $26.9 million distribution declared in fiscal 1996 to the S-corporation shareholders prior to the Company terminating its S-corporation status. This contrasts to $12.8 million in net financing proceeds during fiscal 1996 primarily from the receipt of $38.8 million in initial public offering proceeds, net of $25.8 million in cash distributions to S-corporation shareholders. The net cash generated by financing activities in both fiscal years primarily was used to fund inventory purchases and infrastructure improvements considered necessary to support significantly increasing sales while maintaining superior customer service. The Company's capital expenditures totaled $10.3 million, $11.9 million and $2.6 million in fiscal years 1997, 1996 and 1995, respectively, and primarily reflect upgrades in telecommunications and management information systems and expanded distribution facilities and administrative offices. To a lesser extent, fiscal 1997 also reflects leasehold improvements to the Company's retail store in Jackson Hole, Wyoming and secured loans made to certain of the Company's key executives. Management's expectations with respect to capital improvements during fiscal 1998 are outlined below.

The Company's fulfillment center in Sandpoint, Idaho currently is operating near capacity. Additionally, a majority of the Company's net sales are derived from customers residing in the eastern United States. As a result, the Company currently realizes certain operating inefficiencies and incremental shipping costs in fulfilling the majority of its customer orders. Therefore, the Company currently is negotiating a definitive agreement with the State of West Virginia to establish a planned second fulfillment center in Parkersburg, West Virginia. If completed, the new fulfillment center would approximate 575,000 square feet and be situated on approximately 60 acres. It is anticipated that the new fulfillment center will commence operations in the Summer of 1999.

In exchange for the Company's willingness to explore the possibility of establishing a long-term presence, the State of West Virginia agreed to provide the Company with, at a nominal annual lease cost, a temporary 120,000 square foot facility in the Parkersburg area from which the Company can conduct fulfillment operations until a definitive agreement is reached and a long-term facility is constructed and available. Construction of the temporary facility recently has been completed and the Company is proceeding with the installation of the related material handling and information systems. Fulfillment operations are scheduled to begin, as planned, in the Summer of 1998.

If the Company were to ultimately purchase or lease the land and building components of the new fulfillment center, it is currently estimated that the associated annual financing or lease costs would approximate $2 million to $3 million over approximately 15 to 20 years. The nature, cost and manner of financing the required machinery and equipment components are continuing to be evaluated by management.

The Company is proceeding with the establishment of a planned third customer service call center in Parkersburg, West Virginia by the Fall of 1998. Although the related plans and negotiations are not yet finalized, it currently is expected that the Company would lease approximately 20,000 square feet of existing office space in Parkersburg for two years at an estimated initial annual lease cost of $300,000. The cost of the required telecommunications equipment and furnishings are not expected to be material to the Company's financial position, results of operation and cash flows. If a definitive agreement is reached with the State of West Virginia with respect to the new fulfillment center, the Company will consider building a long-term facility for its customer service call center on the same site as the fulfillment center. The completion and availability of any long-term facility would be planned to coincide with the expiration of the above office space lease.

During the fourth quarter of fiscal 1997, the Company purchased a 25 acre parcel of real estate in Coeur d'Alene, Idaho as the site for potential construction of a new customer service call center to replace existing leased facilities there and to provide for additional growth capacity. As the existing lease is in effect through September 1999, management will use the available time to further assess the availability and cost of labor in the Coeur d'Alene area.

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including "destination locations" such as locations near major national parks or other resort areas. Consistent with such strategy, the Company opened a retail store complex in Jackson Hole, Wyoming in June of 1997. Management will continue to consider the opening of similarly situated retail stores in the future as prime locations become available. It is contemplated that each such retail store would be leased with the initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $2 million to $4 million.

As an integral part of management's planned strategy for efficiently liquidating merchandise overstocks, the Company successfully opened an outlet store in Seaside, Oregon in April of 1997. As a continuation of this strategy, the Company subsequently opened additional outlet stores in Lee, Massachusetts; Kittery, Maine; and Birch Run, Michigan. Management currently plans to open approximately seven additional outlet stores throughout the United States during fiscal 1998. It is contemplated that each such store would be leased with the initial cash investment per store being limited to approximately $50,000 to $100,000 in leasehold improvements.

The Company believes that cash flow from operations and borrowing capacity under its existing and anticipated credit facilities will be sufficient to support operations and future growth through fiscal 1998. Thereafter, the Company may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial position, results of operations and cash flows.

OTHER MATTERS
-------------

Year 2000 Compliance
--------------------

Coldwater Creek remains engaged in an enterprise-wide Year 2000 project. The project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail currently is being finalized and prospectively will guide the team in its efforts.

The Company does not sell any products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company will evaluate key vendor preparedness, as well as its own, by conducting interviews, obtaining compliance representation letters, and when deemed necessary, conducting comprehensive tests. Such vendors will include, in addition to significant merchandise vendors, providers of hardware and software computing products, telecommunication systems and components, facilities and related systems, and office equipment. Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications.

The Company expects to complete the project and related evaluations, including development of contingency plans to manage areas of high identified risk, by April 1999. The Company currently is in the process of finalizing its estimate of the total project cost but expects such amount to be immaterial to the Company's financial position, results of operations and cash flows.

Recently Issued Accounting Standards Not Yet Adopted
----------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS Nos. 130 and 131 are effective for the Company's fiscal 1998 financial statements. Management does not expect these standards, individually or collectively, to have a significant impact on the Company's financial statements or related note disclosures.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Public Accountants...........................................................................   F-1
Consolidated Balance Sheets as of February 28, 1998 and March 1, 1997..............................................   F-2
Consolidated Statements of Operations for the fiscal years ended February 28, 1998, March 1, 1997 and
 March 2, 1996.....................................................................................................   F-3
Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1998, March 1, 1997 and
 March 2, 1996.....................................................................................................   F-4
Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998, March 1, 1997 and
 March 2, 1996.....................................................................................................   F-5
Notes to Consolidated Financial Statements.........................................................................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Coldwater Creek Inc.:

  We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiary as of February 28, 1998 and March 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiary as of February 28, 1998 and March 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP

Boise, Idaho
March 20, 1998

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                FEBRUARY 28,                    MARCH 1,
                                                                                   1998                          1997
                                                                                -----------                     -------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $   331                       $ 9,095
    Receivables                                                                     4,019                         2,342
    Inventories                                                                    53,051                        25,279
    Prepaid expenses                                                                2,729                           456
    Prepaid catalog costs                                                           2,794                         1,375
                                                                                ---------                     ---------
          TOTAL CURRENT ASSETS                                                     62,924                        38,547

Deferred catalog costs                                                              7,020                         3,347
Property and equipment, net                                                        26,661                        20,080
Executive loans                                                                     1,620                             -
                                                                                ---------                     ---------
          TOTAL ASSETS                                                            $98,225                       $61,974
                                                                                =========                     =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                                      $10,264                       $     -
    Accounts payable                                                               27,275                        18,061
    Accrued liabilities                                                            10,517                         5,969
    Income taxes payable                                                                -                           451
    Deferred income taxes                                                             919                            76
                                                                                ---------                     ---------
          TOTAL CURRENT LIABILITIES                                                48,975                        24,557

Deferred income taxes                                                                 375                           230
                                                                                ---------                     ---------
          TOTAL LIABILITIES                                                        49,350                        24,787
                                                                                ---------                     ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                            -                             -
    Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,120,118 issued and outstanding                                    101                           101
    Additional paid-in capital                                                     38,748                        38,748
    Retained earnings (accumulated deficit)                                        10,026                        (1,662)
                                                                                ---------                     ---------
          TOTAL STOCKHOLDERS' EQUITY                                               48,875                        37,187
                                                                                ---------                     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $98,225                       $61,974
                                                                                =========                     =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                                COLDWATER CREEK INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (in thousands, except per share data)



                                                                             FISCAL YEAR ENDED
                                                       -----------------------------------------------------------
                                                           FEBRUARY 28,           MARCH 1,              MARCH 2,
                                                              1998                 1997                  1996
                                                       ----------------     ----------------      ----------------

Net sales                                                    $246,697             $143,059               $75,905

Cost of sales                                                 120,126               66,430                32,786
                                                        ----------------     ----------------      ----------------

          GROSS PROFIT                                        126,571               76,629                43,119

Selling, general and administrative expenses                  107,083               64,463                37,356
                                                        ----------------     ----------------      ----------------

          INCOME FROM OPERATIONS                               19,488               12,166                 5,763

Interest, net, and other                                           57                 (153)                 (149)
                                                        ----------------     ----------------      ----------------

          INCOME BEFORE PROVISION FOR INCOME TAXES             19,545               12,013                 5,614

Provision for income taxes                                      7,857                1,197                     -
                                                        ----------------     ----------------      ----------------

          NET INCOME                                         $ 11,688             $ 10,816               $ 5,614
                                                        ================     ================      ================

          NET INCOME PER SHARE - BASIC                       $   1.15             $   1.46               $  0.77
                                                        ================     ================      ================

          NET INCOME PER SHARE - DILUTED                     $   1.10             $   1.41               $  0.77
                                                        ================     ================      ================


PRO FORMA INCOME DATA (UNAUDITED):
----------------------------------

          Net income as reported above                            n/a             $ 10,816               $ 5,614

          Pro forma provision for income taxes                    n/a                4,929                 2,218
                                                                             ----------------      ----------------

          PRO FORMA NET INCOME                                    n/a             $  5,887               $ 3,396
                                                                             ================      ================

          PRO FORMA NET INCOME PER SHARE - BASIC                  n/a             $   0.68               $  0.41
                                                                             ================      ================

          PRO FORMA NET INCOME PER SHARE - DILUTED                n/a             $   0.66               $  0.41
                                                                             ================      ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                COLDWATER CREEK INS. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (in thousands)


                                                   COMMON STOCK
                                        -------------------------------------                               RETAINED
                                                                                      ADDITIONAL            EARNINGS
                                                                                       PAID-IN             ACCUMULATED
                                            SHARES              PAR VALUE              CAPITAL              (DEFICIT)       TOTAL
                                        ---------------     -----------------     ------------------     ---------------   --------
 BALANCE, MARCH 4, 1995                      7,245                $ 72                $     1              $ 10,995        $ 11,068
 Net income                                      -                   -                      -                 5,614           5,614
 Distributions to Stockholders                   -                   -                      -                (2,157)         (2,157)

                                        ----------           ----------------     ------------------      --------------   ---------


 BALANCE, MARCH 2, 1996                      7,245                $ 72                $     1              $ 14,452        $ 14,525
 Net income                                      -                   -                      -                10,816          10,816
 Initial public offering                     2,875                  29                 38,747                     -          38,776
 Distributions to Stockholders                   -                   -                      -               (26,930)        (26,930)

                                        ---------------     -----------------     ------------------      --------------    --------


 BALANCE, MARCH 1, 1997                     10,120                $101                $38,748              $ (1,662)       $ 37,187
 Net income                                      -                   -                      -                11,688          11,688
                                        ---------------     -----------------     ------------------     ---------------    --------


 BALANCE, FEBRUARY 28, 1998                 10,120                $101                $38,748              $ 10,026        $ 48,875
                                        ===============     =================     ==================     ===============   =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                COLDWATER CREEK INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)



                                                                                            FISCAL YEAR ENDED
                                                                  ------------------------------------------------------------------

                                                                  FEBRUARY 28,                MARCH 1,                 MARCH 2,
                                                                      1998                      1997                     1996
                                                                  ------------              -----------               --------------

OPERATING ACTIVITIES:
Net income                                                         $ 11,688                   $ 10,816                  $ 5,614
                                                                   --------                   --------                  -------
Noncash items:
    Depreciation                                                      3,738                      2,176                      995
    Deferred income tax provision                                       988                        746                        -
Net change in current assets and liabilities:
    Receivables                                                      (1,677)                      (769)                  (1,299)
    Inventories                                                     (27,772)                   (17,027)                  (2,441)
    Prepaid expenses                                                 (2,273)                      (308)                      (5)
    Prepaid catalog costs                                            (1,419)                      (797)                    (189)
    Accounts payable                                                  9,924                     10,715                    2,685
    Accrued liabilities                                               4,968                      3,019                    2,112
    Income taxes payable                                               (451)                       451                        -
Increase in deferred catalog costs                                   (3,673)                    (1,265)                  (1,271)
                                                                   --------                   --------                  -------

         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       $ (5,959)                  $  7,757                  $ 6,201
                                                                   --------                   --------                  -------

INVESTING ACTIVITIES:
    Purchase of property and equipment                            $(10,319)                  $(11,883)                 $(2,590)
    Proceeds on sale of equipment                                        -                          -                    1,105
    Loans to executives                                             (1,620)                         -                        -
                                                                   --------                   --------                  -------
         NET CASH USED IN INVESTING ACTIVITIES                     $(11,939)                  $(11,883)                 $(1,485)
                                                                   --------                   --------                  -------

FINANCING ACTIVITIES:
    Payments on capital leases                                     $      -                   $   (173)                 $  (136)
    Net advances (repayments) under revolving line of credit         10,264                          -                   (3,700)
    Net proceeds from initial public offering of common shares            -                     38,776                        -
    Distributions to stockholders                                    (1,130)                   (25,800)                  (2,157)
                                                                   --------                   --------                  -------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        $  9,134                   $ 12,803                  $(5,993)
                                                                   --------                   --------                  -------

        NET (DECREASE) INCREASE IN CASH AND
          CASH EQUIVALENTS                                           (8,764)                     8,677                   (1,277)
        Cash and cash equivalents, beginning                          9,095                        418                    1,695
                                                                   --------                   --------                  -------

        CASH AND CASH EQUIVALENTS, ENDING                          $    331                   $  9,095                  $   418
                                                                   ========                   ========                  =======


SUPPLEMENTAL CASH FLOW DATA:
----------------------------
    Cash paid for interest                                         $     99                   $    243                  $   339
    Cash paid for income taxes                                        8,170                          -                        -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      COLDWATER CREEK INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Organizational Structure and Nature of Operations

  Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings, marketing its merchandise through regular catalog mailings. The principal markets for the Company's merchandise are individuals within the United States. Net sales realized from other geographic markets, principally Canada and Japan, have been less than five percent of net sales in each reported period.

  The Company also operates retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming where it sells catalog items and unique store merchandise. Additionally, the Company operates four outlet stores through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., which is consolidated in these financial statements. All material intercompany balances and transactions have been eliminated.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Fiscal Periods

  References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods presented, and occasionally consists of 53 weeks.

Reclassifications

   Certain amounts in the financial statements for the prior fiscal year periods have been reclassified to be consistent with the current fiscal year's presentation.

Revenue Recognition

  The Company recognizes sales and the related cost of sales at the time merchandise is shipped to customers. The Company provides an allowance for returns based on historical experience. Shipping and handling fees charged to customers and list rental income are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Collections for unshipped orders are reflected as a component of accounts payable.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

Inventories

  Inventories consist primarily of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

Catalog Costs

  Catalog costs include all direct costs associated with the production and mailing of the Company's direct mail catalogs and are classified as prepaid catalog costs until they are mailed.

  When the Company's catalogs are mailed, these costs are reclassified as deferred catalog costs and amortized over the periods in which the related revenues are expected to be realized. Substantially all revenues are generated within the first three months after a catalog is mailed. Amortization of deferred catalog costs was $66.6 million in fiscal 1997, $38.7 million in fiscal 1996 and $24.8 million in fiscal 1995.

Property and Equipment

  Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress (amounts not significant for any period presented). Maintenance and repairs which do not extend the useful life of property or equipment are charged to operations as incurred.

  The net book value of property or equipment sold or retired is removed from the asset and related depreciation accounts with the resulting net gain or loss included in the determination of net income.

  The provision for depreciation is computed using the straight-line method. The estimated useful lives are fifteen to thirty years for buildings and land improvements and three to seven years for furniture and fixtures and machinery and equipment, including immaterial assets under capital leases.

  Effective as of the beginning of fiscal 1996, Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting For the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of", was adopted with no material impact on the financial statements. SFAS No. 121 establishes recognition and measurement criteria for impairment losses when a company no longer expects to recover the carrying value of a long-lived asset. Based on management's evaluation, there were no material impairments of long-lived assets during the reported periods.

Leases

  Any leased asset for which the Company assumes substantially all risks and rewards of ownership is capitalized as property and equipment with a corresponding liability recorded (amounts not significant for any period presented). All other leases are accounted for as operating leases with the related rental payments charged to operations as incurred.

Income Taxes

  In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Prior to its initial public offering of common stock on January 29, 1997, the Company elected to be treated as an S-corporation for federal and state income tax purposes. Accordingly, the consolidated statements of operations for fiscal years 1996 and 1995 do not include a provision for income taxes for results relating to the period in which the Company was an S-corporation as the taxable income of the Company was included in the individual tax returns of the stockholders. The unaudited pro forma provisions for income taxes included in the consolidated statements of operations represent the estimated federal and state income tax provisions that would have been incurred had the Company been treated as a C-corporation for tax purposes.

  The consummation of the initial public offering terminated the Company's S-corporation status. The Company retained the tax basis of the assets and liabilities of the S-corporation as of the termination date and recorded deferred income taxes of approximately $1.4 million for the tax effect of cumulative temporary differences which existed at that date, in accordance with SFAS No. 109.

Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, trade receivables and payables, executive loans and borrowings under revolving lines of credit for which the carrying amounts materially approximate fair value.

Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The statement supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revises the computation and presentation of earnings per share. Basic earnings per share, which replaces primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution that could occur under the treasury stock method if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

Recently Issued Accounting Standards Not Yet Adopted

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS Nos. 130 and 131 are effective for the Company's fiscal 1998 financial statements. Management does not expect these standards, individually or collectively, to have a significant impact on the Company's consolidated financial statements or related note disclosures.

2. LINES OF CREDIT

  In January 1997, the Company amended its lines of credit agreement with US Bank of Idaho to provide for: (i) an unsecured revolving line of credit allowing the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, which is five basis points below the bank's Prime rate or LIBOR plus one and three quarters percent (1.75%); the unsecured line expires on June 30, 1998; (ii) a secured line of credit which allows the Company to borrow up to $17,500,000 at an interest rate, at the option of the Company, equal to the bank's Prime rate or LIBOR plus one and eighty five hundredths percent (1.85%) which is secured by certain real property, equipment and fixtures of the Company; the secured line expires on June 30, 2000; and (iii) a separate unsecured line of credit exclusively for the purpose of issuing standby and commercial letters of credit with an aggregate face value of no more than $1,000,000. Letters of credit under this facility can be issued up through June 30, 1998 for expiration by no later than June 30, 1999. The agreement provides that the Company must maintain specified levels of insurance, tangible net worth and debt service coverage and places restrictions on indebtedness to tangible net worth, mergers and other items. As a condition of the unsecured revolving line of credit only, borrowings thereunder must be fully repaid for at least thirty consecutive days during each twelve month period.

  At February 28, 1998, the Company had outstanding letters of credit totaling $180,000. In the Company's past experience, no material claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required.

3. PROPERTY AND EQUIPMENT

  Property and equipment, net, consists of:

                                                                      FEBRUARY 28,    MARCH 1,
                                                                          1998          1997
                                                                      ------------------------
                                                                           (in thousands)
  Land............................................                       $ 1,899       $   150
  Building and land improvements..................                        14,383        12,028
  Furniture and fixtures..........................                         2,434         1,751
  Machinery and equipment.........................                        16,018        10,486
                                                                      ------------------------
                                                                          34,734        24,415
  Less: accumulated depreciation..................                         8,073         4,335
                                                                      ------------------------
                                                                         $26,661       $20,080
                                                                      ------------------------


  The Company leases primarily retail space under operating leases. Certain of the retail space leases provide for percentage rentals on sales above specified minimums and contain renewal options. Aggregate rent expense incurred under operating leases was $1,042,000, $508,000 and $356,000 for the fiscal years 1997, 1996 and 1995, respectively. Certain of these operating leases are noncancellable and have aggregate minimum lease payment requirements as of February 28, 1998 of $1,167,000 in fiscal 1998, $1,056,000 in fiscal 1999,
$726,000 in fiscal 2000, $660,000 in fiscal 2001, and $572,000 in fiscal 2002, with total payments thereafter of $1,447,000.

4. ACCRUED LIABILITIES

  Accrued liabilities consist of:

                                                                       FEBRUARY 28,    MARCH 1,
                                                                        1998          1997
                                                                       -----------------------
                                                                            (in thousands)
  Accrued payroll, related taxes and benefits.....                       $ 3,754        $2,022
  Accrued sales returns...........................                         6,035         3,309
  Other...........................................                           728           638
                                                                        ----------------------
                                                                         $10,517        $5,969
                                                                        ----------------------

5. EXECUTIVE LOAN PROGRAM

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

6. EARNINGS PER SHARE

  The following is a reconciliation of the number of common shares used in the computations of historical and pro forma net income per basic and diluted share (in thousands):


                                                                                 FISCAL YEARS ENDED
                                                                      FEBRUARY 28,      MARCH 1,        MARCH 2,
                                                                         1998             1997            1996
                                                                                         (pro forma, unaudited)
                                                              -------------------------------------------------
    Net income                                                         $11,688         $10,816           $5,614
                                                              -------------------------------------------------
    Average shares outstanding used to determine net income
        per basic common share                                          10,120           7,390            7,245

    Net effect of dilutive stock options based on the treasury
        stock method using average market price (1)                        513             266                -
                                                              -------------------------------------------------

    Average shares used to determine net income per diluted
        common share                                                    10,633           7,656            7,245
                                                              -------------------------------------------------





    Pro forma net income                                               $     -         $ 5,887           $3,396
                                                              -------------------------------------------------

    Average shares outstanding used to determine net income
        per basic common share                                               -           7,390            7,245

    Initial public offering common shares necessary to fund
        distribution of S-corporation retained earnings                      -           1,227              963
                                                              -------------------------------------------------

    Average shares used to determine pro forma net income
        per basic common share                                               -           8,617            8,208

    Net effect of dilutive stock options based on the treasury
        stock method using average market price (1)                          -             266                -
                                                              -------------------------------------------------

    Average shares used to determine pro forma net income
        per diluted common share                                             -           8,883            8,208
                                                              -------------------------------------------------

(1) Anti-dilutive stock options excluded from the above computations were 226,992, 0 and 0 for fiscal years 1997, 1996 and 1995, respectively.

7. Income Taxes

  The Company's income tax provisions include the following:

                                                                       FISCAL YEARS ENDED
                                                                    FEBRUARY 28,    MARCH 1,
                                                                        1998          1997
                                                                    -----------------------
                                                                        (IN THOUSANDS)
Current income tax provision:
  Federal................................................            $5,980        $  388
  State..................................................               889            63
Deferred income tax provision:
  Federal................................................               860           642
  State..................................................               128           104
                                                                    ----------------------
Total income tax provision...............................            $7,857        $1,197
                                                                    ----------------------

Reconciliations of the statutory U.S. federal income tax rate and the Company's effective income tax rates are as follows:

                                                                       FISCAL YEARS ENDED
                                                                    FEBRUARY 28,      MARCH 1,
                                                                        1998            1997
                                                                 ------------------------------
Statutory rate...........................................             35.0%          34.0%
State income taxes, net of federal benefit...............              5.2           (0.2)
S-corporation income taxed to shareholders...............                -          (35.3)
S-corporation termination................................                -           11.3
Other....................................................                -            0.2
                                                                 ------------------------------
      Effective rate.....................................             40.2%          10.0%
                                                                 ------------------------------

  Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of the deferred tax assets and liabilities as of February 28, 1998 and March 1, 1997 are as follows (in thousands):

                                                          FEBRUARY 28, 1998                MARCH 1, 1997
                                                        CURRENT       NONCURRENT       CURRENT       NONCURRENT
                                                    ------------------------------------------------------------
        Assets:
          Inventories.............................        $  (362)      $    -           $  (362)      $    -
          Accrued sales returns...................         (2,426)           -            (1,307)           -
          Other...................................           (238)           -              (120)           -
                                                    ------------------------------------------------------------
             Total deferred tax assets............        $(3,026)      $    -           $(1,789)      $    -
                                                    ------------------------------------------------------------
        Liabilities:
          Prepaid and deferred catalog costs......        $ 3,945       $    -           $ 1,865       $    -
          Tax basis depreciation..................              -          375                 -          230
          Other...................................              -            -                 -            -
                                                    ------------------------------------------------------------
             Total deferred tax liabilities.......        $ 3,945       $  375           $ 1,865       $  230
                                                    ------------------------------------------------------------
             Net deferred tax liabilities.........        $   919       $  375           $    76       $  230
                                                    ------------------------------------------------------------

8. RETIREMENT PLAN

  Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k)
Plan") under which eligible employees may elect to defer their current compensation by up to certain statutorily prescribed annual limits and to contribute such amounts to the 401(k) Plan. Contributions to the 401(k) Plan and income earned on the contributions are not taxable to employees until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been working with the Company for one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' contribution and provides a discretionary profit sharing contribution based on overall profitability of the Company. The Company recognized contribution expense of $445,000, $251,000 and $83,000 for the fiscal years 1997, 1996 and 1995, respectively.

9. 1996 STOCK OPTION/STOCK ISSUANCE PLAN

  The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the stockholders on March 4, 1996. Under the 1996 Plan, 1,111,847 shares of common stock were initially authorized for issuance. On February 13, 1998, the Company's Board of Directors authorized an additional 350,000 shares of common stock for issuance subject to the approval of a majority of shareholders at the Company's Annual Meeting scheduled for July 11, 1998. The Board may amend or modify the 1996 Plan at any time, subject to certain limitations. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board.

  The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, which include officers and other key employees, non-employee directors and consultants and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of their fair market value for non-statutory options and 100% of their fair market value for incentive options on the grant date, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly at a price not less than 100% of their fair market value at the time of issuance or as a bonus tied to the performance of services and/or achievement of performance goals, and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date.

  Under the Discretionary Option Grant component of the 1996 Plan, certain key management employees and several hundred other employees have been granted options which remain outstanding at February 28, 1998 to purchase 503,067 shares and 576,100 shares of common stock, respectively. Similarly, under the Automatic Option Grant Program component of the 1996 Plan, non-employee Board members have been granted options which remain outstanding at February 28, 1998 to purchase 58,520 shares of common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over four years. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program subject to earlier expiration for vested options not exercised following termination of employment and have a maximum term of ten years under the Automatic Option Grant Program subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

  A summary of the status of the Company's stock options as of February 28, 1998 and March 1, 1997, and changes during the fiscal years then ended, are presented below:




                                                     FEBRUARY 28, 1998                             MARCH 1, 1997
                                          -----------------------------------------      ------------------------------------
                                                                           WEIGHTED                                  WEIGHTED
                                                                           AVERAGE                                   AVERAGE
                                                             EXERCISE      EXERCISE                    EXERCISE      EXERCISE
                                              OPTIONS         PRICE         PRICE        OPTIONS        PRICE         PRICE
                                          -----------------------------------------      ------------------------------------
        Outstanding at beginning of period      874,795   $ 6.58 - 20.25     $10.77            -    $          -     $      -

        Granted                                 346,792    12.38 - 41.50      28.55      890,195      6.58 - 20.25      10.77
        Exercised                                     -                -          -            -                 -          -
        Forfeited                               (83,900)   12.38 - 29.00      16.22      (15,400)            15.00      15.00
                                          -----------------------------------------------------------------------------------
        Outstanding at end of period          1,137,687   $ 6.58 - 41.50     $15.77      874,795     $6.58 - 20.25     $10.77
                                          -----------------------------------------------------------------------------------
        Exercisable                             218,699   $ 6.58 - 20.25     $10.75            -     $           -     $    -
                                          -----------------------------------------------------------------------------------

  The Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", in 1995. As allowed by SFAS No. 123, the Company elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference between the market value of the stock and the option exercise price at the measurement date. The measurement date is the date at which both the number of options and the exercise price for each option are known.

  Beginning in fiscal 1996, the year the stock option plan was adopted, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:
(i) risk free interest rate of 6.2%; (ii) expected life of seven years; (iii) no expected volatility as options were granted prior to and concurrent with the initial public offering; and (iv) no expected dividends. For fiscal 1997, the following weighted average assumptions were applied: (i) risk free interest rate of 6.0%; (ii) expected life of seven years; (iii) expected volatility of 54.7%; and (iv) no expected dividends.

  Had compensation cost for the 1996 Plan been determined consistent with SFAS No. 123, the Company's net income amounts for the fiscal year ended March 1, 1997 would not have been reduced materially. For the fiscal year ended February 28, 1998, net income would have been reduced by $811,000 ($0.08 per basic and diluted share).

  The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

   The following table provides summarized information about stock options outstanding at February 28, 1998:


                                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                      -------------------------------------   ----------------------
                                                                      WEIGHTED
                                                                      AVERAGE      WEIGHTED                 WEIGHTED
                                                                    CONTRACTUAL    AVERAGE                  AVERAGE
                                                        OPTIONS         LIFE       EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                              OUTSTANDING     (YEARS)       PRICE     EXERCISABLE    PRICE
--------------------------------------------------------------------------------------------------------------------
$00.00 - $09.99                                           443,067           8.1      $ 6.58       110,767    $ 6.58
$10.00 - $19.99                                           432,328           8.9      $15.14       107,307    $15.01
$20.00 - $29.99                                            84,316           9.5      $26.45           625    $20.25
$30.00 - $39.99                                           133,076           9.8      $33.01             -         -
$40.00 - $49.99                                            44,900          10.0      $41.50             -         -

10. REINCORPORATION, COMMON AND PREFERRED STOCK

  On March 4, 1996, the Board approved the reincorporation of the Company in Delaware and the merger of Coldwater Creek Inc. (an Idaho corporation) with and into Coldwater Creek Inc. (a Delaware corporation) effective April 17, 1996.
The Certificate of Incorporation filed with the State of Delaware authorized 1,000,000 shares of $.01 par value preferred stock and 15,000,000 shares of $.01 par value common stock. As a result of the merger, each share of the Idaho corporation common stock, $1.00 par value, issued and outstanding was converted into and exchanged for 140 shares (pre-split) of $.01 par value common stock of the Delaware corporation.

  In January 1997, the Company's Board of Directors approved a 1.67 for 1 stock split, in the form of a stock dividend, of the Company's outstanding common stock. All common share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this stock split and the stock conversion discussed above.

11. DISTRIBUTIONS TO STOCKHOLDERS

  Immediately prior to the consummation of the Company's initial public offering of common stock on January 29, 1997, the then stockholders of the Company and the Company entered into an Agreement for Distribution of Retained Earnings and Tax Indemnification (the "Agreement"). Pursuant to the Agreement, the undistributed accumulated S-corporation earnings as of the date the Company's S-corporation status was terminated were distributed in the form of promissory notes which were paid in full promptly after the closing of the offering.

  The Agreement continues to provide that (i) the existing stockholders will be indemnified by the Company with respect to federal and state income tax liabilities as a result of an adjustment to the Company's taxable income which increases the tax liability of the existing stockholders for taxable periods ending prior to the termination of the S-corporation status, and (ii) the existing stockholders will indemnify the Company with respect to any federal and state tax liabilities as a result of an adjustment which decreases the existing stockholders' tax liability for taxable periods ending prior to the termination of the Company's S-corporation status and correspondingly increases the tax liability of the Company for a taxable period commencing on or after the termination of the Company's S-corporation status.

12. CONTINGENCIES

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

   The Company's direct mail business is based solely in the states of Idaho and Wyoming, and accordingly, the Company only collect sales taxes from customers residing in those states. Coldwater Creek Outlet Stores, Inc., a wholly-owned subsidiary of the Company, is engaged in the business of liquidating inventory overstocks, owns and operates retail outlet stores in Oregon, Massachusetts, Maine, and Michigan, and pays sales tax and applicable corporate income, franchise and other taxes in those states. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied only on a prospective basis.

13.  PRO FORMA STATEMENTS OF OPERATIONS DATA (UNAUDITED)

     The unaudited pro forma income data appearing on the statements of operations reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are reported at an assumed 39.5% effective rate, reflecting prevailing federal and state statutory rates at the time of the Company's initial public offering, as if the Company had been a C-corporation rather than an S-corporation for the fiscal periods preceding its initial public offering on January 29, 1997. The historical and pro forma net income for fiscal year 1996 includes a non-recurring, non-cash charge of $1.4 million to recognize deferred income taxes related to the termination of the Company's S-corporation status. Pro forma net income per share - basic is based on the pro forma weighted average number of common shares outstanding consisting of (i) the actual weighted average shares outstanding and (ii) the additional shares from which the net proceeds, based on the Company's initial public offering price of $15 per share, would have been necessary to fund an assumed distribution of the S-corporation retained earnings balance at January 29, 1997 and March 2, 1996, as applicable. Pro forma net income per share - diluted additionally includes the dilutive effects of common shares issuable under outstanding stock options based on the treasury stock method. The funding shares deemed to have been outstanding were 1,227,000 in fiscal 1996 and 963,000 in fiscal 1995.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                        FISCAL 1997
                                                      -----------------------------------------------
                                                        FIRST        SECOND       THIRD      FOURTH
                                                       QUARTER      QUARTER      QUARTER     QUARTER
                                                      ----------   ----------   ---------   ---------
                                                           (in thousands, except per share data)
      Net sales....................................      $51,002      $36,389     $77,242     $82,064
      Gross profit.................................       26,665       18,237      39,544      42,125
      Selling, general and administrative expenses.       23,374       17,495      32,397      33,817
      Income from operations.......................        3,291          742       7,147       8,308
      Net income...................................      $ 2,073      $   415     $ 4,340     $ 4,860
      Net income per share - Basic.................      $  0.20      $  0.04     $  0.43     $  0.48
      Net income per share - Diluted...............      $  0.20      $  0.04     $  0.41     $  0.45

                                                                        FISCAL 1996
                                                      ------------------------------------------------
                                                        FIRST        SECOND        THIRD      FOURTH
                                                       QUARTER       QUARTER      QUARTER     QUARTER
                                                      ----------   -----------   ---------   ---------
                                                           (in thousands, except per share data)
      Net sales....................................      $23,604      $15,781      $45,325     $58,349
      Gross profit.................................       12,091        8,262       25,049      31,227
      Selling, general and administrative expenses.       10,540        8,488       20,211      25,224
      Income (loss) from operations................        1,551         (226)       4,838       6,003
      Net income (loss)............................      $ 1,528      $  (258)     $ 4,690     $ 4,853
      Net income (loss) per share - Basic..........      $  0.21      $ (0.04)     $  0.65     $  0.62
      Net income (loss) per share - Diluted........      $  0.20      $ (0.04)     $  0.63     $  0.60

      Pro forma net income (loss)..................      $   924      $  (156)     $ 2,837     $ 2,280
      Pro forma net income (loss) per share - Basic      $  0.11      $ (0.02)     $  0.35     $  0.25
      Pro forma net income (loss) per share - Diluted    $  0.11      $ (0.02)     $  0.34     $  0.24

Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the executive officers of the Registrants, See
Item 4 -- "Directors and Executive Officers" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 11, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 11, 1998, to be filed with the Commission pursuant to Regulation 14A.

 PART IV
--------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Documents filed as part of this report are as follows:
    1.  Financial Statements.
            See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

    2.  Financial Statement Schedules:
            None Required

(B)  No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

(C)  Exhibits:

    1.  The following exhibits are incorporated by reference:

   EXHIBIT
   NUMBER              DESCRIPTION OF DOCUMENT
   ------              -----------------------
   3.1*     Amended and Restated Certificate of Incorporation
   3.2*     Bylaws
   4.1*     Specimen of Stock Certificate
10.1.1*     Form of Indemnity Agreement between the Registrant and
            each of its Directors
10.1.2*     Form of Agreement for Distribution of Retained Company and
            Dennis and Ann Pence
            Earnings and Tax Indemnification between the
10.1.3*     Lease to Coeur d'Alene Call Facility
10.1.4*     Lease to Cedar Street Bridge Store
10.1.5*     Lease to Jackson Hole Retail Store
10.1.6*     Loan Agreement dated September 9, 1996 between the Company and U.S. Bank, Idaho
            Bank of Idaho, formerly West One
  10.2*     1996 Stock Option/Stock Issuance Plan
10.2.1*     Form of Stock Option Agreement under 1996 Stock
            Option/Stock Issuance Plan
  23        Consent of Arthur Andersen LLP
  24.1*     Power of Attorney (included on the signature page to S-1)
  27.1      Financial Data Schedule
  27.2      Financial Data Schedule
  27.3      Financial Data Schedule
  27.4      Financial Data Schedule

          *  PREVIOUSLY FILED

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 29th day of May, 1998.

                                           COLDWATER CREEK INC.

                                           By:  * Dennis Pence
                                               -------------------
                                                 Dennis Pence
                                       President and Chief Executive Officer
                                    and Vice Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                                            TITLE                                            DATE
       ---------                                            -----                                            ----

    * Dennis Pence
-------------------------------------         President, Chief Executive Officer, Vice Chairman of            May 29, 1998
      Dennis Pence                            the Board of Directors, and Director

    * Ann Pence
-------------------------------------         Chairman of the Board of Directors, Creative                    May 29, 1998
      Ann Pence                               Director, and Director

    * Donald Robson
------------------------------------          Vice President of Finance and Administration,                   May 29, 1998
      Donald Robson                           Chief Financial Officer, Treasurer, Secretary, and
                                              Director (Principal Financial and Accounting Officer)

    * Robert H. McCall
------------------------------------          Director                                                        May 29, 1998
      Robert H. McCall

    * James R. Alexander
------------------------------------          Director                                                        May 29, 1998
      James R. Alexander

    * Curt Hecker
------------------------------------          Director                                                        May 29, 1998
      Curt Hecker


    * Michelle Collins
------------------------------------          Director                                                        May 29, 1998
      Michelle Collins

*By:     /s/  Donald Robson
     --------------------------------                                                                         May 29, 1998
              Donald Robson
            (Attorney-in-fact)


   EXHIBIT
   NUMBER              DESCRIPTION OF DOCUMENT
   ------              -----------------------
   3.1*     Amended and Restated Certificate of Incorporation
   3.2*     Bylaws
   4.1*     Specimen of Stock Certificate
10.1.1*     Form of Indemnity Agreement between the Registrant and
            each of its Directors
10.1.2*     Form of Agreement for Distribution of Retained Company and
            Dennis and Ann Pence
            Earnings and Tax Indemnification between the
10.1.3*     Lease to Coeur d'Alene Call Facility
10.1.4*     Lease to Cedar Street Bridge Store
10.1.5*     Lease to Jackson Hole Retail Store
10.1.6*     Loan Agreement dated September 9, 1996 between the Company and U.S. Bank, Idaho
            Bank of Idaho, formerly West One
  10.2*     1996 Stock Option/Stock Issuance Plan
10.2.1*     Form of Stock Option Agreement under 1996 Stock
            Option/Stock Issuance Plan
  23        Consent of Arthur Andersen LLP
  24.1*     Power of Attorney (included on the signature page to S-1)
  27.1      Financial Data Schedule
  27.2      Financial Data Schedule
  27.3      Financial Data Schedule
  27.4      Financial Data Schedule

          *  PREVIOUSLY FILED