Form 10-Q
period 1998-05-30
COLDWATER CREEK INC
filed 1998-07-14
CIK 1018005

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MAY 30, 1998

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

                   YES  X                             NO
                       ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                     Shares outstanding as of May 30, 1998
  -----------------------------         -------------------------------------
  Common Stock ($.01 par value)                       10,137,768

================================================================================

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at May 30, 1998 and February 28, 1998.........    4

Consolidated Statements of Operations for the three month periods ended
  May 30, 1998 and May 31, 1997...........................................    5

Consolidated Statements of Cash Flows for the three month periods ended
  May 30, 1998 and May 31, 1997...........................................    6

Notes to Consolidated Financial Statements................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings................................................   16

Item 2.  Changes in Securities and Use of Proceeds........................   16

Item 3.  Defaults Upon Senior Securities..................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..............   16

Item 5.  Other Information................................................   17

Item 6.  Exhibits and Reports on Form 8-K.................................   17


The following discussion may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; catalog response rates, merchandise return rates; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and risks inherent in the construction and financing of new facilities; as well as those factors discussed elsewhere in this Form 10-Q and the Company's latest Annual Report on Form 10-K.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                 May 30,   February 28,
                                                                  1998        1998
                                                                --------   ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $    372      $   331
    Receivables                                                    5,104        4,019
    Inventories                                                   55,736       53,051
    Prepaid expenses                                               2,100        2,729
    Prepaid catalog costs                                          2,498        2,794
                                                                --------      -------
        Total current assets                                      65,810       62,924

Deferred catalog costs                                             5,449        7,020
Property and equipment, net of accumulated depreciation           29,051       26,661
Executive loans                                                    1,620        1,620
                                                                --------      -------
        Total assets                                            $101,930      $98,225
                                                                ========      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                    $ 18,147      $10,264
    Accounts payable                                              20,712       27,275
    Accrued liabilities                                           12,222       10,517
    Deferred income taxes                                            725          919
                                                                --------      -------
        Total current liabilities                                 51,806       48,975

Deferred income taxes                                                415          375
                                                                --------      -------
        Total liabilities                                         52,221       49,350
                                                                --------      -------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                           -            -
    Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,137,768 and 10,120,118 issued and
     outstanding, respectively                                       101          101
    Additional paid-in capital                                    38,879       38,748
    Retained earnings                                             10,729       10,026
                                                                --------      -------
        Total stockholders' equity                                49,709       48,875
                                                                --------      -------
        Total liabilities and stockholders' equity              $101,930      $98,225
                                                                ========      =======

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                     Three Months Ended
                                                                     -------------------
                                                                      May 30,    May 31,
                                                                        1998       1997
                                                                      -------    -------
Net sales                                                             $79,937    $51,002
Cost of sales                                                          38,125     24,337
                                                                      -------    -------
        Gross profit                                                   41,812     26,665
Selling, general and administrative expenses                           40,390     23,374
                                                                      -------    -------
        Income from operations                                          1,422      3,291
Interest, net, and other                                                  247       (136)
                                                                      -------    -------
        Income before provision for income taxes                        1,175      3,427
Provision for income taxes                                                472      1,354
                                                                      -------    -------
        Net income                                                        703      2,073
                                                                      =======    =======
        Net income per share - Basic                                  $  0.07    $  0.20
                                                                      =======    =======
        Net income per share - Diluted                                $  0.07    $  0.20
                                                                      =======    =======

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Three Months Ended
                                                                     -------------------
                                                                      May 30,    May 31,
                                                                        1998       1997
                                                                      -------    -------
OPERATING ACTIVITIES:
Net income                                                            $  703     $ 2,073
Noncash items:
    Depreciation                                                        1,249        849
    Deferred income tax provision                                        (154)       201
Net change in current assets and liabilities:
    Receivables                                                        (1,085)       619
    Inventories                                                        (2,685)      (274)
    Prepaid expenses                                                      629       (783)
    Prepaid catalog costs                                                 296        719
    Accounts payable                                                   (6,563)    (3,556)
    Accrued liabilities                                                 1,705      2,521
    Income taxes payable                                                    -        564
Decrease in deferred catalog costs                                      1,571        469
                                                                      -------    -------
      Net cash (used in) provided by operating activities             $(4,334)   $ 3,402
                                                                      -------    -------

INVESTING ACTIVITIES:
     Purchase of short-term investments                               $     -    $(4,903)
     Purchase of property and equipment                                (3,639)    (2,709)
                                                                      -------    -------
      Net cash used in investing activities                           $(3,639)   $(7,612)
                                                                      -------    -------

FINANCING ACTIVITIES:
    Payments on capital leases                                        $     -    $   (42)
    Net advances under revolving line of credit                         7,883          -
    Proceeds from exercises of stock options                              131          -
                                                                      -------    -------
        Net cash provided by (used in) financing activities           $ 8,014    $   (42)
                                                                      -------    -------
        Net increase (decrease) in cash and
          cash equivalents                                                 41     (4,252)
            Cash and cash equivalents, beginning                          331      9,095
                                                                      -------    -------
        Cash and cash equivalents, ending                             $   372    $ 4,843
                                                                      =======    =======

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                            $   194    $     -
    Cash paid for income taxes                                              -          -


  The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Coldwater Creek Inc. (the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, which includes consolidated financial statements for the fiscal year ended February 28, 1998.

     References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February 28. References to three month periods refer to the thirteen weeks ended on the date indicated.

2.  RECLASSIFICATIONS

     Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period presentation.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase, are to be expensed. SOP 98-1 is effective for the Company's fiscal 1999 financial statements. Management does not expect this standard to have a significant impact on the Company's consolidated financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred and is effective for the Company's fiscal 1999 financial statements. Management does not expect this standard to have a significant impact on the Company's consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  EXECUTIVE LOAN PROGRAM

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

5.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The statement supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revises the computation and presentation of earnings per share. Basic earnings per share, which replaces primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required by the new standard, all previously reported amounts have been restated.

     The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted share (in thousands):

                                                                     Fiscal Quarters Ended
                                                                   --------------------------
                                                                      May 30,         May 31,
                                                                       1998            1997
                                                                   ------------      --------
    Net income                                                        $   703         $ 2,073
                                                                      =======         =======
    Average shares outstanding used to determine net income
        per basic common share                                         10,132          10,120
    Net effect of dilutive stock options based on the treasury
        stock method using average market price (1)                       500             281
                                                                      -------         -------
    Average shares used to determine net income per diluted
        common share                                                   10,632          10,401
                                                                      =======         =======

(1) Anti-dilutive stock options excluded from the above computations were 241,692 and 17,900 for the fiscal 1998 and 1997 quarters, respectively.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

6.  SUBSEQUENT EVENTS

     On June 12, 1998, the Company executed a definitive operating lease agreement with the Wood County Development Authority to establish a second distribution facility to be located in Parkersburg, West Virginia. The Company will recognize annual lease expense of approximately $2.3 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

     In connection with the execution of the above operating lease, First Security Bank, N.A. issued a $2.6 million irrevocable standby letter of credit on the Company's behalf to the Wood County Development Authority. This letter of credit, which is over and beyond the letter of credit sub-facility described below, reduces by $500,000 per annum and automatically terminates on June 29, 2003.

     On June 29, 1998, the Company executed a credit agreement with First Security Bank, N.A., a major Northwest commercial bank. The agreement provides for an unsecured revolving line of credit allowing the Company to borrow up to $47.4 million, less letter of credit amounts outstanding or unreimbursed under a $7.0 million sub-facility, at an interest rate, at the option of the Company, which is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must maintain certain specified minimum EBITDA, leverage and current ratios and places restrictions on asset sales, mergers, debt, dividends, investments, guarantees and other items. The new credit facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of July 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                               Three Months Ended
                                                            --------------------------
                                                            May 30,            May 31,
(as a percentage of net sales)                               1998               1997
                                                            --------           -------
Net sales                                                    100.0%             100.0%
Cost of sales                                                 47.7               47.7
                                                            ------              -----
    Gross profit                                              52.3               52.3
Selling, general and administrative expenses                  50.5               45.8
                                                            ------              -----
    Income from operations                                     1.8                6.5
Interest, net, and other                                       0.3               (0.2)
                                                            ------              -----
    Income before provision for income taxes                   1.5                6.7
Provision for income taxes                                     0.6                2.6
                                                            ------              -----
    Net income                                                 0.9%               4.1%
                                                            ======              =====


     Net sales increased by $28.9 million, or 56.7%, to $79.9 million for the fiscal quarter ended May 30, 1998 ("the fiscal 1998 quarter") from $51.0 million during the fiscal quarter ended May 31, 1997 ("the fiscal 1997 quarter"). The increase primarily is attributable to continuing increases in the circulation of and resulting order volume from the Company's Northcountry and Spirit of the West catalogs, and to a lesser extent, the Company's Milepost Four and Bed & Bath catalogs. Customer response to catalogs mailed achieved management's expectations, which incorporated downward volume revisions for Spirit of the West. The revised estimates established for Spirit of the West reflected modified response rate projections and increased circulation designed to clear excess stocks created by the previously reported softness in Sprit of the West response rates. Total catalog mailings were 50.2 million during the three months ended May 30, 1998 reflecting an increase of approximately 101.6% from the 24.9 million catalogs mailed during the comparable period in fiscal 1997.

     The investment made by the Company in increased catalog mailings resulted in the active customer file, comprised of customers who have made a purchase in the preceding twelve months, increasing to 1.7 million at May 30, 1998 from 1.6 million at February 28, 1998 and 1.3 million at May 31, 1997. The Company's proprietary mailing list increased to 5.9 million names at May 30, 1998 from 5.4 million names at February 28, 1998 and 3.7 million names at May 31, 1997.

     Gross profit increased $15.1 million, or 56.8%, to $41.8 million during the fiscal 1998 quarter from $26.7 million during the fiscal 1997 quarter.
Expressed as a percentage of net sales, the Company's gross profit was 52.3% for the first quarters of fiscal 1998 and 1997.

     Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $17.0 million, or 72.8%, to $40.4 million during the fiscal 1998 quarter from $23.4 million in the fiscal 1997 quarter. Selling, general and administrative expenses increased as a percentage of net sales to 50.5% for the fiscal 1998 quarter compared to 45.8% for the fiscal 1997 quarter. The increase in selling, general and administrative expenses primarily is attributable to circulation costs incurred in connection with increased catalog mailings, particularly the additional Spirit of the West mailings referenced above. To a lesser extent, continuing infrastructure investments made to support the Company's anticipated growth also

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

contributed to the increase in selling, general and administrative expenses.
The growth in selling, general and administrative expenses as a percentage of net sales primarily reflects the increase in catalog circulation associated with the overall Spirit of the West performance, partially offset by the continued overall leveraging of infrastructure costs.

     As a result of the foregoing, operating income decreased by $1.9 million, or 56.8%, to $1.4 million for the fiscal 1998 quarter from $3.3 million for the fiscal 1997 quarter. Expressed as a percentage of net sales, operating income was 1.8% for the fiscal 1998 quarter, versus 6.5% in the fiscal 1997 quarter.

     The Company realized net income of $0.7 million for the fiscal 1998 quarter versus net income of $2.1 million for the fiscal 1997 quarter. After restating the fiscal 1997 quarter for the required implementation of Statement of Financial Accounting Standard No. 128 "Earnings Per Share", this equates to net income per basic and diluted share of $0.07 for the fiscal 1998 quarter, versus net income per basic and diluted share of $0.20 for the fiscal 1997 quarter.


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

     During the three months ended May 30, 1998, operating activities consumed $4.3 million while financing activities provided $8.0 million. In contrast, during the three months ended May 31, 1997, operating activities provided $3.4 million while financing activities consumed a nominal amount. The current period primarily reflects the Company's lower net income and its partial financing of accounts payable, and to a lesser extent, receivables and inventory with advances from its revolving line of credit. As a consequence, the Company had $18.1 million outstanding under its revolving lines of credit at May 30, 1998 compared to $10.3 million outstanding at February 28, 1998. No amounts were outstanding at May 31, 1997 as the Company continued to have net proceeds from its January 1997 initial public offering of common stock available to fund working capital needs.

     On June 29, 1998, the Company executed a credit agreement with First Security Bank, N.A., a major Northwest commercial bank. The agreement provides for an unsecured revolving line of credit allowing the Company to borrow up to $47.4 million, less letter of credit amounts outstanding or unreimbursed under a $7.0 million sub-facility, at an interest rate, at the option of the Company, which is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must maintain certain specified minimum EBITDA, leverage and current ratios and places restrictions on asset sales, mergers, debt, dividends, investments, guarantees and other items. The new credit facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In connection with the execution of the Parkersburg Distribution Center operating lease discussed below, First Security Bank, N.A. issued a $2.6 million irrevocable standby letter of credit on the Company's behalf to the Wood County Development Authority. This letter of credit, which is over and beyond the letter of credit sub-facility described above, reduces by $500,000 per annum and automatically terminates on June 29, 2003.

     Investing activities used $3.6 million during the three months ended May 30, 1998, versus $7.6 million during the three months ended May 31, 1997. The above amounts include purchases of property and equipment totaling $3.6 million and $2.7 million during the respective fiscal 1998 and 1997 quarters. The current period primarily reflects material handling and information systems for the second distribution center discussed below, and to a lesser degree, hardware and software upgrades to the Company's corporate systems and leasehold improvements to outlet stores. The Company also invested $4.9 million of the net initial public offering proceeds in short-term investments during the fiscal 1997 quarter.

     The Company's fulfillment center in Sandpoint, Idaho is currently operating near capacity. Additionally, a majority of the Company's net revenues are generated from customers residing in the eastern United States. As a result, the Company currently realizes certain operating inefficiencies and incremental shipping costs in fulfilling the majority of its customer orders. Therefore, the Company executed a definitive operating lease agreement on June 12, 1998 with the Wood County Development Authority to establish its planned second distribution facility in Parkersburg, West Virginia. The new distribution center will approximate 590,000 square feet and be situated on approximately 60 acres. It is anticipated that the new fulfillment center will commence operations in the Summer of 1999. The Company will recognize annual lease expense of approximately $2.3 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions. The nature, cost and manner of financing the required machinery and equipment components are continuing to be evaluated by management.

     In exchange for the Company's willingness to explore the possibility of establishing a long-term presence, the State of West Virginia agreed to provide the Company with, at a nominal annual lease cost, a temporary 120,000 square foot facility in the Parkersburg area from which the Company can conduct fulfillment operations until the long-term facility is constructed and available. Construction of the temporary facility recently has been completed and the Company is actively proceeding with the installation of the related material handling and information systems, the substantial majority of which will be subsequently transferred to the long-term distribution center when completed. Fulfillment operations in the temporary facility are scheduled to begin in July, 1998.

     The Company is proceeding with the establishment of a planned third customer service call center in Parkersburg, West Virginia by the Fall of 1998. The Company recently executed an operating lease for approximately 20,000 square feet of existing office space in Parkersburg for two years at an estimated initial annual lease cost of $300,000. The cost of the required telecommunications equipment and furnishings are not expected to be material. The Company will consider building a long-term facility for its customer service call center on the same site as the fulfillment center. The completion and availability of any long-term facility would be planned to coincide with the expiration of the above office space lease.

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

     As an integral part of management's planned strategy for efficiently liquidating merchandise overstocks, the Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., opened an outlet store in Seaside, Oregon in April of 1997. As a continuation of this strategy, the Company's subsidiary subsequently opened additional outlet stores in Lee, Massachusetts; Kittery, Maine; Birch Run, Michigan; Bend, Oregon; and Pasco, Washington. The subsidiary's management currently plans to open approximately four additional outlet stores throughout the United States during the remainder of fiscal 1998. It is contemplated that each such store would be leased with the initial cash investment per store being limited to approximately $50,000 to $100,000 in leasehold improvements.

     The Company believes that cash flow from operations and borrowing capacity under its credit facilities will be sufficient to support operations and future growth for the foreseeable future. Thereafter, the Company may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial position, results of operations and cash flows.


OTHER MATTERS

Year 2000 Compliance

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


OTHER MATTERS (CONTINUED)

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

Recently Issued Accounting Standards Not Yet Adopted

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phases, are to be expensed. SOP 98-1 is effective for financial statements of fiscal years beginning after December 15, 1998. Management does not expect this standard to have a significant impact on the Company'' consolidated financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred and is effective for financial statements of fiscal years beginning after December 15, 1998. Management does not expect this standard to have a significant impact on the Company'' consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings presently pending to which Coldwater Creek Inc. or its subsidiary is a party or of which any of their properties are the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The net proceeds from the offering were used as follows: (i) $18,429,000 in earning distributions to the S-corporation shareholders, (ii) $7,645,000 to repay outstanding indebtedness, $5,067,000 in short-term money market investments and (iv) $7,645,000 as general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Coldwater Creek Inc. (the Company) was held on July 11, 1998. At such meeting, the following proposals were voted upon and approved:

     1.   Proposal No.1: To elect to the Board one director.

                                   For        Withhold
                                   ---        --------
          Michelle Collins      7,602,668        0

     2. Proposal No.2: Approve a series of amendments to the Company's 1996 Stock Option/Stock Issuance Plan ("1996 Plan"), including a 350,000-share increase in the number of Common Stock authorized for issuance under the 1996 Plan.

                          For         Against      Abstain
                          ---         -------      -------
                       7,345,847      256,621        200

     3. Proposal No.3: Ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending February 27, 1999.

                          For         Against      Abstain
                          ---         -------      -------
                       7,602,688         0           0

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------
 3.1   * Amended and Restate Certificate of Incorporation
 3.2   * Bylaws
 4.1   * Specimen of Stock Certificate
10.1.1 * Form of Indemnity Agreement between the Registrant and each of its Directors
10.1.2 * Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence
10.1.3 * Lease to Coeur d'Alene Call Facility
10.1.4 * Lease to Cedar Street Bridge Store
10.1.5 * Lease to Jackson Hole Retail Store
10.1.6 * Loan Agreement dated September 9, 1996 between the Company and U.S. Bank of Idaho, formerly West One Bank, Idaho
10.1.7 * Credit Agreement with MBNA America
10.1.8 * Seaside Lease Agreement
10.2   * 1996 Stock Option/Stock Issuance Plan
10.2.1 * Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan
10.2.2 * 1997 Employee Stock Purchase Plan
10.2.3 * Form of Executive Loan Agreement
10.3     Parkersburg Distribution Center Operating Lease
10.4     Credit Agreement with First Security Bank, N.A.
24.1   * Power of Attorney (included on the signature page to S-1)
27.1     Financial Data Schedule

 * Previously filed

There were no reports filed on Form 8-K during the three months ended May 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 14th day of July 1998.

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


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE                                     TITLE                            DATE
              ---------                                     -----                            ----
           *  Dennis Pence                President, Chief Executive Officer, Vice       July 14, 1998
--------------------------------------    Chairman of the Board of Directors, and
              Dennis Pence                Director

            *  Ann Pence                  Chairman of the Board of Directors, Creative   July 14, 1998
--------------------------------------    Director and Director
               Ann Pence

        *  Donald Robson                  Chief Financial Officer, Vice President of     July 14, 1998
--------------------------------------    Finance and Administration, Treasurer and
           Donald Robson                  Secretary (Principal Financial and
                                          Accounting Officer)

         *  Robert H. McCall              Director                                       July 14, 1998
--------------------------------------
            Robert H. McCall

            *  Curt Hecker                Director                                       July 14, 1998
--------------------------------------
               Curt Hecker

         *  Michelle Collins              Director                                       July 14, 1998
--------------------------------------
            Michelle Collins

*By:       /s/ Donald Robson              Director                                       July 14, 1998
     ---------------------------------
               Donald Robson
            (Attorney-in-fact)

                                 EXHIBIT INDEX

 3.1   * Amended and Restate Certificate of Incorporation
 3.2   * Bylaws
 4.1   * Specimen of Stock Certificate
10.1.1 * Form of Indemnity Agreement between the Registrant and each of its Directors
10.1.2 * Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence
10.1.3 * Lease to Coeur d'Alene Call Facility
10.1.4 * Lease to Cedar Street Bridge Store
10.1.5 * Lease to Jackson Hole Retail Store
10.1.6 * Loan Agreement dated September 9, 1996 between the Company and U.S. Bank of Idaho, formerly West One Bank, Idaho
10.1.7 * Credit Agreement with MBNA America
10.1.8 * Seaside Lease Agreement
10.2   * 1996 Stock Option/Stock Issuance Plan
10.2.1 * Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan
10.2.2 * 1997 Employee Stock Purchase Plan
10.2.3 * Form of Executive Loan Agreement
10.3     Parkersburg Distribution Center Operating Lease
10.4     Credit Agreement with First Security Bank, N.A.
24.1   * Power of Attorney (included on the signature page to S-1)
27.1     Financial Data Schedule

 * Previously filed