Form 10-Q
period 1998-08-29
COLDWATER CREEK INC
filed 1998-10-13
CIK 1018005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED AUGUST 29, 1998

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

            YES     X                             NO ____
                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                     Shares outstanding as of August 29, 1998
----------------------------------     ----------------------------------------

  Common Stock ($.01 par value)                       10,183,117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INDEX TO FORM 10-Q

                                                                                                           Page
                                                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at August 29, 1998 and February 28, 1998........................................ 4

Consolidated Statements of Operations for the three and six month periods ended
 August 29, 1998 and August 30, 1997........................................................................ 5

Consolidated Statements of Cash Flows for the six month periods ended
 August 29, 1998 and August 30, 1997........................................................................ 6

Notes to Consolidated Financial Statements.................................................................. 7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................18



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................19

Item 2.  Changes in Securities and Use of Proceeds..........................................................19

Item 3.  Defaults Upon Senior Securities....................................................................19

Item 4.  Submission of Matters to a Vote of Security Holders................................................19

Item 5.  Other Information..................................................................................19

Item 6.  Exhibits and Reports on Form 8-K...................................................................19


  This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors" and elsewhere in this report.

PART I.     FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                     August 29,               February 28,
                                                                        1998                      1998
                                                                     ----------               ------------
                                        ASSETS
                                        ------

CURRENT ASSETS:
    Cash and cash equivalents                                         $     79                 $   331
    Receivables                                                          5,274                   4,019
    Inventories                                                         56,461                  53,051
    Prepaid expenses                                                       767                   2,729
    Prepaid catalog costs                                                3,979                   2,794
                                                                      --------                 -------

        Total current assets                                            66,560                  62,924

Deferred catalog costs                                                   6,359                   7,020
Property and equipment, net of accumulated depreciation                 30,369                  26,661
Executive loans                                                          1,620                   1,620
                                                                      --------                 -------

        Total assets                                                  $104,908                 $98,225
                                                                      ========                 =======


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                          $ 21,156                 $10,264
    Accounts payable                                                    21,507                  27,275
    Accrued liabilities                                                 10,866                  10,517
    Deferred income taxes                                                  254                     919
                                                                      --------                 -------

        Total current liabilities                                       53,783                  48,975

Deferred income taxes                                                      451                     375
                                                                      --------                 -------

        Total liabilities                                               54,234                  49,350
                                                                      --------                 -------

Commitments and contingencies


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                 -                       -
    Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,183,117 and 10,120,118 issued and
     outstanding, respectively                                             102                     101
    Additional paid-in capital                                          39,287                  38,748
    Retained earnings                                                   11,285                  10,026
                                                                      --------                 -------

        Total stockholders' equity                                      50,674                  48,875
                                                                      --------                 -------

        Total liabilities and stockholders' equity                    $104,908                 $98,225
                                                                      ========                 =======

   The accompanying notes are an integal part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                        Three Months Ended                           Six Months Ended
                                                   ---------------------------------          -------------------------------
                                                    August 29,           August 30,            August 29,         August 30,
                                                      1998                 1997                  1998               1997
                                                   ------------         ------------          -----------       -------------
Net sales                                              $60,952              $36,389             $140,889             $87,391

Cost of sales                                           30,968               18,152               69,093              42,489
                                                   ------------         ------------          -----------       -------------

        Gross profit                                    29,984               18,237               71,796              44,902

Selling, general and administrative expenses            28,776               17,495               69,166              40,869
                                                   ------------         ------------          -----------       -------------

        Income from operations                           1,208                  742                2,630               4,033

Interest, net, and other                                   278                  (57)                 525                (193)
                                                   ------------         ------------          -----------       -------------

        Income before provision for income taxes           930                  799                2,105               4,226

Provision for income taxes                                 374                  384                  846               1,738
                                                   ------------         ------------          -----------       -------------

        Net income                                     $   556              $   415             $  1,259             $ 2,488
                                                   ============         ============          ===========       =============

        Net income per share - Basic                   $  0.05              $  0.04             $   0.12             $  0.25
                                                   ============         ============          ===========       =============

        Net income per share - Diluted                 $  0.05              $  0.04             $   0.12             $  0.24
                                                   ============         ============          ===========       =============




  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                     Six Months Ended
                                                           -----------------------------------
                                                           August 29,               August 30,
                                                              1998                     1997
                                                           ----------               ----------
OPERATING ACTIVITIES:
Net income                                                  $ 1,259                  $ 2,488
                                                            -------                  -------
Noncash items:
    Depreciation                                              2,549                    1,758
    Deferred income tax provision                              (589)                     269
Net change in current assets and liabilities:
    Receivables                                              (1,255)                  (1,948)
    Inventories                                              (3,410)                  (9,993)
    Prepaid expenses                                          1,962                   (1,127)
    Prepaid catalog costs                                    (1,185)                     575
    Accounts payable                                         (5,768)                   3,087
    Accrued liabilities                                         349                    1,874
    Income taxes payable                                          -                       41
Decrease (increase) in deferred catalog costs                   661                   (3,380)
                                                            -------                  -------

      Net cash used in operating activities                 $(5,427)                 $(6,356)
                                                            -------                  -------

INVESTING ACTIVITIES:
   Purchase of short-term investments                       $     -                  $(5,105)
   Sale of short-term investments                                 -                    5,105
   Purchase of property and equipment                        (6,257)                  (4,728)
   Loans to executives                                            -                   (1,286)
                                                            -------                  -------

      Net cash used in investing activities                 $(6,257)                 $(6,014)
                                                            -------                  -------

FINANCING ACTIVITIES:
    Net advances under revolving line of credit             $10,892                  $ 3,275
    Proceeds from exercises of stock options                    540                        -
                                                            -------                  -------

      Net cash provided by financing activities             $11,432                  $ 3,275
                                                            -------                  -------


         Net decrease in cash and cash equivalents             (252)                  (9,095)
         Cash and cash equivalents, beginning                   331                    9,095
                                                            -------                  -------

      Cash and cash equivalents, ending                     $    79                  $     -
                                                            =======                  =======


SUPPLEMENTAL CASH FLOW DATA:
---------------------------
    Cash paid for interest                                  $   394                  $    43
    Cash paid for income taxes                                  522                    1,354

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

    References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February 28. References to three and six month periods refer to the respective thirteen and twenty-six weeks ended on the date indicated.


2.  RECLASSIFICATIONS

    Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period presentation.


3.  RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase are to be expensed. SOP 98-1 is effective for the Company's fiscal 1999 financial statements. Management does not expect this standard to have a significant impact on the Company's consolidated financial statements.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement is effective for the Company's fiscal 2000 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not expect this standard to have a significant impact on the Company's consolidated financial statements.

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

    The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted share (in thousands):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         -------------------------------------------------------
                                                            August 29,   AUGUST 30,      August 29,   August 30,
                                                               1998         1997            1998         1997
                                                         -------------------------------------------------------
                                                         -------------------------------------------------------
    Net income                                                 $   556      $   415         $ 1,259      $ 2,488
                                                         =======================================================

    Average shares outstanding used to
     determine net income per basic common share                10,169       10,120          10,150       10,120

    Net effect of dilutive stock options based on the
     treasury stock method using average market price(1)           386          479             427          400
                                                         -------------------------------------------------------

    Average shares used to determine net income
     per diluted common share                                   10,555       10,599          10,577       10,520
                                                         =======================================================

(1) Anti-dilutive stock options excluded from the above computations for the three months ended August 29, 1998 and August 30, 1997 were 390,008 and 46,816, respectively. Anti-dilutive stock options excluded from the above computations for the six months ended August 29, 1998 and August 30, 1997 were 387,008 and 44,316, respectively.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


6.  PARKERSBURG EXPANSION AND NEW BANK CREDIT FACILITY

    In order to alleviate certain capacity constraints which were being experienced at the Company's distribution center in Sandpoint, Idaho and to reduce certain costs incurred in shipping merchandise orders to the majority of the Company's customers which are located in the eastern United States, the Company executed a definitive operating lease agreement with the Wood County Development Authority on June 12, 1998 to establish a distribution center in Parkersburg, West Virginia. The Company will recognize annual lease expense of approximately $2.3 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

    On June 29, 1998, the Company executed a credit agreement with First Security Bank, N.A., a major Northwest commercial bank. The agreement provides for an unsecured revolving line of credit under which the Company may borrow up to $47.4 million, less letter of credit amounts outstanding or unreimbursed under a $7.0 million sub-facility, at an interest rate, at the option of the Company, which is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of July 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect the Company's business.
The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

GENERAL
-------

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

    In analyzing the Company's financial position, results of operations and cash flows, it should be noted that the Company has experienced, and will continue to experience, seasonal fluctuations in its sales and operating results as is typical for many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. Management believes that this seasonality will continue in the future although to a lesser degree as a result of the increased representation of apparel within the Company's overall merchandise mix.

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

    It should further be noted that the Company's revenues and results of operations have fluctuated, and are likely to continue to fluctuate, on a quarterly basis as a result of a number of other factors including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in the Company's merchandise mix. The Company does not believe its historical results of operations will necessarily be indicative of future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
---------------------

    The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                             ---------------------------            -----------------------------
                                             AUGUST 29,       AUGUST 30,            AUGUST 29,         AUGUST 30,
(AS A PERCENTAGE OF NET SALES)                  1998             1997                  1998               1997
                                             ----------       ----------            ----------         ----------
NET SALES                                         100.0%           100.0%                100.0%             100.0%
COST OF SALES                                      50.8             49.9                  49.0               48.6
                                             ----------       ----------            ----------         ----------
  GROSS PROFIT                                     49.2             50.1                  51.0               51.4
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           47.2             48.1                  49.1               46.8
                                             ----------       ----------            ----------         ----------
  INCOME FROM OPERATIONS                            2.0              2.0                   1.9                4.6
INTEREST, NET, AND OTHER                            0.5             (0.2)                  0.4               (0.2)
                                             ----------       ----------            ----------         ----------
  INCOME BEFORE PROVISION FOR
   INCOME TAXES                                     1.5              2.2                   1.5                4.8
PROVISION FOR INCOME TAXES                          0.6              1.1                   0.6                2.0
                                             ----------       ----------            ----------         ----------
  NET INCOME                                        0.9%             1.1%                  0.9%               2.8%
                                             ==========       ==========            ==========         ==========

    Net sales increased by $24.6 million, or 67.5%, to $61.0 million for the fiscal quarter ended August 29, 1998 ("the fiscal 1998 quarter") from $36.4 million during the fiscal quarter ended August 30, 1997 ("the fiscal 1997 quarter"). Net sales for the six months ended August 29, 1998 ("the first half of fiscal 1998") increased by $53.5 million, or 61.2%, to $140.9 million compared to net sales of $87.4 million for the six months ended August 30, 1997 ("the first half of fiscal 1997"). The Company believes these increases primarily are attributable to continuing increases in the circulation of and resulting order volume from the Company's Northcountry and Spirit of the West catalogs, and to a lesser extent, the Company's Bed & Bath and Milepost Four catalogs. Total catalog mailings were 26.9 million during the fiscal 1998 quarter reflecting an increase of approximately 56.4% from the 17.2 million catalogs mailed during the fiscal 1997 quarter. Total catalog mailings were
77.1 million during the first half of fiscal 1998, an increase of 83.1% over the 42.1 million catalogs mailed during the first half of fiscal 1997.

    The investment made by the Company in increased catalog mailings resulted in the active customer file, comprised of customers who have made a purchase in the preceding twelve months, increasing to 1.9 million customers at August 29, 1998 compared to 1.6 million customers at February 28, 1998 and 1.4 million customers at August 30, 1997. The Company's proprietary mailing list increased to 6.3 million names at August 29, 1998 compared to 5.4 million names at February 28, 1998 and 4.3 million names at August 30, 1997.

    Gross profit increased $11.7 million, or 64.4%, to $30.0 million during the fiscal 1998 quarter from $18.2 million during the fiscal 1997 quarter. For the first half of fiscal 1998, gross profit increased $26.9 million, or 59.9%, to $71.8 million from $44.9 million during the first half of fiscal 1997.
Expressed as a percentage of net sales, the Company's gross profit was 49.2% and 51.0%, respectively, for the three and six months ended August 29, 1998 compared to 50.1% and 51.4% for the respective fiscal 1997 periods. The Company believes these decreases in gross profit percentages primarily are the consequence of the reduced margins realized on clearance sales of the excess inventory which arose from the previously communicated first quarter softness in customer response rates to Spirit of the West offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

    The Company's overall merchandise inventory level was $56.5 million at August 29, 1998 compared to $55.7 million at May 30, 1998 and $53.1 million at February 28, 1998. The current inventory level reflects management's planned moderation of overall inventory growth during the second fiscal quarter following planned increases in the overall inventory level during preceding fiscal quarters aimed at improving initial fill rates. Management believes the resulting improvement realized in initial fill rates contributed significantly to improved customer service and the continued high rate of sales growth outlined above.

    Selling, general and administrative expenses primarily consist of marketing, distribution and general and administrative expenses. Marketing expenses primarily consist of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $11.3 million, or 64.5%, to $28.8 million during the fiscal 1998 quarter from $17.5 million in the fiscal 1997 quarter. Selling, general and administrative expenses increased by $28.3 million, or 69.2%, to $69.2 million during the first half of fiscal 1998 from $40.9 million during the first half of fiscal 1997. The Company believes these increases in selling, general and administrative expenses primarily are attributable to circulation costs incurred in connection with increased catalog mailings, and to a lesser extent, continuing infrastructure investments made to support the Company's anticipated growth. Returning to the historical trend experienced by the Company prior to the first quarter of fiscal 1998, selling, general and administrative expenses decreased as a percentage of net sales to 47.2% for the second quarter of fiscal 1998 compared to 48.1% for the second quarter of fiscal 1997. The Company believes that this percentage decrease is primarily attributable to its continued leveraging of the non-marketing cost components within selling, general and administrative expenses. Selling, general and administrative expenses for the first half of 1998 were 49.1% compared to 46.8% for the first half of fiscal 1997, primarily as a result of the incremental circulation costs incurred in the first quarter of fiscal 1998 to clear excess Spirit of the West inventory.

    As a result of the foregoing, operating income increased by $0.5 million, or 62.8%, to $1.2 million for the fiscal 1998 quarter from $0.7 million for the fiscal 1997 quarter. For the six months ended August 29, 1998, operating income decreased by $1.4 million, or 34.8%, to $2.6 million compared to $4.0 million for the six months ended August 30, 1997. Expressed as a percentage of net sales, operating income was 2.0% and 1.9%, respectively, for the three and six months ended August 29, 1998 versus 2.0% and 4.6% for the corresponding fiscal 1997 periods.

    The Company realized net income of $0.6 million for the fiscal 1998 quarter versus net income of $0.4 million for the fiscal 1997 quarter, representing an increase of 50% . After restating the fiscal 1997 quarter for the required implementation of Financial Accounting Standard No. 128 "Earnings Per Share," this equates to net income per basic and diluted share of $0.05 for the fiscal 1998 quarter versus net income per basic and diluted share of $0.04 for the fiscal 1997 quarter. For the first half of fiscal 1998, the Company realized net income of $1.3 million compared to net income of $2.5 million for the first half of fiscal 1997. This equates to net income per basic and diluted share of $0.12 for the first half of fiscal 1998 versus net income per basic and diluted share of $0.25 and $0.24, respectively, for the first half of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Coldwater Creek Inc. has historically funded its growth through a combination of funds generated from operations and short-term bank credit facilities. Working capital requirements generally precede the realization of sales. The Company draws on its working capital lines to produce catalogs and increase inventory levels in anticipation of future sales realization. In addition, the Company regularly relies on standard trade credit arrangements in purchasing inventory and services. These arrangements typically require the net amount due to be paid within sixty days of receipt.

    During the six months ended August 29, 1998, operating activities consumed $5.4 million while financing activities provided $11.4 million. This compares to the six months ended August 30, 1997 when operating activities consumed $6.4 million and financing activities provided $3.3 million. The current period primarily reflects the Company's lower net income and increased servicing of accounts payable partially offset by decreased inventory purchases. To a lesser extent, decreases in various prepaid expenses provided operating cash compared to their utilization of cash in the comparative period. The Company's then existing revolving line of credit financed the Company's operating cash needs during both periods. As a consequence, the Company had $21.2 million outstanding under its revolving lines of credit at August 29, 1998 compared to $10.3 million and $3.3 million outstanding at February 28, 1998 and August 30, 1997, respectively.

    On June 29, 1998, the Company executed a credit agreement with First Security Bank, N.A., a major Northwest commercial bank. The agreement provides for an unsecured revolving line of credit allowing the Company to borrow up to $47.4 million, less letter of credit amounts outstanding or unreimbursed under a $7.0 million sub-facility, at an interest rate, at the option of the Company, which is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of July 31, 2001.

    In connection with the execution of the Parkersburg Distribution Center operating lease discussed below, First Security Bank, N.A. issued a $2.6 million irrevocable standby letter of credit on the Company's behalf to the Wood County Development Authority. This letter of credit, which is in addition to the letter of credit sub-facility described above, reduces by $500,000 per annum and automatically terminates on June 29, 2003.

    Investing activities used $6.3 million during the six months ended August 29, 1998 versus $6.0 million during the six months ended August 30, 1997. These amounts include purchases of property and equipment totaling $6.3 million and $4.7 million during the respective fiscal 1998 and 1997 periods. The current period primarily reflects the cost of material handling and information systems for the temporary and permanent distribution centers discussed below, and to a lesser degree, hardware and software upgrades to the Company's corporate systems and leasehold improvements to outlet stores. During the balance of fiscal 1998, the Company plans to make between $6.0 million and $8.0 million in additional capital expenditures to support its anticipated continued growth. These capital expenditures primarily will be for distribution center equipment and technology and are expected to be funded from the Company's existing bank credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

    In order to alleviate certain capacity constraints which were being experienced at the Company's distribution center in Sandpoint, Idaho and to reduce the costs incurred in shipping certain merchandise orders to the majority of the Company's customers which are located in the eastern United States, the Company executed a definitive operating lease agreement with the Wood County Development Authority on June 12, 1998 to establish a planned second distribution facility in Parkersburg, West Virginia. The new distribution center will approximate 590,000 square feet and be situated on approximately 60 acres. The Company will recognize annual lease expense of approximately $2.3 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

    In exchange for the Company's willingness to explore the possibility of establishing a long-term presence, the State of West Virginia agreed to construct and make available to the Company, at a nominal annual lease cost, a temporary 120,000 square foot facility in the Parkersburg area from which the Company conducts, and will continue to conduct, certain order fulfillment operations until the permanent facility is constructed and available. Construction of the temporary facility was completed in May 1998 and the Company commenced certain order fulfillment operations in July 1998. Construction by the Wood County Development Authority of the permanent distribution center is proceeding on schedule with order fulfillment operations targeted to commence during the Summer of 1999.

    The Company recently leased 20,000 square feet of existing office space for two years in Parkersburg, West Virginia and established a planned third customer service call center. The cost of the required telecommunications equipment and furnishings are not expected to be material. The Company will consider building a permanent facility for its Parkersburg call center on the same site as the permanent distribution center. The completion and availability of any permanent facility would be planned to coincide with the expiration of the above office space lease.

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

    As an integral part of management's planned strategy for efficiently liquidating merchandise overstocks, the Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., opened an outlet store in Seaside, Oregon in April of 1997. As a continuation of this strategy, the Company's subsidiary has subsequently opened seven additional outlet stores in the United States. The subsidiary's management currently plans to open approximately five additional outlet stores in the United States during the remainder of fiscal 1998. It is contemplated that each such store would be leased with the initial cash investment per store being limited to approximately $50,000 to $100,000 in leasehold improvements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS
-------------

Year 2000 Compliance
--------------------

    Coldwater Creek Inc. remains engaged in an enterprise-wide Year 2000 project. A project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail is guiding the team in its efforts.

    The Company does not sell any products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company is evaluating key vendor preparedness, as well as its own, by conducting interviews, obtaining compliance representation letters, and when deemed necessary, conducting comprehensive tests. Such vendors include, in addition to significant merchandise vendors, providers of hardware and software computing products, telecommunication systems and components, facilities and related systems, and office equipment.

    Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications. Year 2000 compliance inquiry letters have been sent to all major vendors and the responses received to date are currently being evaluated. Project team members have conducted site visits to the Company's two major telecommunications vendors and its major computer hardware vendor for detailed briefings on Year 2000 preparedness. Additional and follow-up site visits will be conducted as deemed necessary. Year 2000 compliance provisions have also been added to all significant contracts and purchase orders.

    The project team's initial review of the Company's systems identified two application systems and two system software components which are not Year 2000 compliant. The first application system which is an interface to the Company's accounting system will be upgraded by the vendor to be Year 2000 compliant no later than March 1999 at no cost to the Company. The second application system which is a payroll system will either be upgraded or replaced at an immaterial cost to the Company no later than June 1999. The identified system software components were already scheduled to be upgraded during 1999 and represent an immaterial cost to the Company.

    The internal testing of all other applications systems for Year 2000 compliance is continuing with the majority of the testing being conducted in conjunction with regularly scheduled upgrades. The Year 2000 compliance shortcomings detected to date in these systems have been minor in nature and readily corrected. As a result, the incremental cost incurred to date in testing and modifying these systems for Year 2000 compliance has been immaterial.

    The Company's Year 2000 compliance program also includes the testing of all major systems containing embedded technologies. The Year 2000 compliance shortcomings detected to date in these systems have generally involved telecommunications components and been minor in nature. The correcting upgrades are scheduled for implementation during the first calendar quarter of 1999 at an immaterial cost to the Company.

The Company expects to complete its Year 2000 compliance evaluation program, including the development of contingency plans to manage all identified areas of high risk, by June 1999. At this time, the Company continues to believe that the balance of the costs to be incurred in connection with its Year 2000 compliance program will be immaterial to the Company's financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS (CONTINUED)
-------------------------

Recently Issued Accounting Standards Not Yet Adopted
----------------------------------------------------

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase are to be expensed. SOP 98-1 is effective for the Company's fiscal 1999 financial statements. Management does not expect this standard to have a significant impact on the Company's consolidated financial statements.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement is effective for the Company's fiscal 2000 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not expect this standard to have a significant impact on the Company's consolidated financial statements.


RISK FACTORS
------------

Reliance on Catalog Operations
------------------------------

    The Company's success depends on the success of its catalog operations, the success of which depends significantly on the efficient targeting of mailings and a high volume of prospect mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, the Company is not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If, for any reason, the Company were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, the Company's financial position, results of operations and cash flows would be adversely affected. Further, the Company has historically experienced fluctuations in the response rates to its catalog mailings. For example, in the first fiscal quarter of 1998, the Company experienced softness in customer response rates to Spirit of the West. Any inability of the Company to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins, which would have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Risk Factors (continued)
------------------------

Risks Associated With Growth Strategy
-------------------------------------

    The Company's growth strategy primarily includes increasing catalog circulation, expanding the Company's customer base through aggressive prospect mailings, introducing expanded catalog and merchandise offerings, publishing new catalog titles and increasing the use of other marketing channels, such as retail stores and the Internet. The Company's growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates. The failure of the Company to successfully implement any or all of its growth strategies would have a material adverse effect on the Company's financial position, results of operations and cash flows.

Quarterly and Seasonal Fluctuations
-----------------------------------

    The Company's revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in the Company's merchandise mix. If revenues are below expectations in any given period, the adverse impact of such a shortfall may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Management of Expanding Operations
----------------------------------

    The Company's growth has resulted in an increased demand on the Company's managerial, operational and administrative resources. The Company recently has invested significant resources in its distribution facilities, management information systems and telephone infrastructure. However, in order to manage currently anticipated levels of future demand, the Company will be required to continue, among other things, to improve and integrate its management information systems and controls, including inventory management, and attract and retain qualified personnel, including middle management. In particular, the Company is in the process of expanding its distribution capabilities. There can be no assurance that any upgrades, improvements and expansions in the Company's information or telephone systems or its current expansion of its distribution facilities and operations will increase the productivity or efficiency of the Company's operations or that the same will be adequate to meet the present or future needs of the Company. Continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources and the Company may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient quantities of certain merchandise from its vendors, problems in upgrading its management information systems and delays in merchandise shipments. The inability of the Company to respond to and manage these changing business conditions could have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Risk Factors (continued)
------------------------

Competition
-----------

    The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. There can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's financial position, results of operations and cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    There are no material legal proceedings presently pending to which Coldwater Creek Inc. or its subsidiary is a party or of which any of their properties are the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of Coldwater Creek Inc. (the Company) was held on July 11, 1998. At such meeting, the following proposals were voted upon and approved:

       1.   Proposal No.1: To elect to the Board one director.

                                        For          Withhold
                                     ---------       --------
               Michelle Collins      7,602,668          0

       2. Proposal No.2: Approve a series of amendments to the Company's 1996 Stock Option/Stock Issuance Plan ("1996 Plan"), including a 350,000-share increase in the number of Common Stock authorized for issuance under the 1996 Plan.

                                        For          Against       Abstain
                                     ---------       -------       -------
                                     7,345,847       256,621         200

       3. Proposal No.3: Ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending February 27, 1999.

                                        For          Against       Abstain
                                     ---------       -------       -------
                                     7,602,688          0             0

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------
 27.1    Financial Data Schedule for 6 months.

There were no reports filed on Form 8-K during the three months ended August 29, 1998.

SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of October 1998.



                                                 COLDWATER CREEK INC.


                                       By:       /s/Donald A. Robson
                                          --------------------------------
                                                    Donald A. Robson
                                                Chief Financial Officer,
                                               Vice-President of Finance
                                             and Administration, Treasurer
                                                      and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)