Form 10-Q
period 1998-11-28
COLDWATER CREEK INC
filed 1999-01-12
CIK 1018005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL QUARTER ENDED NOVEMBER 28, 1998

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

                 YES     X                             NO ____
                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                    Shares outstanding as of November 28, 1998
------------------------------    ----------------------------------------------

 Common Stock ($.01 par value)                   10,183,117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
                                                                                                       Page
Item 1.  Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at November 28, 1998 and February 28, 1998.................................. 4

Consolidated Statements of Operations for the three and nine month periods ended
November 28, 1998 and November 29, 1997................................................................. 5

Consolidated Statements of Cash Flows for the nine month periods ended
November 28, 1998 and November 29, 1997................................................................. 6

Notes to Consolidated Financial
Statements.............................................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................... 18

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................. 19

Item 2.  Changes in Securities and Use of Proceeds..................................................... 19

Item 3.  Defaults Upon Senior Securities............................................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders........................................... 19

Item 5.  Other Information............................................................................. 19

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 19

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             November 28,            February 28,
                                                                 1998                   1998
                                                             ------------            ------------
                                             ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $    543                $    331
    Receivables                                                  5,892                   4,019
    Inventories                                                 62,062                  53,051
    Prepaid expenses                                               978                   2,729
    Prepaid catalog costs                                          921                   2,794
                                                              --------                --------
        Total current assets                                    70,396                  62,924

Deferred catalog costs                                          13,681                   7,020
Property and equipment, net of accumulated depreciation         32,491                  26,661
Executive loans                                                  1,620                   1,620
                                                              --------                --------
        Total assets                                          $118,188                $ 98,225
                                                              ========                ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                  $ 15,086                $ 10,264
    Accounts payable                                            33,082                  27,275
    Accrued liabilities                                         11,169                  10,517
    Income taxes payable, current and deferred                   3,213                     919
                                                              --------                --------
        Total current liabilities                               62,550                  48,975

Deferred income taxes                                              451                     375
                                                              --------                --------
        Total liabilities                                       63,001                  49,350
                                                              --------                --------
Commitments and contingencies


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                        -                       -
    Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,183,117 and 10,120,118 issued and
     outstanding, respectively                                     102                     101
    Additional paid-in capital                                  39,287                  38,748
    Retained earnings                                           15,798                  10,026
                                                              --------                --------
        Total stockholders' equity                              55,187                  48,875
                                                              --------                --------
        Total liabilities and stockholders' equity            $118,188                $ 98,225
                                                              ========                ========

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Three Months Ended                    Nine Months Ended
                                                -------------------------------       -------------------------------
                                                November 28,       November 29,       November 28,       November 29,
                                                    1998               1997               1998               1997
                                                ------------       ------------       ------------       ------------
Net sales                                          $94,730            $77,242            $235,618           $164,633

Cost of sales                                       45,747             37,698             114,839             80,187
                                                   -------            -------            --------           --------
        Gross profit                                48,983             39,544             120,779             84,446

Selling, general and administrative expenses        41,094             32,397             110,260             73,266
                                                   -------            -------            --------           --------
        Income from operations                       7,889              7,147              10,519             11,180

Interest, net, and other                               343                 31                 868               (162)
                                                   -------            -------            --------           --------
        Income before provision for income taxes     7,546              7,116               9,651             11,342

Provision for income taxes                           3,033              2,776               3,879              4,514
                                                   -------            -------            --------           --------
        Net income                                 $ 4,513            $ 4,340            $  5,772           $  6,828
                                                   =======            =======            ========           ========
        Net income per share - Basic               $  0.44            $  0.43            $   0.57           $   0.67
                                                   =======            =======            ========           ========
        Net income per share - Diluted             $  0.43            $  0.41            $   0.55           $   0.65
                                                   =======            =======            ========           ========


  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        Nine Months Ended
                                                                ------------------------------------
                                                                November 28,            November 29,
                                                                    1998                    1997
                                                                ------------            ------------
OPERATING ACTIVITIES:
Net income                                                        $  5,772                $  6,828
                                                                  --------                --------
Noncash items:
    Depreciation                                                     4,054                   2,817
    Deferred income tax provision                                       76                     (10)
Net change in current assets and liabilities:
    Receivables                                                     (1,873)                 (5,011)
    Inventories                                                     (9,011)                (15,670)
    Prepaid expenses                                                 1,751                  (1,633)
    Prepaid catalog costs                                            1,873                     662
    Accounts payable                                                 5,807                  10,495
    Accrued liabilities                                                652                   4,064
    Income taxes payable                                             2,294                   (451)
Increase in deferred catalog costs                                  (6,661)                 (7,531)
                                                                   -------                --------
      Net cash provided by (used in) operating activities          $ 4,734                $ (5,440)
                                                                   -------                --------

 INVESTING ACTIVITIES:
    Purchase of short-term investments                             $     -                $ (5,106)
    Sale of short-term investments                                       -                   5,106
    Purchase of property and equipment                              (9,884)                 (7,310)
    Loans to executives                                                  -                  (1,286)
                                                                   -------                --------
      Net cash used in investing activities                        $(9,884)               $ (8,596)
                                                                   -------                --------
FINANCING ACTIVITIES:
    Net advances under revolving line of credit                    $ 4,822                $  4,975
    Proceeds from exercises of stock options                           540                       -
                                                                   -------                --------
      Net cash provided by financing activities                    $ 5,362                $  4,975
                                                                   -------                --------

         Net increase (decrease) in cash and cash equivalents          212                  (9,061)
         Cash and cash equivalents, beginning                          331                   9,095
                                                                   -------                --------
      Cash and cash equivalents, ending                            $   543                $     34
                                                                   =======                ========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                         $   742                $     74
    Cash paid for income taxes                                         595                   5,008

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

  References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February 28. References to three and nine month periods refer to the respective thirteen and thirty-nine weeks ended on the date indicated.

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

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED (CONTINUED)

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

  The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted share (in thousands):

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         ------------------------------------    -----------------------------------
                                                             NOVEMBER 28,      NOVEMBER 29,         NOVEMBER 28,      NOVEMBER 29,
                                                                 1998              1997                 1998              1997
                                                         ------------------------------------    -----------------------------------

                                                         ------------------------------------    -----------------------------------
Net income                                                      $ 4,513           $ 4,340              $ 5,772           $ 6,828
                                                         ====================================    ===================================

Average shares outstanding used to
 determine net income per basic common share                     10,183            10,120               10,161            10,120

Net effect of dilutive stock options based on the
 treasury stock method using average market price (1)               199               556                  379               466
                                                         ------------------------------------    -----------------------------------

Average shares used to determine net income
 per diluted common share                                        10,382            10,676               10,540            10,586
                                                         ====================================    ===================================

(1) Anti-dilutive stock options excluded from the above computations for the three months ended November 28, 1998 and November 29, 1997 were 757,861 and 82,276 respectively. Anti-dilutive stock options excluded from the above computations for the nine months ended November 28, 1998 and November 29, 1997 were 327,833 and 161,792, respectively.

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

  The Company recently announced that it is offering its Milepost Four men's catalog for sale so that the underlying resources can be redirected at more fully meeting the apparel and home furnishing needs of the Company's core female customer. Milepost Four represented approximately five percent of the Company's net sales for the nine months ended November 28, 1998 and approximately seven percent of the Company's net sales for the most recently completed fiscal year ended February 28, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

  The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                   ---------------------------------------------------------
                                   November 28,  November 29,   November 28,     November 29,
(AS A PERCENTAGE OF NET SALES)        1998            1997         1998             1997
                                   -----------   -----------    -----------      -----------
Net sales                             100.0%          100.0%       100.0%          100.0%
Cost of sales                          48.3            48.8         48.7            48.7
                                      -----           -----        -----           -----
    GROSS PROFIT                       51.7            51.2         51.3            51.3
Selling, general and
  administrative expenses              43.4            41.9         46.8            44.5
                                      -----           -----        -----           -----
    INCOME FROM OPERATIONS              8.3             9.3          4.5             6.8
Interest, net, and other                0.3             0.1          0.4            (0.1)
                                      -----           -----        -----           -----
    INCOME BEFORE PROVISION FOR
      INCOME TAXES                      8.0             9.2          4.1             6.9
Provision for income taxes              3.2             3.6          1.6             2.7
                                      -----           -----        -----           -----
   NET INCOME                           4.8%            5.6%         2.5%            4.2%
                                      =====           =====        =====           =====

  Net sales increased by $17.5 million, or 22.6%, to $94.7 million for the fiscal quarter ended November 28, 1998 ("the fiscal 1998 quarter") from $77.2 million during the fiscal quarter ended November 29, 1997 ("the fiscal 1997 quarter"). Net sales for the nine months ended November 28, 1998 ("the first nine months of fiscal 1998") increased by $71.0 million, or 43.1%, to $235.6 million compared to net sales of $164.6 million for the nine months ended November 29, 1997 ("the first nine months of fiscal 1997"). These increases are primarily attributable to continuing increases in the circulation of and order volume resulting from the Company's core Northcountry catalog, and to a lesser extent, the Company's Bed & Bath catalog.

  Gross profit increased $9.4 million, or 23.9%, to $49.0 million during the fiscal 1998 quarter from $39.5 million during the fiscal 1997 quarter. For the first nine months of fiscal 1998, gross profit increased $36.3 million, or 43.0%, to $120.8 million from $84.4 million during the first nine months of fiscal 1997. Expressed as a percentage of net sales, the Company's gross profit was 51.7% and 51.3%, respectively, for the three and nine months ended November 28, 1998 versus 51.2% and 51.3%, respectively, for the corresponding fiscal 1997 periods. The increase in the fiscal 1998 quarter gross margin as well as the resulting recovery in the Company's fiscal 1998 year-to-date gross margin are primarily attributable to the traditionally higher margins realized on the Company's fall merchandise mix offerings. To a lesser extent, the Company's gross margin benefited from higher than expected realized margins on the sale of discounted catalog items.

  Selling, general and administrative expenses increased by $8.7 million, or 26.8%, to $41.1 million during the fiscal 1998 quarter from $32.4 million in the fiscal 1997 quarter. Selling, general and administrative expenses increased by $37.0 million, or 50.5%, to $110.3 million during the first nine months of fiscal 1998 from $73.3 million during the first nine months of fiscal 1997. Expressed as a percentage of net sales, the Company's selling, general and administrative expenses were 43.4% and 46.8%, respectively, for the three and nine months ended November 28, 1998 versus 41.9% and 44.5%, respectively, for the corresponding fiscal 1997 periods. These dollar and percentage increases in selling, general and administrative expenses are primarily attributable to the circulation costs incurred in connection with increased catalog mailings, and to a lesser extent, continuing infrastructure investments made to support the Company's anticipated growth.

  As a result of the foregoing, operating income increased by $0.7 million, or 10.4%, to $7.9 million for the fiscal 1998 quarter from $7.1 million for the fiscal 1997 quarter. For the nine months ended November 28, 1998, operating income decreased by $0.7 million, or 5.9%, to $10.5 million versus $11.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

million for the nine months ended November 29, 1997. Expressed as a percentage of net sales, operating income was 8.3% and 4.5%, respectively, for the three and nine months ended November 28, 1998 versus 9.3% and 6.8%, respectively, for the corresponding fiscal 1997 periods.

  The Company realized net income of $4.5 million for the fiscal 1998 quarter versus $4.3 million for the fiscal 1997 quarter. After restating the fiscal 1997 quarter for the required implementation of Financial Accounting Standard No. 128 "Earnings Per Share", this equates to net income per basic and diluted share of $0.44 and $0.43, respectively, for the fiscal 1998 quarter, versus net income per basic and diluted share of $0.43 and $0.41, respectively, for the fiscal 1997 quarter. For the first nine months of fiscal 1998, the Company realized net income of $5.8 million versus net income of $6.8 million for the first nine months of fiscal 1997. This equates to net income per basic and diluted share of $0.57 and $0.55, respectively, for the first nine months of fiscal 1998, versus net income per basic and diluted share of $0.67 and $0.65, respectively, for the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Coldwater Creek Inc. historically has funded its growth through a combination of funds generated from operations and short-term bank credit facilities. Working capital requirements generally precede the realization of sales. The Company draws on its working capital lines to produce catalogs and increase inventory levels in anticipation of future sales realization. In addition, the Company regularly relies on standard trade credit arrangements in purchasing inventory and services. These arrangements typically require the net amount due to be paid within sixty days of receipt.

  During the nine months ended November 28, 1998, operating activities provided $4.7 million while financing activities provided $5.4 million. This compares to the nine months ended November 29, 1997 when operating activities consumed $5.4 million and financing activities provided $5.0 million. On a comparative basis, the fiscal 1998 year-to-date period primarily reflects the Company's lower net income being more than offset by the positive cash flow effects of decreased inventory purchases and receivables funding. Conversely, the fiscal 1998 year-to-date period additionally reflects the positive cash flow effect of increased deferred income taxes payable offset by decreased cash contributions from lower levels of accounts payable and accrued expenses. The $10.2 million of positive cash flow generated by operations during the fiscal 1998 quarter enabled the Company to reduce the level of borrowings under its revolving line of credit to $15.1 million at November 28, 1998 from $21.2 million at Auguts 29, 1998. The current borrowing level reflects the Company's continued growth when contrasted to the $10.3 million and $5.0 million outstanding at February 28, 1998 and November 29, 1997, respectively.

  The Company's overall merchandise inventory level was $62.1 million at November 28, 1998, as compared to $53.1 million and $40.9 at February 28, 1998 and November 29, 1997, respectively. The current overall inventory level reflects management's decision to accelerate receiving levels of selected merchandise offered in the Christmas and Snowbreak catalog mailing series. Management anticipates these items will sell down during the fourth fiscal quarter and bring the overall inventory level more in-line with sales growth.

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

  Investing activities used $9.9 million during the nine months ended November 28, 1998 versus $8.6 million during the nine months ended November 29, 1997. The fiscal 1998 year-to-date period is comprised entirely of capital expenditures for property and equipment purchases whereas the comparative period included $7.3 million of such capital expenditures. The current period's capital expenditures primarily reflect the cost of material handling and information systems for the temporary and permanent distribution centers discussed below, and to a lesser degree, hardware and software upgrades to the Company's corporate systems and leasehold improvements to outlet stores. During the balance of fiscal 1998, the Company plans to make between $1.0 million and $2.0 million in additional capital expenditures to support its anticipated continued growth. These capital expenditures primarily will be for distribution center equipment and technology and are expected to be funded from the Company's existing bank credit facility.

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

  The Company recently leased 20,000 square feet of existing office space for two years in Parkersburg, West Virginia and established a planned third customer service call center. The cost of the required telecommunications equipment and furnishings have not been and are not expected to be material. The Company will consider building a permanent facility for its Parkersburg call center on the same site as the permanent distribution center. The completion and availability of any permanent facility would be planned to coincide with the expiration of the above office space lease.

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

  As an integral part of management's planned strategy for efficiently liquidating merchandise overstocks, the Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., opened an outlet store in Seaside, Oregon in April of 1997. As a continuation of this strategy, the Company's subsidiary has subsequently opened eleven additional outlet stores in the United States. The subsidiary's management currently plans to open approximately two additional outlet stores in the United States during the remainder of fiscal 1998. It is contemplated that each such store would be leased with the initial cash investment per store being limited to approximately $50,000 to $100,000 in leasehold improvements.

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

Reliance on Catalog Operations

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

RISK FACTORS (continued)

Management of Expanding Operations (continued)

merchandising, marketing, distribution and other resources and the Company may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient quantities of certain merchandise from its vendors, problems in upgrading its management information systems and delays in merchandise shipments. The inability of the Company to respond to and manage these changing business conditions could have a material adverse impact on the Company.

Competition

  The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. In addition, the Company has begun to experience increased competition from various companies engaged in electronic commerce. There can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's financial position, results of operations and cash flows.

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

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NUMBER DESCRIPTION OF DOCUMENT
 27.1    Financial Data Schedule

There were no reports filed on Form 8-K during the three months ended November 28, 1998.

SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of January 1999.



                                            COLDWATER CREEK INC.

                             By:             /s/ Donald A. Robson
                                 ----------------------------------------------
                                                  Donald A. Robson
                             Chief Financial Officer, Vice-President of Finance
                              and Administration, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)