Form 10-K
period 1999-02-27
COLDWATER CREEK INC
filed 1999-05-28
CIK 1018005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 27, 1999
                         Commission File Number 0-26772

                               ---------------

                             COLDWATER CREEK INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                               82-0419266
   (State of other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

                           ONE COLDWATER CREEK DRIVE
                            SANDPOINT, IDAHO 83864
                   (Address of principal executive offices)

                                (208) 263-2266
                        (Registrant's telephone number)

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

                               ---------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $41,132,000 as of May 11, 1999, based upon the closing price on the Nasdaq National Market reported for such date. As of May 11, 1999, 10,183,117 shares of the Registrant's $.01 par value Common Stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

  Part III incorporates by reference from the definitive proxy statement for the registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COLDWATER CREEK INC.

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999

                                                                            Page
                                                                            ----
                                       PART 1

 Item 1.  Business.......................................................    1
 Item 2.  Properties.....................................................   18
 Item 3.  Legal Proceedings..............................................   19
 Item 4.  Submission of Matters to a Vote of Security Holders............   19

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................   23
 Item 6.  Selected Financial and Operating Data..........................   24
 Item 7.  Management's Discussion and Analysis...........................   26
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....   35
 Item 8.  Financial Statements and Supplementary Data....................   36
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   54

                                      PART III

 Item 10. Directors and Executive Officers of the Registrant.............   54
 Item 11. Executive Compensation.........................................   54
 Item 12. Security Ownership of Certain Beneficial Owners and Management.   54
 Item 13. Certain Relationships and Related Transactions.................   54

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................   55

                                    PART I

ITEM 1. BUSINESS

  The following discussion may contain forward-looking statements, including statements regarding the Company's strategy, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These statements are based on management's current expectations and the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside the Company's control such as customer response rates, consumer preferences, and fluctuations in paper and postage costs; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 1--Business--Competition; Reliance on Catalog Operations; and Risks Associated with Growth Strategy," "Item 7-- Management's Discussion and Analysis" and elsewhere in this Form 10-K. References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods presented herein except Fiscal 1994 which consisted of 53 weeks.

Overview

  Coldwater Creek Inc. (the "Company") is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through three distinct catalogs. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. In response to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997. The Company also maintains an interactive Internet commerce web site (www.coldwater-creek.com) from which merchandise may be viewed and purchased.

  As part of the Company's brand building strategy, the Company also operates full-line, catalog-themed retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company additionally operates twelve outlet stores throughout the United States. These outlet stores, as well as periodic clearance catalogs and the web site, serve as the Company's primary promotional vehicles for the disposition of excess merchandise inventory.

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

  The Company focuses on providing extraordinary customer service well above industry standards. All aspects of the Company's operations are designed to provide a superior catalog buying experience and to strengthen relationships with existing and new customers. To that end, the Company continuously strives to make timely investments in its telephone technology and distribution infrastructure to support its customer service-based strategy. In this regard, the Company opened an additional customer service call center and distribution center near Parkersburg, West Virginia in early fiscal 1998 and will transition these added interim operations into a new 600,000 square foot East Coast Operations Center during the Summer of 1999. The addition of this new facility, supported by a new information technology platform, will provide the Company with a consolidated base of operations capable of processing 120,000 customer orders a day. As a result of this ongoing commitment to customer service, the Company again achieved faster telephone answer times, lower abandoned call rates, and faster order processing during fiscal 1998 than the most recently published industry averages. The Company plans to continue to stimulate future long-term growth through a variety of strategic initiatives designed to expand merchandise offerings, yield higher customer response rates, increase catalog circulation and promote customer use of the Company's interactive commerce web site.

Industry Overview

  The direct marketing industry has experienced substantial growth over the past decade as many retail customers have migrated toward the convenience and service offered by home shopping. According to statistics published by the Direct Marketing Association, between 1992 and 1997, consumer catalog sales volume grew at a compound annual growth rate of 7.5% to $48.3 billion in 1997. Additional data published by the Direct Marketing Association estimates that consumer catalog sales will grow to $64.6 billion by 2002. The Company believes that the catalog industry will continue to grow principally due to the convenience and security of shopping at home, the increasing time constraints facing two-career families, the convenience and availability of overnight delivery and favorable demographic trends.

  The direct marketing industry is highly fragmented with over 7,000 catalog titles currently in circulation, many of which generate limited revenue and profitability. Many smaller catalog companies are facing substantial challenges in the current environment, including declines in profitability due to significant fluctuations in postage, paper and other operating costs and insufficient capital necessary to provide for growth or to access technologically advanced database and customer service systems required in an increasingly competitive market. The Company believes that, as a result of its development of a large and loyal customer base and its continuing investments in technology and infrastructure, it is well positioned to take advantage of emerging market and distribution opportunities not available to many smaller catalog companies.

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

  The Company believes that its locations in the small town settings of Sandpoint, Idaho and Parkersburg, West Virginia allow it to draw upon unique workforces that excel in delivering an enjoyable shopping and catalog buying experience to its customers. The Coldwater Creek philosophy is team-oriented, friendly, honest and casual, with a commitment to building a loyal, actively purchasing customer base within a rapidly growing, profitable enterprise.

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

  Provide Superior Catalog Buying Experience Through Exceptional Customer Service. Offering a superior catalog buying experience through exceptional customer service has been the hallmark of the Coldwater Creek strategy since its inception. The Company believes that consistently providing its customers with prompt, knowledgeable and courteous service as well as rapid order fulfillment increases the Company's ability to attract and retain customers, builds customer loyalty and promotes the purchase of its merchandise by the customer household. The Company's employee training programs, customer service call centers, telephone and management information systems, as well as its order fulfillment and return policy, are all designed to carry out this strategy through adherence to strict operating standards. For example, during fiscal 1998, the Company achieved an average telephone answer speed of 4.6 seconds, an abandoned call rate of 0.66%, a distribution error rate of 0.08% and shipped 93.3% of in-stock orders within one shipping day of order processing.

  Offer a High Quality, Differentiated Merchandise Assortment. Coldwater Creek's catalogs offer a broad assortment of high quality apparel, gifts, jewelry and home furnishings which the Company believes is not commonly found in other consumer catalogs. The Company believes that its customers buy into a relaxed lifestyle, not just clothing and collectibles, and it seeks to differentiate its catalogs through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. The Company's merchandise mix is structured to reflect a uniquely American, relaxed style. In addition, the Company attempts to provide its customers with a dynamic merchandise assortment by regularly test marketing new merchandise and merchandise concepts and updating its merchandise selection frequently. In this regard, the Company in recent years has increasingly shifted its merchandise mix to include a greater percentage of apparel and home furnishings and has introduced its own line of private label apparel offerings.

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

  Continue Investment in Technology and Infrastructure. The Company is committed to ongoing investment in technology and infrastructure development in order to increase operating efficiency, provide extraordinary customer service and maximize the Company's growth potential. The Company believes that investing in technology and infrastructure in anticipation of customer and sales growth allows it to maintain operational flexibility to capture strategic or market opportunities, including increased sales volumes and shifts in consumer preferences. In this regard, during the last five fiscal years, the Company has recruited and hired key management personnel as well as invested approximately $42.0 million in technology and infrastructure improvements and additions. These technology and infrastructure investments were made primarily to expand the Company's distribution facilities and customer service call centers, upgrade its telecommunications systems and install and implement more sophisticated database technologies and management information systems. For instance, during fiscal 1998, the Company established interim call center and distribution operations near Parkersburg, West Virginia in order to alleviate certain capacity constraints being experienced at the Company's original Sandpoint, Idaho location and to better and more cost-effectively serve the majority of the Company's customers which are located on the East Coast. During the Summer of 1999, these interim operations will be transitioned into a new 600,000 square foot East Coast Operations Center to be leased by the Company. In connection with the establishment of these East Coast operations, the Company also implemented new warehouse management and inventory control systems in order to provide more flexible tools for managing its inventory. During fiscal 1999, these new systems will be additionally implemented into the Company's original distribution center in Sandpoint, Idaho. In addition, the Company recently began making significant technological improvements to its interactive Internet commerce web site (www.coldwater-creek.com) in order to better accommodate the significantly increased activity and sales being experienced in this new channel and to bring the Coldwater Creek catalog shopping experience on-line.

  Advance the Coldwater Creek Brand. In all aspects of its operations, from catalog design to order fulfillment, the Company is committed to promoting Coldwater Creek as a name that represents a superior catalog purchasing experience. The Company seeks to promote this brand image through its high level of customer service and strict operating standards as well as by offering unique, high quality merchandise assortments in its catalogs. In addition, the Company believes that increased efforts to develop its private label apparel and expansion of its Internet and store-based operations will increase customer awareness of the Coldwater Creek brand.

Growth Strategies

  Coldwater Creek believes that it has significant long-term opportunities to attract and retain new customers and increase sales through several strategic initiatives which include the following:

  Expand Other Distribution Channels. Coldwater Creek is currently focusing primarily on two additional distribution channels for its merchandise: the Internet and retail stores. The Company currently maintains an interactive Internet commerce web site (www.coldwater-creek.com) from which merchandise may be viewed and purchased. The site also allows potential customers to review merchandise information, make merchandise inquiries and request one or more catalogs. The Company's activity and sales through its web site significantly increased during fiscal 1998 from that experienced during fiscal 1997. While Internet-related sales remained immaterial to the Company's overall financial results for fiscal 1998, the increase realized from this new sales channel was substantial on a percentage basis. Therefore, the Company recently made the commitment to increase the number of products offered for sale on its web site and to improve the site's structure and capacity to handle additional customer demand. In this regard, the Company recently formed an Internet Commerce Division to be personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer. In addition, the Company currently operates catalog-themed, full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Management believes that the building of a modest base of highly visible retail stores over time will provide a physical presence that will help build

Coldwater Creek's brand recognition with existing and prospective customers. Although there are no current commitments to do so, the Company will continue to consider the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination" locations near major national parks or other resort areas, when attractive.

  Introduce New Catalog Titles. Coldwater Creek intends to periodically offer new catalog titles featuring complementary and new merchandise concepts that promote the spirit of Coldwater Creek while allowing the Company to further penetrate distinct segments of the market. The Company's goal is to create catalog titles that leverage information gathered by the Company, including customer characteristics and demographic information, purchase histories and merchandise performance, to capture distinct and increasingly discrete segments of the market. As part of this strategy, the Company introduced Bed & Bath, its newest and fastest growing catalog, in August of 1997. In light of its strong performance to date, the Company has begun transitioning Bed & Bath into a more widely circulated, full-line "Home" catalog to be debuted in the Fall of 1999. The Company continuously evaluates other potential merchandise categories that may be capable of supporting additional new catalog introductions.

  Expand Merchandise Selection; Increase Page Count of Catalogs. Coldwater Creek believes that an important part of its overall growth strategy involves expanding its merchandise selection and refining its existing assortment with merchandise lines that can leverage the Company's purchase relationship with, and understanding of, the target customer household. The Company regularly evaluates new merchandise in an effort to increase the appeal of its merchandise offerings and expects to periodically increase catalog page counts to accommodate new merchandise in its catalogs. The Company believes that a significant long-term opportunity exists to generate additional sales from existing customer households by expanding the merchandise selection in its existing catalogs.

  Increase Catalog Circulation. Coldwater Creek pursues an aggressive mailing strategy when market conditions permit. This strategy is designed to attract new customers and to generate additional sales from cross-mailings of the Company's catalogs to existing customer households. The Company continues its name acquisition and market segmentation program, including the rental of other catalog customer lists and use of the Company's database technologies to more efficiently analyze existing and prospective customer files in an effort to increase response rates to each mailing.

The Coldwater Creek Catalogs

  Coldwater Creek currently publishes three primary catalogs, each with a distinct merchandise mix and each designed to appeal to a different segment of the target customer household. The Company's family of catalogs include the following:

  Northcountry. First introduced in 1985, Northcountry is the Company's most established and highest volume catalog and features the broadest selection of merchandise, including affordable natural fiber apparel, jewelry, art and gift items, reflecting a uniquely American spirit and a casual and open lifestyle. The Company believes that Northcountry has the broadest market appeal and features merchandise that has demonstrated the most sustainable life cycles. Most Northcountry items are priced between $10 and $300, generating an average customer order of $125 during fiscal 1998, as compared to average customer orders of $123 and $112 during fiscal 1997 and fiscal 1996, respectively.

  Spirit of the West. First introduced in the Fall of 1993, Spirit of the West features upscale women's apparel and jewelry, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as high quality, contemporary jewelry. The apparel is office-appropriate, can also serve as weekend-wear, and is typically made of linens, silks and cottons. The quality is typically higher than the women's apparel found in the Company's Northcountry catalog. Most items are priced between $20 and $400, generating an average customer order of $208 during fiscal 1998, as compared to average customer orders of $204 and $211 during fiscal 1997 and fiscal 1996, respectively.

  Bed & Bath. In August of 1997, the Company introduced a new catalog featuring bed and bath products as well as other housewares. Merchandise offered in Bed & Bath, which currently has the highest rate of sales growth among the Company's catalogs, includes bed and bath linens, bath accessories, sleepwear and a variety of decorative accessories such as wall decor, lamps, rugs and accessory furniture. Most items are priced between $10 and $2,400, generating an average customer order of $159 during fiscal 1998, as compared to an average customer order of $137 during fiscal 1997.

  Additionally, in connection with the holiday buying season, the Company offers a "Gifts-to-Go" catalog to its customers. The "Gifts-to-Go" catalog, which is mailed primarily to the Company's existing customers, consists of merchandise selected from the Company's various catalogs and has not been material to the Company's annual sales reported herein.

  The Company regularly evaluates the performance of its catalogs and catalog mailings and adjusts its mailings in response to anticipated market demand. In this connection, the following catalogs were discontinued during the last two fiscal years:

  Milepost Four. First introduced in the Spring of 1996, Milepost Four was the Company's men's apparel and accessory catalog. Milepost Four was designed to reinforce the household relationship by offering merchandise to the male members of the target customer household. Milepost Four attempted to capitalize on purchases of the selective men's clothing periodically featured in Northcountry and the trend towards "casual Friday" office attire. Coldwater Creek's Milepost Four catalog featured, among other things, traditional, natural fiber, casual yet office-appropriate apparel, shoes and accessory items, including shirts, shorts, pants, jackets, caps, belts, ties, shoes, socks, watches and carrying items, such as shaving kits and brief bags, in varying earth tones and muted but rich colors. Most items were priced between $10 and $300. During the fall of 1998, the Company decided to discontinue Milepost Four as its long-term growth potential was determined by management to be substantially less than that of the Company's other catalog titles as well as certain potential future titles.

  Ecosong. First introduced in the Fall of 1994, Ecosong featured merchandise with environmental, nature and wildlife themes. The merchandise selection in Ecosong included gifts, tee-shirts, sweatshirts and jewelry designed to appeal to the Company's early target audience that was drawn to Northcountry's original emphasis on nature related themes. Most Ecosong items were priced between $10 and $50. During fiscal 1997, the Company decided to discontinue Ecosong as a stand-alone catalog and to instead selectively feature such merchandise items within the Company's other existing catalog titles.

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

  All catalogs are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the catalog, make merchandise display and placement decisions and monitor the overall look, feel and quality of each catalog. The Company maintains a studio for preliminary photographic work but regularly contracts with independent photographers for final copy photographs. These capabilities help the Company to preserve each catalog's distinctive character and also allows the Company greater control over the catalog production schedule, which the Company believes reduces the lead time necessary to produce catalogs and reduces the costs of preparing pages for printing. These capabilities also provide the Company with greater flexibility and creativity in catalog production and in selecting the merchandise to be included in its catalogs. The Company continually strives to reduce the production time for its catalogs.

Development of Customer Base and Marketing

  The Company believes that building a large and loyal customer base is critical to its growth strategy. Coldwater Creek's various marketing programs and catalog mailings are designed to achieve the ongoing goals of attracting new customers and generating additional sales from existing customers. Attracting new customers is accomplished principally through prospecting using targeted mailings to individuals identified through rented mailing lists, outside marketing information services and the Company's own market segmentation analysis. Generating additional sales from existing customers involves the use of selective, directed mailings of the Company's catalogs based on existing customers' past purchase histories and household demographic and other data.

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

  Customer Prospecting; Growth of Mailing List and Active Customer
File. Coldwater Creek attempts to attract new customers and generate additional sales from existing customer households through targeted direct mailings. A key element of Coldwater Creek's overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. During fiscal years 1998, 1997 and 1996, the Company mailed 153.1 million, 113.7 million and 63.5 million catalogs, respectively. Of these mailings, over 52% were mailed to prospective customers. The Company uses its Northcountry catalog as its primary prospecting catalog. The merchandise selection in Northcountry is competitively priced and includes merchandise styles and types reflective of the Company's other catalogs. Customers generally receive additional catalog titles and other mailings based on past purchases, a strategy designed to promote continued merchandise purchases and enhance the Company's understanding of the buying patterns of each customer. In addition, the Company regularly test-markets its catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria specified by the Company. Despite the need for and historical success of the Company's customer prospecting efforts, the Company continues to believe that mailing additional catalog titles to existing customer households generally produces higher revenue-per-catalog figures than mailing to prospective customers who have no previous relationship with the Company.

  As a result of the Company's ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, the Company's proprietary mailing list increased to 7.4 million names at February 27, 1999 as compared to 5.4 million and 3.7 million names at February 28, 1998 and

March 1, 1997, respectively. The Company's active customer file, comprised of customers who have made a purchase during the preceding twelve months, grew to
2.0 million names at February 27, 1999 versus 1.6 million and 1.1 million names at February 28, 1998 and March 1, 1997, respectively. The average customer order realized during fiscal 1998 was $142, down 5% from the $149 experienced during fiscal 1997 but up nearly 11% from the $128 realized during fiscal 1996.

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

  The Company utilizes a marketing database system that allows its marketing and merchandising personnel to use more sophisticated and efficient methods of analysis to determine the performance of each catalog mailing. The Company's marketing database system allows the Company to segment its customer base according to many variables and analyze each segment's performance and buying patterns. The resulting information is used to refine the frequency and selectivity of Coldwater Creek's various catalog mailings to maximize the productivity of its mailings. This analysis also enables the Company to strengthen the merchandising of its catalogs through an analysis of product profitability.

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

Merchandising

  Coldwater Creek's merchandising strategy is to provide a differentiated selection of high quality, casual merchandise which reflects a uniquely American, relaxed lifestyle. The Company markets each of its catalogs with a distinct merchandise mix and each catalog title seeks to convey a unique spirit and lifestyle orientation which the Company believes attracts a distinct customer demographic. All aspects of the Company's merchandising strategy are designed to promote the Company's brand identity and make customers feel that they are not just buying clothing and collectibles, but that they are buying into a relaxed lifestyle. Through its family of three catalogs, interactive Internet commerce web site and retail store operations, Coldwater Creek currently offers over 8,000 different merchandise items with price points ranging from approximately $5 to $2,400.

  Merchandise Mix. Coldwater Creek's merchandise offerings have both evolved and expanded significantly in recent years. In the early 1990s, the Company's offerings focused more heavily on jewelry and accessories than apparel. By 1995, the Company's apparel offering represented approximately 50% of the Company's net sales with jewelry and accessories representing approximately 25% each. With the introduction of a Spring edition of Spirit of the West in fiscal 1996 and despite the successful introduction of the Company's Bed & Bath catalog in August of 1997, the growth of the Company's apparel representation has continued to outpace the growth of its other merchandise offerings, accounting for approximately 70% of fiscal 1998 net sales. This increased commitment to apparel continues to be the result of customer inquiries and Company market research indicating that the Company's customers are increasingly willing to purchase apparel in the styles, of the quality and at the price points selected and offered by the Company. The Company believes that its apparel and home furnishings offering will continue to represent a greater percentage of the Company's total net sales. The Company believes that it prices its apparel and home furnishings competitively with that offered by other retailers. In addition, the Company believes that, because its apparel and home furnishings merchandise provides a counter cyclical source of revenue, it will become less reliant on sales generated during the holiday buying season.

  New Product Introduction. A critical element of the Company's merchandising strategy is the dynamic nature of its product assortment. The Company seeks to continually add new merchandise and to refine existing merchandise categories in an effort to promote additional purchases from the target customer households and increase retention rates by responding to customers' changing preferences. The Company periodically increases the page counts of its catalogs to accommodate the introduction of new, related or similar merchandise and merchandise categories. The Company's merchandising personnel continually evaluate the performance of the Company's existing products, make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item and plan the introduction and testing of new items. Consequently, the Company's merchandise mix continually is refined as new items are introduced and tested and as items which do not meet the Company's performance standards are replaced.

  Private Label Merchandise. The Company maintains its own line of private label apparel. Management believes that the Company's commitment to offering a line of high quality, Company-developed apparel is an important element in differentiating its merchandise from other retailers. The Company's design and buying teams work closely together with selected vendors to choose color schemes, materials and designs and to create an image consistent with the theme for the Company's merchandise offerings. The Company generally is able to exercise greater control of these aspects of the merchandise development process with its private label merchandise than with third party-sourced merchandise. Management plans to continue to expand its private label offerings and believes that such merchandise will represent a larger percentage of total net sales in the future.

  Merchandise Sourcing and Vendor Relationships. The Company purchases its merchandise from over 1,000 vendors. The Company's merchandise acquisition strategy emphasizes relationships with domestic vendors, when possible, which the Company believes supports its inventory management processes, provides for greater quality control and results in faster turnaround times for merchandise reorders. The Company's buyers and quality assurance inspectors work closely with its suppliers to ensure high standards of merchandise quality.

  In addition, Coldwater Creek seeks to offer unique merchandise which the Company believes is not commonly found in other consumer catalogs. Approximately 70% of the merchandise purchased from its vendors is acquired with exclusive rights to the Company's catalog distribution. The Company believes such exclusivity enhances the identity of the Coldwater Creek brand and reinforces the uniqueness of the Company's offerings.

  The Company believes it maintains satisfactory relationships with its vendors. No single vendor accounted for more than 5% of total merchandise purchases in fiscal 1998. The Company does not have any long-term or exclusive commitments with any of its vendors.

  Alternative Distribution Strategies. The Company employs several alternative distribution strategies to expeditiously liquidate slow moving, discontinued and discounted merchandise. These strategies include the operation of twelve outlet stores throughout the United States, the distribution of sale flyers in shipped merchandise, product inclusion within the Company's other catalogs, in some cases with price adjustments, and promotions through the Company's interactive Internet commerce web site.

Customer Service and Operations

  Coldwater Creek believes that its emphasis on extraordinary customer service and customer relations is critical to its ability to expand its customer base and build brand recognition. This customer service focus can be found at every level of operations, including the Company's customer service call center operations, its order entry and fulfillment processes, its employee and sales agent training programs and its merchandise return policy. In addition, the Company's infrastructure investments, such as its investment in telephone technologies and management information systems, have enabled the Company to continue to provide high levels of customer service and adhere to strict operating standards throughout its development.

  Customer Service Call Centers. The Company offers prompt, knowledgeable and courteous order entry services through the use of its toll-free telephone numbers which may be called 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise or catalog inquiries. During fiscal 1998, approximately 90% of the Company's orders were received by telephone with the remaining 10% received by mail, facsimile or the Internet. During fiscal 1998, the Company achieved an average telephone answer speed of
4.6 seconds and an abandoned call rate of 0.66%.

  The Company currently operates two customer service call centers which are organized to provide prompt, seamless response to customer calls. The Company's customer service call center in Coeur d'Alene, Idaho is approximately 50 miles from the Company's headquarters in Sandpoint, Idaho. During fiscal 1998, the Company established a customer service call center in Parkersburg, West Virginia in order to better serve the majority of its customers who reside on the East Coast. Backup systems and rerouting capabilities allow the Coeur d'Alene and Parkersburg customer service call centers to individually service the Company's entire inbound 1-800 traffic if required by a system failure at either center. The Company's two customer service call centers are equipped with a total of 508 stations, 350 of which are located at the Coeur d'Alene customer service call center and 158 of which are located at the Company's Parkersburg customer service call center. The Company monitors and shifts calls between the two customer service call centers if calls at either center become backlogged. In the event that either center reaches capacity, an all-hands bell sounds throughout the Company's other facilities, alerting Company personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 1998, the Company handled approximately 4.6 million calls, including record peak volume of more than 45,000 calls in a single day. At the end of fiscal 1998, the Company closed a small customer service call center it had maintained at its Sandpoint, Idaho headquarters and transferred that center's responsibilties to the substantially larger customer service call centers in Coeur d'Alene and Parkersburg.

  Order Entry. The Company uses an integrated management information system which allows telephone and Internet orders to be captured on-line and mail orders to be entered efficiently. The Company's system is an on-line transaction processing system which handles all order entry and fulfillment tasks. Specifically, this includes the inputting of mail, telephone and Internet orders, credit authorization, order processing and distribution. The Company's sales agents process orders directly into the Company's on-line data processing system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. The Company's sales agents are knowledgeable in key merchandise specifications and features, and have ready access to samples of the entire merchandise line, which enables the agents to answer detailed merchandise inquiries from customers on-line. The Company completes telephone orders in approximately four minutes depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, check or money order. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing.

  Distribution and Order Fulfillment. The Company believes that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. During fiscal 1998, approximately 93.3% of in-stock orders were shipped within one shipping day of order processing. The Company achieved a low distribution error rate of 0.08% during fiscal 1998, consistent with rates achieved in prior fiscal years. The Company's customers normally receive their items within three to five business days after shipping, although customers may request overnight delivery for an extra charge.

  Once a customer's order is completed, the Company's computer system prints the order in the appropriate distribution center, where it is proofread and all necessary distribution and shipping documents, including customs forms for international orders, are attached to expedite processing. Thereafter, the orders are prepared, packed and shipped in batches three times a day during normal operation, with extended distribution hours during peak periods. Shipped orders are bar-coded and scanned and the merchandise, quantity and ship date are entered automatically into the customer order file for access by sales agents.

  The Company uses a semi-automated picking, packing and shipping system with numerous packing and gift wrapping stations. Gift orders are gift wrapped and handwritten notes accompany each gift as per the customer's instructions. Employees process orders and generate warehouse selection tickets and packing slips for order fulfillment operations. The Company adjusts the number of employees and the processing system to meet variable demand levels, particularly during the peak selling season. To meet increased order volume during the Company's peak selling season, the Company has utilized temporary employees and plans to continue this practice. During fiscal 1998, approximately 79% of all shipments were sent via first class mail through the U.S. Postal Service and 21% of all shipments were sent via UPS Ground and other carriers. Typically, each order is charged a shipping and handling fee which is based upon the total order price. In fiscal 1998, the Company shipped approximately 4.2 million packages.

  During the second quarter of fiscal 1998, the Company established distribution operations near Parkersburg, West Virginia in order to alleviate certain capacity constraints being experienced at the Sandpoint Distribution Center and to better and more cost-effectively serve the majority of the

Company's customers who are located on the East Coast. In exchange for the Company's willingness to establish a long-term presence in Parkersburg, the State of West Virginia constructed and made available to the Company, at a nominal annual lease cost, a temporary 120,000 square foot facility from which the Company could conduct certain order fulfillment operations until a permanent facility could be constructed by the Wood County Development Authority and made available. With the addition of the Parkersburg distribution operations, the Company implemented new warehouse management and inventory control systems in order to provide more flexible tools for managing its inventory. The establishment of interim operations allowed the Company's management to implement new technologies and train new employees on a reduced but increasing scale pending completion of the permanent operations center. During the Summer of 1999, the interim distribution operations will be transitioned into 542,500 square feet of the new 600,000 square foot East Coast Operations Center to be leased by the Company. Once transitioned, the Company's consolidated shipping capacity will approximate 120,000 packages per day. During fiscal 1999, the aforementioned new warehouse management and inventory control systems will additionally be implemented into the Sandpoint Distribution Center.

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

  The Company seeks to create a supportive working environment. When possible, it is the philosophy of the Company to empower line employees to make decisions, reducing the need for several management levels. The Company encourages its sales agents to seek out creative solutions to customer problems and concerns and to remain responsive to each customer's needs. The Company's vision and goals emphasizing "customers first" are well communicated throughout the Company. This vision drives the training programs for new and existing employees.

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

  Investment in Infrastructure. The Company has historically invested in technology and infrastructure improvements designed to increase the efficiency of its operations and the level of customer service provided to its customers. During the last five fiscal years, the Company invested approximately $42.0 million in technology and infrastructure improvements. These technology and infrastructure investments were made primarily to expand the Company's distribution facilities and customer service call centers, upgrade its telecommunications systems and install and implement more sophisticated database technologies and management information systems. For instance, during fiscal 1998, the Company established interim call center and distribution operations near Parkersburg, West Virginia in order to alleviate certain capacity constraints being experienced at the Company's original Sandpoint, Idaho location and to better and more cost-effectively serve the majority of the Company's customers who are located on the East Coast. During the Summer of 1999, these interim operations will be transitioned into a new 600,000 square foot East Coast Operations Center to be leased by the Company. In connection with the establishment of these East Coast operations, the Company also implemented new warehouse management and inventory control systems in order to provide more flexible tools for managing its inventory. During fiscal 1999, these new systems will be additionally implemented into the Company's original distribution center in Sandpoint, Idaho. In addition, the Company recently began making significant technological improvements to its interactive Internet commerce web site (www.coldwater-creek.com) in order to better accommodate the significantly increased activity and sales being experienced in this new channel and to bring the Coldwater Creek catalog shopping experience on-line. The Company believes its expanded distribution facilities and upgraded telecommunications and management information systems have increased the efficiency of its operations and provided the Company with greater market analysis and segmentation capabilities. As a result, the Company believes it can more efficiently offer catalogs and merchandise to discrete market segments. The Company's management remains committed to further investments in technology and infrastructure development in order to further increase operating efficiency, provide extraordinary customer service and maximize the Company's growth potential.

Information Systems and Technology

  The Company has adopted a widely used catalog order processing system as the cornerstone of its software strategy. This system is widely used by leading companies in the direct marketing industry for all order entry and fulfillment tasks, the inputting of telephone, mail and Internet orders, credit authorization, order processing and distribution and shipment. In order to provide a key decision support system, the Company maintains a marketing database system. This system allows customer data to be searched and segmented according to different variables and allows application of demographic overlays. The system is fully compatible and interfaces with the Company's catalog system to perform monthly batch downloads of ordering information into the database. The Company believes these systems and technologies help Coldwater Creek improve customer retention through more efficient market modeling and segmentation.

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

  The Company's management information system strategy is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. The Company's system is fully mirrored on a real time basis such that customer orders as well as all other operational data are entered simultaneously in each of the Coeur d'Alene and Sandpoint data centers. The Company believes this redundancy reduces the risk of interruption of customer service or other critical operations due to failure of its computing systems.

  Coldwater Creek remains engaged in an enterprise-wide Year 2000 project. A project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail is guiding the team in its continuing efforts.

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

  Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications. Year 2000 compliance inquiry letters have been sent to all major vendors and the responses received to date are currently being evaluated. Project team members have conducted site visits to the Company's two major telecommunications vendors and its major computer hardware vendor for detailed briefings on Year 2000 preparedness. Additional follow-up site visits will be conducted as deemed necessary. Year 2000 compliance provisions have also been added to all significant contracts and purchase orders.

  The project team's initial review of the Company's systems identified two application systems and two system software components which were not Year 2000 compliant. The first application system, which is an interface to the Company's accounting system, has been upgraded by the vendor to be Year 2000 compliant at no incremental cost to the Company. The second application system, which is a payroll system, will either be upgraded or replaced at an immaterial cost to the Company no later than June 1999. The identified system software components were already scheduled to be upgraded during 1999 and represent an immaterial cost to the Company.

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

  The Company's Year 2000 compliance program also includes the testing of all major systems containing embedded technologies. The Year 2000 compliance shortcomings detected to date in these systems have generally involved telecommunications components and have been minor in nature. The correcting upgrades were completed during the first calendar quarter of 1999 at an immaterial cost to the Company.

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

  The Company's full-line retail store operations, which accounted for approximately 3% of net sales in fiscal 1998, leverage the success of the Company's catalog operations by offering, in some circumstances, a greater selection of catalog-based merchandise as well as non-catalog merchandise. The Company will continue to consider the selective opening of retail stores in high traffic areas, including major urban areas and "destination locations" such as near major national parks or other resort areas, where the Company believes there is the greatest potential for name brand identification. The Company believes its retail stores provide an additional source of demand for its catalogs as individuals visit the stores and become acquainted with the Company's merchandise. In addition, as the peak selling cycle for these stores include the months of June, July, August and September, the Company's retail stores provide counter cyclical cash flow that improves overall second fiscal quarter performance.

Employees

  As of February 27, 1999, the Company had 880 full-time employees and 447 temporary employees. During the peak catalog selling season, which for the Company includes the months of November and December, the Company utilizes a substantial number of temporary employees, many of whom return year after year. None of these employees currently are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Trademarks

  Coldwater Creek(R), Spirit of the West(R) and Milepost Four(R) are registered trademarks of the Company. The Company believes that its registered and common law trademarks have significant value and that its Coldwater Creek(R) and Spirit of the West(R) trademarks are instrumental to its ability to create and sustain demand for and market its merchandise. During the third quarter of fiscal 1998, the Company announced that it had decided to discontinue its Milepost Four mens' apparel catalog as its performance did not meet the Company's long-term growth expectations. The Company is making the Milepost Four(R) trademark available as part of any sale of the Milepost Four catalog business.

Competition

  The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. The recent addition of Internet commerce operations by a number of these retailers, as well as the emergence of a number of stand-alone e-commerce companies, has introduced a further element of competition into the Company's markets. In addition, since fiscal 1995, the Company has offered an increasingly higher volume and percentage of apparel merchandise. With respect to the apparel merchandise offered by the Company, the Company is in direct competition with more established catalog operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of the Company's customers. Any failure on the part of the Company to successfully market its apparel merchandise or to compete effectively against such competitors could have a material adverse affect on the Company's growth and could adversely affect the Company's business, financial position, results of operations and cash flows. Many of these competitors are larger and have significantly greater financial, marketing and other resources than the Company. Increased catalog mailings and Internet solicitations by the Company's competitors may adversely affect response rates to the Company's catalog mailings and Internet offerings. In addition, because the Company sources the majority of its merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that the Company's merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While the Company believes that it has been able to compete successfully because of its brand recognition, the exclusivity and broad range and quality of its merchandise, including its private label merchandise offerings, and its customer service policies, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully could materially and adversely affect the Company's business, financial position, results of operations and cash flows.

Reliance on Catalog Operations

  The Company's success depends predominately on the success of its catalog operations, which the Company believes is achieved through the efficient targeting of its mailings, a high volume of prospect mailing when market conditions permit, appropriate shifts in the Company's merchandise mix and the Company's ability to achieve adequate response rates to its mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, the Company is not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If, for any reason, the Company were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, the Company's financial condition, results of operations and cash flows could be adversely affected. In addition, response rates to the Company's mailings and, as a result, revenues generated by each mailing, can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which may be outside the Company's control. Furthermore, the Company historically has experienced fluctuations in the response rates to its catalog mailings. Any inability of the Company to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins, which would have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Risks Associated with Growth Strategy

  The Company's growth strategy includes primarily the following components: introducing expanded catalog and merchandise offerings, publishing new catalog titles, increasing catalog circulation, expanding the Company's customer base through aggressive prospect mailings when market conditions permit, and increasing the use of other marketing channels, such as retail stores and the Internet. The Company's growth strategy involves various risks, including a reliance on a high degree of prospect mailings when market conditions permit, which may lead to less predictable response rates. The failure of the Company to successfully implement any or all of its growth strategies could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  The Company believes its growth is attributable in large part to the Company's success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that the Company will be able to continually identify and offer new merchandise that appeals to its customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of the Company's merchandise through new catalog titles, retail stores or the Internet, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the market. Any inability on the part of the Company to sustain the growth of its catalog operations and sales, to maintain its current average order size and response rates or to leverage the success of existing catalog titles to new merchandise lines, catalogs, retail stores and the Internet could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination locations" such as locations near major national parks or other resort areas. The Company currently operates catalog-themed, full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Management will continue to consider the opening of additional retail stores in the future as prime locations become available. To date, the Company has had limited experience operating retail stores, particularly stores outside the vicinity of its headquarters. The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Management's long-term brand building strategy also includes increased promotion of the Company's interactive Internet commerce web site. While Internet-related sales remained immaterial to the Company's overall financial results for fiscal 1998, the increase realized from this new sales channel was substantial on a percentage basis. Therefore, the Company recently committed to increase the number of products offered for sale on its web site and to improve the site's structure and capacity to handle the additional customer demand. In this regard, the Company has formed an Internet Commerce Division to be personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer. The development and expansion of the Company's e-commerce capabilities will entail substantial fixed costs, including costs associated with computer hardware and software, technical staffing and continuing web site maintenance and development. Failure to successfully implement this Internet-based strategy could result in significant write-offs of inventory and computer hardware and software and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  The Company may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of the Company's growth strategies may require additional capital, including its plans to broaden existing merchandise lines, including its private label offerings, its plans to introduce new merchandise and catalog titles and its aggressive mailing program when market conditions permit. There can be no assurance that funds will be available to the Company on terms satisfactory to the Company when needed.

ITEM 2. PROPERTIES

  The principal executive and administrative offices of the Company are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. The telephone number of the Company's principal executive and administrative offices is
(208) 263-2266. The general location, use and approximate size of the Company's principal properties are set forth below:

        Facility                     Address              Owned/Leased      Size
        --------                     -------              ------------ ---------------
Corporate Offices....... One Coldwater Creek Drive            Owned     51,000 sq. ft.
                         Sandpoint, Idaho 83864

Distribution Center..... 3333 McGee Road                      Owned    150,000 sq. ft.
                         Sandpoint, Idaho 83864

Retail/Outlet
 Distribution Center.... 1402 North Boyer Avenue             Leased     36,000 sq. ft.
                         Sandpoint, Idaho 83864

Coeur d'Alene Customer
 Service Call Center.... 1201 Ironwood Drive                 Leased     24,000 sq. ft.
                         Coeur d'Alene, Idaho 83814

Interim East Coast
 Distribution Center.... 100 Coldwater Creek Drive           Leased    120,000 sq. ft.
                         Mineral Wells, W. Virginia 26160

Interim Parkersburg
 Customer Service Call
 Center................. 501 Avery St., 6th Floor            Leased     16,000 sq. ft.
                         Parkersburg, W.Virginia 26101

Permanent East Coast
 Operations Center,
 including Distribution
 Center and Customer
 Service Call Center
 (1).................... 100 Coldwater Creek Drive           Leased    600,000 sq. ft.
                         Mineral Wells, W. Virginia 26160

Sandpoint Retail Store.. 334 North First Street              Leased     14,000 sq. ft.
                         Sandpoint, Idaho 83864

Jackson Hole Retail
 Store.................. 10 East Broadway                    Leased     16,000 sq. ft.
                         Jackson, Wyoming 83001

Twelve Outlet Stores.... Various U.S. Locations              Leased     55,000 sq. ft.

Photo Studio............ 4100 McGee Rd.                      Leased      4,000 sq. ft.
                         Sandpoint, ID 83864

--------
(1) Permanent facility under construction with occupancy and lease commencement during the Summer of 1999. Leases for interim facilities to terminate concurrent with relocation to permanent facility.

  The Company believes that the above corporate offices, distribution centers and customer service call centers are adequate to meet its needs for the foreseeable future. Refer to "Item 7--Management's Discussion and Analysis-- Liquidity and Capital Resources" for further information, including details regarding the possible future leasing of retail and outlet store properties in connection with the Company's various growth initiatives.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding is not likely to materially affect its financial position, results of operations or cash flows.

  The direct response business as conducted by the Company is subject to the merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in material compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations.

  The Company's retailing business is based solely in the states of Idaho, West Virginia and Wyoming, and accordingly, the Company only collects sales taxes from customers residing in those states. The Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., owns and operates outlet stores throughout the United States and pays sales tax and applicable corporate income, franchise and other taxes to the states in which outlets are located. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied only on a prospective basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were brought to a vote of the Company's stockholders in the fourth quarter of the fiscal year ended February 27, 1999.

                                  MANAGEMENT

Directors and Executive Officers

  Below is a table setting forth the name, age and position of the Company's directors and executive officers:

             Name              Age                 Positions held
             ----              ---                 --------------
 Dennis Pence................. [49] President, Chief Executive Officer,
                                     Secretary, Vice Chairman of the Board of
                                     Directors and President of Internet
                                     Commerce Division
 Ann Pence.................... [49] Creative Director and Chairman of the Board
                                     of Directors
 Georgia Shonk-Simmons........ [48] Chief Merchant and President of Catalog &
                                     Retail Sales Division
 Donald Robson................ [53] Senior Vice President, Chief Financial
                                     Officer and Treasurer
 Tom Scott.................... [42] Senior Vice President, Chief Operating
                                     Officer and Chief Information Officer
 Robert H. McCall, CPA (1)(2). [53] Director
 Curt Hecker (2).............. [38] Director
 Michelle Collins (1)......... [39] Director
 Duncan Highsmith (3)......... [50] Director
 James R. Alexander (4)....... [56] Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Mr. Highsmith was appointed as a Director by the Board of Directors on May 22, 1999.
(4) Mr. Alexander's Board and Compensation Committee service terminated on July 11, 1998.

  Dennis Pence co-founded the Company in 1984, and has served as President, Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company since its incorporation in 1988. Since July 1998, Mr. Pence has also served as Secretary. In April 1999, Mr. Pence was also appointed as President of the Company's newly formed Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America from 1975 to 1983, where his final position was National Marketing Manager, Consumer Video Products.

  Ann Pence co-founded the Company in 1984, and has served as Creative Director and Chairman of the Board of Directors of the Company since its incorporation in 1988. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director.

  Georgia Shonk-Simmons was promoted in April 1999 to President of the Company's Catalog & Retail Sales Division. Ms. Shonk-Simmons continues to serve, as she has since joining the Company in July 1998, as Chief Merchant of the Company responsible for all merchandising, inventory planning and quality control functions. Prior to the above promotion, Ms. Shonk-Simmons held the title of Vice President of Merchandising. From 1994 to 1998, prior to joining the Company, Ms. Shonk-Simmons was Executive Vice-President of the Newport News Catalog Division of Spiegel, a multi-billion dollar international specialty retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice-President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

  Donald Robson was promoted in April 1999 to Senior Vice President. Mr. Robson continues to serve, as he has since joining the Company in January 1995, as Chief Financial Officer and Treasurer. Prior to the above promotion, Mr. Robson held the title of Vice President of Finance and Administration. From January 1995 to July 1998, Mr. Robson also served as a Board member. From 1992 to 1995, prior to joining the Company, Mr. Robson was a Financial Executive Consultant. From 1978 to 1992, Mr. Robson held a number of progressively responsible positions with, and ultimately served as Executive Vice President and Chief Financial Officer for, Neiman Marcus Stores, a national high-end department store chain and cataloger.

  Tom Scott was promoted in April 1999 to Senior Vice President and was appointed Chief Operations Officer for the Company's Catalog & Retail Sales Division. Mr. Scott continues to serve, as he has since joining the Company in November 1997, as Chief Information Officer. Prior to the above promotion, Mr. Scott held the title of Vice President of Information Services. Prior to joining the Company, Mr. Scott was President of Gestalt Technologies, Inc., a developer of high technology business systems. From May 1992 to January 1996, Mr. Scott served as Vice President of Business Systems for VF Corporation, a multi-billion dollar international apparel manufacturer. Prior thereto, from 1984 to 1992, Mr. Scott worked in a variety of positions at Nordstrom, Inc., a multi-billion dollar apparel retailer. From 1981 to 1984, he was a consultant for Arthur Andersen & Co.

  Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994 and since February 1995 has served as Chairman of the Audit Committee and as a member of the Compensation Committee. Since 1981, he has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho, which provided accounting, tax and auditing services to the Company from 1984 to 1993.

  Curt Hecker has served as a Director since August 1995 and is a member of the Audit Committee. Since August 1995, his principal occupation has been President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho. Prior to Mr. Hecker's employment with Panhandle, he served as Vice President of West One Bank (now US Bank) with which the Company once had its primary banking relationship.

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

  Duncan Highsmith has served as a Director since May 1999. Since 1987, Mr. Highsmith has served as President and Chief Executive Officer of Highsmith Inc., an international direct marketer of products to schools and libraries. Mr. Highsmith also serves as a director on the boards of a number of privately-held companies, including Highsmith Inc.

  No director or executive officer of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

Other Key Management Employees

Below is a table setting forth the name, age and position of the Company's other key management employees:

 Tony Saulino............ [42] Vice President of Operations
 Mac Morgan.............. [44] Vice President of Advertising
 Karen Reed.............. [35] Vice President of Catalog Marketing
 Arthur "Skip" Jones..... [46] Vice President of Stores
 Belinda Richardson...... [35] Vice President of Parkersburg Operations
 Robin Sheldon (1)....... [54] Vice President of Merchandising
 Randy Long (2).......... [52] Vice President of Human Resources

(1) Ms. Sheldon's employment with the Company terminated on April 15, 1998.
(2) Mr. Long's employment with the Company terminated on March 1, 1999.

  Tony Saulino has served as Vice President of Operations of the Company since March 1993. Mr. Saulino joined Coldwater Creek in September of 1992 as Operations Manager. Prior to joining the Company, from 1991 to 1992, Mr. Saulino was the Customer Service Director of Bear Creek Operations, Inc., servicing the Harry & David and Jackson & Perkins catalogs. From 1988 to 1991, Mr. Saulino served as Customer Service Manager of Current, Inc., a direct marketer of social expression and personalized checks.

  Mac Morgan has served as Vice President of Advertising of the Company since September 1996 and, prior to that, as Senior Art Director beginning May 1992. Mr. Morgan was Vice President of Production from 1991 to 1992 of Interlight International, a producer of interactive CDR titles. Prior to 1991, Mr. Morgan was Director of Marketing for VistaChrome, Inc./The Printing House, a large separator/printer. From 1980 to 1988, Mr. Morgan served as Senior Vice President of Operations of Homes & Land Publishing Corporation.

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

  Arthur "Skip" Jones has served as Vice President of Store operations since July 1998 and, prior to that, as Director of Store Operations since May 1996. From November 1993 to April 1996, prior to joining the Company, Mr. Jones was Director of Store Operations for Performance Bicycles. Prior to that, from November 1988 to October 1993, Mr. Jones was Vice-President of Store Operations for the Nature Company. From September 1983 to October 1988, Mr. Jones was General Manager of Retail for North Face.

  Belinda Richardson has served as Vice President of Parkersburg Operations since January 1999. From May 1996 to January 1998 and from June 1998 to January 1999, Ms. Richardson served as a Customer Service Manager in the Company's Parkersburg and Couer d'Alene Call Centers, respectively. During the period from January 1998 to June 1998, Ms. Richardson served as the Manager of Receiving at the Company's Sandpoint Distribution Center. From August 1992 through May 1996, Ms. Richardson held a number of progressively responsible customer service positions at the Company's Sandpoint Call Center. Prior to joining the Company in August 1992, Ms. Richardson held managerial positions with a number of retail and wholesale establishments.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                              STOCK PRICE HISTORY

  The Company's common stock has been quoted on the NASDAQ under the symbol "CWTR" since the Company's initial public offering on January 29, 1997. On February 27, 1999, the Company had 130 stockholders of record and 10,183,117 shares of $.01 par value common stock outstanding.

  The following table sets forth certain sales price and trading volume data for the Company's common stock for the periods indicated:

                                                                           Average
                                            High      Low        Close     Volume
                                            ----      ----       -----     -------
Fiscal 1999:
  First Quarter (through May 11, 1999)..... $15 1/4   $10 1/8    $14        58,980
Fiscal 1998:
  First Quarter............................ $41 3/8   $18 7/8    $22 3/4   135,382
  Second Quarter........................... $27 1/2   $15 13/16  $16        46,122
  Third Quarter............................ $19 1/2   $11        $12 5/8    52,633
  Fourth Quarter........................... $16 9/16  $ 9 9/16   $10 1/16   79,048
Fiscal 1997:
  First Quarter............................ $18 5/8   $10        $17        35,502
  Second Quarter........................... $30 3/4   $14        $23 1/2    45,794
  Third Quarter............................ $35       $24 1/2    $31        27,845
  Fourth Quarter........................... $41 5/8   $28        $41 1/2    27,718
Fiscal 1996:
  Fourth Quarter (commencing January 29,
   1997)................................... $21 7/8   $15        $18 3/8   148,068

                                DIVIDEND POLICY

  The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

  The selected financial and operating data in the following table sets forth
(i) balance sheet data as of February 27, 1999 and February 28, 1998, and statement of operations data for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K Annual Report,
(ii) balance sheet data as of March 1, 1997, March 2, 1996 and March 4, 1995, and statement of operations data for the fiscal years ended March 2, 1996 and March 4, 1995, derived from the Company's consolidated financial statements audited by Arthur Andersen LLP which are not presented herein, (iii) unaudited pro forma statement of operations data, computed as indicated in the footnotes set forth below, and (iv) selected operating data as of and for the periods indicated derived or computed from the Company's circulation records or the statement of operations data identified above. The information below should be read in conjunction with "Item 7--Management's Discussion and Analysis" and "Item 8--Financial Statements" included elsewhere.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                  Fiscal Years Ended (1)
                          --------------------------------------------------------------------------
                           February 27,    February 28,    March 1,       March 2,       March 4,
                               1999            1998          1997           1996           1995
                          --------------------------------------------  -------------  -------------
                          (unaudited, in thousands except per share and selected operating data)
Statement of Operations
 Data:
Net sales...............  $      325,231  $      246,697 $     143,059  $      75,905  $      45,223
Cost of sales...........         156,198         120,126        66,430         32,786         19,062
                          --------------  -------------- -------------  -------------  -------------
Gross profit............         169,033         126,571        76,629         43,119         26,161
Selling, general and
 administrative
 expenses...............         150,655         107,083        64,463         37,356         21,502
                          --------------  -------------- -------------  -------------  -------------
Income from operations..          18,378          19,488        12,166          5,763          4,659
Interest, net, and
 other..................            (697)             57          (153)          (149)            98
                          --------------  -------------- -------------  -------------  -------------
Income before provision
 for income taxes.......          17,681          19,545        12,013          5,614          4,757
Provision for income
 taxes (2)..............           6,990           7,857         1,197            --             --
                          --------------  -------------- -------------  -------------  -------------
Net income..............  $       10,691  $       11,688 $      10,816  $       5,614  $       4,757
                          ==============  ============== =============  =============  =============
Net income per share--
 Basic (3)..............  $         1.05  $         1.15 $        1.46  $        0.77  $        0.66
                          ==============  ============== =============  =============  =============
Weighted average shares
 outstanding--Basic (3).      10,167,000      10,120,000     7,390,000      7,245,000      7,245,000
                          ==============  ============== =============  =============  =============
Net income per share--
 Diluted (3)............  $         1.02  $         1.10 $        1.41  $        0.77  $        0.66
                          ==============  ============== =============  =============  =============
Weighted average shares
 outstanding--
 Diluted (3)............      10,503,000      10,633,000     7,656,000      7,245,000      7,245,000
                          ==============  ============== =============  =============  =============
Pro Forma Statement of
 Operations Data:
Net income as reported
 above..................             n/a             n/a $      10,816  $       5,614  $       4,757
Pro forma provision for
 income taxes (2).......             n/a             n/a         4,929          2,218          1,903
                          --------------  -------------- -------------  -------------  -------------
Pro forma net income....             n/a             n/a $       5,887  $       3,396  $       2,854
                          ==============  ============== =============  =============  =============
Pro forma net income per
 share--Basic (4).......             n/a             n/a $        0.68  $        0.41  $        0.36
                          ==============  ============== =============  =============  =============
Pro forma weighted
 average shares
 outstanding--Basic (4).             n/a             n/a     8,617,000      8,208,000      7,981,000
                          ==============  ============== =============  =============  =============
Pro forma net income per
 share--Diluted (4).....             n/a             n/a $        0.66  $        0.41  $        0.36
                          ==============  ============== =============  =============  =============
Pro forma weighted
 average shares
 outstanding--
 Diluted (4)............             n/a             n/a     8,883,000      8,208,000      7,981,000
                          ==============  ============== =============  =============  =============
Balance Sheet Data:
Working capital.........  $       24,597  $       13,949 $      13,990  $       2,169  $         623
Total assets............         100,621          98,225        61,974         23,450         19,032
Long-term debt (net of
 current maturities)....             --              --            --             100            248
Stockholders' equity....          60,106          48,875        37,187         14,525         11,068
Selected Operating Data:
Net sales growth........          31.8 %          72.4 %        88.5 %         67.8 %         42.4 %
Total catalogs mailed...     153,057,000     113,717,000    63,520,000     45,868,000     31,625,000
Total active
 customers (5)..........       2,017,000       1,614,000     1,100,000        747,000        494,000
Average order (6).......  $       142.00  $       149.00 $      128.00  $       97.00  $       82.00

--------
(1) References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company has a 52/53 week fiscal year that ends on the Saturday closest to February 28. Fiscal 1994 is the only fiscal year presented that consisted of 53 weeks.

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

(3) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revises the computation and presentation of earnings per share, and was adopted by the Company as required during the fourth quarter of fiscal 1997. Net income per share-Basic, which replaces primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per share-Diluted, which replaces fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

(4) Pro forma net income per share-Basic is based on net income per share-basic, as computed above, but also gives pro forma effect to (i) income taxes at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods and (ii) that number of initial public offering common shares whose net proceeds were necessary to fund the distribution of the S-corporation retained earnings balance. Pro forma net income per share-Diluted additionally reflects the dilutive effect of common shares issuable under stock options as computed using the treasury stock method.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion may contain forward-looking statements, including statements regarding the Company's strategy, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These statements are based on management's current expectations and the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside the Company's control such as customer response rates, consumer preferences, and fluctuations in paper and postage costs; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed below and elsewhere in this Form 10-K Annual Report. References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods discussed herein, and occasionally consists of 53 weeks.

Overview

  Coldwater Creek Inc. (the "Company") is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through three distinct catalogs. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. In response to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997. The Company also maintains an interactive Internet commerce web site (www.coldwater-creek.com) from which merchandise may be viewed and purchased.

  As part of the Company's brand building strategy, the Company also operates full-line, catalog-themed retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company additionally operates twelve outlet stores throughout the United States. These outlet stores, as well as periodic clearance catalogs and the web site, serve as the Company's primary promotional vehicles for the disposition of excess merchandise inventory.

  The Company targets well-educated, middle-to-upper income households and seeks to differentiate itself from other retail and catalog operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies coupled with its high customer service standards and efficient order entry and fulfillment operations have allowed it to develop a unique brand identity and strong relationships with its loyal customer base.

  A key element of the Company's overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. During fiscal years 1998, 1997 and 1996, the Company mailed 153.1 million, 113.7 million and 63.5 million catalogs, respectively. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, the Company's proprietary mailing list increased to 7.4 million names at February 27, 1999 as compared to 5.4 million and 3.7 million names at February 28, 1998 and March 1, 1997, respectively. The Company's active customer file grew to 2.0 million names at February 27, 1999 versus 1.6 million and 1.1 million names at February 28, 1998 and March 1, 1997, respectively.

  As previously discussed, the Company focuses on providing extraordinary customer service well above industry standards. All aspects of the Company's operations are designed to provide a superior catalog buying experience and to strengthen relationships with existing and new customers. To that end, the Company continuously strives to make timely investments in its telephone technology and distribution infrastructure to support its customer service-based strategy. In this connection, the Company opened an additional customer service call center and distribution center near Parkersburg, West Virginia in early fiscal 1998 and expects to transition these added interim operations into a new 600,000 square foot East Coast Operations Center during the Summer of 1999. The addition of this new facility, supported by a new information technology platform, will provide the Company with a consolidated base of operations capable of processing 120,000 customer orders a day. As a result of this ongoing commitment to customer service, the Company again achieved faster telephone answer times, lower abandoned call rates, and faster order processing during fiscal 1998 than the most recently published industry averages. The Company plans to continue to stimulate future long-term growth through a variety of strategic initiatives designed to expand merchandise offerings, yield higher customer response rates, increase catalog circulation and promote customer use of the Company's interactive commerce web site.

Results of Operations

  The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                                 Fiscal
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
     Net sales............................................. 100.0% 100.0% 100.0%
     Cost of sales.........................................  48.0   48.7   46.4
                                                            -----  -----  -----
     Gross profit..........................................  52.0   51.3   53.6
     Selling, general and administrative expenses..........  46.3   43.4   45.1
                                                            -----  -----  -----
     Income from operations................................   5.7    7.9    8.5
     Interest, net, and other..............................  (0.3)   --    (0.1)
                                                            -----  -----  -----
     Income before provision for income taxes..............   5.4    7.9    8.4
     Provision for income taxes............................   2.1    3.2    0.8
                                                            -----  -----  -----
     Net income............................................   3.3%   4.7%   7.6%
                                                            =====  =====  =====
     Pro forma provision for income taxes..................   --     --     3.5
                                                            -----  -----  -----
     Pro forma net income..................................   -- %   -- %   4.1%
                                                            =====  =====  =====

Fiscal 1998 Compared to Fiscal 1997

  Coldwater Creek's net sales increased by $78.5 million, or 31.8%, to $325.2 million during fiscal 1998 from $246.7 million during fiscal 1997. This growth primarily was attributable to the increase in order volume realized from the Company's increased circulation of its core Northcountry catalog, and to a significantly lesser degree, its newest and fastest growing catalog, Bed & Bath. The strong performance of Northcountry, to a certain extent, counterbalanced the continued weaker than expected performance realized from the Company's Spirit of the West and Milepost Four catalogs.

  Gross profit, as measured by the Company, consists of net sales less cost of sales, being primarily merchandise acquisition costs, freight in, handling and storage costs. Outpacing the rate of growth realized for net sales, the Company's gross profit increased 33.5%, or $42.5 million, to $169.0 million during fiscal 1998, up from $126.6 million during fiscal 1997. As a result, the Company's gross margin improved to 52.0% for fiscal 1998 from 51.3% in fiscal 1997. This improvement in gross margin primarily was attributable to higher than expected realized margins on sales of excess merchandise inventory made through the Company's promotional vehicles. The strong performance of these promotional vehicles, the vast majority of which were implemented for the first time during fiscal 1998, allowed the Company to reduce the magnitude of the write-downs required for excess merchandise inventory from that which was required in prior fiscal years.

  Selling, general and administrative expenses ("SG&A") primarily consist of marketing, distribution and general and administrative expenses. The marketing expense component primarily consists of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Selling, general and administrative expenses increased by $43.6 million, or 40.7%, to $150.7 million during fiscal 1998 from $107.1 million in fiscal 1997. SG&A expenses also increased as a percentage of net sales to 46.3% during fiscal 1998 from 43.4% during 1997. The dollar and percentage increases primarily were attributable to the circulation costs incurred in connection with the Company's ongoing marketing investment in customer growth as well as certain incremental, yet less profitable, catalog mailings primarily made during the first quarter of fiscal 1998. The incremental first quarter mailings were made by the Company in order to expeditiously reduce the level of excess merchandise inventory realized as a consequence of the lower than expected performance of Spirit of the West. To a lesser extent, continuing infrastructure investments made to support the Company's anticipated growth contributed to the SG&A increase. The incremental infrastructure costs incurred for the added East Coast customer service call center and distribution center, and to a lesser extent, outlet stores, will be recurring in nature.

  As a result of the foregoing, income from operations decreased by $1.1 million, or 5.7%, to $18.4 million for fiscal 1998 from $19.5 million for fiscal 1997. Expressed as a percentage of net sales, income from operations was 5.7% for fiscal 1998 versus 7.9% in fiscal 1997. Net income for fiscal 1998 was $10.7 million (net income per basic and diluted share of $1.05 and $1.02, respectively) versus $11.7 million (net income per basic and diluted share of $1.15 and $1.10, respectively) for fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

  Net sales increased by $103.6 million, or 72.4%, to $246.7 million during fiscal 1997 from $143.1 million during fiscal 1996. The growth primarily was attributable to the increases in order volume and average dollars realized from the Company's increased circulation of its Northcountry and Spirit of the West catalogs, and to a lesser extent, the Company's Milepost Four and recently introduced Bed & Bath catalogs. While the overall growth in net sales remained strong throughout fiscal 1997, a softening of demand for the upscale fashion apparel featured in the Spirit of the West catalog was noted during the fourth quarter.

  Gross profit increased $49.9 million, or 65.2%, to $126.6 million during fiscal 1997 from $76.6 million during fiscal 1996. Gross profit decreased as a percentage of net sales to 51.3% for fiscal 1997 from 53.6% in fiscal 1996. The decrease in gross margin primarily was attributable to increased sales of marked down merchandise associated with a greater percentage of apparel and management's decision, in light of the continued growth in the Company's overall merchandise offering, to more aggressively liquidate slow-moving or excess merchandise inventory. Additionally, the higher gross margins traditionally realized in the fourth quarter as a result of increased gift and accessories sales associated with the holiday season were offset substantially by increased writedowns of Spirit of the West excess inventory.

  SG&A expenses increased by $42.6 million, or 66.1%, to $107.1 million during fiscal 1997 from $64.5 million in fiscal 1996. SG&A expenses decreased as a percentage of net sales to 43.4% during fiscal 1997 from 45.1% during fiscal 1996. The increase in SG&A expenses primarily was attributable to the circulation costs incurred in connection with increased catalog mailings and various infrastructure investments considered necessary to support the Company's anticipated growth. The decrease in SG&A expenses as a percentage of net sales primarily was attributable to the growth in net sales and the leveraging of certain fixed and semi-fixed infrastructure costs.

  As a result of the foregoing, income from operations increased by $7.3 million, or 60.2%, to $19.5 million for fiscal 1997 from $12.2 million for fiscal 1996. As a percentage of net sales, income from operations was 7.9% in fiscal 1997 as compared to 8.5% in fiscal 1996. Net income increased by $0.9 million to $11.7 million for fiscal 1997 (net income per basic and diluted share of $1.15 and $1.10, respectively) from $10.8 million for fiscal 1996 (net income per basic and diluted share of $1.46 and $1.41, respectively). After applying a pro forma combined effective federal and state income tax rate of 39.5% to fiscal 1996 when the Company operated as an S-corporation for a substantial portion of the year, the Company realized pro forma net income of $5.9 million for fiscal 1996 (pro forma net income per basic and diluted share of $0.68 and $0.66, respectively) for fiscal 1996.

Quarterly and Seasonal Fluctuations

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

  The Company has experienced, and may continue to experience, seasonal fluctuations in its sales and operating results, which are typical of many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. The Company believes that in the future this seasonality will continue, although to a diminished degree due to the increased representation of apparel and home furnishings in the Company's overall merchandise mix. In anticipation of increased sales activity during November and December, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full-time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift-giving, the Company normally expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's sales were to fall below its expectations during November and December, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

  The following table contains selected unaudited quarterly financial data for fiscal 1998 and fiscal 1997. The disproportionately lower results of operations realized during the second fiscal quarters are due to lower sales volumes realized in such quarters due to seasonal trends. The decreased profitability evidenced below for the first quarter of fiscal 1998 primarily was attributable to the incremental catalog circulation costs incurred to expeditiously liquidate the Spirit of the West excess inventory which resulted from the aforementioned softening of consumer demand for upscale fashions. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere and includes all adjustments, solely of a normal recurring nature, necessary to present fairly, in all material respects, the information set forth therein.

                                                           Fiscal 1998
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (in thousands, except for per
                                                           share data)
Net sales....................................... $79,937 $60,952 $94,730 $89,613
Gross profit....................................  41,812  29,984  48,983  48,254
Selling, general and administrative expenses....  40,390  28,776  41,094  40,395
Income from operations..........................   1,422   1,208   7,889   7,859
Net income...................................... $   703 $   556 $ 4,513 $ 4,919
Net income per share--Basic..................... $  0.07 $  0.05 $  0.44 $  0.48
Net income per share--Diluted................... $  0.07 $  0.05 $  0.43 $  0.48

                                                           Fiscal 1997
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (in thousands, except for per
                                                           share data)
Net sales....................................... $51,002 $36,389 $77,242 $82,064
Gross profit....................................  26,665  18,237  39,544  42,125
Selling, general and administrative expenses....  23,374  17,495  32,397  33,817
Income from operations..........................   3,291     742   7,147   8,308
Net income...................................... $ 2,073 $   415 $ 4,340 $ 4,860
Net income per share--Basic..................... $  0.20 $  0.04 $  0.43 $  0.48
Net income per share--Diluted................... $  0.20 $  0.04 $  0.41 $  0.45

--------
Note: The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Liquidity and Capital Resources

  Coldwater Creek has historically funded its growth through a combination of funds generated from operations, trade credit arrangements and short-term bank credit facilities. Working capital requirements generally precede the realization of sales. The Company typically draws on its working capital lines to produce catalogs and increase inventory levels in anticipation of future sales realization. Standard trade credit arrangements typically require the net amount due to be paid within sixty days of receipt of the inventory or services.

  On June 29, 1998, the Company executed an agreement with First Security Bank, N.A., a major Northwest commercial bank, providing for $50.0 million in credit facilities, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of June 30, 2001.

  Operating activities generated $9.6 million of positive cash flow during fiscal 1998 as compared to $6.0 million of negative cash flow during fiscal 1997. On a comparative basis, fiscal 1998 primarily reflects the Company's lower net income being more than offset by the positive cash flow effects of decreased inventory purchases. Fiscal 1998 additionally reflects the positive cash flow effects resulting from increased levels of income tax liabilities and lower levels of receivables, prepaid expenses and deferred catalog costs. These positive operating cash flows were partially utilized to substantially reduce the year-end level of accounts payable, and to a lesser extent, accrued expenses. The substantial balance of this positive cash flow was used by the Company in the fourth fiscal quarter to reduce the level of borrowings under its revolving line of credit to $9.9 million at February 27, 1999 from $15.1 million at the preceding fiscal quarter end.

  Investing activities consumed $10.0 million of cash during fiscal 1998 versus $11.9 million during fiscal 1997. Capital expenditures accounted for $10.3 million in both fiscal years, with the fiscal 1997 difference being attributable to $1.6 million in loans to executives of which $0.2 million was received in repayment during fiscal 1998. The fiscal 1998 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the temporary and permanent East Coast Operations Centers discussed below, and to a lesser degree, hardware and software upgrades to corporate systems and leasehold improvements to outlet stores. Capital expenditures directly attributable to the Company's Year 2000 compliance program discussed below have been, and are expected to remain, immaterial.

  Financing activities during fiscal 1998 were nominal on a net basis whereas fiscal 1997 financing activities reflected $10.3 million of net advances under the Company's then revolving line of credit partially offset by a $1.1 million final distribution to the Company's previous S-corporation shareholders.

  As a result of the foregoing, the Company's working capital and current ratio stood at $24.6 million and 1.6 at February 27, 1999 versus $13.9 million and 1.3 at February 28, 1998, respectively. Additionally, despite the 31.8% increase in net sales during fiscal 1998, the Company's overall merchandise inventory level increased only by 6.5% to $56.5 million at February 27, 1999 as compared to $53.1 million at February 28, 1998. This reflects management's continuing efforts at increasing the rate of inventory turnover and productivity.

  On June 12, 1998, the Company executed a definitive operating lease agreement with the Wood County Development Authority to establish an East Coast Operations Center in Parkersburg, West Virginia. This agreement was primarily entered into in order to alleviate certain capacity constraints which were being experienced at the Company's distribution center in Sandpoint, Idaho and to reduce the costs incurred in shipping certain merchandise orders to the majority of the Company's customers which are located in the eastern United States. The new operations center will approximate 600,000 square feet and be situated on approximately 60 acres, allowing for future expansion.

  In exchange for the Company's willingness to establish a long-term presence in Parkersburg, the State of West Virginia agreed to construct and make available to the Company, at a nominal annual lease cost, a temporary 120,000 square foot facility in the Parkersburg area from which the Company could conduct certain order fulfillment operations until the permanent facility was constructed and available. Construction of the temporary facility was completed in May 1998 and the Company commenced certain order fulfillment operations in July 1998. The establishment of these interim East Coast operations has allowed the Company's management to implement new technologies and train new employees on a reduced but increasing scale pending completion of the permanent operations center. Construction by the Wood County Development Authority of the permanent operations center continues to proceed on schedule and is nearing completion with order fulfillment operations targeted to commence during the Summer of 1999. Once completed, the Company will also transition the operations of its Parkersburg customer service call center, currently residing in other leased premises, into the new operations center. The Company will incur annual lease expense for the permanent operations center of approximately $2.2 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

  Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination" locations near major national parks or other resort areas. The Company currently operates two retail store complexes located in Sandpoint, Idaho and Jackson Hole, Wyoming. Management will continue to consider the opening of retail stores in the future as prime locations become available. It is contemplated that each such retail store would be leased with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $2 million to $4 million.

  As an integral part of management's planned strategy for efficiently liquidating excess merchandise inventory, the Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., opened an outlet store in Seaside, Oregon in April of 1997. As a continuation of this strategy, the Company's subsidiary subsequently opened eleven additional outlet stores in the United States. Based on management's current assessment of the Company's needs, only one additional outlet store is planned to be opened during fiscal 1999. Consistent with the Company's experience to date, it is contemplated that any additional outlet stores would be leased with the initial cash investment per store being limited to approximately $50,000 to $100,000 in leasehold improvements.

  During fiscal 1999, the Company plans to make between $9 million and $11 million in additional capital expenditures to support its anticipated continued growth. The majority of these capital expenditures will constitute equipment and technology required for the Company's new East Coast Operations Center as well as for the upgrading and expansion of the Company's interactive commerce web site. These expenditures are expected to be funded from available cash balances, and to the extent necessary, the Company's existing bank credit facility.

  The Company believes that cash flow from operations and borrowing capacity under its bank credit facility will be sufficient to support operations and future growth for the foreseeable future. Thereafter, the Company may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned growth, which could adversely affect the Company's business, financial position, results of operations and cash flows.

Other Matters

 Future Outlook

  Beginning in the fourth quarter of fiscal 1997, the Company began to experience, as did other direct retailers, a significant softening of consumer demand particularly for upscale womens' fashions such as those featured by the Company in its Spirit of the West catalog. Although this downturn has subsequently subsided, consumer demand for upscale womens' fashions remains soft and inconsistent. In light of the continuing uncertain state of this niche of the marketplace, the Company has modified its growth expectations and proceeded cautiously in its mailings of Spirit of the West. Particularly, the Company has curtailed its previously aggressive prospect mailings of Spirit of the West until a reasonably sustained improvement in consumer demand for upscale womens' fashions is noted. However, pending such upturn, the Company and its new chief merchant have embarked on a program to significantly revamp the Spirit of the West fashions. Until consumer demand for upscale womens' apparel recovers and the Company begins to debut its new Spirit of the West fashions beginning in the Fall of 1999, the growth and financial performance of the Company's Northcountry and Bed & Bath catalogs will likely be diminished by the financial performance of Spirit of the West.

  During the third quarter of fiscal 1998, the Company announced that it had decided to discontinue its Milepost Four mens' apparel catalog as its performance did not meet the Company's long-term growth expectations. Management of the Company is continuing to evaluate proposals it has received from parties interested in purchasing the Milepost Four catalog and expects to reach a decision in the first quarter of fiscal 1999. The Company does not expect any material loss to be realized from this disposition.

  The Company's activity and sales through its web site increased during fiscal 1998 from that experienced during fiscal 1997. While Internet-related sales remained immaterial to the Company's overall financial results for fiscal 1998, the increase realized from this new sales channel was substantial on a percentage basis. Therefore, the Company recently committed to increase the number of products offered for sale on its web site and to improve the site's structure and capacity to handle the additional customer demand. In this connection, the Company has formed an Internet Commerce Division to be personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer.

 Year 2000 Compliance

  Coldwater Creek remains engaged in an enterprise-wide Year 2000 project. A project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail is guiding the team in its continuing efforts.

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

  Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications. Year 2000 compliance inquiry letters have been sent to all major vendors and the responses received to date are currently being evaluated. Project team members have conducted site visits to the Company's two major telecommunications vendors and its major computer hardware vendor for detailed briefings on Year 2000 preparedness. Additional follow-up site visits will be conducted as deemed necessary. Year 2000 compliance provisions have also been added to all significant contracts and purchase orders.

  The project team's initial review of the Company's systems identified two application systems and two system software components which were not Year 2000 compliant. The first application system, which is an interface to the Company's accounting system, has been upgraded by the vendor to be Year 2000 compliant at no incremental cost to the Company. The second application system, which is a payroll system, will either be upgraded or replaced at an immaterial cost to the Company no later than June 1999. The identified system software components were already scheduled to be upgraded during 1999 and represent an immaterial cost to the Company.

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

  The Company's Year 2000 compliance program also includes the testing of all major systems containing embedded technologies. The Year 2000 compliance shortcomings detected to date in these systems have generally involved telecommunications components and have been minor in nature. The correcting upgrades were completed during the first calendar quarter of 1999 at an immaterial cost to the Company.

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

 Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for the Company's fiscal 2000 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred and is effective for the Company's fiscal 1999 consolidated financial statements. As the Company did not have any significant deferred start-up costs at February 27, 1999, the adoption of SOP 98-5 will not have a material impact on the Company's consolidated financial statements.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase, are to be expensed. SOP 98-1 is effective for the Company's fiscal 1999 consolidated financial statements. Management does not expect the adoption of SOP 98-1 to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Coldwater Creek is not exposed to financial market risks from changes in foreign currency exchange rates and is only minimally impacted by changes in interest rates. Borrowings under the Company's bank credit facility are at a variable rate of interest and, based on the current level of borrowings, the Company experiences only modest changes in interest expense when market interest rates change. However, in the future, the Company may enter into transactions denominated in non-U.S. currencies or increase the level of its borrowings, which could increase the Company's exposure to these market risks. The Company has not used, and currently does not contemplate using, any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   37

Consolidated Balance Sheets as of February 27, 1999 and February 28,
 1998....................................................................   38

Consolidated Statements of Operations for the fiscal years ended February
 27, 1999, February 28, 1998 and March 1, 1997...........................   39

Consolidated Statements of Stockholders' Equity for the fiscal years
 ended February 27, 1999, February 28, 1998 and March 1, 1997............   40

Consolidated Statements of Cash Flows for the fiscal years ended February
 27, 1999, February 28, 1998 and March 1, 1997...........................   41

Notes to Consolidated Financial Statements...............................   42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Coldwater Creek Inc.:

  We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiary as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 27, 1999, February 28, 1998 and March 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiary as of February 27, 1999 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boise, Idaho
April 23, 1999

                      COLDWATER CREEK INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                      February 27, February 28,
                                                          1999         1998
                                                      ------------ ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................   $    149     $   331
  Receivables........................................      2,683       4,019
  Inventories........................................     56,474      53,051
  Prepaid expenses...................................      1,234       2,729
  Prepaid catalog costs..............................      4,274       2,794
                                                        --------     -------
    TOTAL CURRENT ASSETS.............................     64,814      62,924
Deferred catalog costs...............................      3,195       7,020
Property and equipment, net..........................     31,236      26,661
Executive loans......................................      1,376       1,620
                                                        --------     -------
    TOTAL ASSETS.....................................   $100,621     $98,225
                                                        ========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit...........................   $  9,938     $10,264
  Accounts payable...................................     17,086      27,275
  Accrued liabilities................................      7,668      10,517
  Income taxes payable...............................      4,445         --
  Deferred income taxes..............................      1,080         919
                                                        --------     -------
    TOTAL CURRENT LIABILITIES........................     40,217      48,975
Deferred income taxes................................        298         375
                                                        --------     -------
    TOTAL LIABILITIES................................     40,515      49,350
                                                        --------     -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding...........        --          --
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 10,183,117 and 10,120,118 issued and
   outstanding, respectively.........................        102         101
  Additional paid-in capital.........................     39,287      38,748
  Retained earnings..................................     20,717      10,026
                                                        --------     -------
    TOTAL STOCKHOLDERS' EQUITY.......................     60,106      48,875
                                                        --------     -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......   $100,621     $98,225
                                                        ========     =======

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                    Fiscal Year Ended
                                            ----------------------------------
                                            February 27, February 28, March 1,
                                                1999         1998       1997
                                            ------------ ------------ --------
Net sales..................................   $325,231     $246,697   $143,059
Cost of sales..............................    156,198      120,126     66,430
                                              --------     --------   --------
  GROSS PROFIT.............................    169,033      126,571     76,629
Selling, general and administrative ex-
 penses....................................    150,655      107,083     64,463
                                              --------     --------   --------
  INCOME FROM OPERATIONS...................     18,378       19,488     12,166
Interest, net, and other...................       (697)          57       (153)
                                              --------     --------   --------
  INCOME BEFORE PROVISION FOR INCOME TAXES.     17,681       19,545     12,013
Provision for income taxes.................      6,990        7,857      1,197
                                              --------     --------   --------
  NET INCOME...............................   $ 10,691     $ 11,688   $ 10,816
                                              ========     ========   ========
  NET INCOME PER SHARE--BASIC..............   $   1.05     $   1.15   $   1.46
                                              ========     ========   ========
  NET INCOME PER SHARE--DILUTED............   $   1.02     $   1.10   $   1.41
                                              ========     ========   ========

PRO FORMA INCOME DATA (UNAUDITED):
  Net income as reported above.............        n/a          n/a   $ 10,816
  Pro forma provision for income taxes.....        n/a          n/a      4,929
                                                                      --------
  PRO FORMA NET INCOME.....................        n/a          n/a   $  5,887
                                                                      ========
  PRO FORMA NET INCOME PER SHARE--BASIC....        n/a          n/a   $   0.68
                                                                      ========
  PRO FORMA NET INCOME PER SHARE--DILUTED..        n/a          n/a   $   0.66
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                             Retained
                                 Common Stock   Additional   Earnings
                               ----------------  Paid-in   (Accumulated
                               Shares Par Value  Capital     Deficit)    Total
                               ------ --------- ---------- ------------ -------
BALANCE, MARCH 2, 1996.......   7,245   $ 72     $     1     $ 14,452   $14,525
Net income...................     --     --          --        10,816    10,816
Initial public offering......   2,875     29      38,747          --     38,776
Distributions to
 Stockholders................     --     --          --       (26,930)  (26,930)
                               ------   ----     -------     --------   -------
BALANCE, MARCH 1, 1997.......  10,120   $101     $38,748     $ (1,662)  $37,187
Net income...................     --     --          --        11,688    11,688
                               ------   ----     -------     --------   -------
BALANCE, FEBRUARY 28, 1998...  10,120   $101     $38,748     $ 10,026   $48,875
Net income...................     --     --          --        10,691    10,691
Net proceeds from exercise of
 stock options...............      63      1         539          --        540
                               ------   ----     -------     --------   -------
BALANCE, FEBRUARY 27, 1999...  10,183   $102     $39,287     $ 20,717   $60,106
                               ======   ====     =======     ========   =======




   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           February 27, February 28, March 1,
                                               1999         1998       1997
                                           ------------ ------------ ---------
OPERATING ACTIVITIES:
  Net income..............................  $  10,691    $  11,688   $  10,816
                                            ---------    ---------   ---------
Noncash items:
  Depreciation and amortization...........      5,691        3,738       2,176
  Deferred income tax (benefit) provision.       (100)         988         746
Net change in current assets and liabili-
 ties:
  Receivables.............................      1,336       (1,677)       (769)
  Inventories.............................     (3,423)     (27,772)    (17,027)
  Prepaid expenses........................      1,495       (2,273)       (308)
  Prepaid catalog costs...................     (1,480)      (1,419)       (797)
  Accounts payable........................    (10,189)       9,924      10,715
  Accrued liabilities.....................     (2,849)       4,968       3,019
  Current and deferred income tax liabili-
   ties...................................      4,629         (451)        451
Decrease (increase) in deferred catalog
 costs....................................      3,825       (3,673)     (1,265)
                                            ---------    ---------   ---------
    NET CASH PROVIDED BY (USED IN) OPERAT-
     ING ACTIVITIES.......................  $   9,626     $ (5,959)  $   7,757
                                            ---------    ---------   ---------
INVESTING ACTIVITIES:
  Purchase of property and equipment......  $ (10,266)   $ (10,319)  $ (11,883)
  Repayments of (loans to) executives.....        244       (1,620)        --
                                            ---------    ---------   ---------
    NET CASH USED IN INVESTING ACTIVITIES.  $ (10,022)   $ (11,939)  $ (11,883)
                                            ---------    ---------   ---------
FINANCING ACTIVITIES:
  Net (repayments of) advances under re-
   volving line of credit.................  $    (326)   $  10,264   $     --
  Payments on capital leases..............        --           --         (173)
  Net proceeds from exercise of stock op-
   tions..................................        540          --          --
  Net proceeds from initial public offer-
   ing of common shares...................        --           --       38,776
  Distributions to stockholders...........        --        (1,130)    (25,800)
                                            ---------    ---------   ---------
    NET CASH PROVIDED BY FINANCING ACTIVI-
     TIES.................................  $     214    $   9,134   $  12,803
                                            ---------    ---------   ---------
    NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS.....................       (182)      (8,764)      8,677
    Cash and cash equivalents, beginning..        331        9,095         418
                                            ---------    ---------   ---------
    CASH AND CASH EQUIVALENTS, ENDING.....  $     149    $     331   $   9,095
                                            =========    =========   =========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid for interest..................  $   1,012    $      99   $     243
  Cash paid for income taxes..............      1,546        8,170         --

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Organizational Structure and Nature of Operations

  Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings, primarily marketing its merchandise through regular catalog mailings. The Company also operates full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming where it primarily sells catalog items and unique store merchandise. Additionally, the Company maintains an interactive Internet web site (www.coldwater-creek.com) from which merchandise may be viewed and purchased.

  Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates twelve outlet stores in the United States as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany balances and transactions have been eliminated.

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

 Reclassifications

  Certain amounts in the consolidated financial statements for the prior fiscal year periods have been reclassified to be consistent with the current fiscal year's presentation.

 Revenue Recognition

  The Company recognizes sales and the related cost of sales at the time merchandise is shipped to customers. The Company provides an allowance for returns based on historical experience and future expectations. Shipping and handling fees charged to customers and list rental income are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Collections for unshipped orders are reflected as a component of accounts payable.

 Cash and Cash Equivalents

  Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

 Inventories

  Inventories primarily consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

                      COLDWATER CREEK INC. AND SUBSIDIARY

Catalog Costs

  Catalog costs include all direct costs associated with the production and mailing of the Company's direct mail catalogs and are classified as prepaid catalog costs until the catalogs are mailed.

  When the Company's catalogs are mailed, these costs are reclassified as deferred catalog costs and amortized over the periods in which the related revenues are expected to be realized. Substantially all revenues are generated within the first three months after a catalog is mailed. Catalog expenses were $95.7 million in fiscal 1998, $66.6 million in fiscal 1997 and $38.7 million in fiscal 1996.

 Property and Equipment

  Property and equipment are recorded at cost. Cost includes expenditures for major additions and improvements as well as any incremental interest costs incurred during the period in which activities necessary to get the asset ready for its intended use are in progress (interest not significant for any period presented). Maintenance and repairs which do not extend the useful life of property or equipment are charged to operations as incurred.

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

 Leases

  Any leased asset for which the Company assumes substantially all risks and rewards of ownership is capitalized as property and equipment with a corresponding liability recorded (amounts not significant for any period presented). All other leases are accounted for as operating leases with the related rental expenses charged to operations as incurred.

 Income Taxes

  Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Prior to its initial public offering of common stock on January 29, 1997, the Company elected to be treated as an S-corporation for federal and state income tax purposes. Accordingly, the consolidated statement of operations for fiscal 1996 does not include a provision for income taxes for results relating to the period in which the Company was an S-corporation as the taxable income of the Company was included in the individual tax returns of the stockholders. The unaudited pro forma provision for income taxes included in the consolidated statement of operations for fiscal 1996 represents the estimated federal and state income tax provision that would have been incurred had the Company been treated as a C-corporation for tax purposes.

 Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, trade receivables and payables, executive loans and borrowings under the revolving line of credit for which the carrying amounts approximate fair value in all material respects.

                      COLDWATER CREEK INC. AND SUBSIDIARY

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The statement superceded Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revised the computation and presentation of earnings per share. Basic earnings per share, which replaced primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaced fully diluted earnings per share, reflects the potential dilution that could occur under the treasury stock method if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

 Segment Reporting

  As of February 27, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to disclose financial and descriptive information about their reportable operating segments as regularly evaluated by the chief operating decision makers. The Company's chief operating decision makers consist of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management believes that it manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

  The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, principally Canada and Japan, have been less than ten percent of net sales in each reported period. Net sales of apparel products represented 70%, 71% and 65% of the Company's total consolidated net sales during fiscal years 1998, 1997 and 1996, respectively. The remaining net sales were made up of gifts, jewelry and home furnishings.

 Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for the Company's fiscal 2000 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred and is effective for the Company's fiscal 1999 consolidated financial statements. As the Company did not have any significant deferred start-up costs at February 27, 1999, the adoption of SOP 98-5 will not have a material impact on the Company's consolidated financial statements.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for

                      COLDWATER CREEK INC. AND SUBSIDIARY

Internal Use". Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase are to be expensed. SOP 98-1 is effective for the Company's fiscal 1999 consolidated financial statements. Management does not expect the adoption of SOP 98-1 to have a material impact on the Company's consolidated financial statements.

2. PROPERTY AND EQUIPMENT

    Property and equipment, net, consists of:

                                                       February 27, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                            (in thousands)
     Land.............................................   $ 1,899      $1 ,899
     Building and land improvements...................    14,769       14,383
     Furniture and fixtures...........................     3,461        2,434
     Machinery and equipment..........................    24,871       16,018
                                                         -------      -------
                                                          45,000       34,734
     Less: accumulated depreciation...................    13,764        8,073
                                                         -------      -------
                                                         $31,236      $26,661
                                                         =======      =======

  Historically, the Company has leased primarily retail and outlet store space under operating leases. Certain of these leases provide for percentage rentals on sales above specified minimums and contain renewal options. Aggregate rent expense incurred under these operating leases was $1,824,000, $1,042,000 and $508,000 for fiscal years 1998, 1997 and 1996, respectively. Certain of these leases, as well as the lease for the Company's new East Coast Operations Center scheduled to commence operations during the Summer of 1999, are noncancellable and have aggregate minimum lease payment requirements as of February 27, 1999 of $3,420,000 in fiscal 1999, $3,746,000 in fiscal 2000,
$3,558,000 in fiscal 2001, $3,450,000 in fiscal 2002, and $3,036,000 in fiscal
2003, with total payments thereafter of $36,254,000.

3. REVOLVING LINE OF CREDIT

  On June 29, 1998, the Company executed an agreement with First Security Bank, N.A., a major Northwest commercial bank, providing for $50.0 million in credit facilities, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit

                      COLDWATER CREEK INC. AND SUBSIDIARY
facility, which replaced the Company's $35.0 million credit facility with US Bank, has a maturity date of June 30, 2001.

  At February 27, 1999, the Company had outstanding letters of credit totaling $5.3 million. In the Company's past experience, no material claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required.

4. ACCRUED LIABILITIES

    Accrued liabilities consist of:

                                                      February 27, February 28,
                                                          1999         1998
                                                      ------------ ------------
                                                           (in thousands)
     Accrued payroll, related taxes and benefits.....    $4,031      $ 3,754
     Accrued sales returns...........................     3,384        6,035
     Other...........................................       253          728
                                                         ------      -------
                                                         $7,668      $10,517
                                                         ======      =======

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

                      COLDWATER CREEK INC. AND SUBSIDIARY

6. EARNINGS PER SHARE

  The following is a reconciliation of net income and the number of common shares used in the computations of historical and pro forma net income per basic and diluted share (in thousands):

                                                    Fiscal Years Ended
                                           -------------------------------------
                                           February 27, February 28,  March 1,
                                               1999         1998        1997
                                           ------------ ------------ -----------
                                                                     (pro forma,
                                                                     unaudited)
Net income...............................    $10,691      $11,688      $10,816
                                             =======      =======      =======
Average shares outstanding used to
 determine net income per basic common
 share...................................     10,167       10,120        7,390
Net effect of dilutive stock options
 based on the treasury
 stock method using average market price
 (1).....................................        336          513          266
                                             -------      -------      -------
Average shares used to determine net
 income per diluted common share.........     10,503       10,633        7,656
                                             =======      =======      =======
Pro forma net income.....................    $   --       $   --       $ 5,887
                                             =======      =======      =======
Average shares outstanding used to
 determine net income per basic common
 share...................................        --           --         7,390
Initial public offering common shares
 necessary to fund
 distribution of S-corporation retained
 earnings................................        --           --         1,227
                                             -------      -------      -------
Average shares used to determine pro
 forma net income per basic common share.        --           --         8,617
Net effect of dilutive stock options
 based on the treasury
 stock method using average market price
 (1).....................................        --           --           266
                                             -------      -------      -------
Average shares used to determine pro
 forma net income
 per diluted common share................        --           --         8,883
                                             =======      =======      =======

--------
(1) Anti-dilutive stock options excluded from the above computations were 354, 227 and 0 for fiscal years 1998, 1997 and 1996, respectively.

7. INCOME TAXES

  The Company's income tax provisions include the following:

                                                     Fiscal Years Ended
                                             ----------------------------------
                                             February 27, February 28, March 1,
                                                 1999         1998       1997
                                             ------------ ------------ --------
                                                       (in thousands)
Current income tax provision:
 Federal....................................    $5,816       $5,980     $  388
 State......................................     1,274          889         63
Deferred income tax (benefit) provision
 Federal....................................       (82)         860        642
 State......................................       (18)         128        104
                                                ------       ------     ------
  Total income tax provision................    $6,990       $7,857     $1,197
                                                ======       ======     ======

                      COLDWATER CREEK INC. AND SUBSIDIARY

  Reconciliations of the statutory U.S. federal income tax rate and the Company's effective income tax rates are as follows:

                                                      Fiscal Years Ended
                                              ----------------------------------
                                              February 27, February 28, March 1,
                                                  1999         1998       1997
                                              ------------ ------------ --------
Statutory income tax rate....................     35.0%        35.0%      34.0%
State income taxes, net of federal benefit...      4.5          5.2       (0.2)
S-corporation income taxed to shareholders...      --           --       (35.3)
S-corporation termination....................      --           --        11.3
Other........................................      --           --         0.2
                                                  ----         ----      -----
  Effective income tax rate..................     39.5%        40.2%      10.0%
                                                  ====         ====      =====

  Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of the deferred tax assets and liabilities as of February 27, 1999 and February 28, 1998 are as follows (in thousands):

                                         February 27, 1999   February 28, 1998
                                         ------------------- -------------------
                                         Current  Noncurrent Current  Noncurrent
                                         -------  ---------- -------  ----------
Assets:
  Inventories........................... $   --      $--     $  (362)    $--
  Accrued sales returns.................  (1,340)     --      (2,426)     --
  Other.................................    (537)     --        (238)     --
                                         -------     ----    -------     ----
    Total deferred tax assets........... $(1,877)    $--     $(3,026)    $--
                                         =======     ====    =======     ====
Liabilities:
  Prepaid and deferred catalog costs.... $ 2,957     $--     $ 3,945     $--
  Tax basis depreciation................      --      298        --       375
                                         -------     ----    -------     ----
    Total deferred tax liabilities...... $ 2,957     $298    $ 3,945     $375
                                         -------     ----    -------     ----
    Net deferred tax liabilities........ $ 1,080     $298    $   919     $375
                                         =======     ====    =======     ====

8. RETIREMENT PLAN

  Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer their current compensation by up to certain statutorily prescribed annual limits and to contribute such amounts to the 401(k) Plan. Contributions to the 401(k) Plan and income earned on the contributions are not taxable to employees until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been working with the Company for one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' contribution and provides a discretionary profit sharing contribution based on overall profitability of the Company. The Company recognized contribution expense of $589,000, $445,000 and $251,000 for the fiscal years 1998, 1997 and 1996, respectively.

9. 1996 STOCK OPTION/STOCK ISSUANCE PLAN

  The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the stockholders on March 4, 1996. Under the 1996 Plan,

                      COLDWATER CREEK INC. AND SUBSIDIARY

1,111,847 shares of common stock were initially authorized for issuance. On February 13, 1998, the Company's Board of Directors authorized an additional 350,000 shares of common stock for issuance which was approved by a majority of shareholders on July 11, 1998. The Board may amend or modify the 1996 Plan at any time, subject to certain limitations. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board.

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

  Under the Discretionary Option Grant component of the 1996 Plan, certain key management employees and several hundred other employees have been granted options which remain outstanding at February 27, 1999 to purchase 557,970 shares and 622,175 shares of common stock, respectively. Similarly, under the Automatic Option Grant Program component of the 1996 Plan, non-employee Board members have been granted options which remain outstanding at February 27, 1999 to purchase 63,536 shares of common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program subject to earlier expiration for vested options not exercised following termination of employment and have a maximum term of ten years under the Automatic Option Grant Program subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

  A summary of the status of the Company's stock options as of February 27, 1999 and February 28, 1998, and changes during the fiscal years then ended, are presented below:

                                 February 27, 1999                 February 28, 1998
                          --------------------------------- ---------------------------------
                                                   Weighted                          Weighted
                                                   Average                           Average
                                       Exercise    Exercise              Exercise    Exercise
                           Options       Price      Price    Options       Price      Price
                          ---------  ------------- -------- ---------  ------------- --------
Outstanding at beginning
 of period..............  1,137,687  $ 6.58--41.50  $15.77    874,795  $ 6.58--20.25  $10.77
Granted.................    279,616   10.06--27.50   17.23    346,792   12.38--41.50   28.55
Exercised...............    (62,999)   6.58--17.50    8.57        --             --      --
Forfeited...............   (110,623)   6.58--41.50   17.97    (83,900)  12.38--29.00   16.22
                          ---------  -------------  ------  ---------  -------------  ------
Outstanding at end of
 period.................  1,243,681  $ 6.58--41.50  $16.27  1,137,687  $ 6.58--41.50  $15.77
                          =========  =============  ======  =========  =============  ======
Exercisable.............    447,908  $ 6.58--41.50  $14.06    218,699  $ 6.58--20.25  $10.75
                          =========  =============  ======  =========  =============  ======

                      COLDWATER CREEK INC. AND SUBSIDIARY

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

  Beginning in fiscal 1996, the year the stock option plan was adopted, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                      Fiscal Years Ended
                                              ----------------------------------
                                              February 27, February 28, March 1,
                                                  1999         1998       1997
                                              ------------ ------------ --------
Risk free interest rate......................      5.2%         6.0%       6.2%
Expected volatility..........................     72.3%        54.7%         *
Expected life (in years).....................        7            7          7
Expected dividends...........................     None         None       None

--------
* No expected volatility for fiscal 1996 as options were granted prior to and concurrent with the initial public offering.

  Had compensation cost for the 1996 Plan been determined consistent with SFAS No. 123, the Company's net income, pro forma net income and related net income per basic and diluted share amounts would have been reduced as follows:

                                                    Fiscal Years Ended
                                           -------------------------------------
                                           February 27, February 28,  March 1,
                                               1999         1998        1997
                                           ------------ ------------ -----------
                                                                     (pro forma,
                                                                     unaudited)
Net income (in thousands).................   $(1,680)      $ (811)     $ (296)
Net income per share--Basic...............   $ (0.17)      $(0.08)     $(0.04)
Net income per share--Diluted.............   $ (0.16)      $(0.08)     $(0.04)
Pro forma net income (in thousands).......       --           --       $ (179)
Pro forma net income per share--Basic.....       --           --       $(0.02)
Pro forma net income per share--Diluted...       --           --       $(0.02)

  The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

                      COLDWATER CREEK INC. AND SUBSIDIARY

  The following table provides summarized information about stock options outstanding at February 27, 1999:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                      Contractual Average              Average
                            Options      Life     Exercise   Options   Exercise
                          Outstanding   (Years)    Price   Exercisable  Price
Range of Exercise Prices  ----------- ----------- -------- ----------- --------
$00.00--$09.99...........   352,969       7.1      $ 6.58    176,485    $ 6.58
$10.00--$19.99...........   568,379       8.5      $14.65    201,709    $15.06
$20.00--$29.99...........   163,857       8.9      $25.13     27,638    $26.63
$30.00--$39.99...........   128,176       8.8      $32.95     42,076    $32.33
$40.00--$49.99...........    30,300       9.0      $41.50        --        --

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

  In January 1997, the Company's Board of Directors approved a 1.67 for 1 stock split, in the form of a stock dividend, of the Company's outstanding common stock. All common share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this stock split and the stock conversion discussed above.

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

  The Agreement continues to provide that (i) the existing stockholders will be indemnified by the Company with respect to federal and state income tax liabilities as a result of an adjustment to the Company's taxable income which increases the tax liability of the existing stockholders for taxable periods ending prior to the termination of the S-corporation status, and (ii) the existing stockholders will indemnify the Company with respect to any federal and state tax liabilities as a result of an adjustment which decreases the existing stockholders' tax liability for taxable periods ending prior to the termination of the Company's S-corporation status and correspondingly increases the tax liability of the Company for a taxable period commencing on or after the termination of the Company's S- corporation status.

12. CONTINGENCIES

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the

                      COLDWATER CREEK INC. AND SUBSIDIARY

Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

  The Company's retailing business is based solely in the states of Idaho, West Virginia and Wyoming, and accordingly, the Company only collects sales taxes from customers residing in those states. The Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., owns and operates outlet stores throughout the United States and pays sales tax and applicable corporate income, franchise and other taxes to the states in which outlets are located. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied only on a prospective basis.

13. PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS DATA (UNAUDITED)

  The unaudited pro forma income data appearing on the consolidated statements of operations reflects historical net income adjusted for pro forma income taxes. Pro forma income taxes are reported at an assumed 39.5% effective rate, reflecting prevailing federal and state statutory rates at the time of the Company's initial public offering, as if the Company had been a C-corporation rather than an S-corporation for the fiscal periods preceding its initial public offering on January 29, 1997. The historical and pro forma net income for fiscal year 1996 includes a non-recurring, non-cash charge of $1.4 million to recognize deferred income taxes related to the termination of the Company's S-corporation status. Pro forma net income per share--Basic is based on the pro forma weighted average number of common shares outstanding consisting of
(i) the actual weighted average shares outstanding and (ii) the additional shares from which the net proceeds, based on the Company's initial public offering price of $15 per share, would have been necessary to fund an assumed distribution of the S-corporation retained earnings balance at January 29, 1997 and March 2, 1996, as applicable. Pro forma net income per share--Diluted additionally includes the dilutive effects of common shares issuable under outstanding stock options based on the treasury stock method. The funding shares deemed to have been outstanding were 1,227,000 in fiscal 1996.

                      COLDWATER CREEK INC. AND SUBSIDIARY

14. Quarterly Results of Operations (unaudited)

                                                           Fiscal 1998
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (in thousands, except for per
                                                           share data)
Net sales....................................... $79,937 $60,952 $94,730 $89,613
Gross profit....................................  41,812  29,984  48,983  48,254
Selling, general and administrative expense.....  40,390  28,776  41,094  40,395
Income from operations..........................   1,422   1,208   7,889   7,859
Net income...................................... $   703 $   556 $ 4,513 $ 4,919
Net income per share--Basic..................... $  0.07 $  0.05 $  0.44 $  0.48
Net income per share--Diluted................... $  0.07 $  0.05 $  0.43 $  0.48
                                                           Fiscal 1997
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (in thousands, except for per
                                                           share data)
Net sales....................................... $51,002 $36,389 $77,242 $82,064
Gross profit....................................  26,665  18,237  39,544  42,125
Selling, general and administrative expense.....  23,374  17,495  32,397  33,817
Income from operations..........................   3,291     742   7,147   8,308
Net income...................................... $ 2,073 $   415 $ 4,340 $ 4,860
Net income per share--Basic..................... $  0.20 $  0.04 $  0.43 $  0.48
Net income per share--Diluted................... $  0.20 $  0.04 $  0.41 $  0.45

--------
  Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the executive officers of the Registrants, See Item 4--"Directors and Executive Officers" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 10, 1999, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 10, 1999, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 10, 1999, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 10, 1999, to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

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

(C) Exhibits:

  1. The following exhibits are incorporated by reference:

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  3.1 *  Amended and Restated Certificate of Incorporation
  3.2 *  Bylaws
  4.1 *  Specimen of Stock Certificate
 10.1 *  Form of Indemnity Agreement between the Registrant and each of its
         Directors
 10.2 *  Form of Agreement for Distribution of Retained Earnings and Tax
         Indemnification between the Company and Dennis and Ann Pence
 10.3 *  Lease to Coeur d'Alene Call Facility
 10.4 *  Lease to Cedar Street Bridge Store
 10.5 *  Lease to Jackson Hole Retail Store
 10.6 *  Loan Agreement dated September 9, 1996 between the Company and U.S.
         Bank of Idaho, formerly West One Bank, Idaho
 10.7 *  1996 Stock Option/Stock Issuance Plan
 10.8 *  Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance
         Plan
 10.9 *  Parkersberg Distribution Center Operating Lease
 10.10*  Credit Agreement With First Security Bank, N.A.
 23      Consent of Arthur Andersen LLP
 24.1 *  Power of Attorney (included on the signature page to S-1)
 27.1    Financial Data Schedule

--------
* PREVIOUSLY FILED

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 28th day of May, 1999.

                                          COLDWATER CREEK INC.

                                                      *Dennis Pence
                                          By: _________________________________
                                                         Dennis Pence
                                                 President, Chief Executive
                                                Officer, Secretary and Vice
                                                  Chairman of the Board of
                                                         Directors

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

          *Dennis Pence              President, Chief Executive     May 28, 1999
____________________________________  Officer, Secretary and Vice
            Dennis Pence              Chairman of the Board of
                                      Directors

            *Ann Pence               Creative Director and          May 28, 1999
____________________________________  Chairman of the Board of
             Ann Pence                Directors

          *Donald Robson             Senior Vice President, Chief   May 28, 1999
____________________________________  Financial Officer and
           Donald Robson              Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

        *Robert H. McCall            Director                       May 28, 1999
____________________________________
          Robert H. McCall

           *Curt Hecker              Director                       May 28, 1999
____________________________________
            Curt Hecker

        *Michelle Collins            Director                       May 28, 1999
____________________________________
          Michelle Collins

        *Duncan Highsmith            Director                       May 28, 1999
____________________________________
          Duncan Highsmith


     /s/ Donald Robson
*By: __________________________
         Donald Robson
       (Attorney-in-fact)

                                 EXHIBIT INDEX

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  3.1 *  Amended and Restated Certificate of Incorporation
  3.2 *  Bylaws
  4.1 *  Specimen of Stock Certificate
 10.1 *  Form of Indemnity Agreement between the Registrant and each of its
         Directors
 10.2 *  Form of Agreement for Distribution of Retained Earnings and Tax
         Indemnification between the Company and Dennis and Ann Pence
 10.3 *  Lease to Coeur d'Alene Call Facility
 10.4 *  Lease to Cedar Street Bridge Store
 10.5 *  Lease to Jackson Hole Retail Store
 10.6 *  Loan Agreement dated September 9, 1996 between the Company and U.S.
         Bank of Idaho, formerly West One Bank, Idaho
 10.7 *  1996 Stock Option/Stock Issuance Plan
 10.8 *  Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance
         Plan
 10.9 *  Parkersberg Distribution Center Operating Lease
 10.10*  Credit Agreement With First Security Bank, N.A.
 23      Consent of Arthur Andersen LLP
 24.1 *  Power of Attorney (included on the signature page to S-1)
 27.1    Financial Data Schedule

--------
* PREVIOUSLY FILED