Form 10-Q
period 1999-05-29
COLDWATER CREEK INC
filed 1999-07-13
CIK 1018005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Quarter Ended May 29, 1999

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

            YES     X                             NO
                 -------                             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                       Shares outstanding as of May 29, 1999
-------------------------------        ---------------------------------------

  Common Stock ($.01 par value)                       10,185,617

--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.   Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at May 29, 1999 and February 27, 1999..........  3

Consolidated Statements of Operations for the three month periods ended
May 29, 1999 and May 30, 1998..............................................  4

Consolidated Statements of Cash Flows for the three month periods ended
May 29, 1999 and May 30, 1998..............................................  5

Notes to Consolidated Financial Statements.................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 19


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 20

Item 2.  Changes in Securities and Use of Proceeds......................... 20

Item 3.  Defaults Upon Senior Securities................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders............... 20

Item 5.  Other Information................................................. 20

Item 6.  Exhibits and Reports on Form 8-K.................................. 20

     This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" and elsewhere in this report.

                       COLDWATER CREEK INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except for share data)

                                                                                 May 29,            February 27,
                                                                                  1999                  1999
                                                                            ------------------   -------------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 4,367                 $ 149
    Receivables                                                                         3,267                 2,683
    Inventories                                                                        50,834                56,474
    Prepaid expenses                                                                      956                 1,234
    Prepaid catalog costs                                                                 666                 4,274
                                                                            ------------------   -------------------

              Total current assets                                                     60,090                64,814

Deferred catalog costs                                                                  2,414                 3,195
Property and equipment, net of accumulated depreciation                                31,181                31,236
Executive loans                                                                         1,376                 1,376
                                                                            ------------------   -------------------
              Total assets                                                           $ 95,061             $ 100,621
                                                                            ==================   ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                                              $ -               $ 9,938
    Accounts payable                                                                   20,986                17,086
    Accrued liabilities                                                                10,164                 7,668
    Income taxes payable                                                                  820                 4,445
    Deferred income taxes                                                               1,106                 1,080
                                                                            ------------------   -------------------
              Total current liabilities                                                33,076                40,217

Deferred income taxes                                                                     272                   298
                                                                            ------------------   -------------------
              Total liabilities                                                        33,348                40,515
                                                                            ------------------   -------------------

Commitments and contingencies                                                               -                     -


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                                -                     -
    Common stock, $.01 par value, 15,000,000 shares authorized,
      10,185,617 and 10,183,117 issued and outstanding, respectively                      102                   102
    Additional paid-in capital                                                         39,325                39,287
    Retained earnings                                                                  22,286                20,717
                                                                            ------------------   -------------------
              Total stockholders' equity                                               61,713                60,106
                                                                            ------------------   -------------------
              Total liabilities and stockholders' equity                             $ 95,061             $ 100,621
                                                                            ==================   ===================


   The accompanying notes are an integral part of these financial statements

                       COLDWATER CREEK INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except for per share data)


                                                                                Three Months Ended
                                                                       -------------------------------------
                                                                           May 29,             May 30,
                                                                            1999                 1998
                                                                       ----------------    -----------------
Net sales                                                                     $ 65,135             $ 79,937

Cost of sales                                                                   30,941               38,125
                                                                       ----------------    -----------------
              Gross profit                                                      34,194               41,812

Selling, general and administrative expenses                                    31,627               40,390
                                                                       ----------------    -----------------
              Income from operations                                             2,567                1,422

Interest, net, and other                                                            46                 (247)
                                                                       ----------------    -----------------
              Income before provision for income taxes                           2,613                1,175

Provision for income taxes                                                       1,044                  472
                                                                       ----------------    -----------------
              Net income                                                       $ 1,569                $ 703
                                                                       ================    =================
              Net income per share - Basic                                      $ 0.15               $ 0.07
                                                                       ================    =================
              Net income per share - Diluted                                    $ 0.15
                                                                       ================    =================


    The accompanying notes are an integral part of these financial statements

                       COLDWATER CREEK INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                               Three Months Ended
                                                                                     ----------------------------------------
                                                                                          May 29,              May 30,
                                                                                           1999                  1998
                                                                                     ------------------   -------------------
OPERATING ACTIVITIES:
Net income                                                                                     $ 1,569                 $ 703
                                                                                     ------------------   -------------------
Noncash items:
    Depreciation and amortization                                                                1,629                 1,249
    Deferred income tax benefit                                                                      -                  (154)
Net change in current assets and liabilities:
    Receivables                                                                                   (584)               (1,085)
    Inventories                                                                                  5,640                (2,685)
    Prepaid expenses                                                                               278                   629
    Prepaid catalog costs                                                                        3,608                   296
    Accounts payable                                                                             3,900                (6,563)
    Accrued liabilities                                                                          2,496                 1,705
    Current and deferred income tax liabilities                                                 (3,625)                    -
Decrease (increase) in deferred catalog costs                                                      781                 1,571
                                                                                     ------------------   -------------------
      Net cash provided by (used in) operating activities                                     $ 15,692              $ (4,334)
                                                                                     ------------------   -------------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       $ (1,574)             $ (3,639)
                                                                                     ------------------   -------------------
      Net cash used in investing activities                                                   $ (1,574)             $ (3,639)
                                                                                     ----------------------------------------
FINANCING ACTIVITIES:
    Net (repayments of) advances under revolving line of credit                               $ (9,938)              $ 7,883
    Net proceeds from exercise of stock options                                                     38                   131
                                                                                     ------------------   -------------------
      Net cash (used in ) provided by financing activities                                    $ (9,900)              $ 8,014
                                                                                     ------------------   -------------------
        Net increase in cash and
          cash equivalents                                                                       4,218                    41
            Cash and cash equivalents, beginning                                                   149                   331
                                                                                     ------------------   -------------------
        Cash and cash equivalents, ending                                                      $ 4,367                 $ 372
                                                                                     ==================   ===================
SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                                                        $ 44                 $ 194
    Cash paid for income taxes                                                                   4,669                     -


    The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Coldwater Creek Inc. (the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, which includes consolidated financial statements for the fiscal year ended February 27, 1999.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

     References to a fiscal year refer to the calendar year in which such fiscal year commenced. The Company's fiscal year ends on the Saturday closest to February 28. References to three month periods refer to the respective thirteen weeks ended on the date indicated.

2.   RECLASSIFICATIONS

     Certain amounts in the prior period condensed consolidated financial statements have been reclassified to be consistent with the current period presentation.


3.   RECENTLY ADOPTED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase are to be expensed. SOP 98-1 was effective for the Company's fiscal 1999 financial statements. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred and was effective for the Company's fiscal 1999 financial statements. The adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.   RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 delaying the effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial statements.


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


6.   EARNINGS PER SHARE

     The following is a reconciliation of the number of common shares used in the computations of net income per basic and diluted share. Net income per basic common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per diluted common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. (in thousands):


                                                    Three Months Ended
                                             ------------------------------
                                                 May 29,        May 30,
                                                   1999           1998
                                             ------------------------------
Net income                                      $ 1,569         $   703
                                                =======         =======
Average shares outstanding used to
Determine net income per basic common
share                                            10,184          10,132


Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                    202             500
                                             -----------------------------
Average shares used to determine net
Income per diluted common share                  10,386          10,632
                                             =============================


(1) Anti-dilutive stock options excluded from the above computations for the three months ended May 29, 1999 and May 30, 1998 were 754 and 242, respectively.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   CONTINGENCIES

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


8.   SUBSEQUENT EVENT  SALE OF MILEPOST FOUR CATALOG

     In late June of 1999, the Company completed the sale of substantially all the assets underlying its Milepost Four men's apparel catalog. The purchase price consisted of $2.25 million in cash resulting in a net pre-tax, non-operating gain of $835,000. This gain will be recognized in the second fiscal quarter ending August 28, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion may contain forward-looking statements, including statements regarding the Company's strategy, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These statements are based on management's current expectations and the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside the Company's control such as customer response rates, consumer preferences, and fluctuations in paper and postage costs; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed below and elsewhere in this Form 10-Q Quarterly Report. References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday closest to February 28. References to three month periods refer to the thirteen weeks ended on the date indicated.


Overview
----------

     Coldwater Creek Inc. (the "Company") is a specialty direct mail retailer of apparel, gifts, jewelry and home furnishings. The Company markets its merchandise primarily through three distinct catalogs, an interactive Internet web site (www.coldwatercreek.com) and two full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. In response to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997. Bed & Bath's success to date encouraged the Company to recently retitle this catalog as "Home" and to expand its merchandise offerings to include furnishings for every room of the house. In response to the significantly increasing level of customer activity being experienced on its web site, the Company also recently expanded the number of clearance items available for viewing and purchase from approximately 70 items to more than 600 items. By August 31, 1999, the Company expects to make the entire spectrum of Coldwater Creek catalog items available on-line.

     Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company additionally operates thirteen outlet stores throughout the United States. These outlet stores, as well as periodic clearance catalogs and the web site, serve as the Company's primary promotional vehicles for the disposition of excess merchandise inventory.

     The Company targets middle-to-upper income households and seeks to differentiate itself from other catalog, retail and e-commerce operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies coupled with its high customer service standards and efficient order entry and fulfillment operations have allowed it to develop a unique brand identity and strong relationships with its loyal customer base. The Company plans to continue to stimulate future long-term growth through a variety of strategic initiatives designed to expand merchandise offerings, yield higher customer response rates, increase catalog circulation and promote customer use of the Company's interactive commerce web site.

     A key element of the Company's overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. During the three month periods ended May 29, 1999 and May 30, 1998, the Company mailed
36.4 million and 50.2 million catalogs, respectively. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Overview (continued)
---------------------

proprietary mailing list increased to 7.7 million names at May 29, 1999 as compared to 7.4 million names and 5.9 million names at February 27, 1999 and May 30, 1998, respectively. The Company's active customer file consisted of 2.1 million names at May 29, 1999, versus 2.0 million and 1.7 million names at February 27, 1999 and May 30, 1998, respectively.

     In analyzing the Company's financial position, results of operations and cash flows, it should be noted that the Company has experienced, and will continue to experience, seasonal fluctuations in its sales and operating results as is typical for many specialty retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. Management believes that this seasonality will continue in the future although to a lesser degree as a result of the increased representation of apparel and home furnishings within the Company's overall merchandise mix.

     In anticipation of the increased sales activity expected during November and December, the Company incurs certain significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift giving, the Company generally expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's net sales were to fall below its expectations during November and December, the Company's financial condition, results of operations and cash flows would be adversely affected. The Company does not believe its historical results of operations will necessarily be indicative of future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

     The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                 Three Months Ended
                                               May 29,         May 30,
(as a percentage of net sales)                  1999            1998
                                               ------          -------
Net sales                                      100.0%           100.0%
Cost of sales                                   47.5             47.7
                                               ------          -------
    Gross profit                                52.5             52.3

Selling, general and
  Administrative expenses                       48.6             50.5
                                               ------          -------
    Income from operations                       3.9              1.8
Interest, net, and other                         0.1             (0.3)
                                               ------          -------
    Income before provision for
      Income taxes                               4.0              1.5
Provision for income taxes                       1.6              0.6
                                               ------          -------
    Net income                                   2.4%             0.9%
                                               ======          =======

     The Company realized net sales of $65.1 million from the mailing of 36.4 million catalogs during the three months ended May 29, 1999 ("the fiscal 1999 quarter) versus net sales of $79.9 million from the mailing of 50.2 million catalogs during the three months ended May 30, 1998 ("the fiscal 1998 quarter"). The fiscal 1999 quarter reflects the Company's three current catalog titles, Northcountry, Spirit of the West and Bed & Bath, whereas the fiscal 1998 quarter also included net sales of $2.9 million from 3.0 million incremental catalog mailings primarily made to clear excess Spirit of the West merchandise inventory as well as net sales of $3.6 million from mailings of 4.7 million of the Company's recently sold Milepost Four men's apparel catalog. The Company's active customer file, defined as customers who have made a purchase during the preceding twelve months, was 2.1 million at May 29, 1999, an increase of 19.5% from 1.7 million at May 30, 1998.

     Consistent with the mailing strategy disclosed in the Company's preceding Form 10-K Annual Report, the Company maintained a conservative posture towards prospective catalog mailings during the fiscal 1999 quarter which substantially accounts for the balance of the decline in net sales as compared to the fiscal 1998 quarter. During this period, the Company cultivated its proprietary house file and focused its efforts on strengthening the balance sheet, improving operating cash flow and positioning itself to aggressively pursue increased sales opportunities from its pending new fall product offerings. This contrasts with the comparable fiscal 1998 quarter during which the Company aggressively prospected more sales by mailing more catalogs, but realized a lower return on its marketing investment.

     Gross profit decreased $7.6 million, or 18.2%, to $34.2 million for the fiscal 1999 quarter from $41.8 million for the fiscal 1998 quarter. The Company's gross profit percentage increased slightly to 52.5% during the fiscal 1999 quarter as compared to 52.3% during the fiscal 1998 quarter.

     Selling, general and administrative expenses ("SG&A") decreased by $8.8 million, or 21.7%, to $31.6 million during the fiscal 1999 quarter from $40.4 million during the fiscal 1998 quarter. SG&A expenses also decreased as a percentage of net sales to 48.6% during the fiscal 1999 quarter from 50.5% during the comparative fiscal 1998 quarter. These decreases are primarily attributable to the decreased catalog circulation costs incurred as a result of the aforementioned contraction in prospective catalog mailings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------------------

     As a result of the foregoing, operating income increased by $1.1 million, or 80.5%, to $2.6 million for the fiscal 1999 quarter from $1.4 million for the fiscal 1998 quarter. Expressed as a percentage of net sales, operating income was 3.9% for the fiscal 1999 quarter as compared to 1.8% for the fiscal 1998 quarter. Net income for the fiscal 1999 quarter was $1.6 million, up from $0.7 million for the 1998 quarter. Net income per basic and diluted share was $0.15 for the fiscal 1999 quarter, versus net income per basic and diluted share of $0.07 for the fiscal 1998 quarter.


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

     The Company has an agreement with First Security Bank, N.A., a major Northwest commercial bank, providing for $50.0 million in credit facilities, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001.

     Operating activities generated $15.7 million of positive cash flow during the fiscal 1999 quarter compared to $4.3 million of negative cash flow during the fiscal 1998 quarter. On a comparative basis, the fiscal 1999 quarter primarily reflects the Company's higher net income complimented by the positive cash flow effects of reduced merchandise inventories, lower prepaid catalog costs and increased accounts payable. These positive cash flows were slightly offset primarily by the negative cash flow effects from decreased income taxes payable. These positive operating cash flows were primarily utilized to fund $1.6 million of capital equipment expenditures, to fully pay-off the Company's $9.9 million revolving line of credit balance and to increase the Company's cash and cash equivalents balance by $4.2 million.

     Investing activities consumed $1.6 million and $3.6 million of cash during the fiscal 1999 and 1998 quarters, respectively, and consisted solely of capital equipment purchases. The fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the permanent East Coast Operations Center discussed below, and to a lesser degree, hardware and software upgrades to corporate systems. Capital expenditures directly attributable to the Company's Year 2000 compliance program discussed below have been, and are expected to remain, immaterial.

     Financing activities during the fiscal 1999 quarter consisted substantially of the repayment of the Company's previous $9.9 million revolving line of credit balance whereas the fiscal 1998 quarter consisted substantially of $7.9 million in line of credit advances. The Company had no short or long-term debt at May 29, 1999 as compared to outstanding revolving line of credit balances of $9.9 million and $18.1 million at February 27, 1999 and May 30, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

     As a result of the foregoing, the Company had $27.0 million in working capital at May 29, 1999 as compared to $24.6 million and $14.0 million at February 27, 1999 and May 30, 1998, respectively. The Company's current ratio was 1.8 at May 29, 1999 as compared to 1.6 at February 27, 1999 and 1.3 at May 30, 1998. Reflecting management's continuing efforts at increasing inventory turnover and productivity, the Company's inventories of $50.8 million at May 29, 1999 are 10.0% and 8.8% lower than the levels which existed at February 27, 1999 and May 30, 1998.

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

     Construction by the Wood County Development Authority of the permanent operations center is substantially complete with order fulfillment operations targeted to commence on or before July 31, 1999. The addition of this new facility, supported by a new information technology platform, will provide the Company with a consolidated base of operations capable of processing 120,000 customer orders a day thereby enabling the Company to continue its historical commitment to providing the highest possible standard of customer service. In addition, the new facility will enable the Company to rapidly expand its Internet sales channel and build upon the success of its Bed & Bath line by increasing the current offering of home furnishings. Once completed, the Company will also transition the operations of its Parkersburg customer service call center, currently residing in other leased premises, into the new operations center.

     The Company will incur annual lease expense for the permanent operations center of approximately $2.2 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

     Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination" locations near major national parks or other resort areas. The Company currently operates two retail store complexes located in Sandpoint, Idaho and Jackson Hole, Wyoming. Management will continue to consider the opening of retail stores in the future as prime locations become available. In this regard, the Company is currently actively evaluating the possibility of establishing retail store complexes in Seattle, Washington and Plano, Texas during fiscal 1999. It is contemplated that each such retail store would be leased with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $2 million to $4 million.

     During the balance of fiscal 1999, the Company plans to make between $7 million and $10 million in additional capital expenditures to support its anticipated continued growth. The majority of these capital expenditures will constitute equipment and technology for the East Coast Operations Center, leasehold

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
-------------------------------------------

improvements for new retail store locations and technological upgrades for the interactive commerce web site. These expenditures are expected to be funded from available cash balances, and to the extent necessary, the Company's existing bank credit facility.

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


Other Matters
--------------

Future Outlook
--------------

     Beginning in the fourth quarter of fiscal 1997, the Company began to experience, as did other direct retailers, a significant softening of consumer demand particularly for upscale womens' fashions such as those featured by the Company in its Spirit of the West catalog. In light of the continuing uncertain state of this niche of the marketplace, the Company has modified its growth expectations and proceeded cautiously in its mailings of Spirit of the West. Particularly, the Company has curtailed its previously aggressive prospect mailings of Spirit of the West until a reasonably sustained improvement in consumer demand for upscale womens' fashions is noted. However, pending such upturn, the Company and its new chief merchant have embarked on a program to significantly revamp the Spirit of the West fashions. Until consumer demand for upscale womens' apparel recovers and the Company begins to debut its new Spirit of the West fashions beginning in the Fall of 1999, the growth and financial performance of the Company's Northcountry and Home catalogs could be diminished by the financial performance of Spirit of the West.

     During the third quarter of fiscal 1998, the Company announced that it had decided to discontinue its Milepost Four mens' apparel catalog as its performance did not meet the Company's long-term growth expectations. In late June of 1999, the Company completed the sale of substantially all the assets underlying its Milepost Four catalog. The purchase price consisted of $2.25 million in cash resulting in a net pre-tax, non-operating gain of $835,000. This gain will be recognized in the second fiscal quarter ending August 28, 1999. Partially offsetting this gain will be non-recurring, pre-tax start-up expenses associated with the opening of the permanent East Coast Operations Center of approximately $0.3 million to $0.6 million.

     The Company's activity and sales through its web site (www.coldwatercreek.com) has continued to increase at a rapid rate. While Internet-related sales remained immaterial to the Company's overall financial results for the fiscal 1999 quarter, the increase realized from this new sales channel was substantial on a percentage basis. With over 600 outlet items currently being offered, the Company's web site is also proving to be a cost-effective channel for liquidating overstock catalog items. The Company continues to increase the number of products offered for sale on its web site and to improve the site's structure and capacity to handle the additional customer demand. By the end of August, the Company anticipates being able to offer its Internet customers the entire spectrum of merchandise featured in its three catalog titles. During the Fall, the Company will be heavily marketing its web site in order to fully benefit from the upcoming Christmas season. The Company's Internet Commerce Division is personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Matters (continued)
-------------------------

Year 2000 Compliance
----------------------

     Coldwater Creek remains engaged in an enterprise-wide Year 2000 project. A project leader coordinates a team that includes representatives from every department. A comprehensive project plan that defines each objective and task in detail is guiding the team in its continuing efforts.

     The Company does not sell any products that must be brought into Year 2000 compliance. However, the Company does rely upon many vendors and suppliers for their products and services. The Company has evaluated key vendor preparedness, as well as its own, by conducting interviews, obtaining compliance representation letters, and when deemed necessary, conducting comprehensive tests. Such vendors include, in addition to significant merchandise vendors, providers of hardware and software computing products, telecommunication systems and components, facilities and related systems, and office equipment.

     Although most of the Company's major systems are supplied by third-party vendors who bear the financial burden of bringing such systems into compliance, the Company's project team will maintain an active dialog with these vendors to ensure the adequacy and timeliness of required modifications. Year 2000 compliance inquiry letters have been sent to all major vendors and the responses have been received and evaluated. Project team members have conducted site visits to the Company's two major telecommunications vendors and its major computer hardware vendor for detailed briefings on Year 2000 preparedness. Additional follow-up site visits will be conducted as deemed necessary. Year 2000 compliance provisions have also been added to all significant contracts and purchase orders.

     The project team's review of the Company's major systems identified two application systems and two system software components which were not Year 2000 compliant. The two application systems, which were an interface to the Company's accounting system and a payroll system, have been upgraded to be Year 2000 compliant at no material cost to the Company.

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

     The Company's Year 2000 compliance program also includes the testing of all major systems containing embedded technologies. The Year 2000 compliance shortcomings detected in these systems have generally involved telecommunications components and have been minor in nature. The correcting upgrades were completed during the first calendar quarter of 1999 at an immaterial cost to the Company.

     The Company expects to complete its Year 2000 compliance evaluation program, including the development of contingency plans to manage all identified areas of perceived risk, by August 1999. At this time, the Company continues to believe that the balance of the costs to be incurred in connection with its Year 2000 compliance program will be immaterial to the Company's financial position, results of operations and cash flows.

Recently Issued Accounting Standards Not Yet Adopted
----------------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 delaying the effective date of SFAS No.
133. SFAS No. 133, as amended, is effective for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Matters (continued)
-------------------------

Recently Issued Accounting Standards Not Yet Adopted (continued)
----------------------------------------------------------------

Company's fiscal 2001 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133 to have a material impact on the Company's consolidated financial statements.


Risk Factors
------------

Competition
------------

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


Reliance on Catalog Operations
------------------------------

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

Reliance on Catalog Operations (continued)
------------------------------------------

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


Risks Associated with Growth Strategy
-------------------------------------

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

     Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination locations" such as locations near major national parks or other resort areas. The Company currently operates catalog-themed, full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Management will continue to consider the opening of additional retail stores in the future as prime locations become available. To date, the Company has had limited experience operating retail stores, particularly stores outside the vicinity of its headquarters. The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs,including costs associated with real estate, inventory maintenance and staffing. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Risk Factors (continued)
------------------------

Risks Associated with Growth Strategy (continued)
-------------------------------------------------

     Management's long-term brand building strategy also includes increased promotion of the Company's interactive Internet commerce web site. While Internet-related sales remained immaterial to the Company's overall financial results for the fiscal year ended February 27, 1999 and fiscal quarter ended May 29, 1999, the increases realized from this new sales channel were substantial on a percentage basis. Therefore, the Company recently committed to increase the number of products offered for sale on its web site and to improve the site's structure and capacity to handle the additional customer demand. In this regard, the Company has formed an Internet Commerce Division to be personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer. The development and expansion of the Company's e-commerce capabilities will entail substantial fixed costs, including costs associated with computer hardware and software, technical staffing and continuing web site maintenance and development. Failure to successfully implement this Internet-based strategy could result in significant write-offs of inventory and computer hardware and software and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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


Management of Expanding Operations
----------------------------------

     The Company's growth has resulted in an increased demand on the Company's managerial, operational and administrative resources. The Company recently has invested significant resources in its distribution facilities, management information systems and telephone infrastructure. However, in order to manage currently anticipated levels of future demand, the Company will be required to continue, among other things, to improve and integrate its management information systems and controls, including inventory management, and attract and retain qualified personnel, including middle management. In particular, the Company is in the process of expanding its distribution capabilities. There can be no assurance that any upgrades, improvements and expansions in the Company's information or telephone systems or its current expansion of its distribution facilities and operations will increase the productivity or efficiency of the Company's operations or that the same will be adequate to meet the present or future needs of the Company. Continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources and the Company may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient quantities of certain merchandise from its vendors, problems in upgrading its management information systems and delays in merchandise shipments. The inability of the Company to respond to and manage these changing business conditions could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.


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

Quarterly and Seasonal Fluctuations (continued)
-----------------------------------------------

any given period, the adverse impact of such a shortfall may be magnified by the Company's inability to adjust spending to compensate for the shortfall.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Coldwater Creek Inc. ("the Company") was held on July 10, 1999. At such meeting, the following proposals were voted upon and approved:

     1.  Proposal No. 1:  To elect to the Board two directors.

                              For              Withhold
                              ---
          Ann Pence        9,486,667           142,876

          Curt Hecker      9,485,983           143,560


     2. Proposal No. 2: Ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending March 4, 2000.

                              For      Against    Abstain
                              ---      -------    -------

                           9,621,345    4,484      3,714


Item 5.   Other Information

     None.


Item 6.   Exhibits and Reports on Form 8-K


NUMBER DESCRIPTION OF DOCUMENT
------------------------------

 27.1     Financial Data Schedule


There were no reports filed on Form 8-K during the three months ended May 29, 1999.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of July 1999.

                                      COLDWATER CREEK INC.

                                  By:  /s/ Donald A. Robson
                                  ---------------------------
                                           Donald A. Robson
                                  Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer