Form 10-Q
period 1999-08-28
COLDWATER CREEK INC
filed 1999-10-12
CIK 1018005

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended August 28, 1999

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

                YES     X                             NO
                     -------                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                     Shares outstanding as of August 28, 1999
----------------------------------      ----------------------------------------

  Common Stock ($.01 par value)                        10,228,967

================================================================================

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at August 28, 1999 and February 27, 1999......    4

Consolidated Statements of Operations for the three and six month
periods ended August 28, 1999 and August 29, 1998.........................    5

Consolidated Statements of Cash Flows for the six month periods ended
August 28, 1999 and August 29,1998........................................    6

Notes to Consolidated Financial Statements................................    7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   20



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   21

Item 2.  Changes in Securities and Use of Proceeds........................   21

Item 3.  Defaults Upon Senior Securities..................................   21

Item 4.  Submission of Matters to a Vote of Security Holders..............   21

Item 5.  Other Information................................................   21

Item 6.  Exhibits and Reports on Form 8-K.................................   21


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

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                            August 28,       February 27,
                                                                               1999              1999
                                                                           --------------   --------------

                                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   2,837        $     149
    Receivables                                                                    4,746            2,683
    Inventories                                                                   47,563           56,474
    Prepaid expenses                                                               2,212            1,234
    Prepaid catalog costs                                                          4,265            4,274
                                                                           --------------   --------------

              Total current assets                                                61,623           64,814

Deferred catalog costs                                                             5,188            3,195
Property and equipment, net of accumulated depreciation                           34,081           31,236
Executive loans                                                                    1,376            1,376
                                                                           --------------   --------------

              Total assets                                                     $ 102,268        $ 100,621
                                                                           ==============   ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                                   $       -        $   9,938
    Accounts payable                                                              28,136           17,086
    Accrued liabilities                                                           10,168            7,668
    Income taxes payable                                                               -            4,445
    Deferred income taxes                                                              -            1,080
                                                                           --------------   --------------

              Total current liabilities                                           38,304           40,217

Deferred income taxes                                                                238              298
                                                                           --------------   --------------

              Total liabilities                                                   38,542           40,515
                                                                           --------------   --------------

Commitments and contingencies                                                          -                -


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                           -                -
    Common stock, $.01 par value, 15,000,000 shares authorized,
      10,228,967 and 10,183,117 issued and outstanding, respectively                 102              102
    Additional paid-in capital                                                    39,892           39,287
    Retained earnings                                                             23,732           20,717
                                                                           --------------   --------------

              Total stockholders' equity                                          63,726           60,106
                                                                           --------------   --------------

              Total liabilities and stockholders' equity                       $ 102,268        $ 100,621
                                                                           ==============   ==============

   The accompanying notes are an integral part of these financial statements

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                                   Three Months Ended             Six Months Ended
                                                            ------------------------------  -----------------------------
                                                               August 28,      August 29,      August 28,     August 29,
                                                                  1999            1998            1999           1998
                                                            --------------  --------------  --------------  -------------
Net sales                                                        $ 59,812       $ 60,952       $ 124,925      $ 140,889

Cost of sales                                                      29,883         30,968          60,795         69,093
                                                            --------------  --------------  --------------  -------------

              Gross profit                                         29,929         29,984          64,130         71,796

Selling, general and administrative expenses                       28,522         28,776          60,150         69,166
                                                            --------------  --------------  --------------  -------------

              Income from operations                                1,407          1,208           3,980          2,630

Interest, net, and other                                              161           (278)            201           (525)

Gain on sale of Milepost Four assets                                  826              -             826              -
                                                            --------------  --------------  --------------  -------------

              Income before provision for income taxes              2,394            930           5,007          2,105

Provision for income taxes                                            948            374           1,992            846
                                                            --------------  --------------  --------------  -------------

              Net income                                         $  1,446       $    556       $   3,015      $   1,259
                                                            ==============  ==============  ==============  =============

              Net income per share - Basic                       $   0.14       $   0.05       $    0.30      $    0.12
                                                            ==============  ==============  ==============  =============

              Net income per share - Diluted                     $   0.14       $   0.05       $    0.29      $    0.12
                                                            ==============  ==============  ==============  =============

   The accompanying notes are an integral part of these financial statements

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Six Months Ended
                                                                       -----------------------------
                                                                         August 28,     August 29,
                                                                            1999            1998
                                                                       --------------  -------------
OPERATING ACTIVITIES:
Net income                                                               $    3,015      $    1,259
                                                                       --------------  -------------
Noncash items:
    Depreciation and amortization                                             3,272           2,549
    Deferred income tax benefit                                                 (60)           (589)
    Gain on sale of Milepost Four assets                                       (826)              -
Net change in current assets and liabilities:
    Receivables                                                              (1,467)         (1,255)
    Inventories                                                               8,315          (3,410)
    Prepaid expenses                                                           (978)          1,962
    Prepaid catalog costs                                                         9          (1,185)
    Accounts payable                                                         10,330          (5,768)
    Accrued liabilities                                                       2,500             349
    Current and deferred income tax liabilities                              (5,525)              -
(Increase) Decrease in Deferred catalog costs                                (1,993)            661
                                                                    -----------------  -------------

      Net cash provided by (used in) operating activities                $   16,592      $   (5,427)
                                                                    -----------------  -------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                  $   (6,117)     $   (6,257)
     Proceeds from sale of Milepost Four assets                               1,546               -
                                                                    -----------------  -------------

      Net cash used in investing activities                              $   (4,571)     $   (6,257)
                                                                    -----------------  -------------

FINANCING ACTIVITIES:
    Net (repayments of) advances under revolving line of credit          $   (9,938)     $   10,892
    Net proceeds from exercise of stock options                                 605             540
                                                                    -----------------  -------------

      Net cash (used in ) provided by financing activities               $   (9,333)     $   11,432
                                                                    -----------------  -------------

        Net increase (decrease) in cash and cash equivalents                  2,688            (252)
            Cash and cash equivalents, beginning                                149             331
                                                                    -----------------  -------------

        Cash and cash equivalents, ending                                $    2,837      $       79
                                                                    =================  =============


SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                               $       45      $      394
    Cash paid for income taxes                                                8,519             522

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

                                                   Three Months Ended              Six Months Ended
                                               ---------------------------     --------------------------
                                                August 28,     August 29,       August 28,    August 29,
                                                   1999           1998             1999          1998
                                               ------------   ------------     ------------  ------------
Net income                                          $ 1,446        $   556          $ 3,015       $ 1,259
                                                    =======        =======          =======       =======
Average shares outstanding used to
determine net income per basic common
share                                                10,209         10,169           10,196        10,150

Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                        376            386              289           427
                                                    -------        -------          -------       -------
Average shares used to determine net
income per diluted common share                      10,585         10,555           10,485        10,577
                                                    =======        =======          =======       =======

(1) Anti-dilutive stock options excluded from the above computations for the three months ended August 28, 1999 and August 29, 1998 were 276,527 and 390,008, respectively. Anti-dilutive stock options excluded from the above computations for the six months ended August 28, 1999 and August 29, 1998 were 299,827 and 387,008, respectively.

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

The Company's retailing business is currently based solely in the states of Idaho, West Virginia and Wyoming, and accordingly, the Company only collects sales taxes from customers residing in those states. The Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., owns and operates outlet stores throughout the United States and pays sales tax and applicable corporate income, franchise and other taxes to the states in which outlets are located. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied only on a prospective basis.


8.  SALE OF MILEPOST FOUR CATALOG

In late June of 1999, the Company completed the sale of the assets underlying its Milepost Four men's apparel catalog. The purchase price of $2.25 million resulting in a net pre-tax, non-operating gain of $826,000.

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


Overview
---------

Coldwater Creek Inc. (the "Company") is a national, multi-channel retailer of apparel, gifts, jewelry and home furnishings. The Company currently markets its merchandise primarily through three distinct direct mail catalogs, an interactive Internet web site (www.coldwatercreek.com) and two full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Responding to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997. With the objective of further cultivating the success Bed & Bath has achieved, the Company recently retitled this catalog as "Home" and expanded its merchandise offerings to include furnishings for every room of the house.

In recognition of the rapidly increasing level of customer activity experienced on its web site during early fiscal 1999, the Company recently accelerated a number of related initiatives. In June of 1999, the Company significantly increased the number of clearance items available for viewing and purchase on its web site from approximately 70 items to more than 600 items. In July of 1999, the Company made its entire spectrum of catalog merchandise, consisting of over 15,000 items, available for viewing and purchase on its web site. The Company also has recently enhanced the usability and informational content of its web site by adding a number of search and inquiry capabilities, including detailed product specifications. So as to further increase the web site's appeal to holiday shoppers, the Company plans to shortly add technology that will enable a customer at the click of a button to instantaneously communicate with a customer service representative via a live, text-based chat session.

Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company currently operates twelve outlet stores throughout the United States. These outlet stores, as well as periodic clearance catalogs and the web site, serve as the Company's primary promotional vehicles for the disposition of excess merchandise inventory. As a result of the potential efficiency of the Company's web site as a cost effective disposition vehicle, the Company currently plans to close three outlets by the end of fiscal 1999.

The Company targets middle-to-upper income households and seeks to differentiate itself from other catalog, retail and e-commerce operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies coupled with its high customer service standards and efficient order entry and fulfillment operations have allowed it to develop a unique brand identity and strong relationships with its loyal customer base. The Company plans to continue to stimulate future long-term growth through a variety of strategic initiatives designed to promote customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)
--------------------

use of the Company's web site, expand merchandise offerings, yield higher customer response rates and increase catalog circulation.

A key element of the Company's overall marketing strategy has been to pursue an aggressive catalog circulation strategy when market conditions permit. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, the Company's proprietary mailing list increased to 8.1 million names at August 28, 1999 as compared to
7.4 million names and 6.3 million names at February 27, 1999 and August 29, 1998, respectively. The Company's active customer file, defined as customers who have made a purchase during the preceding twelve months, consisted of 2.0 million customers at August 28, 1999 and February 27, 1999 as compared to 1.9 million customers at August 29, 1998.

In analyzing the Company's financial position, results of operations and cash flows, it should be noted that the Company has experienced, and will continue to experience, seasonal fluctuations in its sales and operating results as is typical for many retailers. In past fiscal years, the Company's net sales and profits have been heavily reliant on the November and December holiday season. Management believes that this seasonality will continue in the future although to a lesser degree as a result of the increased representation of apparel and home furnishings within the Company's overall merchandise mix.

In anticipation of the increased sales activity expected during November and December, the Company incurs certain significant additional expenses, including the hiring of a substantial number of temporary employees to supplement its permanent, full time staff and building its web site capacity to handle expected Holiday and Christmas season peak volume. In addition, due to the larger percentage of gifts and accessories traditionally offered in the second half of the fiscal year related to holiday gift giving, the Company generally expects higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, the Company's net sales were to fall below its expectations during November and December, the Company's financial condition, results of operations and cash flows would be adversely affected. The Company does not believe its historical results of operations will necessarily be indicative of future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                         Three Months Ended                  Six Months Ended
                                                   -----------------------------      -----------------------------
                                                    August 28,       August 29,        August 28,       August 29,
(as a percentage of net sales)                         1999             1998              1999             1998
                                                   ------------     ------------      ------------     ------------
Net sales                                             100.0%           100.0%            100.0%           100.0%
Cost of sales                                          50.0             50.8              48.7             49.0
                                                      -----            -----             -----            -----
    Gross profit                                       50.0             49.2              51.3             51.0
Selling, general and
  administrative expenses                              47.7             47.2              48.2             49.1
                                                      -----            -----             -----            -----
    Income from operations                              2.3              2.0               3.2              1.9
Interest, net, and other                                0.3             (0.5)              0.2             (0.4)
Gain on sale of Milepost Four assets                    1.4              0.0               0.7              0.0
                                                      -----            -----             -----            -----
    Income before provision for
      income taxes                                      4.0              1.5               4.0              1.5
Provision for income taxes                              1.6              0.6               1.6              0.6
                                                      -----            -----             -----            -----
    Net income                                          2.4%             0.9%              2.4%             0. %
                                                      =====            =====             =====            =====

Note: Certain of the above sub-totals and totals may vary arithmetically due to the effects of rounding.


The Company realized net sales of $59.8 million from the mailing of 24.6 million catalogs during the three months ended August 28, 1999 ("the fiscal 1999 quarter") versus net sales of $61.0 million from the mailing of 26.9 million catalogs during the three months ended August 29, 1998 ("the fiscal 1998 quarter"). For the six months ended August 28, 1999 ("the first half of fiscal 1999"), the Company realized net sales of $124.9 million from the mailing of
61.1 million catalogs as compared to net sales of $140.9 million from the mailing of 77.1 million catalogs during the six months ended August 29, 1998 ("the first half of fiscal 1998"). The Company's previously discontinued Milepost Four men's apparel catalog, which was sold during the fiscal 1999 quarter, contributed $2.6 million of net sales from the mailing of 2.1 million catalogs and $6.3 million of net sales from the mailing of 6.8 million catalogs during the fiscal 1998 quarter and first half, respectively.

Consistent with the planned mailing strategy disclosed in the Company's most recent Form 10-K Annual Report, the Company maintained a conservative posture towards prospective catalog mailings during the first half of fiscal 1999. Instead, the Company's focus remained on cultivating its proprietary house file, strengthening its balance sheet position, improving operating cash flow and streamlining costs while opening its new 600,000 square foot East Coast Operations Center near Parkersburg, West Virginia. This significantly contrasts with the first half of fiscal 1998 during which the Company aggressively prospected for additional sales by mailing more catalogs but realized a significantly lower return on its marketing investment.

Excluding the effects of Milepost Four and reflecting the improved return realized on its marketing investment, the Company's net sales for the fiscal 1999 quarter increased $1.4 million, or 2.4%, despite the mailing of 0.2 million, or 0.8%, fewer catalogs. More dramatically reflecting the increased effectiveness of its current year catalog mailings, net sales for the first half of fiscal 1999 decreased by 7.2%, or $9.7 million, from the mailing of 13.1%, or
9.2 million, fewer catalogs. With the objectives outlined in the preceding paragraph now substantially met, the Company has directed its focus for the balance of fiscal 1999 on aggressively pursuing increased sales with its new fall, winter and holiday merchandise offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------------------

The Company's e-commerce sales continue to grow at a rapid rate, realizing milestones of one million dollars and two million dollars in online net sales during the months of August and September 1999, respectively. Another favorable development has been that approximately one-quarter of the customers patronizing the web site have had no previous history with the Company. With continued promotion of the Company's web site and the planned addition of real-time, text-based customer service assistance beginning in November, management believes that e-commerce sales will continue to increase at a rapid rate during the upcoming holiday season and thereafter. The Company's Internet Commerce Division is personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer.

While gross profit for the comparative fiscal 1999 and 1998 quarters remained relatively unchanged at $29.9 million and $30.0 million, respectively, gross profit for the first half of fiscal 1999 decreased $7.7 million, or 10.7%, to $64.1 million from $71.8 million for the first half of fiscal 1998. However, in contrast, the Company's gross profit percentages increased to 50.0% and 51.3% for the three and six months ended August 28, 1999, respectively, from 49.2% and 51.0% for the corresponding fiscal 1998 periods. The lower gross profit realized during the first half of fiscal 1999 primarily is attributable to the planned reduction in net sales from contributing, yet less profitable, prospective catalog mailings. The improved gross margins realized during the fiscal 1999 periods primarily are the result of increased profit realization on excess merchandise inventories sold through more cost effective disposition channels, primarily the Company's outlet stores and web site, and improved pricing obtained from vendors.

Selling, general and administrative expenses ("SG&A") modestly decreased to $28.5 million during the fiscal 1999 quarter from $28.8 million in the comparable fiscal 1998 quarter. However, during the first half of fiscal 1999, SG&A expenses significantly decreased by $9.0 million, or 13.0%, to $60.2 million compared to $69.2 million during the first half of fiscal 1998. SG&A expenses increased as a percentage of net sales to 47.7% during the fiscal 1999 quarter from 47.2% during the fiscal 1998 quarter primarily as a result of the lower sales leverage, and to a lesser extent, approximately $0.4 million in non-recurring, start-up costs associated with the July 1999 opening of the permanent East Coast Operations Center. In contrast, SG&A expenses decreased to 48.2% of net sales for the first half of fiscal 1999 from 49.1% for the first half of fiscal 1998 primarily as a result of the decreased catalog circulation costs incurred in connection with the aforementioned planned contraction in prospective catalog mailings.

As a result of the foregoing, operating income increased by $0.2 million, or 16.5%, to $1.4 million for the fiscal 1999 quarter from $1.2 million for the fiscal 1998 quarter. Operating income for the first half of fiscal 1999 increased by $1.4 million, or 51.3%, to $4.0 million from $2.6 million during the first half of fiscal 1998. Expressed as a percentage of net sales, operating income was 2.3% and 3.2% for the fiscal 1999 quarter and first half, respectively, versus 2.0% and 1.9% for the comparative fiscal 1998 periods.

During the fiscal 1999 quarter, the Company realized $0.2 million in net interest income as compared to $0.3 million in net interest expense during the comparable fiscal 1998 quarter. Similarly, for the first half of fiscal 1999, the Company realized $0.2 million in net interest income as compared to $0.5 million in net interest expense during the first half of fiscal 1998. These favorable reversals are substantially attributable to the Company's significantly improved operating cash flows which in turn enabled it to fully repay its preceding year-end line of credit balance and to accumulate a modest cash balance. The Company also realized a non-recurring, pre-tax gain of $0.8 million from the aforementioned sale of its Milepost Four catalog during the fiscal 1999 quarter.

The Company reported net income for the fiscal 1999 quarter of $1.4 million, an increase of 160.1% from $0.6 million for the fiscal 1998 quarter. Basic and diluted net income per share was $0.14 for the fiscal 1999 quarter versus basic and diluted net income per share of $0.05 for the fiscal 1998 quarter. Net income for the first half of fiscal 1999 was $3.0 million as compared to net income of $1.3 million for the first half of fiscal 1998. Basic and diluted net income per share was $0.30 and $0.29 for the first half of fiscal 1999, respectively, versus basic and diluted net income per share of $0.12 for the first half of fiscal 1998.

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

Operating activities generated $16.6 million of positive cash flow during the first half of fiscal 1999 compared to $5.4 million of negative cash flow during the first half of fiscal 1998. On a comparative basis, the first half of fiscal 1999 primarily reflects the Company's higher net income complimented by the positive cash flow effects of reduced merchandise inventories and increased accounts payable and accrued liabilities. These positive cash flows were partially offset primarily by the reversal of the non-operating gain on the sale of Milepost Four and the negative cash flow effects of increased prepaid expenses and deferred catalog costs and decreased income tax liabilities. The net positive operating cash flow, as well as $1.5 million in net investing proceeds from the sale of Milepost Four assets, were primarily utilized to fund $6.1 million of capital equipment expenditures, to fully pay-off the Company's $9.9 million revolving line of credit balance and to increase the Company's cash and cash equivalents balance by $2.7 million.

Investing activities consumed $4.6 million and $6.3 million of cash during the fiscal 1999 and 1998 periods, respectively, with cash outlays consisting solely of capital equipment purchases. The fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the permanent East Coast Operations Center discussed below, and to a lesser degree, hardware and software additions and upgrades to corporate systems, including the e-commerce web site. Capital expenditures directly attributable to the Company's Year 2000 compliance program discussed below have been, and are expected to remain, immaterial.

Financing activities during the first half of fiscal 1999 primarily consisted of the repayment of the Company's previous $9.9 million revolving line of credit balance whereas the fiscal 1998 quarter primarily consisted of $10.9 million in line of credit advances. The Company also realized $0.6 million and $0.5 million from the exercising of employee stock options during the fiscal 1999 and 1998 periods, respectively. At August 28, 1999, the Company had no short or long-term debt as compared to outstanding revolving line of credit balances of $9.9 million and $21.2 million at February 27, 1999 and August 29, 1998, respectively.

As a result of the foregoing, the Company had $23.3 million in working capital at August 28, 1999 as compared to $24.6 million and $12.8 million at February 27, 1999 and August 29, 1998, respectively. The Company's current ratio was 1.6 at August 28, 1999 as compared to 1.6 at February 27, 1999 and 1.2 at August 29, 1998. Reflecting management's continuing efforts at increasing inventory turnover and productivity, the Company's inventories of $47.6 million at August 28, 1999 are 15.8% lower than the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

levels which existed at February 27, 1999 and August 29, 1998.

On June 12, 1998, the Company executed a definitive operating lease agreement with the Wood County Development Authority to establish an East Coast Operations Center near Parkersburg, West Virginia. This agreement primarily was entered into in order to alleviate certain capacity constraints which were being experienced at the Company's distribution center in Sandpoint, Idaho and to reduce the costs incurred in shipping certain merchandise orders to the majority of the Company's customers which are located in the eastern United States. The new East Coast Operations Center, which opened in July 1999, approximates 600,000 square feet and is situated on approximately 60 acres, allowing for future expansion.

In exchange for the Company's willingness to establish a long-term presence near Parkersburg, the State of West Virginia made available to the Company, at a nominal annual lease cost, a temporary 120,000 square foot facility from which the Company conducted certain order fulfillment operations while the permanent facility was under construction. The establishment of the interim East Coast operations allowed the Company's management to implement new technologies and train new employees on a reduced but increasing scale pending completion of the permanent operations center.

The addition of the permanent East Coast Operations Center, supported by a new information technology platform, provides the Company with a consolidated base of operations capable of processing 120,000 customer orders a day thereby enabling the Company to continue its historical commitment to providing the highest possible standard of customer service. In addition, the new facility enables the Company to rapidly expand its Internet sales channel, immediately build upon the success of its Bed & Bath line by increasing the current offering of home furnishings in the Company's recently debuted "Home" catalog and potentially expand other merchandise category offerings. The Company also recently transitioned the operations of its Parkersburg customer service call center, which previously resided in other leased premises, into the new operations center.

The Company will incur annual lease expense for the permanent East Coast Operations Center of approximately $2.2 million over the twenty year lease term. The lease allows the Company, at its option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination" locations near major national parks or other resort areas. The Company currently operates two full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming and is scheduled to open two additional full-line retail stores in Seattle, Washington and Kansas City, Missouri during November 1999. Management will continue to consider the opening of retail stores in the future as prime locations become available. The Company does not currently plan to open any additional stores during the balance of fiscal 1999 but is evaluating the possibility of establishing four additional full-line retail stores during fiscal 2000. It is contemplated that each such retail store would be leased with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $2 million to $4 million.

During the balance of fiscal 1999, the Company plans to make between $3 million and $6 million in additional capital expenditures to support its anticipated continued growth. The majority of these capital expenditures will constitute leasehold improvements for new retail store locations, technological upgrades for the interactive commerce web site and additional equipment and technology for the permanent East Coast Operations Center. These expenditures are expected to be funded from available cash balances, and to the extent necessary, the Company's existing bank credit facility.

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


Other Matters
-------------

Future Outlook
--------------

Beginning in the fourth quarter of fiscal 1997, the Company began to experience, as did other direct retailers, a significant softening of consumer demand particularly for upscale womens' fashions such as those featured by the Company in its Spirit of the West catalog. In light of the then uncertain state of this niche of the marketplace, the Company modified its growth expectations and proceeded cautiously in its mailings of Spirit of the West. Particularly, the Company curtailed its previously aggressive prospect mailings of Spirit of the West until a reasonably sustained improvement in consumer demand for upscale womens' fashions was noted. While awaiting such upturn, the Company and its new chief merchant embarked on a program to significantly revamp the Spirit of the West fashions which began being featured in the Company's Fall 1999 offerings. Although the Company has recently noted significant improvement in consumer demand for upscale womens' apparel, should this positive trend not be sustained the growth and financial performance of the Company's Northcountry and Home catalogs could be diminished by the financial performance of Spirit of the West.

Year 2000 Compliance
--------------------

Coldwater Creek has substantially completed its enterprise-wide Year 2000 project. A project leader coordinated a team that included representatives from every department. A comprehensive project plan that defined each objective and task in detail guided the team in its efforts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Matters (continued)
-------------------------

Year 2000 Compliance (continued)
--------------------------------

The internal testing of all other applications systems for Year 2000 compliance is complete. The Year 2000 compliance shortcomings detected in these systems were minor in nature and readily corrected. As a result, the incremental cost incurred to date in testing and modifying these systems for Year 2000 compliance was immaterial.

The Company's Year 2000 compliance program also included the testing of all major systems containing embedded technologies. The Year 2000 compliance shortcomings detected in these systems generally involved telecommunications components and were minor in nature. The correcting upgrades were completed during the first calendar quarter of 1999 at an immaterial cost to the Company.

The Company has completed its Year 2000 compliance evaluation program. Contingency plans to manage all identified areas of perceived risk will be completed by November 1999. At this time, the Company continues to believe that the balance of the costs to be incurred in connection with its Year 2000 compliance program will be immaterial to the Company's financial position, results of operations and cash flows.

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


Risk Factors
-------------

Competition
------------

The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and international competitors. The recent addition of Internet commerce operations by a number of these retailers, as well as the emergence of a number of stand-alone e-commerce companies, has introduced a further element of competition into the Company's markets. The Company is in direct competition with more established catalog operations, some with substantially greater experience in selling similar merchandise and which may focus on prospective customers sharing some of the demographic characteristics of the Company's customers. Any failure on the part of the Company to successfully market its merchandise or to compete effectively against such competitors could have a material adverse affect on the Company's growth and could adversely affect the Company's business, financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Risk Factors (continued)
-------------------------

Competition (continued)
-----------------------

Many of these competitors are larger and have significantly greater financial, marketing and other resources than the Company. Increased catalog mailings and Internet solicitations by the Company's competitors may adversely affect response rates to the Company's catalog mailings and Internet offerings. In addition, because the Company sources the majority of its merchandise from vendors located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that the Company's merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While the Company believes that it has been able to compete successfully because of its brand recognition, the exclusivity and broad range and quality of its merchandise, including its private label merchandise offerings, and its customer service policies, there can be no assurance that the Company will be able to maintain or increase its market share in the future.
The failure of the Company to compete successfully could materially and adversely affect the Company's business, financial position, results of operations and cash flows.

Reliance on Catalog Operations
------------------------------

The Company's success for the foreseeable future depends predominately on the success of its catalog operations, which the Company believes is achieved through the efficient targeting of its mailings, a high volume of prospect mailing when market conditions permit, appropriate shifts in the Company's merchandise mix and the Company's ability to achieve adequate response rates to its mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, the Company is not able to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. If, for any reason, the Company were to experience a significant shortfall in anticipated revenue from a particular mailing, and thereby not recover the costs associated with that mailing, the Company's financial condition, results of operations and cash flows could be adversely affected. In addition, response rates to the Company's mailings and, as a result, revenues generated by each mailing, can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which may be outside the Company's control. Furthermore, the Company historically has experienced fluctuations in the response rates to its catalog mailings. Any inability of the Company to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, lower results of operations and decreased cash flows.

Risks Associated with Growth Strategy
-------------------------------------

The Company's growth strategy primarily includes the following components: introducing expanded catalog and merchandise offerings, publishing new catalog titles, increasing catalog circulation, expanding the Company's customer base through aggressive prospect mailings when market conditions permit, and increasing the use of other marketing channels, such as retail stores and the Internet. The Company's growth strategy involves various risks, including a reliance on a high degree of prospect mailings when market conditions permit, which may lead to less predictable response rates. The failure of the Company to successfully implement any or all of its growth strategies could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

Risk Factors (continued)
-------------------------

Risks Associated with Growth Strategy (continued)
-------------------------------------------------

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

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination locations" such as locations near major national parks or other resort areas. The Company currently operates two full-line retail store complexes in Sandpoint, Idaho and Jackson Hole, Wyoming and plans to open two additional stores in Seattle, Washington and Kansas City, Missouri during November 1999. Management will continue to consider the opening of additional retail stores in the future as prime locations become available. To date, the Company has had limited experience operating retail stores, particularly stores outside the vicinity of its headquarters. The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Management's long-term brand building strategy also includes increased promotion of the Company's interactive Internet commerce web site. While Internet-related sales remained immaterial to the Company's overall financial results for the fiscal year ended February 27, 1999 and the first half of fiscal 1999, the increases realized from this new sales channel have been substantial on a percentage basis. As a result, the Company recently formed a dedicated Internet Commerce Division which is personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer. In June of 1999, the Company expanded the number of clearance items available for viewing and sale on its web site from approximately 70 items to over 600 items. In July of 1999, the Company began offering its entire spectrum of catalog merchandise, consisting of over 15,000 items, for viewing and sale on its web site. The Company also has recently improved the site's structure and capacity to handle additional customer demand and enhanced its usability and informational content by adding a number of search and inquiry capabilities, including detailed product specifications and real-time inventory availability. The development and expansion of the Company's e-commerce capabilities will continue to entail substantial costs, including costs associated with computer hardware and software, technical staffing and continuing web site maintenance and development. Additionally, substantial costs will be incurred in the marketing of the Company's web site. Failure to successfully implement and maintain this Internet-based strategy could result in significant write-offs of inventory and computer hardware and software and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

In addition, the continued expansion of the Company's Internet operations entail significant risks including the uncertainty of widespread consumer acceptance and use of the Internet as a way to buy products. This consumer practice is at an early state of development, and demand and continued market acceptance is uncertain. The Company cannot predict the number of consumers that will be willing to shift their purchasing habits to online retailers. The Internet may not become a viable commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address consumer concerns about network performance, security, reliability, speed of access, and ease of use. In addition, the Internet's viability as a commercial marketplace could be adversely affected by increased government regulation. Changes in or insufficient availability of telecommunications or other services to support the Internet also could result in slower response times and adversely affect general usage of the Internet. Also, negative publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet. There can be no assurances that e-commerce sales will continue to increase at current rates if at all.

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

Risk Factors (continued)
-------------------------

Management of Expanding Operations
----------------------------------

The Company's growth has resulted in an increased demand on the Company's managerial, operational and administrative resources. The Company recently has invested significant resources in its distribution facilities, management information systems and telephone infrastructure. However, in order to manage currently anticipated levels of future demand, the Company will be required to continue, among other things, to improve and integrate its management information systems and controls, including inventory management, and attract and retain qualified personnel, including middle management. Recently, the Company significantly expanded its warehousing and distribution capabilities. There can be no assurance that the upgrades, improvements and expansions in the Company's information or telephone systems or its current expansion of its warehousing and distribution facilities and operations will increase the productivity or efficiency of the Company's operations or that the same will be adequate to meet the present or future needs of the Company. Continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources and the Company may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient quantities of certain merchandise from its vendors, problems in upgrading its management information systems and delays in merchandise shipments. The inability of the Company to respond to and manage these changing business conditions could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Coldwater Creek Inc. ("the Company") was held on July 10, 1999. At such meeting, the following proposals were voted upon and approved:

     1.   Proposal No. 1:  To elect to the Board two directors.

                                For      Withhold
                                ---      --------
           Ann Pence         9,486,667   142,876

           Curt Hecker       9,485,983   143,560

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------

 27.1       Financial Data Schedule


There were no reports filed on Form 8-K during the three months ended August 28, 1999.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of October 1999.


                                               COLDWATER CREEK INC.

                                               By:   /s/ Donald A. Robson
                                                  ----------------------------
                                                         Donald A. Robson
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)