Form 10-Q
period 1999-11-27
COLDWATER CREEK INC
filed 2000-01-11
CIK 1018005

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended November 27, 1999

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

                               YES   X                   NO
                                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                    Shares outstanding as of November 27, 1999
-----------------------------     ----------------------------------------------

Common Stock ($.01 par value)                        10,270,076

================================================================================

                              INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at November 27, 1999 and
 February 27, 1999..........................................................   4

Consolidated Statements of Operations for the three and
 nine month periods ended November 27, 1999 and
 November 28, 1998..........................................................   5

Consolidated Statements of Cash Flows for the nine month periods ended
 November 27, 1999 and November 28, 1998....................................   6

Notes to the Consolidated Financial Statements..............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  21



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  22

Item 2.  Changes in Securities and Use of Proceeds..........................  22

Item 3.  Defaults Upon Senior Securities....................................  22

Item 4.  Submission of Matters to a Vote of Security Holders................  22

Item 5.  Other Information..................................................  22

Item 6.  Exhibits and Reports on Form 8-K...................................  22



This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this report.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                          November 27,    February 27,
                                                              1999           1999
                                                          ------------    ------------
                               ASETS

CURRENT ASSETS:
    Cash and cash equivalents                               $ 20,092        $    149
    Receivables                                                9,069           2,683
    Inventories                                               60,771          56,474
    Prepaid expenses                                           1,239           1,234
    Prepaid catalog costs                                        838           4,274
                                                            --------        --------
           Total current assets                               92,009          64,814

Deferred catalog costs                                        14,895           3,195
Property and equipment, net of accumulated depreciation       40,615          31,236
Executive loans                                                1,276           1,376
                                                            --------        --------
           Total assets                                     $148,795        $100,621
                                                            ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                $      -        $  9,938
    Accounts payable                                          60,004          17,086
    Accrued liabilities                                       16,863           7,668
    Income taxes payable                                       2,420           4,445
    Deferred income taxes                                          -           1,080
                                                            --------        --------
           Total current liabilities                          79,287          40,217

Deferred income taxes                                            208             298
                                                            --------        --------
           Total liabilities                                  79,495          40,515
                                                            --------        --------

Commitments and contingencies                                      -               -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                       -               -
    Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,270,076 and 10,183,117 issued and
     outstanding, respectively                                   103             102
    Additional paid-in capital                                40,278          39,287
    Retained earnings                                         28,919          20,717
                                                            --------        --------
           Total stockholders' equity                         69,300          60,106
                                                            --------        --------
           Total liabilities and stockholders' equity       $148,795        $100,621
                                                            ========        ========

   The accompanying notes are an integral part of these financial statements

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except for share data)

                                                                  Three Months Ended                   Nine Months Ended
                                                            -------------------------------      ------------------------------
                                                            November 27,       November 28,      November 27,      November 28,
                                                                1999               1998              1999              1998
                                                            -------------------------------      ------------------------------
Net sales                                                     $101,190           $94,730           $226,115          $235,618

Cost of sales                                                   48,045            45,747            108,841           114,839
                                                              --------           -------           --------          --------
               Gross profit                                     53,145            48,983            117,274           120,779

Selling, general and administrative expenses                    44,895            41,094            105,045           110,260
                                                              --------           -------           --------          --------
               Income from operations                            8,250             7,889             12,229            10,519

Interest, net, and other                                           339              (343)               541              (868)

Gain on sale of Milepost Four assets                                 -                 -                826                 -
                                                              --------           -------           --------          --------
               Income before provision for income taxes          8,589             7,546             13,596             9,651

Provision for income taxes                                       3,401             3,033              5,394             3,879
                                                              --------           -------           --------          --------
               Net income                                     $  5,188           $ 4,513           $  8,202          $  5,772
                                                              ========           =======           ========          ========
               Net income per share - Basic                   $   0.51           $  0.44           $   0.80          $   0.57
                                                              ========           =======           ========          ========
               Net income per share - Diluted                 $   0.49           $  0.43           $   0.78          $   0.55
                                                              ========           =======           ========          ========

   The accompanying notes are an integral part of these financial statements

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Nine Months Ended
                                                                     ----------------------------
                                                                     November 27,    November 28,
                                                                         1999            1998
                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net income                                                            $   8,202       $  5,772
                                                                      ---------       --------
Non cash items:
    Depreciation and amortization                                         5,118          4,054
    Deferred income tax (benefit) provision                                 (90)            76
    Gain on sale of Milepost Four assets                                   (826)             -
    Gain on sale of marketable securities                                  (155)             -
Net change in current assets and liabilities:
    Receivables                                                          (6,386)        (1,873)
    Inventories                                                          (5,017)        (9,011)
    Prepaid expenses                                                         (5)         1,751
    Prepaid catalog costs                                                 3,436          1,873
    Accounts payable                                                     42,918          5,807
    Accrued liabilities                                                   9,195            652
    Current and deferred income tax liabilities                          (3,105)         2,294
Increase in deferred catalog costs                                      (11,700)        (6,661)
                                                                      ---------       --------
      Net cash provided by operating activities                       $  41,585       $  4,734
                                                                      ---------       --------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                $ (14,497)       $(9,884)
    Repayments of loans to executives                                       100              -
    Purchase of marketable securities                                      (620)             -
    Proceeds from sale of marketable securities                             775              -
    Proceeds from sale of Milepost Four assets                            1,546              -
                                                                      ---------       --------
      Net cash used in investing activities                           $ (12,696)      $ (9,884)
                                                                      ---------       --------

FINANCING ACTIVITIES:
    Net (repayments of) advances under revolving line of credit       $  (9,938)      $  4,822
    Net proceeds from exercise of stock options                             992            540
                                                                      ---------       --------
      Net cash (used in ) provided by financing activities            $  (8,946)      $  5,362
                                                                      ---------       --------
        Net increase in cash and cash equivalents                        19,943            212
            Cash and cash equivalents, beginning                            149            331
                                                                      ---------       --------
        Cash and cash equivalents, ending                             $  20,092       $    543
                                                                      =========       ========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                            $      47       $    742
    Cash paid for income taxes                                            8,589            595

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


                                                        Three Months Ended                  Nine Months Ended
                                                ---------------------------------    -------------------------------
                                                    November 27,     November 28,      November 27,     November 28,
                                                       1999             1998              1999             1998
                                                ----------------  ---------------     -------------     ------------
Net income                                            $ 5,188          $ 4,513           $ 8,202             $ 5,772
                                                ================  ===============      ============     ============

Average shares outstanding used to
determine net income per basic common
share                                                  10,234           10,183            10,215              10,161


Net effect of dilutive stock options
based on the treasury stock method
using average market price (1)                            443              199               341                 379
                                                ----------------  ---------------     -------------     ------------

Average shares used to determine net
income per diluted common share                        10,677           10,382            10,556              10,540
                                                ================  ===============      ============     ============


(1) Anti-dilutive stock options excluded from the above computations for the three months ended November 27, 1999 and November 28, 1998 were 227,286 and 757,861, respectively. Anti-dilutive stock options excluded from the above computations for the nine months ended November 27, 1999 and November 28, 1998 were 280,252 and 327,833, respectively.

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

The Company's retailing business is currently based solely in the states of Idaho, Washington, Missouri, Wyoming and West Virginia, and accordingly, the Company only collects sales taxes from customers residing in those states. The Company's wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., owns and operates outlet stores throughout the United States and pays sales tax and applicable corporate income, franchise and other taxes to the states in which outlets are located. Various states have attempted to collect back sales and use tax from direct marketers. The U.S. Supreme Court has held that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The Company has not received an assessment from any state. The Company anticipates that any legislative changes, if adopted, would be applied only on a prospective basis.


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


Overview
---------

Coldwater Creek Inc. (the "Company") is a national, multi-channel retailer of apparel, gifts, jewelry and home furnishings. The Company currently markets its merchandise primarily through three distinct direct mail catalogs, an interactive Internet web site (www.coldwatercreek.com) and four full-line retail stores in Sandpoint, Idaho, Seattle, Washington, Kansas City, Missouri and Jackson Hole, Wyoming. Northcountry, which was introduced in 1985, is the Company's core catalog and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. The Company's premium catalog for women, Spirit of the West, was introduced in 1993 and features fashionable, upscale apparel and hard-to-find jewelry and accessories. Responding to customer demand for the selected, upscale bed and bath products periodically featured in Northcountry and Spirit of the West, the Company introduced its Bed & Bath catalog in August of 1997. With the objective of further cultivating the success Bed & Bath achieved, the Company recently retitled this catalog as "Home" and expanded its merchandise offerings to include furnishings for every room of the house. Market receptiveness to the recently debuted Home, as well as to two more recently launched pilot catalogs for jewelry and apparel basics, are continuing to be evaluated by management with ongoing refinements being made to their theme and composition.

In recognition of the rapidly increasing level of customer activity being experienced on its web site, the Company accelerated a number of related initiatives during fiscal 1999. In June of 1999, the Company significantly increased the number of clearance items available for viewing and purchase on its web site from approximately 70 items to more than 600 items. In July of 1999, the Company made its entire spectrum of catalog merchandise, consisting of over 15,000 items, available for viewing and purchase on its web site. More recently, the Company enhanced the usability and informational content of its web site by adding a number of search and inquiry capabilities, including detailed product specifications. In order to further increase the web site's appeal to shoppers during the recently completed holiday season, the Company added technology that enabled a customer at the click of a button to instantaneously communicate with a customer service representative via a live, text-based chat session.

Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company currently operates thirteen outlet stores throughout the United States. These outlet stores, as well as periodic clearance catalogs and the web site, serve as the Company's primary promotional vehicles for the disposition of excess merchandise inventory.

The Company targets middle-to-upper income households and seeks to differentiate itself from other catalog, e-commerce and retail operations by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual, uniquely American spirit. The Company believes that the successful execution of its marketing and merchandising strategies coupled with its high customer service standards and efficient order entry and fulfillment operations have allowed it to develop a unique

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Overview (continued)
--------------------

brand identity and strong relationships with its loyal customer base. The Company plans to continue to stimulate future long-term growth through a variety of strategic initiatives designed to promote customer use of the Company's web site, expand merchandise offerings, yield higher customer response rates and increase catalog circulation.

A key element of the Company's overall marketing strategy has been to pursue an aggressive catalog circulation strategy when market conditions permit. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, the Company's proprietary mailing list increased to 8.5 million names at November 27, 1999 as compared to
7.4 million names and 6.8 million names at February 27, 1999 and November 28, 1998, respectively. The Company's active customer file, defined as customers who have made a purchase during the preceding twelve months, consisted of 2.1 million customers at November 27, 1999 as compared to 2.0 million customers and
1.9 million customers at February 27, 1999 and November 28, 1998, respectively.

In analyzing the Company's financial position, results of operations and cash flows, it should be noted that the Company has experienced, and will continue to experience, seasonal fluctuations in its sales and operating results as is typical for many retailers. In past fiscal years, as well with the current fiscal year, the Company's net sales and profits have been heavily reliant on the November and December holiday season. Management believes that this seasonality will continue in the future although to a lesser degree as a result of the increased representation of apparel and home furnishings within the Company's overall merchandise mix.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations
---------------------

The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:


                                                        Three Months Ended                            Nine Months Ended
                                                -----------------------------------          -----------------------------------
                                                 November 27,          November 28,           November 27,          November 28,
(as a percentage of net sales)                      1999                  1998                    1999                  1998
                                                -------------         -------------          -------------         -------------
Net sales                                              100.0%               100.0 %                 100.0%               100.0 %
Cost of sales                                           47.5                 48.3                    48.1                 48.7
                                                -------------         -------------          -------------         -------------
  Gross profit                                          52.5                 51.7                    51.9                 51.3
Selling, general and
 administrative expenses                                44.4                 43.4                    46.5                 46.8
                                                -------------         -------------          -------------         -------------
  Income from operations                                 8.2                  8.3                     5.4                  4.5
Interest, net, and other                                 0.3                 (0.3)                    0.2                 (0.4)
Gain on sale of Milepost Four assets                     0.0                  0.0                     0.4                  0.0
                                                -------------         -------------          -------------         -------------
  Income before provision for
   income taxes                                          8.5                  8.0                     6.0                  4.1
Provision for income taxes                               3.4                  3.2                     2.4                  1.6
                                                -------------         -------------          -------------         -------------
  Net income                                             5.1%                 4.8%                    3.6%                 2.5 %
                                                =============         =============          =============         =============

Note: Certain of the above sub-totals and totals may vary arithmetically due to the effects of rounding.


The Company realized net sales of $101.2 million from the mailing of 55.6 million catalogs during the three months ended November 27, 1999 ("the fiscal 1999 quarter") versus net sales of $94.7 million from the mailing of 51.1 million catalogs during the three months ended November 28, 1998 ("the fiscal 1998 quarter"). For the nine months ended November 27, 1999 ("the first nine months of fiscal 1999"), the Company realized net sales of $226.1 million from the mailing of 116.6 million catalogs as compared to net sales of $235.6 million from the mailing of 128.2 million catalogs during the nine months ended November 28, 1998 ("the first nine months of fiscal 1998"). The Company's previously discontinued Milepost Four men's apparel catalog, which was sold during the fiscal 1999 second quarter, contributed $6.1 million of net sales from the mailing of 6.5 million catalogs and $12.4 million of net sales from the mailing of 13.3 million catalogs during the fiscal 1998 quarter and nine months, respectively.

Consistent with the planned mailing strategy disclosed in the Company's most recent Form 10-K Annual Report, the Company maintained a conservative posture towards prospective catalog mailings during the first half of fiscal 1999. However, in anticipation of the holiday shopping season, the Company began more aggressively prospecting during the fiscal 1999 third quarter. This contrasts with the first nine months of fiscal 1998 during which the Company continuously maintained an aggressive prospecting campaign. Although generally resulting in incremental net sales, customer prospecting traditionally provides a significantly lower return on the Company's marketing investment.

Excluding the effects of Milepost Four and reflecting the decreased return realized on its marketing investment from increased prospecting, the Company's net sales for the fiscal 1999 quarter increased by $12.6 million, or 14.2%, from the mailing of 11.0 million, or 24.7%, more catalogs. Evidencing the traditionally higher marketing return realized by the Company from cultivating of its active customer file and the conservative posture it maintained towards prospecting during the first and second quarters of fiscal 1999, net sales for the first nine months of fiscal 1999 increased by 1.3%, or $2.9 million, from the mailing of 1.5%, or 1.7 million, more catalogs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------------------

The Company's e-commerce sales have continued to grow at a rapid rate during the first nine months of fiscal 1999, realizing milestones of one million dollars and two million dollars in online net sales during the calendar months of August and September 1999, respectively. Reflecting, in part, the onset of the recently completed holiday shopping season, e-commerce sales accounted for $9.9 million, or nearly 10%, of the Company's consolidated net sales for the fiscal quarter ended November 27, 1999. This compares to an insignificant $81,000 in e-commerce net sales during the corresponding fiscal 1998 quarter. On average, the Company has found that approximately one-fifth of the customers patronizing the web site have had no previous history with the Company whereas the balance constitutes customers who have previously patronized the Company's catalogs and retail stores. Although there can be no assurance of such, management believes that with increased promotion of the Company's web site e-commerce sales will continue to rapidly grow and constitute an increasing percentage of the Company's consolidated net sales.

Gross profit for the fiscal 1999 quarter increased $4.2 million, or 8.5%, to $53.1 million from $49.0 million for the fiscal 1998 quarter. Gross profit for the first nine months of fiscal 1999 decreased $3.5 million, or 2.9%, to $117.3 million from $120.8 million for the first nine months of fiscal 1998. The Company's gross profit percentages increased to 52.5% and 51.9% for the three and nine months ended November 27, 1999, respectively, from 51.7% and 51.3% for the corresponding fiscal 1998 periods. The increased gross profit realized during the fiscal 1999 quarter primarily is attributable to higher net sales whereas the increased gross margin primarily is attributable to the traditionally higher margins realized on the Company's holiday gift offerings as previously outlined. The lower gross profit realized during the first nine months of fiscal 1999 primarily is attributable to the planned reduction in net sales from contributing, yet less profitable, prospective catalog mailings during the first and second quarters of fiscal 1999. The improved gross margin realized during the first nine months of fiscal 1999 primarily is the result of increased profit realization on excess merchandise inventories sold through more cost effective disposition channels, primarily the Company's outlet stores and web site, the traditionally higher margins realized on the Company's holiday gift offerings and improved pricing obtained from vendors.

Selling, general and administrative expenses ("SG&A") increased by $3.8 million, or 9.2%, to $44.9 million during the fiscal 1999 quarter from $41.1 million in the comparable fiscal 1998 quarter. However, during the first nine months of fiscal 1999, SG&A expenses decreased by $5.2 million, or 4.7%, to $105.0 million compared to $110.3 million during the first nine months of fiscal 1998. SG&A expenses increased as a percentage of net sales to 44.4% during the fiscal 1999 quarter from 43.4% during the fiscal 1998 quarter primarily as a result of the catalog related costs incurred in connection with more aggressive customer prospecting and certain labor inefficiencies realized from the hiring of a substantial number of inexperienced temporary employees for the holiday season at the Company's recently opened permanent East Coast Operations Center. In contrast, SG&A expenses decreased to 46.5% of net sales for the first nine months of fiscal 1999 from 46.8% for the first nine months of fiscal 1998 primarily as a result of the decreased catalog circulation costs incurred in connection with the aforementioned planned contraction in prospective catalog mailings during the first six months of fiscal 1999.

As a result of the foregoing, operating income increased by $0.4 million, or 4.6%, to $8.3 million for the fiscal 1999 quarter from $7.9 million for the fiscal 1998 quarter. Operating income for the first nine months of fiscal 1999 increased by $1.7 million, or 16.3%, to $12.2 million from $10.5 million during the first nine months of fiscal 1998. Expressed as a percentage of net sales, operating income was 8.2% and 5.4% for the fiscal 1999 quarter and nine months, respectively, versus 8.3% and 4.5% for the comparative fiscal 1998 periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------------------

During the fiscal 1999 quarter, the Company realized $0.3 million in net interest income as compared to $0.3 million in net interest expense during the comparable fiscal 1998 quarter. Similarly, for the first nine months of fiscal 1999, the Company realized $0.5 million in net interest income as compared to $0.9 million in net interest expense during the first nine months of fiscal 1998. These favorable reversals are substantially attributable to the Company's significantly improved operating cash flows which in turn enabled it to fully repay its preceding year-end line of credit balance and to accumulate a significant cash balance. The Company also realized a non-recurring, pre-tax gain of $0.8 million from the aforementioned sale of its Milepost Four catalog during the fiscal 1999 second quarter.

The Company reported net income for the fiscal 1999 quarter of $5.2 million, an increase of 15.0% from $4.5 million for the fiscal 1998 quarter. Basic and diluted net income per share was $0.51 and $0.49, respectively, for the fiscal 1999 quarter versus basic and diluted net income per share of $0.44 and $0.43, respectively, for the fiscal 1998 quarter. Net income for the first nine months of fiscal 1999 was $8.2 million as compared to net income of $5.8 million for the first nine months of fiscal 1998. Basic and diluted net income per share was $0.80 and $0.78 for the first nine months of fiscal 1999, respectively, versus basic and diluted net income per share of $0.57 and $0.55, respectively, for the first nine months of fiscal 1998.

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

Operating activities generated $41.6 million of positive cash flow during the first nine months of fiscal 1999 as compared to $4.7 million during the first nine months of fiscal 1998. On a comparative basis, the first nine months of fiscal 1999 primarily reflect the Company's higher net income complimented by the positive cash flow effects of increased accounts payable and accrued liabilities. These positive cash flows were partially offset primarily by the reversal of the non-operating gain on the sale of Milepost Four and the negative cash flow effects of increased receivables, inventories, deferred catalog costs and a decrease in income tax liabilities. The net positive operating cash flow, as well as $1.5 million in net investing proceeds from the sale of Milepost Four assets and $1.0 million in net proceeds from the exercise of employee stock options, were primarily utilized to fund $14.5 million of capital equipment expenditures, to fully pay-off the Company's $9.9 million revolving line of credit balance and to increase the Company's cash and cash equivalents balance by $19.9 million.

Investing activities consumed $12.7 million and $9.9 million of cash during the fiscal 1999 and 1998 periods, respectively, with cash outlays consisting principally of capital expenditures. The fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the permanent East Coast Operations Center discussed below, and to a lesser degree, hardware and software additions and upgrades to corporate systems, including the e-commerce web site, and leasehold improvements related to the recently opened Seattle and Kansas City retail stores. Capital expenditures directly attributable to the Company's Year 2000 were immaterial.

Financing activities during the first nine months of fiscal 1999 primarily consisted of the repayment of the Company's previous $9.9 million revolving line of credit balance whereas the fiscal 1998 quarter primarily consisted of $4.8 million in line of credit advances. The Company also realized $1.0 million and $0.5 million from the exercising of employee stock options during the fiscal 1999 and 1998 periods, respectively. At November 27, 1999, the Company had no short or long-term debt as compared to outstanding revolving line of credit balances of $9.9 million and $15.1 million at February 27, 1999 and November 28, 1998, respectively.

As a result of the foregoing, the Company had $12.7 million in working capital at November 27, 1999 as compared to $24.6 million and $7.8 million at February 27, 1999 and November 28, 1998, respectively. The Company's current ratio was
1.2 at November 27, 1999 as compared to 1.6 at February 27, 1999 and 1.1 at November 28, 1998.

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

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination" locations near major national parks or other resort areas.
The Company currently operates four full-line retail stores in Sandpoint, Idaho, Seattle Washington, Kansas City, Missouri and Jackson Hole, Wyoming. The Seattle and Kansas City stores opened during November 1999. Management is actively considering the opening of retail stores in the future as prime locations become available. The Company does not currently plan to open any additional stores during the balance of fiscal 1999 but is evaluating the possibility of establishing four to six additional full-line retail stores during fiscal 2000. It is contemplated that each such retail store would be leased with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $2 million to $4 million.

During the balance of fiscal 1999, the Company plans to make between $1 million and $2 million in additional capital expenditures to support its anticipated continued growth. The majority of these capital expenditures will constitute additional technological upgrades for the Company's interactive commerce web site and labor performance measurement technology for the Company's two distribution centers. With respect to fiscal 2000, the Company currently estimates that it will make between $12 million and $15 million in capital expenditures primarily for technological upgrades for the interactive commerce web site and infrastructure, and retail store expansion. These expenditures are expected to be funded from available cash balances, and to the extent necessary, the Company's existing bank credit facility.

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


Other Matters
-------------

Future Outlook
--------------

Beginning in the fourth quarter of fiscal 1997, the Company began to experience, as did other direct retailers, a significant softening of consumer demand particularly for upscale women's fashions such as those featured by the Company in its Spirit of the West catalog. In light of the then uncertain state of this niche of the marketplace, the Company modified its growth expectations and proceeded cautiously in its mailings of Spirit of the West. Particularly, the Company curtailed its previously aggressive prospect mailings of Spirit of the West until a reasonably sustained improvement in consumer demand for upscale womens' fashions was noted. While awaiting such upturn, the Company and its new chief merchant embarked on a program to significantly revamp the Spirit of the West fashions which began being featured in the Company's Fall 1999 offerings. Subsequently, the Company has noted sustained improvement in consumer demand for upscale womens' apparel. Should this positive trend not be sustained the growth and financial performance of the Company's Northcountry and Home catalogs could be diminished by the financial performance of Spirit of the West.

Year 2000 Compliance
----------------------

The Company has completed its enterprise-wide Year 2000 project. As a result of its efforts over the past two years, the Company experienced no significant problems at the turn of the century with either its own technology or that of its infrastructure providers. The only identified incidents in the new year to date have been minor in nature and necessitated an upgrade to a software package on two workstations at the Company's Sandpoint retail store and a modification to the Company's order management software to disallow credit cards with an expiration date prior to 2000. Month-end processing for December was completed without incident. The remaining software code to be exercised in operations is fiscal year-end processing, where the probability of a significant Y2K related problem is considered by management to be remote. Contingency plans to manage all identified areas of perceived risk will remain in place throughout 2000.
The costs incurred by the Company in connection with its Year 2000 compliance program have been and are expected to remain immaterial to the Company's financial position, results of operations and cash flows.

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

Management's long-term brand building strategy includes the selective opening of highly visible retail stores in high traffic areas, including major urban areas and "destination locations" such as locations near major national parks or other resort areas. The Company currently operates four full-line retail stores. Management is actively considering the opening of additional retail stores in the future as prime locations become available. To date, the Company has had limited experience operating retail stores, particularly stores outside the vicinity of its headquarters. The cost of opening a retail store varies dramatically depending on several factors such as whether the Company purchases or leases the facilities in which the store will be placed, the size of the store, the location of the store as well as the attendant differences in the cost of real estate and the type and range of merchandise to be offered at the store. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Management's long-term brand building strategy also includes increased promotion of the Company's interactive Internet commerce web site. While Internet-related sales remained immaterial to the Company's overall financial results for the fiscal year ended February 27, 1999 and the first nine months of fiscal 1999, the increases realized from this new sales channel have been substantial on a percentage basis. As a result, the Company recently formed a dedicated Internet Commerce Division which is personally led by Dennis Pence, the Company's Co-Founder and Chief Executive Officer. In June of 1999, the Company expanded the number of clearance items available for viewing and sale on its web site from approximately 70 items to over 600 items. In July of 1999, the Company began offering its entire spectrum of catalog merchandise, consisting of over 15,000 items, for viewing and sale on its web site. The Company also has recently improved the site's structure and capacity to handle additional customer demand and enhanced its usability and informational content by adding a number of search and inquiry capabilities, including detailed product specifications and real-time inventory availability. The development and expansion of the Company's e-commerce capabilities will continue to entail substantial costs, including costs associated with computer hardware and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

In addition, the continued expansion of the Company's Internet operations entail significant risks including the uncertainty of widespread consumer acceptance and use of the Internet as a way to buy products. This consumer practice is at an early stage of development, and demand and continued market acceptance is uncertain. The Company cannot predict the number of consumers that will be willing to shift their purchasing habits to online retailers. The Internet may not become a viable commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address consumer concerns about network performance, security, reliability, speed of access, and ease of use. In addition, the Internet's viability as a commercial marketplace could be adversely affected by government regulation. Changes in or insufficient availability of telecommunications or other services to support the Internet also could result in slower response times and adversely affect general usage of the Internet. Also, negative publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet. There can be no assurances that e-commerce sales will continue to increase at current rates if at all.

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

Management of Expanding Operations
----------------------------------

The Company's growth has resulted in an increased demand on the Company's managerial, operational and administrative resources. The Company recently has invested significant resources in its distribution facilities, management information systems and telephone infrastructure. However, in order to manage currently anticipated levels of future demand, the Company will be required to continue, among other things, to improve and integrate its management information systems and controls, including inventory management, and attract and retain qualified personnel, including middle management. Recently, the Company significantly expanded its warehousing and distribution capabilities as well as added additional retail stores. There can be no assurance that the upgrades, improvements and expansions in the Company's information or telephone systems or its current expansion of its warehousing and distribution facilities and operations will increase the productivity or efficiency of the Company's operations or that the same will be adequate to meet the present or future needs of the Company. Continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources and the Company may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient quantities of certain merchandise from its vendors, problems in upgrading its management information systems and delays in merchandise shipments. The inability of the Company to respond to and manage these changing business conditions could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

None

Item 6.   Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------

 27.1     Financial Data Schedule



There were no reports filed on Form 8-K during the three months ended November 27, 1999.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 11th day of January 2000.

                                     COLDWATER CREEK INC.

                                     By:         /s/Donald A. Robson
                                        ---------------------------------------
                                                   Donald A. Robson
                                        Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial and Accounting Officer)