Form 10-K
period 2000-02-26
COLDWATER CREEK INC
filed 2000-05-26
CIK 1018005

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

                   For the Fiscal Year Ended February 26, 2000
                         Commission File Number 0-26772

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $89,022,000 as of May 25, 2000, based upon the closing price on the Nasdaq National Market reported for such date. As of May 25, 2000, 10,371,620 shares of the Registrant's $.01 par value Common Stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

  Part III incorporates by reference from the definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COLDWATER CREEK INC.

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2000

                                                                          Page
                                                                          ----
                                      PART 1

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   20
 Item 3.  Legal Proceedings and State Taxation..........................   21
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   26
 Item 6.  Selected Financial and Operating Data.........................   27
 Item 7.  Management's Discussion and Analysis..........................   29
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   38
 Item 8.  Consolidated Financial Statements and Supplementary Data......   39
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   55

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   55
 Item 11. Executive Compensation........................................   55
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   55
 Item 13. Certain Relationships and Related Transactions................   55

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   56

                                    PART I

ITEM 1. BUSINESS

  The following discussion may contain forward-looking statements, including statements regarding our business strategies, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These statements are based on our current expectations and our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside our control such as customer response rates, consumer preferances, and fluctuations in paper, postage and telecommunications costs; competition; effects of shifting patterns of e-commerce versus catalog purchases; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in "Item 1--Business-- Competition; Current Reliance on Catalog Operations; and Risks Associated with Growth Strategy," "Item 7--Management's Discussion and Analysis" and elsewhere in this Form 10-K. References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods presented herein, and occasionally consists of 53 weeks.

Company Overview

  The fiscal year ended February 26, 2000 ("fiscal 1999") was a milestone year in the sixteen year history of Coldwater Creek ("the Company") as we embarked on a major program of evolution and expansion. First and foremost, we successfully transitioned the Company from its historical roots as a single-channel catalog retailer into a more dynamic retailer with two channels, being Direct and Retail. Our Direct Channel is comprised of catalog and e-commerce whereas our Retail Channel is comprised of full-line retail stores. We believe that our new multi-channel structure will position us well for targeting increased growth and market share in the future.

  During fiscal 1999, we mailed 139.8 million catalogs containing 13.6 billion pages of women's apparel, jewelry, gifts and soft home accessories. The catalogs present unique assortments of merchandise targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000. Our catalogs are designed to generate revenues across all of our sales channels.

  We remained fully committed throughout the year to our long-standing mission of differentiating ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a relaxed and casual lifestyle. It is our firm belief that the foundation of our success to date has been the effective execution of our marketing and merchandising strategies coupled with high customer service standards and efficient order entry and fulfillment operations. We strongly believe that our continued commitment to these unwaivering objectives will allow us to further build upon the unique brand identity and strong relationships we have been able to establish with our loyal customer base. At February 26, 2000, our proprietary mailing list consisted of 8.9 million customer names, including
2.2 million "active" customers who have made a purchase from us during the preceding twelve months.

  Recognizing early into fiscal 1999 that our core targeted demographic was finally beginning to enthusiastically embrace the Internet as an exciting, convenient and secure shopping medium, we immediately began implementing our plan to evolve our previously modest web site, which was primarily focused on providing information about the Company's history and philosophy as well as to promoting clearance merchandise, into a fully-interactive, user-friendly e-commerce web site (www.coldwatercreek.com) where current and prospective customers could enjoyably shop and purchase from our entire 2,900 item/13,700 SKU line of merchandise. The initial success of our e-commerce initiative quickly became evident to us as the rate of online sales rapidly escalated with milestones of one million dollars and two million dollars in online net sales being realized during the calendar months of August and September 1999, respectively. Our online sales continued to grow at an escalating rate into the holiday shopping season, with online sales constituting nearly $10 million, or 10%, of consolidated net sales for the fiscal third quarter ended November 27, 1999. Further validating our confidence in this new virtual marketplace, our online sales momentum carried through, and more importantly beyond, the holiday shopping season contributing $13.1 million, or 12.8%, of consolidated net sales for the fiscal fourth quarter ended February 26, 2000. For the fiscal 1999 year as a whole, our online sales were profitable on a full-cost basis, unlike those of many notable and highly touted e-commerce ventures, and accounted for $26.1 million, or 8.0% of consolidated net sales. Striking in comparison, our online sales for fiscal 1998 were a mere $400,000.

  We have also been very pleased that, on average, a significant percentage of the customers patronizing our web site have had no previous history with the Company. This indicates to us that, in addition to providing for certain longer-term operating efficiencies, our web site is not merely redistributing sales among our channels but is measurably contributing to our overall consolidated sales growth. Another quite favorable development during fiscal 1999 was that our web site quickly became our most effective and efficient promotional vehicle for the disposition of excess catalog merchandise inventory, so much so, that we are evaluating the possible closure of three or more of our remaining twelve leased outlet stores during fiscal 2000, thereby eliminating certain related operating expenses.

  Encouraged by the ongoing success of our e-commerce web site, we have continued to implement new technologies to further enhance its appeal, informational content, functionality, and most importantly, user friendliness. Currently, our web site offers with a click of a mouse button product search capabilities, detailed product specifications and care instructions, real-time inventory availability, live Quintas-based customer service chat assistance with an average response time of approximately 15--20 seconds and e-mail customer service inquiry with an average response time of approximately 10 minutes. In addition to advertising our web site in various publications popular with our targeted demographic base, we continue to actively disseminate our web site's address (www.coldwatercreek.com) in all of our catalogs and stores. So as to encourage further customer migration and loyalty to this more cost efficient shopping medium, we are continuing to provide numerous incentives, most recently being same day shipment via air delivery at no additional surcharge. We are further supplementing this migration effort with weekly targeted e-mails using HTML to our approximately 600,000 name e-mail database, which we currently are expanding daily by approximately 2,000 to 3,000 e-mail addresses. Additionally, we are currently embarking on an international e-commerce effort with Japanese, German and Scandinavian web sites scheduled to come online by the fiscal 2000 year-end. Each site will have the same capabilities as the U.S. site and will be fully translated into the native language. In anticipation of the Japanese site coming online, we have already executed an agreement with the U.S. Postal Service Global Package Link to ensure delivery to Japanese customers within three to five days of their order and have established a dedicated Japanese return center.

  Believing that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience and to provide another means by which to introduce current and prospective customers to our catalogs and e-commerce web site, we have also embarked on a program of selectively establishing for the first time full-line retail stores in highly-trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in Seattle, Washington and Kansas City, Kansas which are performing above our initial expectations. These new stores, despite being in urban settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls, are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the success we have realized to date with these two pilot "urban" retail stores and our geographic analysis of brand recognition, we have identified approximately 80 attractive urban markets in 29 states and are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000 with leases recently executed for stores in Chicago, Dallas, Denver and Cincinnati.

  Also, in an attempt to fulfill what we believe to be an underserved niche of women's apparel, we introduced just prior to the fiscal 1999 year-end a new complimentary apparel line entitled Natural Elements which features mix and match, versatile, casual separates in a vast array of colors and extended sizes. This complementary new line, which we rolled-out across our sales channels, is in addition to our three established merchandise lines. Our Northcountry line, first introduced in 1985, remains the Company's core line of merchandise and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. Introduced in 1993, our recently updated Spirit of the West line features fashionable, upscale apparel and hard-to-find jewelry and accessories. Our Home line, a recent expansion upon our previously successful Bed & Bath line first introduced in 1997, features unique and comfortable textiles, decorative accessories and upscale bed and bath products. With respect to fiscal 2000, it is our current plan to maintain the consistent performance of Northcountry, escalate our catalog circulation of Spirit of the West, and further refine the performance of Home and Natural Elements. As we did with the recent roll-out of Natural Elements, we will in the future continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce retailers, to introduce new merchandise lines and reach new customers.

  In June of 1999, we successfully sold at a gain certain assets associated with our previous Milepost Four men's apparel catalog title. We had previously discontinued this title during the fourth quarter of fiscal 1998 as its longer-term prospects were determined by us to be less promising than that offered by other merchandise lines.

  So as to alleviate certain past capacity constraints at our distribution center in Sandpoint, Idaho, reduce shipping costs to our largest customer concentration in the eastern United States and accommodate our current and future growth initiatives, we opened a new 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia during July of 1999. This new facility immediately met our initial minimum targets for order processing, which we attribute to our extensive planning and piloting efforts, and has subsequently continued to realize incremental productivity improvements which we believe will continue into the foreseeable future. With the addition of this new facility, we now have a consolidated base of operations capable of processing approximately 120,000 customer orders a day.

Industry Overview

  The profile of the direct marketing industry has changed dramatically with the evolution of e-commerce. The industry is comprised of over 7,000 catalog companies and as stated in the 1999 Direct Marketing Association's ("DMA") State of the Catalog Industry report, 79% of these catalog companies had a presence on the Internet as of January 1, 1999 and 73% of these companies offered online transactions at that time. Many of these companies, both catalog and Internet, generate limited revenue and profitability. According to statistics published by the DMA, between 1994 and 1999, consumer catalog sales volume grew at a compound annual growth rate of 8.3% to $57.1 billion in 1999. Direct marketing electronic media consumer sales were reported at $3.9 billion in 1999, a 217% compound annual growth rate from 1994 to 1999. Additional data published by the DMA estimates that consumer catalog sales will grow to $75.5 billion and direct marketing electronic media consumer sales will grow to $31.0 billion in 2004.

  Many smaller catalog companies are facing substantial challenges in the current environment, including declines in profitability due to significant fluctuations in postage, paper and other operating costs and insufficient capital necessary to provide for growth or to access technologically advanced database and customer service systems required in an increasingly competitive market. We believe that, as a result of its development of a large and loyal customer base and our continuing investments in technology and infrastructure, we are well positioned to take advantage of emerging market and distribution opportunities not available to many smaller catalog companies.

Our History and Philosophy

  Our Company was founded on a shoestring budget in 1984 by Dennis and Ann Pence and operated out of a small apartment in Sandpoint, Idaho with a single telephone line. Dennis and Ann initially sold approximately 15 nature-related items, such as binoculars and birdfeeders, through sales flyers and magazine advertisements and their customer database consisted of handwritten customer information on 3x5 index cards. Since our inception, we have remained committed to Dennis and Ann's vision of building a loyal customer base through extraordinary customer service and quality merchandise. In that regard, our customer service has always emphasized, among other things, quick telephone answer speeds and rapid order fulfillment. As we grew, Dennis and Ann sought employees who shared their unwaivering commitment to providing extraordinary customer service.

  We have always believed that we are more than just a purveyor of goods. Our corporate philosophy is closely aligned with the romance of wide open spaces and the casual, unhurried approach to living and familiarity found in small town settings. Our apparel and other merchandise is selected and displayed to promote our corporate philosophy and to enhance our brand image. Our overall merchandise offering has significantly evolved over the subsequent sixteen years away from our original emphasis on nature-related products and gifts to providing a broader range of apparel, jewelry, gifts and soft home accessories which meet the ongoing needs of our growing customer base.

  By maintaining our operations in small town settings such as Sandpoint, Idaho and Mineral Wells, West Virginia, we are able to draw upon unique workforces that we believe excel in delivering an enjoyable shopping and buying experience to our customers. Our corporate philosophy is team-oriented, friendly, honest and casual, with a commitment to building a loyal, actively purchasing customer base within a growing, profitable enterprise.

Our Customer

  We currently market our extensive line of merchandise primarily to, and believe that we have gained a unique understanding of, our targeted demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. Among other things, our extensive customer information database continues to indicate that generally our customer lives and works in a fast-paced urban environment, is part of a dual income household, owns or is purchasing the home in which she has resided for the past five or more years, and has strong interests in such diverse areas as culture, the arts, gourmet cooking and politics.

Our Current Merchandise Lines

  We currently feature the following four primary merchandise lines:

  Northcountry. First introduced in 1985, Northcountry is our most established and popular merchandise line. Northcountry offers the broadest selection of merchandise, including affordable apparel, jewelry, art and gift items, reflecting a casual and open lifestyle. Our Northcountry line continues to appear to have the broadest market appeal with its merchandise having the most sustainable life cycles. Most items are priced between $16 and $250, generating an average customer catalog order of $122 during fiscal 1999, as compared to average orders of $125 and $123 during fiscal 1998 and fiscal 1997, respectively.

  Spirit of the West. First introduced in 1993, Spirit of the West is our second most established and popular merchandise line. Spirit of the West offers a broad and more upscale assortment of women's apparel, including dresses and sportswear, blouses, shirts, jackets, pants and skirts, as well as distinctive, contemporary jewelry. The apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and cottons. As Spirit of the West's apparel is generally of a higher quality than that featured in Northcountry, its price points are generally higher as well. Most items are priced between $20 and $400, generating an average customer catalog order of $203 during fiscal 1999, as compared to average orders of $209 and $204 during fiscal 1998 and fiscal 1997, respectively.

  Natural Elements. First introduced in February 2000, our new Natural Elements line features complimentary mix and match, versatile, casual separates in an vast array of colors and extended sizes. Most items are priced between $20 and $190, generating an average customer catalog order of $148 during February 2000.

  Home. A fiscal 1999 extension of our previously successful Bed & Bath line first introduced in 1997, Home features bed and bath linens and complimentary accessories, sleepwear and a variety of decorative accessories for other rooms of the home such as wall decor, lamps, rugs and accessory furniture. Most items are priced between $16 and $600, generating an average customer catalog order of $190 during fiscal 1999, as compared to an average order for our more limited Bed & Bath line of $160 and $137 during fiscal 1998 and fiscal 1997, respectively.

  Additionally, in order to serve the gift-giving needs of our existing customers and generate incremental sales during the important Christmas shopping season, each year we assemble a "Gifts-to-Go" merchandise line which is featured in a spirited holiday catalog and on our e-commerce web site. Among other items, Gifts-to-Go generally features a varied assortment of the most popular items featured in the merchandise lines described above. Although contributing measurably to fiscal third and fourth quarter sales, Gifts-to-Go has not been material to the annual sales of any fiscal year reported herein.

Our Primary Business Strategies

  Our continuing primary business strategies are as follows:

  Provide An Unsurpassed Shopping Experience Through Exceptional Customer Service. Consistently providing each of our current and future customers with unsurpassed shopping experiences through exceptional customer service has been, and will continue to be, our foremost competitive business strategy at Coldwater Creek. We believe that it has been our top-down, company-wide focus on meeting this objective each and every day which has contributed more than anything else to the success we have achieved to date. As our customer information database indicates that the majority of our customers likely lead hurried and demanding urban lives yet yearn for simpler times, we strive to convey a more relaxed and casual lifestyle in our catalogs, web site and retail stores. We seek to differentiate Coldwater Creek from other less personal and attentive retailers through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. By continuing to consistently provide each customer with prompt, knowledgeable and courteous service, we believe that we will be able to attract and retain a growing base of customers as well as build brand loyalty.

  Offer a High Quality, Differentiated Merchandise Assortment. We endeavor to offer our customers a broad and unique assortment of high quality apparel, jewelry, gifts and soft home accessories not commonly offered by competing retailers. So as to maintain our historically high rate of customer retention and cultivate increased sales from our proprietary customer file, we proactively analyze our extensive customer information database on an ongoing basis to timely identify any changes in the merchandise preferences and buying patterns of our customers and adjust our merchandise offerings accordingly. In our two primary merchandise lines, Northcountry and Spirit of the West, we attempt to appeal to somewhat different spirit and lifestyle orientations within our overall core demographic of customers. By doing so, we believe that we have been, and will continue to be, better able to grow our overall customer base over the longer term.

  Advance the Coldwater Creek Brand. In all aspects of our daily operations, from catalog, web site and store design to customer order fulfillment, we strive towards making the Coldwater Creek name synonomous with an extraordinary shopping experience. We seek to promote our brand image by maintaining industry-leading customer service and order fulfillment performance standards as well as by continually offering unique, high quality merchandise assortments. We also seek product exclusivity arrangements with our vendors, when possible, and emphasize in-house development of our private label offerings.

  Continued Investment in Technology and Infrastructure. We remain committed to an ongoing program of investment in technology and infrastructure in order to maintain our industry-leading customer service standards, further increase our operating efficiencies, and maximize our overall growth potential. We believe that by regularly investing in technology and infrastructure in advance of customer and sales growth we are empowered with the operational flexibility necessary to timely capture emerging strategic or market opportunities.

Our Primary Growth Initiatives

  Our current primary growth initiatives are as follows:

  Further Develop Our Catalog Sales Channel. During fiscal 1999, we realized $290.1 million in net catalog sales from the mailing of 139.8 million catalogs containing 13.6 billion pages of women's apparel, jewelry, gifts and soft home accessories. At February 26, 2000, our proprietary mailing list consisted of
8.9 million customer names, including 2.2 million "active" customers being customers who have made a purchase from us during the preceding twelve months. As our catalogs are designed to generate revenues across all of our sales channels, we plan on further developing our Catalog Sales Channel during fiscal 2000 through further cultivation of our core Northcountry catalog customer base, increased circulation of our Spirit of the West catalog and additional refinement of our recently debuted Natural Elements and Home merchandise lines. We remain fully committed to our long-standing mission of differentiating Coldwater Creek from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a casual and open lifestyle.

  Further Develop Our Internet Sales Channel. During fiscal 1999, we realized $26.1 million in profitable online e-commerce sales as compared to a mere $400,000 during fiscal 1998. Highly encouraged by our rapidly growing e-commerce sales, the fact that a significant portion of the customers patronizing our web site had no previous history with us, and believing that our online e-commerce sales could quite feasibly account for one-quarter of consolidated net sales by the end of fiscal 2000, we plan on further developing our Internet Sales Channel by implementing new technologies to further enhance its appeal, informational content, functionality, and most importantly, user friendliness. So as to fully realize the longer-term operating efficiencies and profit enhancements that we believe this virtual shopping medium has to offer us, we plan on continuing to leverage our well-established catalog sales infrastructure to both attract new customers and redirect existing customers to our web site. In addition to advertising our web site in various publications popular with our targeted demographic base, we continue to actively disseminate our web site's address (www.coldwatercreek.com) in all of our catalogs and stores. So as to encourage further customer migration and loyalty to this more cost efficient shopping medium, we are continuing to provide numerous incentives, most recently being same day shipment via air delivery at no additional surcharge. We are further supplementing this migration effort with weekly targeted e-mails using HTML to our approximately 600,000 name e-mail database, which we currently are expanding daily by approximately 2,000 to 3,000 e-mail addresses. Additionally, we are currently embarking on an international e-commerce effort with Japanese, German and Scandinavian web sites scheduled to come online by the fiscal 2000 year-end. Each site will have the same capabilities as the U.S. site and will be fully translated into the native language. In anticipation of the Japanese site coming online, we have already executed an agreement with the U.S. Postal Service Global Package Link to ensure delivery to Japanese customers within three to five days of their order and have established a dedicated Japanese return center.

  Further Develop Our Retail Sales Channel. During the third quarter of fiscal 1999, we opened our first two "urban" retail stores in Seattle, Washington and Kansas City, Kansas. These two "urban" full-line retail stores are in addition to our two previously existing "destination" or "resort" full-line retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the above expectations performance of the Seattle and Kansas City stores to date, we plan on further developing our Retail Sales Channel over the next few years by opening as many as 80 additional full-line retail stores in attractive, highly-trafficked urban markets within 29 states. We are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000 with leases recently executed for stores in Chicago, Dallas, Denver and Cincinnati. These new stores, despite being in urban settings, will retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. We believe that these retail stores will preserve the coveted aspect of the American woman's shopping experience to occassionally "touch and feel" the merchandise as well as provide us another means by which to introduce current and future customers to our catalogs and e-commerce web site.

  Introduce New Merchandise Lines. We will continue our ongoing efforts at identifying other distinct or complimentary merchandise lines that convey the Coldwater Creek spirit and allow us to further penetrate our targeted core demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. In this regard, during fiscal 1999, we significantly expanded our offerings of footwear, jewelry and soft home accessories. Most recently, in February 2000, we debuted our new Natural Elements merchandise line which features complimentary, mix and match, versatile, casual separates in a vast array of colors and extended sizes.

  Expand Existing Merchandise Selection. We endeavor to offer our customers a broad and unique assortment of high quality apparel, jewelry, gifts and soft home accessories not commonly offered by competing retailers. We continue to test and refine our existing merchandise lines on an ongoing basis in order to further cultivate and leverage our existing relationships with, and understanding of, our target customers. We proactively analyze our extensive customer information database on an ongoing basis to timely identify any changes in the merchandise preferences and buying patterns of our customers and adjust or expand our merchandise offerings accordingly. Using our insights into her likes and dislikes, our merchants and product developers continually attempt to procure and design merchandise with a greater appeal. As our portfolio of successfully performing merchandise grows, we also correspondingly increase our catalog and web site page counts to accommodate their inclusion.

  Increase Catalog Circulation and Response Rates. We pursue an aggressive catalog mailing strategy when market conditions permit. Our name acquisition and market segmentation program includes, among other things, obtaining lists of potential new customers from various external sources, including other retailers, and using our database technologies to analyze current and prospective customer files in an attempt to increase the response rates to our catalog mailings. Although generally providing a lower initial return on our marketing investment, we continually seek to more deeply penetrate our core demographic market through prospect catalog mailings so as promote our longer-term sales growth. We also cross-mail different catalogs to our existing customers in an attempt to increase their overall patronage.

Our Current Marketing Initiatives

  Our current marketing initiatives, which are designed to achieve our ongoing goals of attracting new customers and generating incremental sales from existing customers, are as follows.

  Existing Customer Sales Cultivation. We endeavor to generate continuing and incremental sales from existing customers across all of our sales channels primarily through selective catalog and mail solicitations, including e-mail, based on past purchase histories, customer and household demographics and other data. We prominently display within all of our catalogs the address of our e-commerce web site (www.coldwatercreek.com) in order to encourage customer migration to and patronizing of this more efficient and cost effective virtual shopping medium. We have also begun disclosing in our catalogs the locations of our increasing base of full-line retail stores. Catalog mailings to our actively buying existing customers generally produce higher response rates and contribute more profitable sales than less responsive and more costly catalog mailings to prospective customers. We expand and contract the number of catalogs mailed to existing customers, as well as adjust the timing thereof, based on our perception of current market conditions. During fiscal year 1999, we mailed a total of 139.8 million catalogs with approximately 60% of these catalogs being mailed to customers with a previous purchasing history with us.

  New Customer Sales Prospecting. We attempt to attract sales from new customers primarily through targeted catalog and mail solicitations to individuals identified through rented lists, outside marketing information services and our own market segmentation analysis. A key element of our overall marketing strategy has been to pursue an aggressive catalog circulation strategy when market conditions permit. Approximately 40% of our fiscal 1999 catalog mailings were to prospective customers who have had no previous purchasing history with us. We use our core Northcountry catalog as our primary prospecting catalog as its merchandise selection is competitively priced and includes merchandise types and styles reflective of our other catalogs. In addition, we regularly test market our catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria we specify. Although prospective catalog mailings generally have lower response rates and generate incremental, yet less profitable, sales than catalog mailings to our existing customers, we believe that this ongoing marketing investment is critical to growing our base of actively buying customer over the longer term. Reflecting this investment in future growth, our proprietary mailing list increased to 8.9 million names at February 26, 2000 as compared to 7.4 million and 5.4 million names at February 27, 1999 and February 28, 1998, respectively. Our active customer file, comprised of customers who have made a purchase during the preceding twelve months, grew to 2.2 million names at February 26, 2000 versus 2.0 and
1.6 million names at February 27, 1999 and February 28, 1998, respectively.

  Customer Information Database Analysis. We maintain an extensive proprietary database system to continuously accumulate and update detailed information on each of our customers, including personal information, demographic data and purchasing history. The technological capabilities of this system allows our marketing personnel to timely and efficiently analyze the performance of each catalog mailing or other solicitation. The system also allows us to segment our customer base according to many variables and analyze each segment's performance and buying patterns. The resulting information is used by us to prospectively adjust the frequency, timing and content of our various solicitations to maximize their productivity.

  Customer Presentation. Our catalogs and e-commerce web site include full color photographs and graphics displaying the merchandise and are accompanied by detailed product and pricing information. Original artwork or photographs are designed to appeal to our targeted customer. Each product display is accompanied by narrative describing the merchandise and its specifications in a manner designed to stimulate the reader's interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the jewelry and accessories needed to complete an outfit. Occasionally, photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills, while in others, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the shopping experience. We were one of the first apparel retailers to show items "off-figure," leaving the customer to decide if an item of merchandise is right for her based on the item's inherent style and not on how the item looks on a model. All catalog and web site pages are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the pages, make merchandise display and placement decisions and monitor the overall look, feel and quality. We maintain a studio for preliminary photographic work but regularly contract with independent photographers for final copy photographs. These capabilities help us preserve each marketing vehicle's distinctive character and also allow us greater control over the production schedule, which we believe reduces lead times and costs. These capabilities also provide us with greater flexibility and creativity in production and in selecting the merchandise to be included.

Our Current Merchandising Initiatives

  Our current merchandising initiatives, aimed at providing a differentiated selection of high quality, casual merchandise which reflects a uniquely relaxed and casual lifestyle, are as follows:

  Merchandise Lines. Our two primary merchandise lines, Northcountry and Spirit of the West, each feature distinctly different merchandise mixes so as to appeal to somewhat different spirit and lifestyle orientations within our overall targeted core demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. Northcountry offers a broad selection of generally lower-priced merchandise, including apparel, jewelry, art and gift items, reflecting a casual and open lifestyle. In contrast, Spirit of the West offers a broad, more upscale and generally higher priced assortment of women's apparel, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as distinctive, contemporary jewelry. Spirit's apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and cottons. By featuring two differentiated primary merchandise lines, we believe that we have been, and will continue to be, better able to align our merchandise offerings to the fashion preferences of each distinct customer segment within our targeted core demographic and more successfully grow our overall customer base over the longer term. We currently offer over 2,900 different items and 13,700 SKUs across all sales channels and merchandise lines with price points ranging from $16 to $600. The average customer catalog order realized during fiscal 1999 was $132 as compared to average orders of $142 and $149 during fiscal 1998 and fiscal 1997, respectively.

  Merchandise Mix. We have significantly evolved and expanded our overall merchandise offering in recent years. In the early 1990s, our overall merchandise offering focused more heavily on jewelry and accessories than apparel. However, responding to customer inquiries and market research indicating that our customers were increasingly willing to purchase apparel in the styles, of the quality and at the price points offered by us, we embarked on a program to significantly increase our apparel offerings. By fiscal 1995, our apparel offering represented approximately 50% of our consolidated net sales with jewelry and accessories representing approximately 25% each. Reflecting the 1996 introduction and subsequent growth of our Spirit of the West apparel line, our overall apparel representation accounted for approximately 70% of consolidated net sales in fiscal 1998 and fiscal 1999. We believe that the sales contribution of our apparel offerings may continue to increase, although at a diminishing rate, for the foreseeable future.

  New Product Introduction. We strive to continually add new merchandise and refine existing merchandise categories in our effort to promote additional purchases from our customers and to increase our customer retention rates by responding to their changing preferences. We periodically increase our catalog and web site page counts to accommodate the introduction of new, related or similar merchandise and merchandise categories. Our merchandising personnel continually evaluate the performance of our existing products, make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item, and plan the introduction and testing of new items. Consequently, our merchandise mix is continually refined as new items are introduced and tested and as items which do not meet our performance standards are replaced.

  Proprietary Branding. All aspects of our marketing and merchandising strategies are designed to promote the Coldwater Creek brand and make customers feel that they are not merely making a purchase but buying into a relaxed and casual lifestyle. We continue to develop and increasingly emphasize our proprietary line of private label apparel. We believe that our commitment to offering a line of high quality, internally developed apparel is an important element in differentiating our merchandise from that of our competitors. Our design and buying teams work closely together with selected vendors to derive product designs, choose materials and color schemes, and create an overall image consistent with the Coldwater Creek theme. We are generally able to exercise greater control over the merchandise development process with our private label merchandise than with third party-sourced merchandise. We plan to continue to expand our private label offerings and believe that such merchandise will continue to represent a growing percentage of total consolidated net sales in the future.

  Merchandise Sourcing and Vendor Relationships. In our attempt to offer unique merchandise which we believe is not commonly offered by competing retailers, we maintain relationships with over 1,300 merchandise vendors and seek exclusive distribution rights when possible. During fiscal 1999, approximately two-thirds of the merchandise purchased from our vendors was acquired with exclusive distribution rights which we believe enhances the uniqueness of the Coldwater Creek brand. Our merchandise acquisition strategy emphasizes relationships with domestic vendors, when possible, which we believe supports our inventory management efforts, provides for greater quality control and results in faster turnaround times for merchandise reorders. Our buyers and quality assurance inspectors work closely with our suppliers to ensure high standards of merchandise quality. We consider our vendor relations, on average, to be satisfactory. No single vendor accounted for more than 6% of our total merchandise purchases in fiscal 1999. We do not have any long-term or exclusive purchase commitments with any of our vendors.

  Clearance Item Strategies. We employ several strategies to expediously clear slow moving, discontinued and discounted merchandise. These strategies include our interactive e-commerce web site, twelve outlet stores, sale catalogs and flyers distributed in shipped merchandise and product inclusion within our other catalogs.

Our Customer Service and Order Fulfillment Operations

  We believe that our focus on providing extraordinary customer service and maintaining excellent customer relations is critical to our longer term ability to expand our customer base and build brand recognition. Our focus on customer service is evident at every level of our operations, including our customer service call center operations, our e-commerce web site operations, our order entry and fulfillment processes, our employee and sales agent training programs and our merchandise return policy. In addition, our continuing infrastructure investments, such as our investments in telephone and web site technologies and management information systems, have enabled us to continue to provide high levels of customer service and adhere to strict operating standards. Our efforts, in this regard, are described in greater detail below:

  Employee and Sales Agent Training. Our vision and goals emphasizing "customers first" are well communicated throughout the entire organization. Through our permanent and temporary employee orientation and training programs, we emphasize the critical importance of providing each and every customer with a consistently high level of prompt, knowledgeable and personal service. So as to maintain this customer service focus foremost in each employee's mind and to illustrate exceptional service provided by our personnel, we prominently post customer comments and operating statistics throughout the common areas of our facilities. When possible, it is our philosophy to empower line employees to make customer service decisions. As such, we do not maintain a separate customer service department. Instead, each sales agent receives training to allow him or her to handle customer complaints and inquiries, ensuring that a customer does not need to be transferred or placed on hold. We encourage our sales agents to seek out creative solutions to customer problems and concerns and to remain responsive to each customer's needs. All of our newly-hired sales agents participate in a ten-day training program, which includes merchandise and computer system training, mock telephone orders and a mentor system for working with more experienced personnel. Our sales agents are subsequently monitored to review performance and are retrained periodically on an as-needed basis. We provide opportunity for advancement for each employee dependent upon his or her skill level, personal effort and future potential.

  Customer Service Call Centers. We offer prompt, knowledgeable and courteous order entry services through the use of our toll-free telephone numbers which may be called 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise, catalog or web site inquiries. We currently operate customer service call centers in Coeur d'Alene, Idaho and Mineral Wells, West Virginia. Backup systems and rerouting capabilities allow our Mineral Wells and Coeur d'Alene customer service call centers to individually service our entire inbound 1-800 traffic if required by a system failure at either center. Our customer service call centers are currently equipped with over 500 stations, approximately two-thirds in the Mineral Wells center and approximately one-third in the Coeur d'Alene center. So as to provide the fastest possible telephone answer speeds, customer calls are automatically routed between the two customer service call centers based on which center has the most capacity at the time of the call. In the event that either center reaches capacity, an all-hands bell sounds throughout our administrative facilities alerting our personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 1999, our two call centers collectively handled approximately 4.8 million calls, including record peak volume of more than 43,000 calls in a single day, while achieving an average telephone answer speed of 6.5 seconds and an abandoned call rate of less than one percent.

  Customer Order Entry. We use an integrated on-line transaction processing system for all order entry and fulfillment tasks. These tasks include the inputting of telephone, Internet and mail orders, credit authorization, order processing and distribution. Our sales agents process orders directly into the system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. Our sales agents are trained to be knowledgeable in key merchandise specifications and features and they have ready access to physical samples of the entire merchandise line which enables our agents to answer detailed merchandise inquiries from customers on-line. We complete telephone orders in approximately four minutes, on average, depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, check or money order. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. During fiscal 1999, approximately 85% of our orders were received by telephone, 7.5% by Internet and the remaining 7.5% received by mail or facsimile.

  Customer Order Fulfillment. We believe that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. We currently operate distribution centers in Sandpoint, Idaho and Mineral Wells, West Virginia which are equipped with semi-automated picking, packing and shipping systems. Customer orders are processed and shipped in continuous waves throughout the day during normal operations with special attention being given to expedited and Internet orders. Once a customer's order has been fully entered by our sales agents into the aforementioned on-line transaction processing system, the order is printed in the appropriate distribution center where it is reviewed and all necessary distribution and shipping documents, including customs forms for international orders, attached. Thereafter, the order is prepared and packaged at one of our many packing stations. The order is bar-coded and scanned with the merchandise, quantity and ship date entered automatically into the customer order file for subsequent access by our sales agents. Gift orders are gift wrapped with accompanying handwritten notes as per the customer's instructions. During fiscal 1999, the majority of our shipments were sent via first class and priority mail through the U.S. Postal Service with the balance being sent via Federal Express and other carriers. Typically, each order is charged a shipping and handling fee which is based upon the total order price. Our customers normally receive their items within three to five business days after shipping, although telephone customers may request overnight delivery for an extra charge. So as to encourage further customer migration and loyalty to our more cost efficient e-commerce web site, we provide numerous incentives, most recently being same day shipment via air delivery at no additional surcharge.

  During fiscal 1999, we shipped approximately 4.8 million packages with approximately 79.4% of in-stock orders being shipped within one shipping day of order processing. Despite this volume, we achieved a distribution error rate of only 0.35%. We adjust our employee headcount, processing system and distribution hours to meet variable demand levels, particularly during the peak selling season. To meet increased order volume during our peak selling season, we utilize temporary employees and plan to continue this practice in the future.

  Return Policy. We have an unconditional return policy for all of our merchandise under which a customer can return an item for any reason at any time at our expense. We believe that our return policy builds customer loyalty and helps overcome any reluctance a customer may have to purchasing merchandise from catalogs or via the Internet.

  Investment in Technology and Infrastructure. Consistent with our ongoing commitment to optimizing the level of service provided to our customers, the efficiency and effectiveness of our operations and our future sales growth potential, we invested approximately $37.2 million in technology and infrastructure improvements during the three fiscal years ended February 26, 2000. These technology and infrastructure investments primarily were made to expand our distribution and customer service facilities and to upgrade our telecommunication, management information and e-commerce systems. The single largest such investment during this period was the establishment of our new East Coast Operations Center in Mineral Wells, West Virginia. During fiscal 1998, we established interim call center and distribution operations in West Virginia in order to alleviate certain capacity constraints being experienced at our Sandpoint, Idaho facilities and to better and more cost-effectively serve the majority of our customers who are located on or near the East Coast. In July of 1999, these interim operations were transitioned into a new 600,000 square foot East Coast Operations Center being leased by us over an initial term of twenty years. In connection with the establishment of these East Coast operations, we also implemented certain new technologies in order to provide more flexible tools for managing our inventory. During fiscal 1999, these new systems were additionally implemented into our distribution center in Sandpoint, Idaho. As a result of these investments, our consolidated shipping capacity was increased to approximately 120,000 orders per day.

Our Technology

  Our primary hardware and software systems are as follows:

  Our Mainframe Computer Platform. Our mainframe computer platform is the Hewlett Packard 3000 series ("HP/3000").

  Our Telecommunications Platform. We maintain Northern Telecom telephone switches at each of our customer service call centers which provides us with a scaleable platform to accommodate future growth. Our system is designed to reduce the risk of telephone delays and capacity constraints. Our internal private network is converged to allow the simultaneous delivery of data, video or voice over the same network to our two geographically distant customer service call centers. This capability allows us to operate our two customer service call centers as a single "virtual customer service call center" as calls coming into one location are automatically routed to the other location if the load is too high. In the event either customer service call center is unable to receive incoming calls due to factors such as natural disasters, power failures or system problems, calls are routed to the other customer service call center in a process which is transparent to the customer. If neither customer service call center can be accessed, we have contracted with our long-distance carriers to redirect incoming calls to sales agents' homes to help ensure that uninterrupted service can be provided to our customers.

  Our Primary Business Software Platform. We have adopted a widely used catalog order processing software system ("MACS") as the management information and customer service cornerstones of our business operation. This software system, which is platformed on our HP/3000, is used by us, as it is by many leading companies in the direct marketing industry, for all order entry and fulfillment tasks, the inputting of telephone, mail and Internet orders, credit authorization, order processing and distribution and shipment. Our system is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. The system is fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of our two customer service call centers. We believe this redundancy reduces the risk of interruption of customer service or other critical operations.

  Our Marketing Database Software Platform. We maintain a marketing database software system which allows customer data to be accumulated, searched and segmented according to different variables and allows application of demographic overlays. This software system is fully compatible and interfaces with our MACS business platform to perform monthly batch downloads of ordering information into the database.

  Our Warehouse Management Hardware and Software Platform. Customer order routing as well as certain other warehouse management functions are performed by a software system ("PKMS") platformed on a dedicated IBM AS/400. PKMS treats our geographically distict distribution centers in Sandpoint, Idaho and Mineral Wells, West Virginia as a single "virtual distribution center" and assigns the customer orders it receives from our MACS system to the logistically optimum distribution center for fulfillment based on the proximity of the customer's zip code and inventory availability.

  Our E-Commerce Hardware Platform. We have installed physically and geographically diverse and redundant web server farms to serve our rapidly growing e-commerce business. These web server farms are based on the NT operating system and are tightly integrated into our HP/3000. We have also installed network and server load balancing devices from F5 that allow customer orders received on our e-commerce web site to be routed to the least busy server farm and the least busy server in that farm.

  Our Retail Platform. Currently, store level point-of-sale support is provided by the MACS' point-of-sale facility. Our planned opening of additional "urban" retail stores will be supported by a new STR point-of-sale system that we plan to have installed in fiscal 2000.

Employees

  As of February 26, 2000, we had 957 full-time employees and 664 temporary employees. During the peak retail selling season, which for us includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees currently are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Trademarks

  Coldwater Creek and Spirit of the West are registered trademarks of the Company. We believe that our registered and common law trademarks have significant value and that our Coldwater Creek and Spirit of the West trademarks are instrumental to our ability to create and sustain demand for and market our merchandise.

Risk Factors

  Continued Dependence On and Risks Associated with Our Catalog
Operations. Our success as a company for the foreseeable future will depend significantly on the future success of our established Catalog Sales Channel. We believe that the future success of our Catalog Sales Channel will be predicated upon the efficient targeting of our catalog mailings, a high volume of prospect catalog mailing, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our catalog mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated revenue from a particular catalog mailing, and thereby not recover the costs associated with that catalog mailing, our financial condition, results of operations and cash flows could be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, revenues generated by each catalog mailing can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which factors may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. Any inability we have to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which could have a material adverse effect on our financial condition, results of operations and cash flows.

  Our New Internet and Retail Sales Channels are Untested and Extremely Difficult to Evaluate. Although we have been in the catalog business for many years, we have only limited experience with our Internet and Retail Sales Channels. Our approaches in these new sales channels are untested as a business matter, and we cannot be sure that these approaches will provide the value to us that we expect. Furthermore, our management does not have significant experience operating in these new sales channels and our future success will depend on recent and future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition. Any investment in us must be considered in light of the problems frequently encountered by companies at this stage of development in new and rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address the risks and challenges associated with the Internet.

  Risks Associated with Our Growth Strategy. Our growth strategy primarily includes the following components: (i) further development of our Catalog, Internet and Retail Sales Channels, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise selection, and
(iv) increased catalog circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates, and increased patronage of our Web site. Our failure to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our Catalog, Internet and Retail Sales Channels, to maintain our current average order size and response rates, and leverage the success of existing catalog titles to new merchandise lines, catalogs, web site and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows. As part of our Retail Sales Channel strategy, we are currently establishing for the first time in the Company's history a base of full-line "urban" retail stores. We have currently identified a total of 80 attractive urban markets in 29 states where we may establish full-line retail stores over the next several years. We have had limited experience operating retail stores and have no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog mailing program, our aggressive Internet growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

  Risks Affecting Our Ability to Fulfill Orders. Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal Service. Although we believe we have built redundancy into our telephone and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments which would result in a reduction of net sales and could mean increased administrative and shipping costs. Excess call volume could result in telephone answer delays and delays in placing orders. There can be no assurance that telephone call volumes will not exceed present telephone system capacity and that, as a result, telephone answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to the standards in the catalog industry, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and our financial condition, results of operations and cash flows.

  Risks Associated with System Disruptions. Our ability to attract and retain users and customers to our e-commerce web site depends on the performance, reliability and availability of our web site and network infrastructure. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties. While we continue to implement procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Third parties may not be liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service providers for access to our web site. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

  We May Face Potential Electronic Commerce-Related Liabilities and
Expenses. As a result of our e-commerce web site, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. Some of the risks that may result from electronic commerce include:

  .product liability or other tort claims relating to goods;

  . claims of consumer fraud and false or deceptive advertising or sales practices;

  . breach of contract claims relating to merchant transactions; and

  . claims relating to any failure to appropriately collect and remit sales or other taxes arising from electronic commerce transactions.

  . Even to the extent that such claims do not result in material liability, investigating and defending such claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  Quarterly and Seasonal Fluctuations. Our revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development and production until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal fluctuations in our sales and operating results, which is typical of many apparel retailers. In past fiscal years, our net sales and profits have been heavily reliant on the November and December holiday season. We believe that in the future this seasonality will continue. In anticipation of increased sales activity during November and December, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. If, for any reason, our sales were to fall below our expectations during November and December, our financial condition, results of operations and cash flows would likely be materially adversely affected.

  Merchandise Returns. As part of our customer service commitment, we maintain a liberal merchandise return policy which allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are adequate, there can be no assurance that actual merchandise returns will not exceed our allowances. In addition, there can be no assurance that the introduction of new merchandise through our various channels, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

  Ability to Manage Expanding Operations. Our growth has resulted in an increased demand on our managerial, operational and administrative resources. However, in order to manage currently anticipated levels of future demand, we will be required to continue, among other things, to (i) improve and integrate our management information systems and controls, including inventory management, (ii) adjust our distribution capabilities and (iii) attract and retain qualified personnel, including middle management. In addition, there can be no assurance that any upgrades, improvements and expansions in our overall infrastructure and operations will increase the productivity or efficiency of our operations or that the same will be adequate to meet our present or future needs. Continued growth could result in a strain on our management, financial, merchandising, marketing, distribution and other resources and we may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient materials and manufacturing capacity from vendors to produce our merchandise, problems in upgrading our management information systems and delays in production and shipments. There can be no assurance that we will be able to manage future growth effectively and any failure to manage growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows. Our inability to respond to and manage these changing business conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

  Competition. The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, including some with catalog and e-commerce operations, and other catalog and direct marketing companies and international competitors. With respect to the apparel merchandise offered by us, we are in direct competition with more established catalog, Internet and retail operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of our customers. Any failure on our part to successfully market our apparel merchandise or compete effectively against such competitors would likely have a material adverse effect on our growth and could adversely affect our financial condition, results of operations and cash flows. Many of these competitors are larger and have significantly greater financial, marketing and other resources than us. Increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. In addition, because we source a significant percentage of our merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that our merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While we believe that we have been able to compete successfully because of our brand recognition, the exclusivity and broad range and quality of our merchandise, including our private label merchandise offerings, and our superior customer service policies, there can be no assurance that we will be able to maintain or increase our market share in the future. Our failure to compete successfully would likely have a material adverse effect our financial condition, results of operations and cash flows.

  Changing Consumer Preferences; General Economic Conditions. Although we believe that our business has benefited from increasing consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that such trends will continue. Any change in these trends could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise which we offer could have a material adverse effect on financial condition, results of operations and cash flows. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our financial condition, results of operations and cash flows. Our business is sensitive to regional changes in customers' spending and discretionary income patterns which, in turn, are controlled to a large extent by prevailing economic conditions. Adverse economic conditions in one or more regions in which we have significant sales could have a material adverse effect on sales of our merchandise and, as a result, on our financial condition, results of operations and cash flows.

  Dependence on Key Personnel. Our success depends largely on the efforts of our key personnel, including Dennis and Ann Pence, our founders. Dennis and Ann Pence have been involved in all aspects of our business, including marketing, merchandising and operations. The loss of either of their services would likely have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we believe several other key employees, including Georgia Shonk-Simmons (Chief Merchant and President of Catalog & Retail Sales Division), Don Robson (Senior Vice President and Chief Financial Officer) and Tom Scott (Senior Vice President, Chief Operations Officer and Chief Information Officer), and other operational, marketing and merchandising personnel, are important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, in particular with respect to our new sales channels. The loss of any such key personnel could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth.

  Possible Volatility of Our Stock Price. The market price for our common stock may be significantly affected by such factors as our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, announcements of new merchandise offerings by us or our competitors, seasonal effects on sales and various factors affecting the economy in general. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 2. PROPERTIES

  Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of February 26, 2000 are set forth below:

                                                                          Approximate
        Facility                      Address              Owned/Leased      Size
        --------                      -------              ------------ ---------------

Corporate Offices.......  One Coldwater Creek Drive            Owned     51,000 sq. ft.
                          Sandpoint, Idaho 83864

Distribution Center.....  3333 McGee Road                      Owned    150,000 sq. ft.
                          Sandpoint, Idaho 83864

Outlet Distribution                                           Leased     36,000 sq. ft.
 Center.................  1402 North Boyer Avenue
                          Sandpoint, Idaho 83864

Coeur d'Alene Customer
 Service
 Call Center (1)........  1201 Ironwood Drive                 Leased     45,000 sq. ft.
                          Coeur d'Alene, Idaho 83814

East Coast Operations
 Center, including
 Distribution Center and
 Customer Service
 Call Center............  100 Coldwater Creek Drive           Leased    600,000 sq. ft.
                          Mineral Wells, W. Virginia 26160

Four Retail Stores (2)..  Various U.S. Locations              Leased     50,000 sq. ft.

Twelve Outlet Stores....  Various U.S. Locations              Leased     55,000 sq. ft.

Photo Studio............  4100 McGee Rd.                      Leased      4,000 sq. ft.
                          Sandpoint, ID 83864

--------
(1) In February 2000, we entered into a build-to-suit, sale-lease agreement for the construction of a new 60,000 square foot customer service call center in Coeur d'Alene, Idaho to replace our currently leased 45,000 square foot facility there (reflected above) which is not able to sufficiently accommodate the future technology and space requirements of our Direct Channel. Construction of the new facility is scheduled to be completed during the Summer of 2000. The term of the lease is fifteen years. The lease of the above current facility expires September 30, 2000.

(2) On May 23, 2000, we announced that we have executed leases for an additional four full-line "urban" retail stores in Chicago, Dallas, Denver and Cincinnati. Each such store measures between 7,000 and 10,000 square feet. We are committed to the opening of one or more additional stores during fiscal 2000, bringing our total number of retail stores by our fiscal 2000 year-end to at least nine. Refer to "Item 7--Management's Discussion and Analysis--Liquidity and Capital Resources" for further information, including details regarding the expected leasing of additional retail store properties in connection with our various growth initiatives.

  The above corporate offices, distribution centers and customer service call centers adequately meet our immediate needs. With the replacement of the Coeur d'Alene Customer Service Call Center, we believe that our corporate offices, distribution centers and customer service call centers will meet our operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS AND STATE TAXATION

  We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our liability, if any, under any pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

  The direct response business as conducted by us is subject to the merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While we believe we are in material compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect our operations.

  We only collect sales taxes from customers transacting purchases in states where we have physically based some portion of our retailing business. Our wholly-owned subsidiary also pays applicable corporate income, franchise and other taxes to states where our outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended February 26, 2000.

                                  MANAGEMENT

Directors and Executive Officers

  Below is a table setting forth the current name, age and position of our directors and executive officers:

             Name               Age                     Positions held
             ----               ---                     --------------
Dennis Pence..................  [50] President, Chief Executive Officer, Chairman of the
                                      Board of Directors, Secretary and President of
                                      Internet Commerce Division
Ann Pence.....................  [50] Creative Director and Vice-Chairman of the Board of
                                      Directors
Georgia Shonk-Simmons.........  [49] Chief Merchant and President of Catalog & Retail
                                      Sales Division
Tom Scott.....................  [43] Senior Vice President, Chief Operating Officer and
                                      Chief Information Officer
Donald Robson.................  [54] Senior Vice President, Chief Financial Officer and
                                      Treasurer
Robert H. McCall, CPA (1)(2)..  [54] Director
Curt Hecker (2)...............  [39] Director
Michelle Collins (1)..........  [40] Director
Duncan Highsmith (1)(3).......  [51] Director
James R. Alexander (4)........  [57] Director

--------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

(3) Mr. Highsmith's Board and Compensation Committee service commenced on May 22, 1999.

(4) Mr. Alexander's Board service commenced March 25, 2000. Mr. Alexander previously served as a Director and as Chairman of the Compensation Committee from 1984 through 1998 before having to decline to stand for re-election due to other professional obligations.

  Dennis Pence co-founded the Company in 1984, and has served as President and Chief Executive Officer of the Company since its incorporation in 1988. Mr. Pence has also served as a Director on the Board of Directors of the Company since its incorporation. Since July 1999, Mr. Pence has served as Chairman of the Board of Directors of the Company. Prior thereto, Mr. Pence served as Vice-Chairman of the Board of Directors of the Company. In April 1999, Mr. Pence was also appointed as President of the Company's then newly-formed Internet Commerce Division. Since July 1998, Mr. Pence has also served as Secretary to the Company. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America from 1975 to 1983, where his final position was National Marketing Manager, Consumer Video Products.

  Ann Pence co-founded the Company in 1984, and has served as its Creative Director since that time. Mrs. Pence has also served as a Director on the Board of Directors of the Company since its incorporation in 1988. Since July 1999, Mrs. Pence has served as Vice-Chairman of the Board of Directors of the Company. Prior thereto, Mrs. Pence served as Chairman of the Board of Directors of the Company. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director.

  Georgia Shonk-Simmons was promoted in April 1999 to President of the Company's Catalog & Retail Sales Division. Ms. Shonk-Simmons continues to serve, as she has since joining the Company in July 1998, as Chief Merchant of the Company responsible for all merchandising, marketing, inventory planning and quality control functions. Prior to the above promotion, Ms. Shonk-Simmons held the title of Vice President of Merchandising. From 1994 to 1998, prior to joining the Company, Ms. Shonk-Simmons was Executive Vice-President of the Newport News Catalog Division of Spiegel, a multi-billion dollar international specialty retail. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice-President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

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

  Donald Robson was promoted in April 1999 to Senior Vice President. Mr. Robson continues to serve, as he has since joining the Company in January 1995, as Chief Financial Officer and Treasurer. Prior to the above promotion, Mr. Robson held the title of Vice President of Finance and Administration. From January 1995 to July 1998, Mr. Robson also served as a Board member and as Secretary to the Company. From 1992 to 1995, prior to joining the Company, Mr. Robson was a Financial Executive Consultant. From 1978 to 1992, Mr. Robson held a number of progressively responsible positions with, and ultimately served as Executive Vice President and Chief Financial Officer for, Neiman Marcus Stores, a national high-end department store chain and cataloger.

  Robert H. McCall, a Certified Public Accountant, has served as a Director on the Board of Directors of the Company since 1994. Since February 1995, Mr. McCall has also served as a member and Chairman of the Company's Audit Committee and as a member of the Compensation Committee. Since 1981 Mr. McCall has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho, which provided accounting, tax and auditing services to the Company from 1984 to 1993.

  Curt Hecker has served as a Director on the Board of Directors of the Company, as well as a member of the Audit Committee, since August 1995. Since August 1995, his principal occupation has been President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho. Prior thereto, Mr. Hecker served as Vice President of West One Bank (now US Bank) with which the Company once had its primary banking relationship.

  Michelle Collins has served as a Director on the Board of Directors of the Company, as well as a member of the Compensation Committee, since September 1997. In July 1998, Ms. Collins became Chairman of the Compensation Committee. Since January 1998, Ms. Collins has served as Managing Director of Svoboda, Collins L.L.C. Previously thereto, Ms. Collins was a principal in the corporate finance department of William Blair & Company, L.L.C., overseeing the firm's specialty retail sector. During the Company's initial public offering of common shares in January 1997, Ms. Collins represented William Blair & Company as co-underwriter. Ms Collins, joined William Blair & Company, L.L.C. as an associate in 1986 after obtaining a Masters in Business Administration from the Harvard Business School. Ms. Collins also serves as a director on the boards of directors of CDW Computer Centers, Inc. and McWhorter Technologies Inc.

  Duncan Highsmith has served as a Director on the Board of Directors of the Company since May 1999. Since 1987, Mr. Highsmith has served as President and Chief Executive Officer of Highsmith

Inc., an international direct marketer of various products to schools and libraries. Mr. Highsmith also serves as a director on the boards of directors of a number of privately-held companies, including Highsmith Inc.

  James R. Alexander has served as a Director on the Board of Directors of the Company since March 2000. Mr. Alexander previously served as a Director on the Board of Directors of the Company and as Chairman of the Compensation Committee from 1984 to 1998 before having to decline to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for the past 20 years, serving a variety of mail order retailers of apparel, gifts and home decor.

  No director or executive officer of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

Other Key Management Employees

  Below is a table setting forth the current name, age and position of our other key management employees:

Tony Saulino.................. [43] Vice President of Operations
Mac Morgan.................... [45] Vice President of Advertising
Karen Reed.................... [36] Vice President of Internet Commerce Division
Arthur "Skip" Jones........... [47] Vice President of Stores
Belinda Richardson............ [36] Vice President of Parkersburg Operations
Teri Oliver................... [31] Vice President of Catalog Marketing
Randy Long (1)................ [53] Vice President of Human Resources

--------
(1) Mr. Long's employment with the Company terminated on March 1, 1999.

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

  Karen Reed has served as Vice President of the Company's Internet Commerce Division since September 1999. From March 1997 to September 1999, Ms. Reed served as Vice President of Catalog Marketing. From 1995 to 1997, Ms. Reed was the Director of Circulation and from 1990 to 1995 she was the Company's Circulation Manager. Prior to joining the Company, from 1988 to 1990, Ms. Reed served as a computer programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities.

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

  Teri Oliver has served as Vice President of Catalog Marketing since September 1999. From March 1997 to September 1999, Ms. Oliver was Director of Circulation. From November 1995 to March 1997, Ms. Oliver served as Customer Acquisition Manager. From November 1992 to November 1995, Ms. Oliver served as a Marketing Analyst. Prior to joining the Company, from June 1991 to November 1992, Ms. Oliver was employed as an Actuarial Analyst for Safeco Insurance Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                              STOCK PRICE HISTORY

  Our common stock has been quoted on the NASDAQ under the symbol "CWTR" since our initial public offering on January 29, 1997. On February 26, 2000, we had 119 stockholders of record and 10,319,345 shares of $.01 par value common stock outstanding.

  The following table sets forth certain sales price and trading volume data for our common stock for the periods indicated:

                                                                         Average
                                              High      Low      Close   Volume
                                            -------- --------- --------- -------
Fiscal 2000:
  First Quarter (through May 25, 2000)..... $25 1/8  $16 1/8   $22 15/16  53,605
Fiscal 1999:
  First Quarter............................ $20      $10 1/8   $20        59,500
  Second Quarter........................... $21 5/8  $16 1/8   $17 1/2    31,151
  Third Quarter............................ $29 1/16 $17 1/8   $27 7/8    51,049
  Fourth Quarter........................... $28 1/4  $16       $18 5/8    45,783
Fiscal 1998:
  First Quarter............................ $41 3/8  $18 7/8   $22 3/4   135,382
  Second Quarter........................... $27 1/2  $15 13/16 $16        46,122
  Third Quarter............................ $19 1/2  $11       $12 5/8    52,633
  Fourth Quarter........................... $16 9/16 $ 9 9/16  $10 1/16   79,048

                                DIVIDEND POLICY

  The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

  The selected financial and operating data in the following table sets forth
(i) balance sheet data as of February 26, 2000 and February 27, 1999, and statement of operations data for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K Annual Report,
(ii) balance sheet data as of February 28, 1998, March 1, 1997 and March 2, 1996, and statement of operations data for the fiscal years ended March 1, 1997 and March 2, 1996, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein, (iii) unaudited pro forma statement of operations data, computed as indicated in the footnotes set forth below, and (iv) selected operating data as of and for the periods indicated derived or computed from our circulation records or the statement of operations data identified above. The information below should be read in conjunction with "Item 7--Management's Discussion and Analysis" and "Item 8-- Financial Statements" included elsewhere.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                      Fiscal Years Ended (1)
                              -----------------------------------------------------------------------------
                               February 26,    February 27,     February 28,     March 1,       March 2,
                                   2000            1999             1998           1997           1996
                              --------------- ---------------  --------------- -------------  -------------
                              (unaudited, in thousands except per share and selected operating data)
Statement of Operations
 Data:
Net sales...................  $      328,267  $      325,231   $      246,697  $     143,059  $      75,905
Cost of sales...............         156,186         156,198          120,126         66,430         32,786
                              --------------  --------------   --------------  -------------  -------------
Gross profit................         172,081         169,033          126,571         76,629         43,119
Selling, general and
 administrative expenses....         150,349         150,655          107,083         64,463         37,356
                              --------------  --------------   --------------  -------------  -------------
Income from operations......          21,732          18,378           19,488         12,166          5,763
Interest, net, and other....             864            (697)              57           (153)          (149)
Gain on sales of Milepost
 Four assets................             826             --               --             --             --
                              --------------  --------------   --------------  -------------  -------------
Income before provision for
 income taxes...............          23,422          17,681           19,545         12,013          5,614
Provision for income taxes
 (2)........................           9,251           6,990            7,857          1,197            --
                              --------------  --------------   --------------  -------------  -------------
Net income..................  $       14,171  $       10,691   $       11,688  $      10,816  $       5,614
                              ==============  ==============   ==============  =============  =============
Net income per share--Basic
 (3)........................  $         1.38  $         1.05   $         1.15  $        1.46  $        0.77
                              ==============  ==============   ==============  =============  =============
Weighted average shares
 outstanding--Basic (3).....      10,236,000      10,167,000       10,120,000      7,390,000      7,245,000
                              ==============  ==============   ==============  =============  =============
Net income per share--
 Diluted (3)................  $         1.34  $         1.02   $         1.10  $        1.41  $        0.77
                              ==============  ==============   ==============  =============  =============
Weighted average shares
 outstanding--Diluted (3)...      10,588,000      10,503,000       10,633,000      7,656,000      7,245,000
                              ==============  ==============   ==============  =============  =============
Pro Forma Statement of
 Operations Data:
Net income as reported
 above......................             n/a             n/a              n/a  $      10,816  $       5,614
Pro forma provision for
 income taxes (2)...........             n/a             n/a              n/a          4,929          2,218
                                                                               -------------  -------------
Pro forma net income........             n/a             n/a              n/a  $       5,887  $       3,396
                                                                               =============  =============
Pro forma net income per
 share--Basic (4)...........             n/a             n/a              n/a  $        0.68  $        0.41
                                                                               =============  =============
Pro forma weighted average
 shares outstanding--
 Basic (4)..................             n/a             n/a              n/a      8,617,000      8,208,000
                                                                               =============  =============
Pro forma net income per
 share--Diluted (4).........             n/a             n/a              n/a  $        0.66  $        0.41
                                                                               =============  =============
Pro forma weighted average
 shares outstanding--
 Diluted (4)................             n/a             n/a              n/a      8,883,000      8,208,000
                                                                               =============  =============




Balance Sheet Data:
Working capital.............  $       33,918  $       24,597   $       13,949  $      13,990  $       2,169
Total assets................         122,870         100,621           98,225         61,974         23,450
Long-term debt (net of
 current maturities)........             --              --               --             --             100
Stockholders' equity........          76,570          60,106           48,875         37,187         14,525


Selected Operating Data:
Net sales growth (5)........           1.0 %          31.8 %           72.4 %         88.5 %         67.8 %
Total catalogs mailed.......     139,800,000     153,100,000      113,700,000     63,500,000     45,900,000
Total active customers (6)..       2,200,000       2,000,000        1,600,000      1,100,000        700,000
Average catalog order (7)...  $       132.00  $       142.00   $       149.00  $      128.00  $       97.00

--------
(1) References to a fiscal year refer to the calendar year in which such fiscal year commences. We have a 52/53 week fiscal year that ends on the Saturday closest to February 28. All fiscal years presented above consisted of 52 weeks.

(2) Prior to our initial public offering on January 29, 1997, the Company operated as an S-corporation and was not subject to federal and certain state income taxes. Pro forma income taxes are depicted above at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods. Upon terminating the Company's S-corporation status, we recognized a non-recurring, non-cash charge to earnings to recognize deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109.

(3) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 superceded Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revised the computation and presentation of earnings per share, and was adopted by us as required during the fourth quarter of fiscal 1997. Net income per share--Basic , which replaced primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per share--Diluted, which replaced fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

(4) Pro forma net income per share--Basic is based on net income per share-- basic, as computed above, but also gives pro forma effect to (i) income taxes at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods and (ii) that number of initial public offering common shares whose net proceeds were necessary to fund the distribution of the S-corporation retained earnings balance. Pro forma net income per share--Diluted additionally reflects the dilutive effect of common shares issuable under stock options as computed using the treasury stock method.

(5) Excluding $16.0 million in fiscal 1998 net sales directly attributable to the Milepost Four catalog title, which was discontinued in the fourth quarter of fiscal 1998, our net sales for fiscal 1999 increased by $19.1 million, or 6.2%.

(6) An "active customer" is defined as a customer who has purchased merchandise from us within the twelve month period preceding the end of the period indicated.

(7) An "order" is defined as the dollar amount of a processed customer catalog invoice or a pending catalog order on file. The "average catalog order" is calculated by dividing the aggregate amount of all customer catalog invoices and pending catalog orders processed in a period by the number of customer catalog orders placed in such period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion may contain forward-looking statements, including statements regarding our strategies, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These statements are based on our current expectations and our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside our control such as customer response rates, consumer preferences, and fluctuations in paper, postage and telecommunication costs; competition; effects of shifting patterns of e-commerce versus catalog purchases; success of operating and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed below and elsewhere in this Form 10-K Annual Report. References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday closest to February 28. The fiscal year is generally 52 weeks, as is the case with all periods discussed herein, and occasionally consists of 53 weeks.

Overview

  The fiscal year ended February 26, 2000 ("fiscal 1999") was a milestone year in the sixteen year history of Coldwater Creek ("the Company") as we embarked on a major program of evolution and expansion. First and foremost, we successfully transitioned the Company from its historical roots as a single-channel catalog retailer into a more dynamic retailer with two channels, Direct and Retail. Our Direct Channel is comprised of catalog and e-commerce whereas our Retail Channel is comprised of full-line retail stores. We believe that our new multi-channel structure will position us well for targeting increased growth and market share in the future.

  During fiscal 1999, we mailed 139.8 million catalogs containing 13.6 billion pages of women's apparel, jewelry, gifts and soft home accessories. The catalogs present unique assortments of merchandise targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000. Our catalogs are designed to generate revenues across all of our sales channels.

  We remained fully committed throughout the year to our long-standing mission of differentiating ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a relaxed and casual lifestyle. It is our firm belief that the foundation of our success to date has been the effective execution of our marketing and merchandising strategies coupled with high customer service standards and efficient order entry and fulfillment operations. We strongly believe that our continued commitment to these unwaivering objectives will allow us to further build upon the unique brand identity and strong relationships we have been able to establish with our loyal customer base. At February 26, 2000, our proprietary mailing list consisted of 8.9 million customer names, including
2.2 million "active" customers who have made a purchase from us during the preceding twelve months.

  Recognizing early into fiscal 1999 that our core targeted demographic was finally beginning to enthusiastically embrace the Internet as an exciting, convenient and secure shopping medium, we immediately began implementing our plan to evolve our previously modest web site, which was primarily focused on providing information about the Company's history and philosophy as well as to promoting clearance merchandise, into a fully-interactive, user-friendly e-commerce web site (www.coldwatercreek.com) where current and prospective customers could enjoyably shop and purchase from our entire 2,900 item/13,700 SKU line of merchandise. The initial success of our e-commerce initiative quickly became evident to us as the rate of online sales rapidly escalated with milestones of one million dollars and two million dollars in online net sales being realized during the calendar months of August and September 1999, respectively. Our online sales continued to grow at an escalating rate into the holiday shopping season, with online sales constituting nearly $10 million, or 10%, of consolidated net sales for the fiscal third quarter ended November 27, 1999. Further validating our confidence in this new virtual marketplace, our online sales momentum carried through, and more importantly beyond, the holiday shopping season contributing $13.1 million, or 12.8%, of consolidated net sales for the fiscal fourth quarter ended February 26, 2000. For the fiscal 1999 year as a whole, our online sales were profitable on a full-cost basis, unlike those of many notable and highly touted e-commerce ventures, and accounted for $26.1 million, or 8.0% of consolidated net sales. Striking in comparison, our online sales for fiscal 1998 were a mere $400,000.

  We have also been very pleased that, on average, a significant percentage of the customers patronizing our web site have had no previous history with the Company. This indicates to us that, in addition to providing for certain longer-term operating efficiencies, our web site is not merely redistributing sales among our channels but is measurably contributing to our overall consolidated sales growth. Another quite favorable development during fiscal 1999 was that our web site quickly became our most effective and efficient promotional vehicle for the disposition of excess catalog merchandise inventory, so much so, that we are evaluating the possible closure of three or more of our remaining twelve leased outlet stores during fiscal 2000 thereby eliminating certain related operating expenses.

  Encouraged by the ongoing success of our e-commerce web site, we have continued to implement new technologies to further enhance its appeal, informational content, functionality, and most importantly, user friendliness. Currently, our web site offers with a click of a mouse button product search capabilities, detailed product specifications and care instructions, real-time inventory availability, live Quintas-based customer service chat assistance with an average response time of approximately 15--20 seconds and e-mail customer service inquiry with an average response time of approximately 10 minutes. In addition to advertising our web site in various publications popular with our targeted demographic base, we continue to actively disseminate our web site's address (www.coldwatercreek.com) in all of our catalogs and stores. So as to encourage further customer migration and loyalty to this more cost efficient shopping medium, we are continuing to provide numerous incentives, most recently being same day shipment via air delivery at no additional surcharge. We are further supplementing this migration effort with weekly targeted e-mails using HTML to our approximately 600,000 name e-mail database, which we currently are expanding daily by approximately 2,000 to 3,000 e-mail addresses. Additionally, we are currently embarking on an international e-commerce effort with Japanese, German and Scandinavian web sites scheduled to come online by the fiscal 2000 year-end. Each site will have the same capabilities as the U.S. site and will be fully translated into the native language. In anticipation of the Japanese site coming online, we have already executed an agreement with the U.S. Postal Service Global Package Link to ensure delivery to Japanese customers within three to five days of their order and have established a dedicated Japanese return center.

  Believing that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience and to provide another means by which to introduce current and prospective customers to our catalogs and e-commerce web site, we have also embarked on a program of selectively establishing for the first time full-line retail stores in highly-trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in Seattle, Washington and Kansas City, Kansas which are performing above our initial expectations. These new stores, despite being in urban settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls, are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the success we have realized to date with these two pilot "urban" retail stores and our geographic analysis of brand recognition, we have identified approximately 80 attractive urban markets in 29 states and are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000 with leases recently executed for stores in Chicago, Dallas, Denver and Cincinnati.

  Also, in an attempt to fulfill what we believe to be an underserved niche of women's apparel, we introduced just prior to the fiscal 1999 year-end a new complimentary apparel line entitled Natural Elements which features mix and match, versatile, casual separates in a vast array of colors and extended sizes. This complementary new line, which we rolled-out across our sales channels, is in addition to our three established merchandise lines. Our Northcountry line, first introduced in 1985, remains the Company's core line of merchandise and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. Introduced in 1993, our recently updated Spirit of the West line features fashionable, upscale apparel and hard-to-find jewelry and accessories. Our Home line, a recent expansion upon our previously successful Bed & Bath line first introduced in 1997, features unique and comfortable textiles, decorative accessories and upscale bed and bath products. With respect to fiscal 2000, it is our current plan to maintain the consistent performance of Northcountry, escalate our catalog circulation of Spirit of the West, and further refine the performance of Home and Natural Elements. As we did with the recent roll-out of Natural Elements, we will in the future continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce retailers, to introduce new merchandise lines and reach new customers.

  In June of 1999, we successfully sold at a gain certain assets associated with our previous Milepost Four men's apparel catalog title. We had previously discontinued this title during the fourth quarter of fiscal 1998 as its longer-term prospects were determined by us to be less promising than that offered by other merchandise lines.

  So as to alleviate certain past capacity constraints at our distribution center in Sandpoint, Idaho, reduce shipping costs to our largest customer concentration in the eastern United States and accommodate our current and future growth initiatives, we opened a new 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia during July of 1999. This new facility immediately met our initial minimum targets for order processing, which we attribute to our extensive planning and piloting efforts, and has subsequently continued to realize incremental productivity improvements which we believe will continue into the foreseeable future. With the addition of this new facility, we now have a consolidated base of operations capable of processing approximately 120,000 customer orders a day.

Results of Operations

  The following table sets forth certain information regarding the Company's costs and expenses expressed as a percentage of net sales:

                                                                Fiscal
                                                           --------------------
                                                           1999   1998    1997
                                                           -----  -----   -----
     Net sales............................................ 100.0% 100.0 % 100.0%
     Cost of sales........................................  47.6   48.0    48.7
                                                           -----  -----   -----
     Gross profit.........................................  52.4   52.0    51.3
     Selling, general and administrative expenses.........  45.8   46.3    43.4
                                                           -----  -----   -----
     Income from operations...............................   6.6    5.7     7.9
     Interest, net, and other.............................   0.3   (0.3)    --
     Gain on sale of Milepost Four assets.................   0.2    --      --
                                                           -----  -----   -----
     Income before provision for income taxes.............   7.1    5.4     7.9
     Provision for income taxes...........................   2.8    2.1     3.2
                                                           -----  -----   -----
     Net Income...........................................   4.3%   3.3 %   4.7%
                                                           =====  =====   =====

Fiscal 1999 Compared to Fiscal 1998

  Our consolidated net sales for fiscal 1999 were $328.3 million, an increase of $3.1 million, or 1.0%, from the $325.2 million in net sales realized during fiscal 1998. However, after adjusting to exclude $16.0 million in fiscal 1998 net sales directly attributable to the Milepost Four catalog title, our net sales for fiscal 1999 increased by $19.1 million, or 6.2%. Our Catalog and Internet Channels accounted for $316.2 million, or 96.3%, of consolidated fiscal 1999 net sales as compared to $299.7 million, or 96.9%, of consolidated, as adjusted, fiscal 1998 net sales. Our rapidly growing Internet Channel contributed $26.1 million, or 8.0% of consolidated fiscal 1999 net sales as compared to only $0.4 million during fiscal 1998. Our Retail Channel contributed $12.1 million, or 3.7%, of consolidated fiscal 1999 net sales as compared to $9.5 million, or 3.1%, of consolidated, as adjusted, fiscal 1998 net sales. The fiscal 1999 growth in consolidated net sales primarily was attributable to increased order volumes from our e-commerce web site, and to a lesser extent, our core Northcountry catalog and retail stores. These increases were more than sufficient to offset lower order volume from a more normalized level of Spirit of the West catalog mailings during fiscal 1999 and the fiscal 1999 absence of net sales from Milepost Four. As elaborated upon in our "Fiscal 1998 Compared to Fiscal 1997" discussion below, fiscal 1998 net sales included an unusually high amount of low-margin clearance sales from incremental catalog mailings made to expeditiously liquidate Spirit of the West overstocks.

  A key element of our overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. Catalog mailings were 139.8 million during fiscal 1999, a reduction of 13.3 million, or 8.7%, from the 153.1 million catalog mailings during fiscal 1998. However, after adjusting to exclude 14.0 million Milepost Four catalog mailings made during fiscal 1998, catalog mailings for fiscal 1999 increased 0.7 million, or 0.5%. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, our proprietary mailing list increased 1.5 million names, or 20.3%, to 8.9 million names at February 26, 2000 as compared to 7.4 million names at February 27, 1999. Active customers, defined as a customer who has purchased from us during the preceding twelve months, increased by 0.2 million, or 10.0%, to 2.2 million at February 26, 2000 as compared to 2.0 million at February 27, 1999.

  Gross profit consists of net sales less cost of sales, with cost of sales primarily being merchandise acquisition costs, freight in, handling and storage costs. Our fiscal 1999 gross profit was $172.1 million, an increase of $3.0 million, or 1.8%, from the $169.0 million realized during fiscal 1998. Our fiscal 1999 gross margin was 52.4%, an improvement of 45 basis points from the fiscal 1998 gross margin of 52.0%. This improvement in gross margin primarily was due to our fiscal 1999 merchandise mix having higher margins, on average, than our prior year merchandise mix.

  Selling, general and administrative expenses ("SG&A") primarily consist of marketing, distribution and general and administrative expenses. The marketing expense component primarily consists of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). SG&A expenses decreased by $0.4 million, or 0.3%, to $150.3 million during fiscal 1999 from $150.7 million in fiscal 1998. SG&A expenses also decreased as a percentage of net sales to 45.8% during fiscal 1999, an improvement of 52 basis points from our 46.3% rate in fiscal 1998. Our SG&A expenses and rate were adversely impacted during fiscal 1999 by certain receiving and shipping costs arising in connection with our initial coordination of the new East Coast Operations Center and existing Sandpoint facility. We also experienced certain incremental labor costs from the hiring of a substantial number of new temporary employees for the holiday season at the new East Coast Operations Center. However, these adverse effects of adding substantial capacity were more than offset by various fiscal 1999 cost containment initiatives throughout other areas of the Company and the fact that the comparative fiscal 1998 year was adversely impacted by high marketing costs. The high marketing costs incurred in fiscal 1998 were a result of incremental, yet less profitable, catalog mailings made in connection with aggressive customer prospecting and promotional clearances of excess merchandise inventory realized as a consequence of the lower than expected performance of Spirit of the West in the 1998 year.

  As a result of the foregoing, income from operations increased by $3.4 million, or 18.3%, to $21.7 million for fiscal 1999 from $18.4 million for fiscal 1998. Expressed as a percentage of net sales, income from operations was 6.6% for fiscal 1999 versus 5.7% in fiscal 1998.

  Reflecting our significantly improved operating cash flow position throughout fiscal 1999, primarily as a result of our heightened focus on negotiated supplier payment terms and inventory management, we realized net interest and other income of $0.9 million during fiscal 1999 versus net interest and other expense of $0.7 million during fiscal 1998, an improvement of $1.6 million or 224.0%. Also favorably impacting our fiscal 1999 profitability was a $0.8 million non-recurring, pre-tax gain on the sale of assets associated with our previously discontinued Milepost Four men's catalog title.

  The provision for income taxes increased $2.3 million, or 32.3%, to $9.3 million during fiscal 1999 from $7.0 million during fiscal 1998. This increase was consistent with the 32.5% increase in fiscal 1999 pre-tax income over fiscal 1998.

  We completed fiscal 1999 realizing net income of $14.2 million (net income per basic and diluted share of $1.38 and $1.34, respectively) versus $10.7 million (net income per basic and diluted share of $1.05 and $1.02, respectively) for fiscal 1998, an improvement of $3.5 million or 32.6%.

Fiscal 1998 Compared to Fiscal 1997

  Our consolidated net sales increased by $78.5 million, or 31.8%, to $325.2 million during fiscal 1998 from $246.7 million during fiscal 1997. This growth primarily was attributable to increased order volume from increased circulation of our core Northcountry catalog, and to a significantly lesser degree, our then newest and fastest growing catalog, Bed & Bath. The strong performance of Northcountry, to a certain extent, counterbalanced the then continued weaker than expected performance realized from our Spirit of the West and Milepost Four catalogs.

  Catalog mailings were 153.1 million during fiscal 1998, an increase of 39.4 million, or 34.7%, from 113.7 million catalog mailings during fiscal 1997. As a result of this ongoing marketing investment in current and future customer growth, the Company's proprietary mailing list increased 2.0 million names, or 37.0%, to 7.4 million names at February 27, 1999 as compared to 5.4 million names at February 28, 1998. Active customers increased by 0.4 million, or 25.0%, to 2.0 million at February 27, 1999 as compared to 1.6 million at February 28, 1998.

  Outpacing the rate of growth realized for net sales, our gross profit increased 33.5%, or $42.5 million, to $169.0 million during fiscal 1998, up from $126.6 million during fiscal 1997. As a result, our gross margin improved to 52.0% for fiscal 1998 from 51.3% in fiscal 1997. This improvement in gross margin primarily was attributable to higher than expected realized margins on sales of excess merchandise inventory made through the Company's newly implemented promotional disposition vehicles. The strong performance of these new disposition vehicles allowed us to reduce the magnitude of the write-downs required for excess merchandise inventory from that which was required in prior fiscal years.

  SG&A expenses increased by $43.6 million, or 40.7%, to $150.7 million during fiscal 1998 from $107.1 million in fiscal 1997. SG&A expenses also increased as a percentage of net sales to 46.3% during fiscal 1998 from 43.4% during fiscal 1997. The dollar and percentage increases primarily were attributable to the catalog circulation costs incurred in connection with our ongoing marketing investment in customer growth as well as certain incremental, yet less profitable, catalog mailings primarily made during the first quarter of fiscal 1998. The incremental first quarter mailings were made in order to expeditiously reduce the level of excess merchandise inventory realized as a consequence of the lower than expected performance of Spirit of the West. To a lesser extent, continuing infrastructure investments made to support our anticipated growth contributed to the SG&A increase. The incremental infrastructure costs incurred for the added east coast customer service and distribution operations, and to a lesser extent, outlet stores, will be recurring in nature.

  As a result of the foregoing, income from operations decreased by $1.1 million, or 5.7%, to $18.4 million for fiscal 1998 from $19.5 million for fiscal 1997. Expressed as a percentage of net sales, income from operations was 5.7% for fiscal 1998 versus 7.9% in fiscal 1997.

  Reflecting an overall increase in the average level of advances outstanding under our bank credit facility, we incurred $0.7 million in net interest and other expense during fiscal 1998 as compared to $0.1 million in net interest and other income during fiscal 1997.

  The provision for income taxes decreased $0.9 million, or 11.0%, to $7.0 million during fiscal 1998 from $7.9 million during fiscal 1997. This decrease was relatively consistent with the 9.5% decrease in fiscal 1998 pre-tax income over fiscal 1997.

  Net income for fiscal 1998 was $10.7 million (net income per basic and diluted share of $1.05 and $1.02, respectively) versus $11.7 million (net income per basic and diluted share of $1.15 and $1.10, respectively) for fiscal 1997.

Quarterly and Seasonal Fluctuations

  Our revenues and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and related offerings, recognition of net sales and costs contributed by new merchandise and related offerings, fluctuations in customer response rates, fluctuations in paper, production, postage and telecommunication costs and expenses, merchandise returns, unseasonal weather conditions affecting customer demand, adverse weather conditions affecting distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix.

  We defer the recognition of catalog development and production costs and record them as sales are recognized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. Approximately three-quarters of the revenue generated by each mailing is recognized within the subsequent 30 to 45 days. A portion of the revenue from a catalog mailing may also be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar catalog offering was recognized in the previous year.

  We have experienced, and will likely continue to experience, seasonal fluctuations in our sales and operating results, which are typical of many apparel retailers. Historically, each fiscal year's net sales and profits have been heavily reliant on the November and December holiday season. In anticipation of increased sales activity during November and December, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. In addition, due to the larger percentage of gifts and accessories offered in the second half of the fiscal year related to holiday gift-giving, we normally expect higher gross margins in the second half of the fiscal year than in the first half. If, for any reason, our sales were to fall below expectations during November and December, our financial condition, results of operations and cash flows could be materially adversely affected.

  The following table contains selected unaudited quarterly financial data for fiscal 1999 and fiscal 1998. The lower net sales and results of operations realized during the first and second fiscal quarters evidence the aforementioned seasonal trends. The increased net income realized in the second quarter of fiscal 1999 primarily was attributable to the non-recurring gain realized from the sale of certain assets related to the discontinued Milepost Four catalog title and increased interest income. The decreased profitability for the first quarter of fiscal 1998 primarily was attributable to the incremental catalog circulation costs incurred to expeditiously liquidate Spirit of the West excess inventory. In our opinion, this unaudited information has been prepared on the same basis as the audited information presented elsewhere and includes all adjustments, solely of a normal recurring nature, necessary to present fairly, in all material respects, the information set forth therein.

                                                        Fiscal 1999
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $65,135 $59,812 $101,190 $102,130
Gross profit................................  34,194  29,929   53,145   54,813
Selling, general and administrative
 expenses...................................  31,627  28,522   44,895   45,305
Income from operations......................   2,567   1,407    8,250    9,508
Provision for income taxes..................   1,044     948    3,401    3,858
Net income.................................. $ 1,569 $ 1,446 $  5,188 $  5,968
Net income per share--Basic................. $  0.15 $  0.14 $   0.51 $   0.58
Net income per share--Diluted............... $  0.15 $  0.14 $   0.49 $   0.56
                                                        Fiscal 1998
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $79,937 $60,952 $ 94,730 $ 89,613
Gross profit................................  41,812  29,984   48,983   48,254
Selling, general and administrative
 expenses...................................  40,390  28,776   41,094   40,395
Income from operations......................   1,422   1,208    7,889    7,859
Provision for income taxes..................     472     374    3,033    3,111
Net income.................................. $   703 $   556 $  4,513 $  4,919
Net income per share--Basic................. $  0.07 $  0.05 $   0.44 $   0.48
Net income per share--Diluted............... $  0.07 $  0.05 $   0.43 $   0.48

--------
Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

Liquidity and Capital Resources

  We have historically funded our growth through a combination of funds generated from operations, trade credit arrangements and short-term bank credit facilities. As our working capital requirements generally precede the realization of sales, we routinely draw on our revolving line of credit to produce catalogs and increase inventory levels in anticipation of future sales realization. Our standard trade credit arrangements for purchased inventory and services typically require the net amount due to be paid by us within sixty days of the invoice date.

  We maintain an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At our option, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The underlying agreement provides that we must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001.

  Operating activities generated $30.5 million of positive cash flow during fiscal 1999 as compared to $9.6 million of positive cash flow during fiscal 1998 and $6.0 million of negative cash flow during fiscal 1997. On a comparative year-to-year basis, the fiscal 1999 improvement over fiscal 1998 primarily reflects our higher net income complemented by the increase in non-cash depreciation expenses and the positive cash flow effects of increased accounts payable primarily resulting from more favorable supplier terms and accrued liabilities primarily resulting from timing differences. These positive cash flows were partially offset primarily by the reversal of the non-operating gain on the sale of Milepost Four and the negative cash flow effects of increased receivables and decreased income tax liabilities. The fiscal 1998 improvement over fiscal 1997 primarily reflects our lower net income being more than offset by the positive cash flow effects of decreased inventory purchases. Fiscal 1998 additionally reflects the positive cash flow effects resulting from increased levels of income tax liabilities and lower levels of receivables, prepaid expenses and deferred catalog costs. These positive cash flows were partially offset primarily by the negative cash flow effects of decreased accounts payable and accrued expenses.

  The fiscal 1999 net positive operating cash flow of $30.5 million, as well as $1.5 million in net investing proceeds from the sale of Milepost Four assets and $1.4 million in net proceeds from the exercise of employee stock options, primarily were utilized to fund $16.6 million of capital equipment expenditures, to fully pay-off our $9.9 million revolving line of credit balance, resulting in the Company having no short or long-term debt, and to increase our cash and cash equivalents balance by $7.4 million. The fiscal 1998 net positive operating cash flow of $9.6 million, as well as $0.5 million in net proceeds from the exercise of employee stock options, primarily were utilized to fund $10.3 million of capital equipment expenditures.

  Investing activities consumed $14.6 million, $10.0 million and $11.9 million of cash during fiscal 1999, 1998 and 1997, respectively, with cash outlays consisting principally of capital expenditures. The fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the new 600,000 square foot East Coast Operations Center discussed below, and to a lesser degree, hardware and software additions and upgrades to corporate systems, including the e-commerce web site, and leasehold improvements related to the recently opened Seattle and Kansas City "urban" retail stores. The fiscal 1998 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the added East Coast operations, and to a lesser degree, hardware and software upgrades to corporate systems and leasehold improvements to outlet stores. Expenditures directly attributable to the Company's Y2K compliance program were immaterial, by fiscal year and in the aggregate. Investing activities for fiscal 1999 also reflect $1.5 million in net proceeds from the aforementioned sales of Milepost Four assets and $0.6 million in net proceeds from the sale of land previously held for investment.

  Financing activities consumed $8.5 million of cash during fiscal 1999 whereas financing activities provided $0.2 million and $9.1 million of cash during fiscal 1998 and 1997, respectively. With the exception of $1.4 million in net proceeds from exercises of stock options, fiscal 1999 reflects the full repayment of our previous $9.9 million revolving line of credit balance. Fiscal 1998 reflects $0.5 million in net proceeds from exercises of stock options and a net reduction of $0.3 million in our previous revolving line of credit balance. Fiscal 1997 reflects $10.3 million in net advances under our revolving line of credit and a final distribution of $1.1 million to our previous S-corporation shareholders.

  As a result of the foregoing, we had $33.9 million in working capital at February 26, 2000 as compared to $24.6 million at February 27, 1999. Our current ratio was 1.7 at February 26, 2000 as compared to 1.6 at February 27, 1999.

  As previously discussed, we opened in July of 1999 our new 600,000 square foot East Coast Operations Center. We will incur annual lease expense of approximately $2.5 million over the twenty year lease term. The lease allows us, at our option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

  In February 2000, we entered into a build-to-suit, sale-lease agreement for the construction of a new 60,000 square foot customer service call center in Coeur d'Alene, Idaho to replace our currently leased 45,000 square foot facility there which is not able to sufficiently accommodate the future technology and space requirements of our Direct Channel. Construction of the new facility is scheduled to be completed during the summer of 2000. We will incur annual lease expense of approximately $0.7 million during the first three years of the fifteen year lease term with subsequent annual lease payments adjusted based upon the Northwest region's consumer price index.

  Also, as previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly-trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in Seattle, Washington and Kansas City, Kansas which are performing above our initial expectations. These "urban" stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the success we have realized to date with these two pilot "urban" retail stores, we have identified approximately 80 attractive urban markets in 29 states and are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000 with leases recently executed for stores in Chicago, Dallas, Denver and Cincinnati. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $1.5 million to $2.0 million depending upon size and design elements.

  We currently estimate between $16 million and $20 million in total capital expenditures during fiscal 2000 primarily consisting of leasehold improvements for the planned five new retail store locations and a new point-of-sale computer system to accommodate this expansion, and to a lesser extent, other corporate technology additions and upgrades. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

  We believe that cash flow from operations and borrowing capacity under our $50.0 million bank credit facility will be sufficient to support operations and future growth for the foreseeable future. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Other Matters

 Year 2000 Compliance

  As a result of our planning and preparation efforts over the past two years, we experienced no significant problems at the turn of the century with either our own technology or that of our infrastructure providers. Contingency plans to manage all identified areas of perceived risk will remain in place throughout 2000. The costs incurred by us in connection with our Year 2000 compliance program have been and are expected to remain immaterial to our financial position, results of operations and cash flows.

 Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for our fiscal 2001 financial statements. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, we do not currently expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Borrowings under our bank credit facility are at a variable rate of interest, and based on the current level of borrowings, we experience only modest changes in interest expense when market interest rates change. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   40

Consolidated Balance Sheets as of February 26, 2000 and February 27,
 1999.....................................................................   41

Consolidated Statements of Operations for the fiscal years ended February
 26, 2000, February 27, 1999 and February 28, 1998........................   42

Consolidated Statements of Stockholders' Equity for the fiscal years ended
 February 26, 2000, February 27, 1999 and February 28, 1998...............   43

Consolidated Statements of Cash Flows for the fiscal years ended February
 26, 2000, February 27, 1999 and February 28, 1998........................   44

Notes to the Consolidated Financial Statements............................   45

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Coldwater Creek Inc.:

  We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiary as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiary as of February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boise, Idaho
April 4, 2000

                      COLDWATER CREEK INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                      February 26, February 27,
                                                          2000         1999
                                                      ------------ ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................   $  7,533     $    149
  Receivables........................................      5,741        2,683
  Inventories........................................     60,203       56,474
  Prepaid expenses...................................      1,319        1,234
  Prepaid catalog costs..............................      3,994        4,274
  Deferred income taxes..............................        915          --
                                                        --------     --------
    TOTAL CURRENT ASSETS.............................     79,705       64,814
Deferred catalog costs...............................      2,817        3,195
Property and equipment, net..........................     38,895       31,236
Executive loans......................................      1,453        1,376
                                                        --------     --------
    TOTAL ASSETS.....................................   $122,870     $100,621
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit...........................   $    --      $  9,938
  Accounts payable...................................     30,098       17,086
  Accrued liabilities................................     13,549        7,668
  Income taxes payable...............................      2,140        4,445
  Deferred income taxes..............................        --         1,080
                                                        --------     --------
    TOTAL CURRENT LIABILITIES........................     45,787       40,217
  Deferred income taxes..............................        513          298
                                                        --------     --------
    TOTAL LIABILITIES................................     46,300       40,515
                                                        --------     --------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding...........        --           --
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 10,319,345 and 10,183,117 issued and
   outstanding, respectively.........................        103          102
  Additional paid-in capital.........................     41,579       39,287
  Retained earnings..................................     34,888       20,717
                                                        --------     --------
    TOTAL STOCKHOLDERS' EQUITY.......................     76,570       60,106
                                                        --------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......   $122,870     $100,621
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        February 26, February 27, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
Net sales..............................   $328,267     $325,231     $246,697
Cost of sales..........................    156,186      156,198      120,126
                                          --------     --------     --------
  GROSS PROFIT.........................    172,081      169,033      126,571
Selling, general and administrative
 expenses..............................    150,349      150,655      107,083
                                          --------     --------     --------
  INCOME FROM OPERATIONS...............     21,732       18,378       19,488
Interest, net, and other...............        864         (697)          57
Gain on sale of Milepost Four assets...        826          --           --
                                          --------     --------     --------
  INCOME BEFORE PROVISION FOR INCOME
   TAXES...............................     23,422       17,681       19,545
Provision for income taxes.............      9,251        6,990        7,857
                                          --------     --------     --------
  NET INCOME...........................   $ 14,171     $ 10,691     $ 11,688
                                          ========     ========     ========
  NET INCOME PER SHARE--BASIC..........   $   1.38     $   1.05     $   1.15
                                          ========     ========     ========
  NET INCOME PER SHARE--DILUTED........   $   1.34     $   1.02     $   1.10
                                          ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                             Retained
                                 Common Stock   Additional   Earnings
                               ----------------  Paid-in   (Accumulated
                               Shares Par Value  Capital     Deficit)    Total
                               ------ --------- ---------- ------------ -------
BALANCE, MARCH 1, 1997.......  10,120   $101     $38,748     $(1,662)   $37,187
Net income...................     --     --          --       11,688     11,688
                               ------   ----     -------     -------    -------
BALANCE, FEBRUARY 28, 1998...  10,120   $101     $38,748     $10,026    $48,875
Net income...................     --     --          --       10,691     10,691
Net proceeds from exercise of
 stock options...............      63      1         539         --         540
                               ------   ----     -------     -------    -------
BALANCE, FEBRUARY 27, 1999...  10,183   $102     $39,287     $20,717    $60,106
Net income...................     --     --          --       14,171     14,171
Net proceeds from exercise of
 stock options...............     136      1       1,409         --       1,410
Tax benefit realized from
 exercises of stock options..     --     --          883         --         883
                               ------   ----     -------     -------    -------
BALANCE, FEBRUARY 26, 2000...  10,319   $103     $41,579     $34,888    $76,570
                               ======   ====     =======     =======    =======





   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Fiscal Year Ended
                                                                --------------------------------------
                                                                February 26, February 27, February 28,
                                                                    2000         1999         1998
                                                                ------------ ------------ ------------
OPERATING ACTIVITIES:
  Net income...................................................   $ 14,171     $ 10,691     $ 11,688
                                                                  --------     --------     --------
Noncash items:
  Depreciation and amortization................................      7,242        5,691        3,738
  Deferred income tax (benefit) provision......................     (1,780)        (100)         988
  Gain on sale of Milepost Four assets.........................       (826)         --           --
  Other, net...................................................        (30)         --           --
Net change in current assets and liabilities:
  Receivables..................................................     (1,881)       1,336       (1,677)
  Inventories..................................................     (4,449)      (3,423)     (27,772)
  Prepaid expenses.............................................        (85)       1,495       (2,273)
  Prepaid catalog costs........................................        280       (1,480)      (1,419)
  Accounts payable.............................................     13,012      (10,189)       9,924
  Accrued liabilities..........................................      5,881       (2,849)       4,968
  Income taxes payable.........................................     (1,421)       4,629         (451)
Decrease (increase) in deferred catalog costs..................        378        3,825       (3,673)
                                                                  --------     --------     --------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........   $ 30,492     $  9,626     $ (5,959)
                                                                  --------     --------     --------
INVESTING ACTIVITIES:
  Purchase of property and equipment...........................   $(16,647)    $(10,266)    $(10,319)
  (Loans to) repayments of loans to executives.................        (77)         244       (1,620)
  Proceeds from sale of Milepost Four assets...................      1,546          --           --
  Purchase of marketable securities............................     (2,280)         --           --
  Proceeds from sale of marketable securities..................      2,239          --           --
  Proceeds from sale of land...................................        639          --           --
                                                                  --------     --------     --------
    NET CASH USED IN INVESTING ACTIVITIES......................   $(14,580)    $(10,022)    $(11,939)
                                                                  --------     --------     --------
FINANCING ACTIVITIES:
  Net (repayments of) advances under revolving line of credit..   $ (9,938)    $   (326)    $ 10,264
  Net proceeds from exercises of stock options.................      1,410          540          --
  Distributions to stockholders................................        --           --        (1,130)
                                                                  --------     --------     --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES........   $ (8,528)    $    214     $  9,134
                                                                  --------     --------     --------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      7,384         (182)      (8,764)
    Cash and cash equivalents, beginning.......................        149          331        9,095
                                                                  --------     --------     --------
    CASH AND CASH EQUIVALENTS, ENDING..........................   $  7,533     $    149     $    331
                                                                  ========     ========     ========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid for interest.......................................   $     47     $  1,012     $     99
  Cash paid for income taxes...................................     12,656        1,546        8,170
  Tax benefit realized from exercises of stock options.........        883          --           --

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Organizational Structure and Nature of Operations

  Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a retailer of women's apparel, jewelry, gifts and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, an interactive e-commerce web site (www.coldwatercreek.com) and full-line retail stores.

  Through its wholly-owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates twelve outlet stores, which along with the web site and periodic clearance catalogs, serve as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany balances and transactions have been eliminated.

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

 Revenue Recognition

  The Company recognizes sales and the related cost of sales either at the time merchandise ordered from a catalog or the web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company provides an allowance for returns based on historical experience and future expectations. Shipping and handling fees charged to customers and list rental income are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial.

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

  When the Company's catalogs are mailed, these costs are reclassified as deferred catalog costs and amortized over the periods in which the related revenues are expected to be realized. Substantially all revenues are generated within the first three months after a catalog is mailed. Catalog expenses were $84.1 million in fiscal 1999, $95.7 million in fiscal 1998 and $66.6 million in fiscal 1997.

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

  The provision for related depreciation and amortization is computed using the straight-line method. The estimated useful lives for buildings and land improvements are fifteen to thirty years. The estimated useful lives for furniture and fixtures, technology hardware and software and machinery and equipment, including immaterial assets under capital leases, are three to seven years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to twenty years, whichever is less.

 Leases

  Any leased asset for which the Company assumes substantially all risks and rewards of ownership is capitalized as property and equipment with a corresponding liability recorded (amounts not significant for any period presented). All other leases are accounted for as operating leases with the related rental expenses charged to operations as incurred.

 Income Taxes

  Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

 Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, trade receivables and payables, executive loans and borrowings under the revolving line of credit for which the carrying amounts approximate fair value in all material respects.

                      COLDWATER CREEK INC. AND SUBSIDIARY

 Earnings Per Share

  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur under the treasury stock method if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock.

 Segment Reporting

  The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

  The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, principally Canada and Japan, have been less than ten percent of net sales in each reported period. Net sales of apparel products represented approximately 70% of the Company's total consolidated net sales during fiscal years 1999, 1998 and 1997. The remaining net sales were made up of jewelry, gifts and soft home accessories.

 Recently Adopted Accounting Standards and SEC Staff Accounting Bulletins

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable with the exception of data conversion and training costs, which, when incurred during this phase are to be expensed. The required fiscal 1999 adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The required fiscal 1999 adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial statements.

  In December 1999, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition policies have been and continue to be in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101.

 Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"

                      COLDWATER CREEK INC. AND SUBSIDIARY

("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, we do not currently expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

2. PROPERTY AND EQUIPMENT

  Property and equipment, net, consists of:

                                                      February 26, February 27,
                                                          2000         1999
                                                      ------------ ------------
                                                           (in thousands)
   Land..............................................   $   152      $ 1,899
   Building and land improvements....................    11,466       11,466
   Leasehold improvements............................    12,829        3,303
   Furniture and fixtures............................     4,239        3,461
   Technology hardware and software..................    24,111       15,996
   Machinery and equipment...........................     7,104        8,875
                                                        -------      -------
                                                         59,901       45,000
   Less: accumulated depreciation and amortization...    21,006       13,764
                                                        -------      -------
                                                        $38,895      $31,236
                                                        =======      =======

  In February of 2000, the Company entered into a build-to-suit, sale-lease agreement for the construction of a new 60,000 square foot customer service call center in Coeur d'Alene, Idaho. The Company will incur annual lease expense of approximately $0.7 million for the first three years of the fifteen year lease term with subsequent annual lease payments adjusted based upon the Northwest region's consumer price index.

  The Company leases its East Coast Operations Center, Coeur d'Alene, Idaho Customer Service Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain of these leases provide for percentage rentals on sales above specified minimums and contain renewal options. Aggregate rent expense incurred under these operating leases was $4,734,000, $1,824,000 and $1,042,000 for fiscal years 1999, 1998 and
1997, respectively. Certain of these leases are noncancellable and have aggregate minimum lease payment requirements as of February 26, 2000 of $5,623,000 in fiscal 2000, $5,514,000 in fiscal 2001, $5,406,000 in fiscal
2002, $5,017,000 in fiscal 2003, and $4,847,000 in fiscal 2004, with total payments thereafter of $46,963,000.

3. REVOLVING LINE OF CREDIT

  The Company maintains an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable

                      COLDWATER CREEK INC. AND SUBSIDIARY

Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001.

  At February 26, 2000, the Company had no outstanding letters of credit.

4. ACCRUED LIABILITIES

  Accrued liabilities consist of:

                                                     February 26, February 27,
                                                         2000         1999
                                                     ------------ ------------
                                                          (in thousands)
     Accrued payroll, related taxes and benefits....   $  4,912      $4,031
     Accrued sales returns..........................      7,629       3,384
     Other..........................................      1,008         253
                                                       --------      ------
                                                       $ 13,549      $7,668
                                                       ========      ======

5. KEY EXECUTIVE LOAN AND INCENTIVE COMPENSATION PROGRAM

  Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason.

  During fiscal 1999, as an additional incentive to retain key executives, the Board of Directors authorized a compensation bonus pool of up to $1.6 million. The portion of the compensation bonus pool designated to each key executive will be payable in lump sum on September 25, 2001 provided that certain specified performance criteria over a 24 month period have been met by both the key executive and the Company as a whole. The Company is accruing the related compensation expense to each key employee on a straight-line basis over the period based on the current expectation that the specified performance criteria will be met by both the key employee and the Company as a whole.

                      COLDWATER CREEK INC. AND SUBSIDIARY

6. EARNINGS PER SHARE

  The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share (in thousands):

                                                   Fiscal Years Ended
                                         --------------------------------------
                                         February 26, February 27, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Net income..............................   $14,171      $10,691      $11,688
                                           =======      =======      =======
Average shares outstanding used to
 determine net income per basic common
 share..................................    10,236       10,167       10,120
Net effect of dilutive stock options
 based on the treasury stock method
 using average market price (1).........       352          336          513
                                           -------      -------      -------
Average shares used to determine net
 income per diluted common share........   $10,588      $10,503      $10,633
                                           =======      =======      =======

--------
(1) Anti-dilutive stock options excluded from the above computations were 277, 354 and 227 for fiscal years 1999, 1998 and 1997, respectively.

7. INCOME TAXES

  The Company's income tax provisions include the following:

                                                    Fiscal Years Ended
                                          --------------------------------------
                                          February 26, February 27, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                                      (in thousands)
Current income tax provision:
 Federal................................    $ 9,751       $5,816       $5,980
 State..................................      1,280        1,274          889
Deferred income tax (benefit) provision:
 Federal................................     (1,573)         (82)         860
 State..................................       (207)         (18)         128
                                            -------       ------       ------
  Total income tax provision............    $ 9,251       $6,990       $7,857
                                            =======       ======       ======

  Reconciliations of the statutory U.S. federal income tax rate and the Company's effective income tax rates are as follows:

                                                  Fiscal Years Ended
                                        --------------------------------------
                                        February 26, February 27, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
Statutory income tax rate..............     35.0%        35.0%        35.0%
State income taxes, net of federal
 benefit...............................      4.5          4.5          5.2
                                            ----         ----         ----
Effective income tax rate..............     39.5%        39.5%        40.2%
                                            ====         ====         ====

                      COLDWATER CREEK INC. AND SUBSIDIARY

  The tax effect of temporary differences that cause significant portions of the deferred tax assets and liabilities as of February 26, 2000 and February 27, 1999 are as follows:

                                        February 26, 2000   February 27, 1999
                                        ------------------- -------------------
                                        Current  Noncurrent Current  Noncurrent
                                        -------  ---------- -------  ----------
                                                   (in thousands)
Assets:
  Inventories.......................... $   (52)    $--     $   --      $--
  Accrued sales returns................  (3,021)     --      (1,340)     --
  Other................................    (539)     --        (537)     --
                                        -------     ----    -------     ----
    Total deferred tax assets.......... $(3,612)    $--     $(1,877)    $--
                                        =======     ====    =======     ====
Liabilities:
  Prepaid and deferred catalog costs... $ 2,697     $--     $ 2,957     $--
  Tax basis depreciation...............     --       513        --       298
                                        -------     ----    -------     ----
    Total deferred tax liabilities..... $ 2,697     $513    $ 2,957     $298
                                        -------     ----    -------     ----
    Net deferred tax (assets)
     liabilities....................... $  (915)    $513    $ 1,080     $298
                                        =======     ====    =======     ====

8. RETIREMENT PLAN

  Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer their current compensation by up to certain statutorily prescribed annual limits and to contribute such amounts to the 401(k) Plan. Contributions to the 401(k) Plan and income earned on the contributions are not taxable to employees until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been working with the Company for one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' contribution and provides a discretionary profit sharing contribution based on overall profitability of the Company. The Company made contributions of $693,000, $589,000 and $445,000 for the fiscal years 1999, 1998 and 1997, respectively.

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

  The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, which include officers and other key employees, non-employee directors and consultants and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of their fair market value for non-statutory options and 100% of their fair market value for incentive options on the grant date, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator's discretion, be issued shares of Common Stock directly at a price not less

                      COLDWATER CREEK INC. AND SUBSIDIARY
than 100% of their fair market value at the time of issuance or as a bonus tied to the performance of services and/or achievement of performance goals, and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date.

  Under the Discretionary Option Grant component of the 1996 Plan, certain key management employees, other than Dennis and Ann Pence, and several hundred other employees, including hourly employees, have been granted options which remain outstanding at February 26, 2000 to purchase 579,646 shares and 526,650 shares of common stock, respectively. Similarly, under the Automatic Option Grant Program component of the 1996 Plan, non-employee Board members have been granted options which remain outstanding at February 26, 2000 to purchase 66,880 shares of common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program subject to earlier expiration for vested options not exercised following termination of employment and have a maximum term of ten years under the Automatic Option Grant Program subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

  A summary of the status of the Company's stock options as of February 26, 2000 and February 27, 1999, and changes during the fiscal years then ended, are presented below:

                                February 26, 2000                 February 27, 1999
                         --------------------------------- ---------------------------------
                                                  Weighted                          Weighted
                                                  Average                           Average
                                      Exercise    Exercise              Exercise    Exercise
                          Options       Price      Price    Options       Price      Price
                         ---------  ------------- -------- ---------  ------------- --------
Outstanding at
 beginning of period.... 1,243,681  $ 6.58--41.50  $16.27  1,137,687  $ 6.58--41.50  $15.77
Granted.................   268,792   10.06--28.00   16.79    279,616   10.06--27.50   17.23
Exercised...............  (136,228)   6.58--24.25   10.35    (62,999)   6.58--17.50    8.57
Forfeited...............  (203,069)   6.58--41.50   21.54   (110,623)   6.58--41.50   17.97
                         ---------  -------------  ------  ---------  -------------  ------
Outstanding at end of
 period................. 1,173,176  $ 6.58--41.50  $16.01  1,243,681  $ 6.58--41.50  $16.27
                         =========  =============  ======  =========  =============  ======
Exercisable.............   550,890  $ 6.58--41.50  $15.32    447,908  $ 6.58--41.50  $14.06
                         =========  =============  ======  =========  =============  ======

  As allowed by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference between the market value of the stock and the option exercise price at the measurement date. The measurement date is the date at which both the number of options and the exercise price for each option are known.

                      COLDWATER CREEK INC. AND SUBSIDIARY

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                    Fiscal Years Ended
                                          --------------------------------------
                                          February 26, February 27, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Risk free interest rate..................      5.9%         5.2%         6.0%
Expected volatility......................     81.0%        72.3%        54.7%
Expected life (in years).................        4            7            7
Expected dividends.......................     None         None         None

  Had compensation cost for the 1996 Plan been determined using the compensation measurement principles of SFAS No. 123, versus APB No. 25, the Company's net income and related net income per basic and diluted share amounts would have been reduced as follows:

                                                    Fiscal Years Ended
                                          --------------------------------------
                                          February 26, February 27, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Net income (in thousands)................   $(1,325)     $(1,680)      $ (811)
Net income per share--Basic..............   $ (0.13)     $ (0.17)      $(0.08)
Net income per share--Diluted............   $ (0.13)     $ (0.16)      $(0.08)

  The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

  The following table provides summarized information about stock options outstanding at February 26, 2000:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                      Contractual Average              Average
                            Options      Life     Exercise   Options   Exercise
                          Outstanding   (Years)    Price   Exercisable  Price
Range of Exercise Prices  ----------- ----------- -------- ----------- --------
$00.00--$09.99...........   260,396       6.0      $ 6.58    185,160    $ 6.58
$10.00--$19.99...........   668,819       8.2       14.56    254,244     14.78
$20.00--$29.99...........   112,435       8.5       25.46     35,185     26.55
$30.00--$39.99...........   106,926       7.8       32.24     67,026     32.00
$40.00--$49.99...........    24,600       8.0       41.50      9,275     41.50

10. CONTINGENCIES

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

  The Company and its subsidiary only collect sales taxes from customers transacting purchases in states which the Company or its subsidiary have physically based some portion of their retailing business. The Company's subsidiary also pays applicable corporate income, franchise and other taxes to states in which outlets are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        Fiscal 1999
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $65,135 $59,812 $101,190 $102,130
Gross profit................................  34,194  29,929   53,145   54,813
Selling, general and administrative
 expense....................................  31,627  28,522   44,895   45,305
Income from operations......................   2,567   1,407    8,250    9,508
Provision for income taxes..................   1,044     948    3,401    3,858
Net income.................................. $ 1,569 $ 1,446 $  5,188 $  5,968
Net income per share--Basic................. $  0.15 $  0.14 $   0.51 $   0.58
Net income per share--Diluted............... $  0.15 $  0.14 $   0.49 $   0.56

                                                        Fiscal 1998
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $79,937 $60,952 $ 94,730 $ 89,613
Gross profit................................  41,812  29,984   48,983   48,254
Selling, general and administrative
 expense....................................  40,390  28,776   41,094   40,395
Income from operations......................   1,422   1,208    7,889    7,859
Provision for income taxes..................     472     374    3,033    3,111
Net income.................................. $   703 $   556 $  4,513 $  4,919
Net income per share--Basic................. $  0.07 $  0.05 $   0.44 $   0.48
Net income per share--Diluted............... $  0.07 $  0.05 $   0.43 $   0.48

--------
Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the executive officers of the Registrants, See Item 4--"Directors and Executive Officers" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 15, 2000, to be filed with the Commission pursuant to Regulation 14A.

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

(C) Exhibits:

  1. The following exhibits are incorporated by reference:

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  3.1  * Amended and Restated Certificate of Incorporation
  3.2  * Bylaws
  4.1  * Specimen of Stock Certificate
 10.1.1* Form of Indemnity Agreement between the Registrant and each of its
         Directors
 10.1.2* Form of Agreement for Distribution of Retained Earnings and Tax
         Indemnification between the Company and Dennis and Ann Pence
 10.1.3* Lease to Coeur d'Alene Call Facility
 10.1.4* Lease to Cedar Street Bridge Store
 10.1.5* Lease to Jackson Hole Retail Store
 10.1.6* Loan Agreement dated September 9, 1996 between the Company and U.S.
         Bank of Idaho, formerly West One Bank, Idaho
 10.2  * 1996 Stock Option/Stock Issuance Plan
 10.2.1* Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance
         Plan
 23      Consent of Arthur Andersen LLP
 24.1  * Power of Attorney (included on the signature page to S-1)
 27.1    Financial Data Schedule

--------
*  PREVIOUSLY FILED

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 26th day of May 2000.

                                          COLDWATER CREEK INC.

                                                    /s/ Dennis Pence
                                          By: _________________________________
                                                        Dennis Pence
                                                 President, Chief Executive
                                              Officer, Secretary and Chairman
                                                 of the Board of Directors

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

          *Dennis Pence              President, Chief Executive     May 26, 2000
____________________________________  Officer, Secretary and
            Dennis Pence              Chairman of the Board of
                                      Directors

            *Ann Pence               Creative Director and Vice-    May 26, 2000
____________________________________  Chairman of the Board of
             Ann Pence                Directors

          *Donald Robson             Senior Vice President, Chief   May 26, 2000
____________________________________  Financial Officer and
           Donald Robson              Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

        *Robert H. McCall            Director                       May 26, 2000
____________________________________
          Robert H. McCall

           *Curt Hecker              Director                       May 26, 2000
____________________________________
            Curt Hecker

        *Michelle Collins            Director                       May 26, 2000
____________________________________
          Michelle Collins

        *Duncan Highsmith            Director                       May 26, 2000
____________________________________
          Duncan Highsmith

       *James R. Alexander           Director                       May 26, 2000
____________________________________
         James R. Alexander

       /s/ Donald Robson
*By: _______________________________
           Donald Robson
         (Attorney-in-fact)