Form 10-Q
period 2000-05-27
COLDWATER CREEK INC
filed 2000-07-11
CIK 1018005

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended May 27, 2000

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

            YES     X                          NO ____
                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                       Shares outstanding as of July 6, 2000
--------------------------------    --------------------------------------------

  Common Stock ($.01 par value)                       10,443,520

================================================================================

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----
Item 1.  Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at May 27, 2000 and February 26, 2000..................................   4

Consolidated Statements of Operations for the three month periods ended
  May 27, 2000 and May 29, 1999....................................................................   5

Consolidated Statements of Cash Flows for the three month periods ended
  May 27, 2000 and May 29, 1999....................................................................   6

Notes to Consolidated Financial Statements.........................................................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  23


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................  24

Item 2.  Changes in Securities and Use of Proceeds.................................................  24

Item 3.  Defaults Upon Senior Securities...........................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders.......................................  24

Item 5.  Other Information.........................................................................  24

Item 6.  Exhibits and Reports on Form 8-K..........................................................  24


This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis - Risk Factors" and elsewhere in this report.

PART I.    FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)


                                                  May 27,      February 26,
                                                   2000           2000
                                                  -------      ------------

                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $ 19,459         $  7,533
    Receivables                                     4,466            5,741
    Inventories                                    56,016           60,203
    Prepaid expenses                                1,459            1,319
    Prepaid catalog costs                           1,017            3,994
    Deferred income taxes                           1,728              915
                                                 --------         --------

          Total current assets                     84,145           79,705

Deferred catalog costs                              6,459            2,817
Property and equipment, net                        38,207           38,895
Executive loans                                     1,236            1,453
                                                 --------         --------

          Total assets                           $130,047         $122,870
                                                 ========         ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                             $ 30,577         $ 30,098
    Accrued liabilities                            15,104           13,549
    Income taxes payable                            2,737            2,140
                                                 --------         --------

          Total current liabilities                48,418           45,787

Deferred income taxes                                 513              513
                                                 --------         --------

          Total liabilities                        48,931           46,300
                                                 --------         --------

Commitments and contingencies                           -                -


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and                 -                -
     outstanding
    Common stock, $.01 par value, 15,000,000
     shares authorized, 10,382,945 and
     10,319,345 issued and outstanding,
     respectively                                     104              103
    Additional paid-in capital                     42,529           41,579
    Retained earnings                              38,483           34,888
                                                 --------         --------

          Total stockholders' equity               81,116           76,570
                                                 --------         --------

          Total liabilities and stockholders'    $130,047         $122,870
          equity                                 ========         ========


  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)


                                                            Three Months Ended
                                                            -------------------
                                                              May 27,   May 29,
                                                               2000      1999
                                                            --------- ---------


Net sales                                                     $86,891   $65,135

Cost of sales                                                  42,971    30,941
                                                              -------   -------

              Gross profit                                     43,920    34,194

Selling, general and administrative expenses                   38,236    31,627
                                                              -------   -------

              Income from operations                            5,684     2,567


Interest, net, and other                                          219        46
                                                              -------   -------

              Income before provision for income taxes          5,903     2,613


Provision for income taxes                                      2,308     1,044
                                                              -------   -------

              Net income                                      $ 3,595   $ 1,569
                                                              =======   =======

              Net income per share - Basic                    $  0.35   $  0.15
                                                              =======   =======

              Weighted average shares outstanding - Basic      10,350    10,184

              Net income per share - Diluted                  $  0.34   $  0.15
                                                              =======   =======

              Weighted average shares outstanding - Diluted    10,707    10,386


  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                      Three Months Ended
                                                                ------------------------------
                                                                      May 27,        May 29,
                                                                       2000           1999
                                                                -------------      -----------

OPERATING ACTIVITIES:
Net income                                                           $  3,595      $  1,569
                                                                     --------      --------
Non-cash items:
    Depreciation and amortization                                       2,142         1,629
    Deferred income tax benefit                                          (813)            -
    Other non-cash charges                                                166             -
Net change in current assets and liabilities:
    Receivables                                                         1,275          (584)
    Inventories                                                         4,187         5,640
    Prepaid expenses                                                     (140)          278
    Prepaid catalog costs                                               2,977         3,608
    Accounts payable                                                      479         3,900
    Accrued liabilities                                                 1,555         2,496
    Income taxes payable                                                  904        (3,625)
(Increase) decrease in deferred catalog costs                          (3,642)          781
                                                                     --------      --------

      Net cash provided by operating activities                      $ 12,685      $ 15,692
                                                                     --------      --------

INVESTING ACTIVITIES:
     Purchase of property and equipment                              $ (1,563)     $ (1,574)
     Repayments of loans to executives                                    161             -
                                                                     --------      --------

      Net cash used in investing activities                          $ (1,402)     $ (1,574)
                                                                     --------      --------

FINANCING ACTIVITIES:
    Net repayments of advances under revolving line of credit        $      -      $ (9,938)
    Net proceeds from exercises of stock options                          643            38
                                                                     --------      --------

      Net cash provided by (used in) financing activities            $    643      $ (9,900)
                                                                     --------      --------

        Net increase in cash and cash equivalents                      11,926         4,218
            Cash and cash equivalents, beginning                        7,533           149
                                                                     --------      --------

        Cash and cash equivalents, ending                            $ 19,459      $  4,367
                                                                     ========      ========


SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                           $      -      $     44
    Cash paid for income taxes                                          2,225         4,669
    Tax benefit from exercises of stock options                           307             -

  The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Condensed Consolidated Financial Statements

Organizational Structure and Nature of Operations

     Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel retailer of women's apparel, jewelry, gifts and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, an interactive e-commerce web site
(www.coldwatercreek.com) and full-line retail stores.
-----------------------

     Through its wholly owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates outlet stores, which along with the web site and periodic clearance catalogs, serve as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany balances and transactions have been eliminated.

Preparation of Interim Condensed Consolidated Financial Statements

     The interim condensed consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K which includes audited consolidated financial statements and related notes thereto for the fiscal year ended February 26, 2000.

Use of Estimates

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. The fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three month periods generally refer to the respective thirteen weeks ended on the date indicated, as is the case for the interim periods presented herein, but occassionally will include a fourteenth week as will be the case in the fourth quarter of fiscal year 2000.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the prior fiscal year interim period have been reclassified to be consistent with the current fiscal year's interim presentation.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  Interim Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's consolidated financial statements.

     In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives." Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of a product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. The EITF is effective for reporting periods beginning after May 18, 2000. Management does not expect the adoption of EITF 00-14 to have a material impact on the Company's consolidated financial statements.


2.  Revolving Line of Credit

     The Company maintains an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001. On July 10, 2000, the Company received a letter of commitment from its lead bank to increase the aggregate borrowing capacity allowed under the above credit facility by $30 million to $80.0 million and extending its maturity to July 31, 2003.


3.  Executive Loan and Incentive Compensation Programs

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

     During fiscal 1999, as an additional incentive to retain key executives, the Board of Directors authorized a compensation bonus pool of up to $1.6 million. The portion of the compensation bonus pool designated to each key executive will be payable in lump sum on September 25, 2001 provided that certain specified performance criteria over a 24 month period have been met by both the key executive and the Company as a whole. The Company is accruing the related compensation expense to each key employee on a straight-line basis over the period based on performance to date and the current expectation that the specified performance criteria will be met by both the key employee and the Company as a whole.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  1996 Stock Option/Stock Issuance Plan

     The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by the stockholders on March 4, 1996. Since February 13, 1998, 1,461,847 shares of common stock have been authorized for issuance under the 1996 Plan. On May 20, 2000, the Company's Board of Directors authorized an additional 100,000 shares of common stock for issuance under the 1996 Plan. The addition of these 100,000 shares to the 1996 Plan is subject to approval by a majority of shareholders at the Company's annual meeting scheduled for July 15, 2000.


5.  Earnings Per Share

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

                                                       Three Months Ended
                                                   ---------------------------
                                                   May 27, 2000   May 29, 1999
                                                   ---------------------------

Net income                                            $ 3,595         $ 1,569
                                                      =======         =======
Average shares outstanding used to
 determine net income per basic common
 share                                                 10,350          10,184

Net effect of dilutive stock options based
 on the treasury stock method using
 average market price (1)                                 357             202
                                                      -----------------------
Average shares used to determine net
 income per diluted common share                       10,707          10,386
                                                      =======================


(1) Anti-dilutive stock options excluded from the above computations for the three months ended May 27, 2000 and May 29, 1999 were 217 and 754, respectively.


6.  Contingencies

     The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

     The Company and its subsidiary only collect sales taxes from customers transacting purchases in states which the Company or its subsidiary have physically based some portion of their retailing business. The Company and its subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The U.S. Supreme Court has held that these states, absent

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  Contingencies (continued)

Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion may contain forward-looking statements, including statements regarding our strategies, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These statements are based on our current expectations and our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside our control such as customer response rates, consumer preferences, and fluctuations in paper, postage and telecommunication costs; competition; effects of shifting patterns of e-commerce versus catalog purchases; success of operating and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs; as well as those factors discussed in this Form 10-Q Quarterly Report as well as in our most recent Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission. References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. Our fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three month periods generally refer to the respective thirteen weeks ended on the date indicated, as is the case for the interim periods presented herein, but occassionally will include a fourteenth week as will be the case in the fourth quarter of fiscal year 2000.


Overview
--------

     Coldwater Creek (the "Company") is a retailer of women's apparel, jewelry, gifts and soft home accessories. Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

     Our most recently completed fiscal year ended February 26, 2000 ("fiscal 1999") was a milestone year in the sixteen year history of Coldwater Creek as we embarked on a major program of evolution and expansion. First and foremost, we successfully transitioned the Company from its historical roots as a single-channel catalog retailer into a more dynamic retailer with two distinct channels, Direct and Retail. Our Direct Channel encompasses our traditional catalog business and rapidly growing e-commerce business whereas our Retail Channel encompasses our expanding base of full-line retail stores.

     We will in the future continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce retailers, to generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our new multi-channel structure positions us well for increased growth and market share in the future.

     Recognizing early into fiscal 1999 that our targeted core demographic of customers was beginning to enthusiastically embrace the Internet as an exciting, convenient and secure shopping medium, we evolved our previously modest and largely informational web site into a fully-interactive, user-friendly e-commerce web site (www.coldwatercreek.com) where current and prospective customers could enjoyably shop and purchase from our entire line of merchandise. Our online sales for fiscal 1999 were profitable on a full-cost basis, unlike those of many notable and highly touted e-commerce ventures, and contributed $26.1 million, or 8.0% of consolidated net sales, as compared to only $400,000 for the prior fiscal year. Continuing the quarter-over-quarter sales increases realized throughout fiscal 1999, our online sales momemtum carried beyond the third and fourth quarters of fiscal 1999, which encompassed the holiday shopping season, and through the first quarter of fiscal 2000. Online sales accounted for $13.2 million, or 15.2%, of fiscal 2000 first quarter consolidated net sales as compared to only $0.8 million of fiscal 1999 first quarter consolidated net sales.

     We have also been very pleased that, on average, a measurable percentage of the customers patronizing our web site have had no previous history with the Company. This indicates to us that, in addition to providing for certain longer-term operating efficiencies, our web site is not merely redistributing sales among our channels but is measurably contributing to our overall consolidated sales growth.

--------------------

Beginning in fiscal 1999, our web site also quickly became our most effective and efficient promotional vehicle for the disposition of excess catalog merchandise inventory, so much so, that we have subsequently closed two outlet stores and are evaluating the possible closure of two or more of our remaining eleven leased outlet stores during fiscal 2000.

     Encouraged by the ongoing success of our e-commerce web site, we have continued to implement new technologies to further enhance its appeal, informational content, functionality, and most importantly, user friendliness. Currently, our web site offers with a click of a mouse button product search capabilities, detailed product specifications and care instructions, real-time inventory availability, live Quitnus-based customer service chat assistance with an average response time of approximately 15 - 20 seconds and e-mail customer service inquiry with an average response time of approximately 20 minutes. In addition to advertising our web site in various publications popular with our targeted demographic base, we continue to actively disseminate our web site's address (www.coldwatercreek.com) in all of our catalogs and stores. So as to encourage further customer migration and loyalty to this more cost efficient shopping medium, we are continuing to provide numerous incentives, most recently being same day shipment via air delivery at no additional surcharge. We are further supplementing this migration effort with weekly targeted e-mails using HTML to our approximately 750,000 name e-mail database, which we currently are expanding daily by approximately 1,000 to 2,000 e-mail addresses.

     Additionally, we are embarking on an international e-commerce effort with Japanese, German and Scandinavian web sites scheduled to come online by the fiscal 2000 year-end. Each site will have the same capabilities as the U.S. site and will be fully translated into the native language. In anticipation of the Japanese site coming online, we have already executed an agreement with the U.S. Postal Service Global Package Link to ensure delivery to Japanese customers within three to five days of their order and have established a dedicated Japanese return center.

     Believing that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience and to provide another means by which to introduce current and prospective customers to our catalogs and e-commerce web site, we have also embarked on a program of selectively establishing for the first time full-line retail stores in highly-trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in Seattle, Washington and Kansas City, Kansas which continue to perform above our initial expectations. These new stores, despite being in urban settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls, are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the success we have realized to date with our pilot "urban" retail stores in Seattle and Kansas City and our geographic analysis of brand recognition, we have identified approximately 80 attractive urban markets in 29 states and are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000, including stores in the Cincinnati, Dallas, Denver and Chicago metropolitan areas for which we have recently executed leases. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major urban malls and lifestyle centers.

     Also, in an attempt to fulfill what we believe to be an underserved niche of women's apparel, we introduced in February 2000 a new complementary apparel line entitled Natural Elements which features mix and match, versatile, casual separates in a vast array of colors and extended sizes. This complementary new line, which we rolled-out across all of our sales channels, is in addition to our three established merchandise lines. Our Northcountry line, first introduced in 1985, remains the Company's core line of merchandise and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. Introduced in 1993, our recently updated Spirit of the West line features fashionable, upscale apparel and hard-to-find jewelry and accessories. Our Home line, a recent expansion upon our previously successful Bed & Bath line first introduced in 1997, features unique and comfortable textiles, decorative accessories and upscale bed and bath products. It is our current growth plan for the balance of fiscal 2000 to maintain the consistent performance of Northcountry, escalate our catalog circulation of

--------------------

Spirit of the West and Natural Elements, and further refine the performance of Home.

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

     We defer the recognition of catalog development and production costs and record them as related catalog sales are recognized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. Approximately three-quarters of the revenue generated by each catalog mailing is recognized within the subsequent 30 to 45 days. A portion of the revenue from a catalog mailing may also be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar catalog offering was recognized in the previous year.

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

Results of Operations
---------------------

     The following table sets forth certain information regarding the Company's consolidated costs and expenses expressed as a percentage of consolidated net sales:

                                                                    Three Months Ended
                                                                    ------------------
                                                               May 27, 2000    May 29, 1999
                                                               ------------    ------------
Net sales                                                             100.0%          100.0%
Cost of sales                                                          49.5            47.5
                                                                      -----           -----
Gross profit                                                           50.5            52.5
Selling, general and administrative expenses                           44.0            48.6
                                                                      -----           -----
Income from operations                                                  6.5             3.9
Interest, net, and other                                                0.3             0.1
                                                                      -----           -----
Income before provision for income taxes                                6.8             4.0
Provision for income taxes                                              2.7             1.6
                                                                      -----           -----
Net income                                                              4.1%            2.4%
                                                                      =====           =====

Note: Certain of the above sub-totals and totals may vary arithmetically due to the effects of rounding.


Three Months Ended May 27, 2000 Compared to Three Months Ended May 29, 1999
---------------------------------------------------------------------------

     Our consolidated net sales for the three months ended May 27, 2000 ("fiscal 2000 first quarter") were $86.9 million, an increase of $21.8 million, or 33.4%, from the $65.1 million in consolidated net sales realized during the three months ended May 29, 1999 ("fiscal 1999 first quarter"). Our Direct Channel, which encompasses our catalog and Internet businesses, contributed $83.1 million in net sales during the fiscal 2000 first quarter, an increase of $19.5 million, or 30.7%, from the $63.6 million in net sales contributed during the fiscal 1999 first quarter. Our rapidly growing Internet e-commerce business accounted for $13.2 million, or 15.2%, of fiscal 2000 first quarter consolidated net sales as compared to only $0.8 million of fiscal 1999 first quarter consolidated net sales. Our Retail Channel, currently consisting of four full-line retail stores, contributed $3.8 million, or 4.4%, of fiscal 2000 first quarter consolidated net sales as compared to $1.6 million, or 2.5%, of fiscal 1999 first quarter consolidated net sales. The fiscal 2000 first quarter growth in net sales primarily is attributable to increased customer response across all sales channels to our spring and summer merchandise offerings, continued rapid sales growth from our e-commerce web site and net sales from our new Natural Elements merchandise line and new Seattle and Kansas City retail stores.

     A key element of our overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. Catalog mailings were 43.1 million during the fiscal 2000 first quarter, an increase of 6.7 million, or 18.4%, from the 36.4 million catalog mailings during the fiscal 1999 first quarter. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, our proprietary mailing list increased by 1.2 million names, or 15.6%, to 8.9 million names at May 27, 2000 versus 7.7 million names at May 29, 1999. Active customers, defined as a customer who has purchased from us during the preceding twelve months, were 2.3 million at May 27, 2000 as compared to 2.1 million names at May 29, 1999.

     Gross profit, consists of net sales less cost of sales, with cost of sales primarily being merchandise acquisition costs, freight in, handling and storage costs. Our fiscal 2000 first quarter consolidated gross profit was $43.9 million, an increase of $9.7 million, or 28.4%, from the $34.2 million realized during the fiscal 1999 first quarter. Our fiscal 2000 first quarter consolidated gross margin was 50.5% versus 52.5% in the fiscal 1999 first quarter. The increase in consolidated gross profit dollars is primarily attributable to

---------------------------------

Three Months Ended May 27, 2000 Compared to Three Months Ended May 29, 1999
---------------------------------------------------------------------------
(continued)
-----------

the sales increases outlined above. The decrease in the consolidated gross margin rate is primarily attributable to increased distribution capacity costs incurred in connection with the fiscal 1999 second quarter opening of our new East Coast Operations Center, certain incremental inbound freight costs we elected to incur to meet the above-expectations customer demand for our recently launched Natural Elements merchandise line, and increased sales of marked down excess inventory arising from the demand-driven increase in overall inventory throughput.

     Selling, general and administrative expenses ("SG&A") primarily consist of marketing, distribution and general and administrative expenses. The marketing expense component primarily consists of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Our consolidated SG&A expenses increased by $6.6 million, or 20.9%, to $38.2 million during the fiscal 2000 first quarter from $31.6 million in the fiscal 1999 first quarter. In contrast, our consolidated SG&A expenses significantly decreased as a percentage of consolidated net sales to 44.0% during the fiscal 2000 first quarter, an improvement of 456 basis points from our 48.6% rate in the fiscal 1999 first quarter. The increase in our consolidated SG&A expenses primarily is the result of the incremental variable marketing costs incurred to achieve the aforementioned 33.4% increase in consolidated net sales whereas the substantial decrease in our consolidated SG&A expense rate was primarily attributable to increased sales leveraging of fixed infrastructure costs, and to a lesser extent, productivity improvements realized at our new East Coast Operations Center.

     As a result of the foregoing, our consolidated income from operations increased by $3.1 million, or 121.4%, to $5.7 million for the fiscal 2000 first quarter from $2.6 million for the fiscal 1999 first quarter. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 6.5% for the fiscal 2000 first quarter versus 3.9% in fiscal 1999 first quarter.

     As a result of our higher average cash and cash equivalents throughout the fiscal 2000 first quarter, we realized consolidated net interest and other income of $0.2 million during the fiscal 2000 first quarter versus consolidated net interest and other income of $46,000 during the fiscal 1999 first quarter.

     Our consolidated provision for income taxes increased $1.3 million, or 121.1%, to $2.3 million during the fiscal 2000 first quarter from $1.0 million during the fiscal 1999 first quarter. This increase was relatively consistent with the 125.9% increase in fiscal 2000 first quarter consolidated pre-tax income over the fiscal 1999 first quarter. Slightly reducing our effective income tax rate for the fiscal 2000 first quarter, as compared to the fiscal 1999 first quarter, were the favorable effects of certain West Virginia tax credits.

     We completed the fiscal 2000 first quarter realizing consolidated net income of $3.6 million (net income per basic and diluted share of $0.35 and $0.34, respectively) versus $1.6 million (net income per basic and diluted share of $0.15 and $0.15, respectively) for the fiscal 1999 first quarter, an improvement of $2.0 million or 129.1%.

Liquidity and Capital Resources
-------------------------------

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

     We maintain an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At our option, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The underlying agreement provides that we must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001. On July 10, 2000, the Company received a letter of commitment from its lead bank to increase the aggregate borrowing capacity allowed under the above credit facility by $30 million to $80.0 million and extending its maturity to July 31, 2003.

     Consolidated operating activities generated $12.7 million of positive cash flow during the fiscal 2000 first quarter as compared to $15.7 million of positive cash flow during the fiscal 1999 first quarter. On a comparative quarter-to-quarter basis, the fiscal 2000 first quarter decrease primarily reflects the positive cash flow effects of our higher net income, increased income tax liabilities and non-cash depreciation being more than offset by the negative cash flow effects of increased deferred catalog costs, inventories and prepaid catalog costs and decreased accounts payable and accrued liabilities.

     The fiscal 2000 first quarter net positive operating cash flow of $12.7 million, as well as $0.6 million in net proceeds from the exercise of employee stock options, primarily were utilized to increase our cash and cash equivalents balance by $11.9 million and to fund $1.6 million of capital equipment expenditures. The fiscal 1999 first quarter net positive operating cash flow of $15.7 million primarily was utilized to fully repay our $9.9 million revolving line of credit balance and to fund $1.6 million of capital equipment expenditures.

     Consolidated investing activities consumed $1.4 million and $1.6 million of cash in the fiscal 2000 and fiscal 1999 first quarters, respectively, with cash outlays consisting principally of capital expenditures. The fiscal 2000 first quarter capital expenditures primarily reflect the cost of various computer hardware and software upgrades and additions. The fiscal 1999 first quarter capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for the added East Coast operations, and to a lesser degree, hardware and software upgrades to corporate systems.

     Consolidated financing activities provided $0.6 million of cash during the fiscal 2000 first quarter whereas financing activities used $9.9 million of cash during the fiscal 1999 first quarter. The fiscal 2000 first quarter solely reflects net proceeds from exercises of stock options. The fiscal 1999 first quarter substantially reflects the full repayment of our $9.9 million revolving line of credit balance. The Company continues to have no outstanding short- or long-term bank debt at May 27, 2000.

     As a result of the foregoing, we had $35.7 million in consolidated working capital at May 27, 2000 as compared to $33.9 million consolidated in working capital at February 26, 2000 and $27.0 million in consolidated working capital at May 29, 1999. Our consolidated current ratio was 1.7 at May 27, 2000 as compared to 1.7 at February 26, 2000 and 1.8 at May 29, 1999.

-------------------------------------------

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

     Also, as previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in Seattle, Washington and Kansas City, Kansas which continue to perform above our initial expectations. These "urban" stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Based on the success we have realized to date with these two pilot "urban" retail stores, we have identified through our marketing database approximately 80 attractive urban markets in 29 states and are currently committed to opening at least five additional full-line "urban" retail stores during fiscal 2000, including stores in the Cincinnati, Dallas, Denver and Chicago metropolitan areas for which we have recently executed leases. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major urban malls and lifestyle centers.

     We currently estimate between $16 million and $22 million in total capital expenditures during the balance of fiscal 2000 primarily consisting of leasehold improvements for the planned five new retail store locations and a new point-of-sale computer system to accommodate this expansion, and to a lesser extent, other corporate technology additions and upgrades. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

     We believe that cash flow from operations and borrowing capacity under our $80.0 million bank credit facility will be sufficient to support operations and future growth for the foreseeable future. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.


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

-------------------------

Recently Issued Accounting Standards Not Yet Adopted
----------------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. SFAS No. 133, as amended, is effective for our fiscal 2001 financial statements. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, we do not currently expect the adoption of SFAS No. 133, as amended, to have a material impact on our consolidated financial statements.

     In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives." Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of a product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. The EITF is effective for reporting periods beginning after May 18, 2000. Management does not expect the adoption of EITF 00-14 to have a material impact on the Company's consolidated financial statements.

Risk Factors
------------

Continued Dependence On and Risks Associated with Our Catalog Operations
------------------------------------------------------------------------

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

Our New Internet and Retail Sales Channels are Untested and Extremely Difficult
-------------------------------------------------------------------------------
to Evaluate
-----------

     Although we have been in the catalog business for many years and certain of our senior vice presidents gained significant retail experience with previous employers, we have had had only limited experience with our Internet and Retail Sales Channels. Our approaches in these new sales channels are untested as a business matter, and we cannot be sure that these approaches will provide the value to us that we expect. Furthermore, our management does not have significant experience operating in these new sales channels and our future success will depend on recent and future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition. Any investment in us must be considered in light of the problems frequently encountered by companies at this stage of development in new and rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address the risks and challenges associated with the Internet.

------------------------

Risks Associated with Our Growth Strategy
-----------------------------------------

     Our growth strategy primarily includes the following components: (i) further development of our Catalog, Internet and Retail Sales Channels, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise selection, and (iv) increased catalog circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates, and increased patronage of our Web site. Our failure to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our Catalog, Internet and Retail Sales Channels, to maintain our current average order size and response rates, and leverage the success of existing catalog titles to new merchandise lines, catalogs, web site and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows. As part of our Retail Sales Channel strategy, we are currently establishing for the first time in the Company's history a base of full-line "urban" retail stores. We have currently identified a total of 80 attractive urban markets in 29 states where we may establish full-line retail stores over the next several years. Recently, we have executed leases for four full-line "urban" retail stores in Cincinnati, Dallas, Denver and Chicago. These stores will be in addition to the full-line "urban" retail stores we currently operate in Seattle and Kansas City. We have had limited experience operating retail stores and, other than operating our Jackson Hole, Wyoming retail store since 1997, we have had no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate, inventory maintenance and staffing. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive Internet growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

Risks Affecting Our Ability to Fulfill Orders
---------------------------------------------

     Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal Service. Although we believe we have built redundancy into our telephone and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments which would result in a reduction of net sales and could mean increased administrative and shipping costs. Excess call volume could result in telephone answer delays and delays in placing orders. There can be no assurance that telephone call volumes will not

------------------------

Risks Affecting Our Ability to Fulfill Orders (continued)
---------------------------------------------------------

exceed present telephone system capacity and that, as a result, telephone answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to the standards in the catalog industry, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our financial condition, results of operations and cash flows.

Risks Associated with System Disruptions
----------------------------------------

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

We May Face Potential Business-Related Liabilities and Expenses
---------------------------------------------------------------

     As a result of doing business through our catalogs, e-commerce web site and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. Some of the risks that may result from doing business via any of our three sales channels include:

          .    product liability or other tort claims relating to goods;

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

Quarterly and Seasonal Fluctuations
-----------------------------------

     Our revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development and production until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party

------------------------

Quarterly and Seasonal Fluctuations (continued)
-----------------------------------------------

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

Merchandise Returns
-------------------

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

Ability to Manage Expanding Operations
--------------------------------------

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

Competition
-----------

     The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments

------------------------

Competition (continued)
-----------------------

currently served by us. These competitors include large retail operations, including some with catalog and e-commerce operations, and other catalog and direct marketing companies and international competitors. With respect to the apparel merchandise offered by us, we are in direct competition with more established catalog, Internet and retail operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of our customers. Any failure on our part to successfully market our apparel merchandise or compete effectively against such competitors would likely have a material adverse effect on our growth and could adversely affect our financial condition, results of operations and cash flows. Many of these competitors are larger and have significantly greater financial, marketing and other resources than us. Increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. In addition, because we source a significant percentage of our merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that our merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While we believe that we have been able to compete successfully because of our brand recognition, the exclusivity and broad range and quality of our merchandise, including our private label merchandise offerings, and our superior customer service policies, there can be no assurance that we will be able to maintain or increase our market share in the future. Our failure to compete successfully would likely have a material adverse effect our financial condition, results of operations and cash flows.

Changing Consumer Preferences; General Economic Conditions
----------------------------------------------------------

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

Dependence on Key Personnel
---------------------------

     Our success depends largely on the efforts of our key personnel, including Dennis and Ann Pence, our founders. In the past, Dennis and Ann Pence have been involved in all aspects of our business, including marketing, merchandising and operations. Recently, they have primarily focused on our long-term strategic
positioning.   The loss of either of their services would likely have a material adverse effect on our financial condition, results of operations and cash flows. In addition, several other key employees, including Georgia Shonk-Simmons (Chief Merchant and President of Catalog & Retail Sales Division), Don Robson (Senior Vice President and Chief Financial Officer), Tom Scott (Senior Vice President, Chief Operations Officer and Chief Information Officer) and Tom Bosch (Senior Vice President of Retail) occupy critical positions and continue to be increasingly responsible for policy making and day-to-day

------------------------

Dependence on Key Personnel(continued)
--------------------------------------

operations. The loss of any of such key employee could have a material adverse effect on our financial condition, results of operations and cash flows. Other operational, marketing and merchandising personnel are important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, in particular with respect to our new sales channels. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth.

Possible Volatility of Our Stock Price
--------------------------------------

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------

   27.1   Financial Data Schedule



There were no reports filed on Form 8-K during the three months ended May 27, 2000.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 11th day of July 2000.


                                                COLDWATER CREEK INC.

                              By:           /s/ Donald A. Robson
                                 -----------------------------------------------
                                                Donald A. Robson
                                  Senior Vice President, Chief Financial Officer
                                   and Treasurer (Principal Financial and
                                   Accounting Officer)