Form 10-Q
period 2000-08-26
COLDWATER CREEK INC
filed 2000-10-10
CIK 1018005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter Ended August 26, 2000

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

      YES     X                                          NO ____
           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                      Shares outstanding as of October 9, 2000
--------------------------------     -------------------------------------------

  Common Stock ($.01 par value)                      10,596,247

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION

                                                                                                              Page
Item 1.  Consolidated Financial Statements (unaudited)                                                        ----
Consolidated Balance Sheets at August 26, 2000 and February 26, 2000.........................................    4

Consolidated Statements of Operations for the three and six month periods ended
  August 26, 2000 and August 28, 1999........................................................................    5

Consolidated Statements of Cash Flows for the six month periods ended
  August 26, 2000 and August 28, 1999........................................................................    6

Notes to Consolidated Financial Statements...................................................................    7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................   27

Item 2.  Changes in Securities and Use of Proceeds...........................................................   27

Item 3.  Defaults Upon Senior Securities.....................................................................   27

Item 4.  Submission of Matters to a Vote of Security Holders.................................................   27

Item 5.  Other Information...................................................................................   27

Item 6.  Exhibits and Reports on Form 8-K....................................................................   27

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

PART I.   FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except for share data)

                                                                        August 26,      February 26,
                                                                           2000             2000
                                                                       ------------     ------------
                                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                           $     9,431      $     7,533
    Receivables                                                               4,083            5,741
    Inventories                                                              79,649           60,203
    Prepaid expenses                                                          4,656            1,319
    Prepaid catalog costs                                                     5,447            3,994
    Deferred income taxes                                                       915              915
                                                                        -----------      -----------

            Total current assets                                            104,181           79,705

Deferred catalog costs                                                        7,760            2,817
Property and equipment, net                                                  42,258           38,895
Executive loans                                                               1,236            1,453
                                                                        -----------      -----------
            Total assets                                                $   155,435      $   122,870
                                                                        ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                    $    53,675      $    30,098
    Accrued liabilities                                                      16,041           13,549
    Income taxes payable                                                          -            2,140
                                                                        -----------      -----------
            Total current liabilities                                        69,716           45,787

Deferred income taxes                                                           513              513
                                                                        -----------      -----------
            Total liabilities                                                70,229           46,300
                                                                        -----------      -----------

Commitments and contingencies                                                     -                -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                      -                -
    Common stock, $.01 par value, 60,000,000 shares authorized,
      10,511,070 and 10,319,345 issued and
      outstanding, respectively                                                 105              103
    Additional paid in capital                                               44,811           41,579
    Retained earnings                                                        40,290           34,888
                                                                        -----------      -----------
            Total stockholders' equity                                       85,206           76,570
                                                                        -----------      -----------
            Total liabilities and stockholders' equity                  $   155,435      $   122,870
                                                                        ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except for per share data)

                                                                     Three Months Ended             Six Months Ended
                                                                  -------------------------      ------------------------
                                                                  August 26,     August 28,      August 26,    August 28,
                                                                     2000           1999            2000          1999
                                                                  ----------     ----------      ----------    ----------
Net sales                                                         $   78,033     $   59,812      $  164,924    $  124,925

Cost of sales                                                         36,977         29,883          79,948        60,795
                                                                  ----------     ----------      ----------    ----------

         Gross profit                                                 41,056         29,929          84,976        64,130

Selling, general and administrative expenses                          38,427         28,522          76,663        60,150
                                                                  ----------     ----------      ----------    ----------

         Income from operations                                        2,629          1,407           8,313         3,980

Interest, net, and other                                                 329            161             548           201

Gain on sale of Milepost Four assets                                       -            826               -           826
                                                                  ----------     ----------      ----------    ----------

         Income before provision for income taxes                      2,958          2,394           8,861         5,007

Provision for income taxes                                             1,151            948           3,459         1,992
                                                                  ----------     ----------      ----------    ----------

         Net income                                               $    1,807     $    1,446      $    5,402    $    3,015
                                                                  ==========     ==========      ==========    ==========

         Net income per share - Basic                             $     0.17     $     0.14      $     0.52    $     0.30
                                                                  ==========     ==========      ==========    ==========

         Net income per share - Diluted                           $     0.17     $     0.14      $     0.50    $     0.29
                                                                  ==========     ==========     ===========    ==========


  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                Six Months Ended
                                                                          ------------------------------
                                                                          August 26,          August 28,
                                                                             2000                1999
                                                                          ----------          ----------
OPERATING ACTIVITIES:
Net income                                                                $    5,402          $    3,015
                                                                          ----------          ----------
Non cash items:
    Depreciation and amortization                                              4,341               3,272
    Deferred income tax benefit                                                    -                 (60)
    Gain on sale - Milepost Four assets                                            -                (826)
    Other non cash charges                                                       230                   -
Net change in current assets and liabilities:
    Receivables                                                                1,658              (1,467)
    Inventories                                                              (19,446)              8,315
    Prepaid expenses                                                          (2,094)               (978)
    Prepaid catalog costs                                                     (1,453)                  9
    Accounts payable                                                          23,577              10,330
    Accrued liabilities                                                        2,492               2,500
    Income taxes payable                                                      (2,140)             (5,525)
Increase in deferred catalog costs                                            (4,943)             (1,993)
                                                                          ----------          ----------

      Net cash provided by operating activities                           $    7,624          $   16,592
                                                                          ----------          ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                   $   (7,878)         $   (6,117)
     Repayments of loans to executives                                           161                   -
     Proceeds from sale of Milepost Four assets                                    -               1,546
                                                                          ----------          ----------

      Net cash used in investing activities                               $   (7,717)         $   (4,571)
                                                                          ----------          ----------
FINANCING ACTIVITIES:
    Net repayments of advances under revolving line of credit             $        -          $   (9,938)
    Net proceeds from exercises of stock options                               1,991                 605
                                                                          ----------          ----------

      Net cash provided by (used in) financing activities                 $    1,991          $   (9,333)
                                                                          ----------          ----------

        Net increase in cash and cash equivalents                              1,898               2,688
            Cash and cash equivalents, beginning                               7,533                 149
                                                                          ----------          ----------

        Cash and cash equivalents, ending                                 $    9,431          $    2,837
                                                                          ==========          ==========

SUPPLEMENTAL CASH FLOW DATA:
----------------------------
    Cash paid for interest                                                $        -          $       45
    Cash paid for income taxes                                                 7,786               8,519
    Tax benefit from exercises of stock options                                1,243                   -


   The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. Interim Condensed Consolidated Financial Statements

Organizational Structure and Nature of Operations

     Coldwater Creek Inc. (the ''Company''), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel retailer of women's apparel, jewelry, gifts and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, an interactive e-commerce web site (www.coldwatercreek.com) and full-line retail stores.
      ----------------------

     Through its wholly owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates outlet stores, which along with the e-commerce web site and periodic clearance catalogs, serve as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany transactions and balances have been eliminated.

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

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. The fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three and six month periods generally refer to the respective thirteen and twenty-six weeks ended on the date indicated, as is the case for the interim periods presented herein. The pending fourth quarter of fiscal 2000 will include a fourteenth week, resulting in a 53 week fiscal year.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


1. Interim Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards

     In December 1999, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. As the Company's revenue recognition policies previously complied with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101, the adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

     In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. The reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. The adoption of EITF 00-14 did not have a material impact on the Company's consolidated financial statements.

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

     In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. However, the related shipping and handling costs may not be netted against sales revenue. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the dollar amount and income statement classification of any significant shipping and handling costs be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company currently nets shipping and handling fees earned against shipping and handling fees incurred within "selling, general and administrative expenses." As required, the Company will adopt EITF 00-10 in its consolidated financial statements for the third quarter of fiscal 2000. The adoption of EITF 00-10 may materially impact selling, general and administrative expenses and gross profit although it will have no impact on the subsequent determination of income from operations or net income.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Revolving Line of Credit

     The Company maintains an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that the Company must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001. On July 10, 2000, the Company received a letter of commitment from its lead bank to increase the aggregate borrowing capacity allowed under the above credit facility by $30.0 million to $80.0 million and extending its maturity to July 31, 2003.


3. Key Executive Loan and Incentive Compensation Programs

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


4. Capital Stock

     On July 31, 2000, the Company obtained majority approval from its shareholders to increase its common shares authorized for issuance from 15,000,000 common shares to 60,000,000 common shares.


5. 1996 Stock Option/Stock Issuance Plan

     The Company's 1996 Stock Option/Stock Issuance Plan (the ''1996 Plan'') was adopted by the Board of Directors and approved by the stockholders on March 4, 1996. Since February 13, 1998, 1,461,847 shares of common stock have been authorized for issuance under the 1996 Plan. On May 20, 2000, the Company's Board of Directors authorized an additional 100,000 shares of common stock for issuance under the 1996 Plan. The addition of these 100,000 shares to the 1996 Plan was subsequently approved by a majority of shareholders at the Company's annual meeting on July 15, 2000.

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

                                               Three Months Ended             Six Months Ended
                                            -------------------------     --------------------------
                                             August 26,   August 28,      August 26,   August 28,
                                                2000         1999            2000         1999
                                            -------------------------     --------------------------

Net income                                     $ 1,807      $ 1,446       $ 5,402      $ 3,015
                                               =======      =======       =======      =======

Average shares outstanding used to
determine net income per basic common
share                                           10,460       10,209        10,405       10,196


Net effect of dilutive stock options based
on the treasury stock method using
average market price (1)                           455          376           406          289
                                               -------      -------       -------      -------


Average shares used to determine net
income per diluted common share                 10,915       10,585        10,811       10,485
                                               =======      =======       =======      =======

(1) Anti-dilutive stock options excluded from the above computations for the three months ended August 26, 2000 and August 28, 1999 were 154 and 277, respectively. Anti-dilutive stock options excluded from the above computations for the six months ended August 26, 2000 and August 28, 1999 were 207 and 300, respectively.



7.  Contingencies

     The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

     The Company and its subsidiary only collect sales taxes from customers transacting purchases in states which the Company or its subsidiary have physically based some portion of their retailing business. The Company and its subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion may contain forward-looking statements, including statements regarding our strategies, sales trends and operations, within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These statements are based on our current expectations and our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside our control such as customer response rates, consumer preferences, and fluctuations in paper, postage and telecommunication costs; competition; effects of shifting patterns of e-commerce versus catalog purchases; success of operating and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; uncertainties due to our relatively short experience in operating the e-commerce and retail store aspects of our business; and construction costs; as well as those factors discussed in this Form 10-Q Quarterly Report as well as in our most recent Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission. References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. Our fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three and six month periods generally refer to the respective thirteen and twenty-six weeks ended on the date indicated, as is the case for the interim periods presented herein. The pending fourth quarter of fiscal 2000 will include a fourteenth week, resulting in a 53 week fiscal year.


Overview of Business and Recent Developments
---------------------------------------------

     Coldwater Creek, Inc. ("the Company" or "Coldwater Creek") is a retailer of women's apparel, jewelry, gifts and soft home accessories. Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

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

     Recognizing early into fiscal 1999 that our targeted core demographic of customers was beginning to enthusiastically embrace the Internet as an exciting, convenient and secure shopping medium, we evolved our previously modest and largely informational web site into a fully-interactive, user-friendly e-commerce web site (www.coldwatercreek.com) where current and prospective
                   ----------------------
customers can enjoyably shop and purchase from our entire line of merchandise. Our online sales for fiscal 1999 were profitable on a full-cost basis, unlike those of many notable and highly touted e-commerce ventures, and contributed $26.1 million, or 8.0% of consolidated net sales, as compared to only $400,000 for the prior fiscal year. Continuing the quarter-over-quarter sales increases realized throughout fiscal 1999, our online sales momentum carried beyond the third and fourth quarters of fiscal 1999, which encompassed the holiday shopping season, and through the first and second quarters of fiscal 2000. Our online sales, which remain profitable on a full-cost basis, accounted for $32.0 million, or 19.4%, of consolidated net sales for the six months ended August 26, 2000 versus only $3.1 million, or 2.5%, of consolidated net sales for the six months ended August 28, 1999.

---------------------------------------------------------

     We have also been very pleased that, on average, approximately one-quarter of the customers patronizing our web site have had no previous history with the Company and that our established e-commerce customers, on average, tend to be more frequent purchasers than our traditional catalog customers. This indicates to us that, in addition to providing for certain longer-term operating efficiencies, our web site is not merely redistributing sales among our channels but is significantly contributing to our overall consolidated sales growth.

     Beginning in fiscal 1999, our web site also quickly became our most effective and efficient promotional vehicle for the disposition of excess catalog merchandise inventory, so much so, that we have subsequently closed three outlet stores and are evaluating the possible closure of one or more of our remaining ten leased outlet stores during the second half of fiscal 2000.

     Encouraged by the ongoing success of our e-commerce web site, we have continued to implement new technologies to further enhance its appeal, informational content, functionality, and most importantly, user friendliness. Currently, our web site offers with a click of a mouse button product search capabilities, detailed product specifications and care instructions, real-time inventory availability, live Quitnus-based customer service chat assistance with an average response time of approximately 15 - 20 seconds and e-mail customer service inquiry with an average response time of approximately 20 minutes. In addition to advertising our web site in major national consumer publications popular with our targeted demographic base (e.g., Martha Stewart Living, Better Homes & Gardens, Vanity Fair, Harper's Bazaar and The New Yorker), we continue to actively disseminate our web site's address (www.coldwatercreek.com) in all of our catalogs and stores. We are further supplementing this migration effort with weekly targeted e-mails using HTML to our approximately one million name e-mail database, which we currently are expanding daily by approximately 2,000 to 3,000 e-mail addresses.

     We believe that the success of our e-commerce efforts to date was recently confirmed by Media Metrix/Jupiter Communications which named our web site as the No. 2 e-commerce site in the United States for women ages 45 - 54, based on the number of unique visitors. In another of its recent reports, Media Metrix ranked our web site as the No. 1 apparel site for "stickiness", that being the average number of minutes customers spend shopping on the site each month.

     We continue to move forward with our international e-commerce efforts. In July 2000, we added new functionality to our e-commerce web site to allow international customers to place orders online. We currently are in the process of expanding the functionality of this international service and anticipate that fully translated versions of our e-commerce web site will be marketed in Japan and Europe on or before the end of fiscal 2000. So as to better serve our Japanese customers, we recently executed an agreement with the U.S. Postal Service Global Package Link to ensure delivery to Japanese customers within three to five days of their order and have established a dedicated Japanese return center.

     To accommodate our continuing growth in on-line customers, we are in the process of bolstering our Internet infrastructure with the addition of four geographically dispersed web server farms in California, New York, West Virginia and Idaho. We believe that, in addition to providing substantial improvements in the speed of our site, this national network of web server farms will add protective redundancy to provide a higher degree of prevention against possible disruptions of Internet sales traffic. Additionally, we have recently installed image-caching technology by Akamai in order to ensure optimum performance for our product image-intensive web pages.

     Believing that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience and to provide another means by which to introduce current and prospective customers to our catalogs and e-commerce web site, we have also embarked on a program

---------------------------------------------------------

of selectively establishing for the first time full-line retail stores in highly-trafficked urban areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in the Seattle, Washington and Kansas City, Kansas metropolitan areas. Based on the success realized by these two "pilot" urban retail stores, we opened one additional full-line retail store in the Dallas, Texas metropolitan area during the second quarter of fiscal 2000. Subsequently, we have opened two more full-line retail stores in the Cincinnatti, Ohio and Denver, Colorado metropolitan areas. These five full-line "urban" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in urban settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Each of the new "urban" retail stores continues to perform above our initial expectations, currently averaging sales of approximately $500 per square foot. Based on the success we have realized to date with these new "urban" retail stores, we currently remain fully committed to further growing our Retail Channel.

     Using our Direct Channel's customer database to ascertain the level of existing brand awareness in various geographic markets, we have identified a total of 80 potential "urban" retail store sites in 29 states. Our current schedule contemplates the opening of at least three additional full-line "urban" retail stores during the balance of fiscal 2000, including stores in the Chicago, Illinois and Mission Viejo, California metropolitan areas for which we have recently executed leases. We have also recently executed leases for three additional full-line "urban" retail stores scheduled to open during fiscal 2001 in the Salt Lake City, Utah, Aspen Grove, Colorado and Sagemore, New Jersey metropolitan areas. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major urban malls and lifestyle centers.

     In an attempt to fulfill what we believe to be an underserved niche of women's apparel, we introduced in February 2000 a new complementary apparel line entitled Natural Elements which features mix and match, versatile, casual separates in a vast array of colors and extended sizes. This complementary new line, which we rolled-out across all of our sales channels, is in addition to our three established merchandise lines. Our Northcountry line, first introduced in 1985, remains our core line of merchandise and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. Introduced in 1993, our recently updated Spirit of the West line features fashionable, upscale apparel and hard-to-find jewelry and accessories. Our Home line, a recent expansion upon our previously successful Bed & Bath line first introduced in 1997, features unique and comfortable textiles, decorative accessories and upscale bed and bath products. It is our current growth plan for the balance of fiscal 2000 to maintain the consistent performance of Northcountry, escalate our catalog circulation of Spirit of the West and Natural Elements, and add a lounge wear apparel category to Home.

     So as to alleviate certain past capacity constraints at our distribution center in Sandpoint, Idaho, reduce shipping costs to our largest customer concentration in the eastern United States and accommodate our current and future growth initiatives, we opened a new 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia during July of 1999. This new facility immediately met our initial minimum targets for order processing, which we attribute to our extensive planning and piloting efforts, and has subsequently continued to realize incremental productivity improvements which we believe will continue into the foreseeable future. With the addition of this new facility, we now have a consolidated base of operations capable of processing approximately 120,000 customer orders per day.

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

---------------------------------------------------------

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

Results of Operations
---------------------

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of net sales:


                                              Three Months Ended                         Six Months Ended
                                    ----------------------------------          -----------------------------------
                                       August 26,          August 28,              August 26,           August 28,
                                          2000                1999                    2000                 1999
                                    --------------      --------------          --------------      ---------------
Net sales                                    100.0%              100.0%                  100.0%               100.0%
Cost of sales                                 47.4                50.0                    48.5                 48.7
                                    --------------      --------------          --------------      ---------------
    Gross profit                              52.6                50.0                    51.5                 51.3
Selling, general and
  administrative expenses                     49.2                47.7                    46.5                 48.2
                                    --------------      --------------          --------------      ---------------
    Income from operations                     3.4                 2.3                     5.0                  3.2
Interest, net, and other                       0.4                 0.3                     0.3                  0.2
Gain on sale of Milepost Four assets           0.0                 1.4                     0.0                  0.7
                                    --------------      --------------          --------------      ---------------
    Income before provision for
      income taxes                             3.8                 4.0                     5.4                  4.0
Provision for income taxes                     1.5                 1.6                     2.1                  1.6
                                    --------------      --------------          --------------      ---------------
    Net income                                 2.3%                2.4%                    3.3%                 2.4%
                                    ==============      ==============          ==============      ===============

Note: Certain of the above sub-totals and totals may vary arithmetically due to the effects of rounding.


     Our consolidated net sales for the three months ended August 26, 2000 ("the fiscal 2000 second quarter") were $78.0 million, an increase of $18.2 million, or 30.5%, from the $59.8 million in consolidated net sales realized during the three months ended August 28, 1999 ("the fiscal 1999 second quarter"). For the six months ended August 26, 2000 ("the first half of fiscal 2000"), our consolidated net sales were $164.9 million, an increase of $40.0 million, or 32.0%, from the $124.9 million in consolidated net sales realized during the six months ended August 28, 1999 ("the first half of fiscal 1999").

     Our Direct Channel, which encompasses our catalog and Internet businesses, contributed $72.0 million in net sales during the fiscal 2000 second quarter, an increase of $15.5 million, or 27.4%, from the $56.5 million in net sales contributed during the fiscal 1999 second quarter. For the first half of fiscal 2000, our Direct Channel contributed $155.1 million in net sales, an increase of $35.0 million, or 29.1%, from the $120.1 million in net sales contributed during the first half of fiscal 1999.

     Our rapidly growing Internet e-commerce business accounted for $18.8 million, or 24.1%, of consolidated net sales for the fiscal 2000 second quarter as compared to only $2.3 million, or 3.8%, of consolidated net sales for the fiscal 1999 second quarter. On-line sales for the fiscal 2000 second quarter also increased $5.6 million, or 42.4%, from the $13.2 million in on-line sales realized during the immediately preceding fiscal 2000 first quarter. For the first half of fiscal 2000, our Internet e-commerce business accounted for $32.0 million, or 19.4%, of consolidated net sales as compared to only $3.1 million, or 2.5%, of consolidated net sales for the first half of fiscal 1999.

     Our Retail Channel, which consisted of five full-line retail stores by the end of the fiscal 2000 second quarter, contributed $6.1 million, or 7.8%, of consolidated net sales for the fiscal 2000 second quarter, representing an increase of $2.8 million, or 84.8%, from the $3.3 million, or 5.5%, of consolidated net sales contributed by two full-line retail stores during the fiscal 1999 second quarter. For the first half of fiscal 2000, these five full-line retail stores contributed $9.8 million, or 5.9%, of consolidated net sales, representing an increase of $4.9 million, or 100.0%, from the $4.9 million, or 3.9%, of consolidated net sales contributed by the two full-line retail stores during the first half of fiscal 1999.

---------------------------------

  The net sales growth realized by our Direct Channel for the fiscal 2000 second quarter and first half primarily is attributable to the increased customer response received for our spring and summer merchandise offerings, including that for our recently debuted Natural Elements merchandise line, and the continued rapid growth in on-line sales realized through our e-commerce web site, both from new and existing customers. The net sales growth realized by our Retail Channel for the fiscal 2000 second quarter and first half primarily is attributable to the addition of three full-line "urban" retail stores.

  A key element of our overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. Our catalog mailings were 33.1 million during the fiscal 2000 second quarter, an increase of
8.5 million, or 34.6%, from the 24.6 million catalog mailings during the fiscal 1999 second quarter. For the first half of fiscal 2000, our catalog mailings were 76.2 million, an increase of 15.1 million, or 24.7%, from the 61.1 million catalog mailings during the first half of fiscal 1999. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, our proprietary mailing list increased to
9.3 million names at August 26, 2000 from 8.9 million names at February 26, 2000 and 8.1 million names at August 28, 1999. Active customers, defined as a customer who has purchased from us during the preceding twelve months, were 2.3 million at August 26, 2000 as compared to 2.2 million names at February 26, 2000 and 2.0 million at August 28, 1999.

  Our consolidated gross profit consists of net sales less cost of sales, with cost of sales primarily being merchandise acquisition costs, freight in, handling and storage costs. Our consolidated gross profit for the fiscal 2000 second quarter was $41.1 million, an increase of $11.1 million, or 37.2%, from the $29.9 million realized during the fiscal 1999 second quarter. For the first half of fiscal 2000, our consolidated gross profit was $85.0 million, an increase of $20.8 million, or 32.5%, from the $64.1 million realized during the first half of fiscal 1999. Our consolidated gross margins were 52.6% and 51.5% for the fiscal 2000 second quarter and first half, respectively, versus 50.0% and 51.3% for the fiscal 1999 second quarter and first half, respectively. The increases in consolidated gross profit dollars for the fiscal 2000 second quarter and first half primarily are attributable to the consolidated net sales increases outlined above. The significantly improved gross margin realized during the fiscal 2000 second quarter primarily is attributable to our ability to maintain targeted gross margins in light of the aforementioned increased customer response to our spring and summer merchandise offerings. For the first half of fiscal 2000, the positive effects of this increased customer response have been partially offset by increased distribution capacity costs incurred in connection with the addition of our new East Coast Operations Center, certain incremental inbound freight costs we elected to incur during the fiscal 2000 first quarter to meet the above-expectations customer demand for our recently launched Natural Elements merchandise line, and increased sales of marked down excess inventory arising from the demand-driven increase in overall inventory throughput.

  Selling, general and administrative expenses ("SG&A") primarily consist of marketing, distribution and general and administrative expenses. The marketing expense component primarily consists of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Our consolidated SG&A expenses increased by $9.9 million, or 34.7%, to $38.4 million during the fiscal 2000 second quarter from $28.5 million in the fiscal 1999 second quarter. For the first half of fiscal 2000, our consolidated SG&A expenses increased by $16.5 million, or 27.5%, to $76.7 million from $60.2 million in the first half of fiscal 1999. Our consolidated SG&A expenses increased as a percentage of consolidated net sales to 49.2% during the fiscal 2000 second quarter from 47.7% in the fiscal 1999 second quarter. In contrast, our consolidated SG&A expenses decreased as a percentage of consolidated net sales to 46.5% during the first half of fiscal 2000 from 48.2% in the first half of fiscal 1999. The increases in our consolidated SG&A expenses for the fiscal 2000 second quarter and first half primarily are the result of the incremental variable marketing costs incurred to achieve the above increases in consolidated net sales and, to a lesser extent, incremental fixed infrastructure costs incurred with our new East Coast Operations Center to support our continued sales growth. The increase in our consolidated SG&A rate during the fiscal 2000 second quarter primarily is attributable to incremental

---------------------------------

catalog costs incurred in connection with increased customer prospecting. The decrease in our consolidated SG&A rate for the first half of fiscal 2000 primarily is attributable to increased sales leveraging of our fixed infrastructure costs and, to a lesser extent, productivity improvements realized at our new East Coast Operations Center.

  As a result of the foregoing, our consolidated income from operations increased by $1.2 million, or 86.9%, to $2.6 million for the fiscal 2000 second quarter from $1.4 million for the fiscal 1999 second quarter. For the first half of fiscal 2000, our consolidated income from operations increased by $4.3 million, or 108.9%, to $8.3 million from $4.0 million for the first half of fiscal 1999. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 3.4% and 5.0% for the fiscal 2000 second quarter and first half, respectively, versus 2.4% and 3.2% for the fiscal 1999 second quarter and first half, respectively.

  Primarily as a result of our higher average cash and cash equivalents, we realized consolidated net interest and other income of $0.3 million and $0.5 million during the fiscal 2000 second quarter and first half, respectively, as compared to $0.2 million in the fiscal 1999 second quarter and first half. Our non-operating results for the fiscal 1999 second quarter and first half additionally reflect a non-recurring, pre-tax gain of $0.8 million from the sale of assets related to our previously discontinued Milepost Four men's apparel catalog.

  As a percentage of our consolidated income before provision for income taxes, our consolidated provisions for income taxes were 38.9% and 39.0% for the fiscal 2000 second quarter and first half, respectively, as compared to 39.6% and 39.8% for the fiscal 1999 second quarter and first half, respectively. These rate decreases primarily reflect the favorable recurring effects of certain tax credits obtained in connection with the establishing of operations in West Virginia.

  We completed the fiscal 2000 second quarter realizing consolidated net income of $1.8 million (net income per basic and diluted share of $0.17 and $0.17, respectively) versus $1.4 million (net income per basic and diluted share of $0.14 and $0.14, respectively) for the fiscal 1999 second quarter, an improvement of $0.4 million or 25.0%. For the first half of fiscal 2000, we realized consolidated net income of $5.4 million (net income per basic and diluted share of $0.52 and $0.50, respectively) as compared to $3.0 million (net income per basic and diluted share of $0.30 and $0.29, respectively) for the first half of fiscal 1999, an improvement of $2.4 million or 79.2%.

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

  We maintain an aggregate $50.0 million bank credit facility, consisting of an unsecured revolving line of credit of $47.4 million (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At our option, the interest rate is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The underlying agreement provides that we must satisfy certain specified EBITDA, leverage and current ratio requirements and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of June 30, 2001. On July 10, 2000, we received a letter of commitment from our lead bank to increase the aggregate borrowing capacity allowed under the above credit facility by $30.0 million to $80.0 million and extending its maturity to July 31, 2003.

  Our consolidated operating activities generated $7.6 million of positive cash flow during the first half of fiscal 2000 as compared to $16.6 million of positive cash flow during the first half of fiscal 1999. On a comparative period-to-period basis, the decrease for the first half of fiscal 2000 primarily reflects the positive cash flow effects of higher net income and increased accounts payable being more than offset by the negative cash flow effects of increased inventories and catalog costs.

  Our net positive operating cash flow of $7.6 million for the first half of fiscal 2000, as well as $2.0 million in net proceeds from exercises of stock options and $0.2 million in repayments of loans by executives, primarily were utilized to fund $7.9 million of capital expenditures and to increase our cash and cash equivalents balance by $1.9 million. For the first half of fiscal 1999, our net positive operating cash flow of $16.6 million, along with $1.5 million in proceeds from the sale of assets related to our previously discontinued Milepost Four men's apparel catalog and $0.6 million in net proceeeds from exercises of stock options, primarily were utilized to fully repay our $9.9 million revolving line of credit balance, to increase our cash and cash equivalents by $2.7 million and to fund $6.1 million of capital expenditures.

  Our consolidated investing activities consumed $7.7 million and $4.6 million of cash during the first halves of fiscal 2000 and fiscal 1999, respectively, with cash outlays being exclusively for capital expenditures. Our capital expenditures for the first half of fiscal 2000 primarily reflect leasehold improvements for our recently opened and currently planned full-line "urban" retail stores, hardware and software additions and upgrades for our e-commerce web site, a new point-of-sale computer system for our growing base of retail stores, leasehold improvements and furnishings for our newly leased Coeur d'Alene Customer Service Call Center discussed below, and miscellaneous hardware and software upgrades for our corporate systems. Our capital expenditures for the first half of fiscal 1999 primarily reflect the cost of material handling, telecommunication and information systems for the new East Coast Operations Center and, to a lesser extent, hardware and software additions and upgrades to corporate systems, including the e-commerce web site.

  Our consolidated financing activities provided $2.0 million of cash during the first half of fiscal 2000 whereas financing activities used $9.3 million of cash during the first half of fiscal 1999. The first half of fiscal 2000 solely reflects net proceeds from exercises of stock options. The first half of fiscal 1999 reflects the full repayment of our $9.9 million revolving line of credit balance and the receipt of $0.6 million in net proceeds from exercises of stock options.

-------------------------------------------


  As a result of the foregoing, we had $34.5 million in consolidated working capital at August 26, 2000 as compared to $33.9 million and $23.3 million at February 26, 2000 and August 28, 1999, respectively. Our consolidated current ratio was 1.5 at August 26, 2000 as compared to 1.7 and 1.6 at February 26, 2000 and August 28, 1999, respectively. We continue to have no outstanding short- or long-term bank debt at August 26, 2000.

  As previously discussed, we opened in July of 1999 our new 600,000 square foot East Coast Operations Center. We will incur annual lease expense of approximately $2.5 million over the twenty year lease term. The lease allows us, at our option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

  In February 2000, we entered into a build-to-suit, sale-lease agreement for the construction of a new 60,000 square foot customer service call center in Coeur d'Alene, Idaho to replace the leased 45,000 square foot facility there which was not able to sufficiently accommodate the future technology and space requirements of our Direct Channel. Construction of the new facility was completed, as planned, during July 2000. We will incur annual lease expense of approximately $0.7 million during the first three years of the fifteen year lease term with subsequent annual lease payments adjusted based upon the Northwest region's consumer price index.

  Also, as previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly trafficked "urban" areas. Just prior to the 1999 holiday shopping season, we opened two full-line "urban" retail stores in the Seattle, Washington and Kansas City, Kansas metropolitan areas. Based on the success realized by these two "pilot" urban retail stores, we opened one additional full-line retail store in the Dallas, Texas metropolitan area during the second quarter of fiscal 2000. Subsequently, we have opened two more full-line retail stores in the Cincinnatti, Ohio and Denver, Colorado metropolitan areas. These five full-line "urban" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming.

  Using our Direct Channel's customer database to ascertain the level of existing brand awareness in various geographic markets, we have identified a total of 80 potential "urban" retail store sites in 29 states. Our current schedule contemplates the opening of at least three additional full-line "urban" retail stores during the balance of fiscal 2000, including stores in the Chicago, Illinois and Mission Viejo, California metropolitan areas for which we have recently executed leases. We have also recently executed leases for three additional full-line "urban" retail stores scheduled to open during fiscal 2001 in the Salt Lake City, Utah, Aspen Grove, Colorado and Sagemore, New Jersey metropolitan areas. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major urban malls and lifestyle centers.

  We currently estimate between $10.0 million and $14.0 million in total capital expenditures during the balance of fiscal 2000 primarily consisting of leasehold improvements for additional planned full-line "urban" retail stores, hardware and software additions and upgrades for our corporate systems, including our e-commerce web site and the retrofitting of a portion of our Sandpoint Distribution Center into additional administrative office space. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

  We believe that cash flow from operations and borrowing capacity under our bank credit facility will be sufficient to support operations and future growth for the foreseeable future. Thereafter, we may be

-------------------------------------------

required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.


Other Matters
-------------

Year 2000 Compliance
----------------------

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

  In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. However, the related shipping and handling costs may not be netted against sales revenue. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the dollar amount and income statement classification of any significant shipping and handling costs be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company currently nets shipping and handling fees earned against shipping and handling fees incurred within "selling, general and administrative expenses." As required, the Company will adopt EITF 00-10 in its consolidated financial statements for the third quarter of fiscal 2000. The adoption of EITF 00-10 may materially impact selling, general and administrative expenses and gross profit although it will have no impact on the subsequent determination of income from operations or net income.

Risk Factors
------------

Continued Dependence On and Risks Associated with Our Catalog Sales Channel
---------------------------------------------------------------------------

  Our success as a Company for the foreseeable future will depend significantly on the future success of our established Catalog Sales Channel. We believe that the future success of our catalog business will be predicated upon the efficient targeting of our catalog mailings, a high volume of prospect catalog mailing, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our catalog mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated revenue from a particular catalog mailing, and thereby not recover the costs associated with that catalog mailing, our financial condition, results of operations and cash flows could be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, revenues generated by each catalog mailing, can be affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings and changes in the merchandise mix, several of which factors may be outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. Any inability we have to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our New Internet and Retail Sales Channels are Untested and Extremely Difficult
-------------------------------------------------------------------------------
to Evaluate
-----------

  Although we have been in the catalog business for many years and certain of our senior vice presidents gained significant retail experience with previous employers, we have had only limited experience with our Internet and Retail Sales Channels. Our approaches in these new sales channels are untested as a business matter, and we cannot be sure that these approaches will provide the value to us that we expect. Furthermore, our management does not have significant experience operating in these new sales channels and our future success will depend on recent, and possibly, future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition. Any investment in us must be considered in light of the problems frequently encountered by companies at this stage of development in new and rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address the risks and challenges associated with the Internet and Retail sales channels.

Risks Associated with Our Growth Strategy
-----------------------------------------

  Our growth strategy primarily includes the following components: (i) further development of our Catalog, Internet and Retail Sales Channels, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise selection, and (iv) increased catalog circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates, and increased patronage of our Internet web site. Our failure to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to

------------------------

Risks Associated with Our Growth Strategy (continued)
-----------------------------------------------------

further develop and grow our Catalog, Internet and Retail Sales Channels, to maintain our current average order size and response rates, and leverage the success of existing catalog titles to new merchandise lines, catalogs, web site and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows. As part of our Retail Sales Channel strategy, we are currently establishing for the first time in our history a base of full-line "urban" retail stores.

  Using our Direct Channel's customer database to ascertain the level of existing brand awareness in various geographic markets, we have identified a total of 80 potential "urban" retail store sites in 29 states. Our current schedule contemplates the opening of at least three additional full-line "urban" retail stores during the balance of fiscal 2000, including stores in the Chicago, Illinois and Mission Viejo, California metropolitan areas for which we have recently executed leases. We have also recently executed leases for three additional full-line "urban" retail stores scheduled to open during fiscal 2001 in the Salt Lake City, Utah, Aspen Grove, Colorado and Sagemore, New Jersey metropolitan areas. These stores will be in addition to the five full-line "urban" retail stores we recently opened and currently operate.

  We have had limited experience operating retail stores and, other than operating our Jackson Hole, Wyoming retail store since 1997, we have had no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance and staffing. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive Internet growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

Risks Affecting Our Ability to Fulfill Orders
-----------------------------------------------

  Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal Service. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment systems resulting from strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments which would result in a reduction of net sales and could mean increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to the standards in the catalog industry, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our financial condition, results of operations and cash flows.

------------------------

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

We May Face Potential Business-Related Liabilities and Expenses
-----------------------------------------------------------------

  As a result of doing business through our catalogs, e-commerce web site and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. Some of the risks that may result from doing business via any of our three sales channels:

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

Quarterly and Seasonal Fluctuations
------------------------------------

  Our revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development and production until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal fluctuations in our sales and operating results, which is typical of many apparel retailers. In past fiscal years, our net sales and profits have been heavily reliant on the November and December holiday season. We believe that in the future this seasonality will continue. In anticipation of increased sales activity during November and December, we incur significant additional expenses, including the hiring of a

------------------------

Quarterly and Seasonal Fluctuations (continued)
------------------------------------------------

substantial number of temporary employees to supplement our permanent, full-time staff. If, for any reason, our sales were to fall below our expectations during November and December, our financial condition, results of operations and cash flows would likely be materially adversely affected.

Merchandise Returns
---------------------

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

Ability to Manage Expanding Operations
----------------------------------------

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

Competition
-----------

  The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, including some with catalog and e-commerce operations, and other catalog and direct marketing companies and international competitors.
With respect to the apparel merchandise offered by us, we are in direct competition with more established catalog, Internet and retail operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of our customers. Any failure on our part to successfully market our apparel merchandise or compete effectively against such competitors would likely have a material adverse effect on our growth and could adversely affect our financial condition, results of operations and cash flows. Many of these

------------------------

Competition (continued)
-----------------------

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


Changing Consumer Preferences; General Economic Conditions
------------------------------------------------------------

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

Dependence on Key Personnel
-----------------------------

  Our success depends largely on the efforts of our key personnel, including Dennis and Ann Pence, our founders. In the past, Dennis and Ann Pence have been involved in all aspects of our business, including marketing, merchandising and operations. Recently, they have primarily focused on our long-term strategic
positioning and brand identity.   The loss of either of their services would
likely have a material adverse effect on our financial condition, results of operations and cash flows. In addition, several other key employees, including Georgia Shonk-Simmons (Chief Merchant and President of Catalog & Retail Sales Division), Don Robson (Senior Vice President and Chief Financial Officer) and Tom Scott (Senior Vice President, Chief Operations Officer and Chief Information Officer) occupy critical positions and continue to be increasingly responsible for policy making and day-to-day operations. The loss of any of such key employee could have a material adverse effect on our financial condition, results of operations and cash flows. Other operational, marketing and merchandising personnel are important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, in particular with respect to our new sales channels. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth.

------------------------

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Borrowings under our bank credit facility are at a variable rate of interest and, based on the current level of borrowings, we experience only modest changes in interest expense when market interest rates change. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

PART II

Item 1.    Legal Proceedings

There are no material legal proceedings presently pending to which Coldwater Creek Inc. or its subsidiary is a party or of which any of their properties are the subject.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

  On July 31, 2000, the Company obtained majority approval from its shareholders to increase its common shares authorized for issuance from 15,000,000 common shares to 60,000,000 common shares.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------

 27.1     Financial Data Schedule


There were no reports filed on Form 8-K during the three months ended August 26, 2000.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 10th day of October 2000.


                                                    COLDWATER CREEK INC.


                                      By:      /s/ Donald A. Robson
                                          --------------------------------------
                                                   Donald A. Robson
                                          Senior Vice President, Chief Financial
                                           Officer and Treasurer (Principal
                                           Financial and Accounting Officer)