Form 10-Q
period 2000-11-25
COLDWATER CREEK INC
filed 2001-01-09
CIK 1018005

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

                For the Fiscal Quarter Ended November 25, 2000

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

            YES     X                             NO ____
                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                      Shares outstanding as of December 31, 2000
-------------------------------------------------------------------------------

Common Stock ($.01 par value)                       10,584,692

================================================================================

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION                                                                 Page
     ----
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at November 25, 2000 and February 26, 2000................... 4

Condensed Consolidated Statements of Operations for the three and nine month periods ended
November 25, 2000 and November 27, 1999............................................................ 5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended
November 25, 2000 and November 27, 1999............................................................ 6

Notes to Condensed Consolidated Financial Statements............................................... 7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................... 25


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 26

Item 2.  Changes in Securities and Use of Proceeds................................................ 26

Item 3.  Defaults Upon Senior Securities.......................................................... 26

Item 4.  Submission of Matters to a Vote of Security Holders...................................... 26

Item 5.  Other Information........................................................................ 26

Item 6.  Exhibits and Reports on Form 8-K......................................................... 26


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

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except for share data)

                                                                   November 25,     February 26,
                                                                      2000             2000
                                                                   ------------    ------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $      9,970    $      7,533
    Receivables                                                           7,237           5,741
    Inventories                                                          85,505          60,203
    Prepaid expenses                                                      1,790           1,319
    Prepaid catalog costs                                                 1,217           3,994
    Deferred income taxes                                                   915             915
                                                                   ------------    ------------
              Total current assets                                      106,634          79,705

Deferred catalog costs                                                   17,450           2,817
Property and equipment, net                                              49,721          38,895
Executive loans                                                           1,236           1,453
                                                                   ------------    ------------
              Total assets                                         $    175,041    $    122,870
                                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $     60,140    $     30,098
    Accrued liabilities                                                  20,613          13,549
    Income taxes payable                                                    234           2,140
                                                                   ------------    ------------
              Total current liabilities                                  80,987          45,787

Deferred income taxes                                                       513             513
                                                                   ------------    ------------

              Total liabilities                                          81,500          46,300
                                                                   ------------    ------------
Commitments and contingencies                                                 -               -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                  -               -
    Common stock, $.01 par value, 60,000,000 shares authorized,
     10,573,242 and 10,319,345 issued and
     outstanding, respectively                                              106             103
    Additional paid-in capital                                           46,081          41,579
    Retained earnings                                                    47,354          34,888
                                                                   ------------    ------------

              Total stockholders' equity                                 93,541          76,570
                                                                   ------------    ------------

              Total liabilities and stockholders' equity           $    175,041    $    122,870
                                                                   ============    ============


  The accompanying notes are an integral part of these financial statements.

                       COLDWATER CREEK INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except for per share data)


                                                                Three Months Ended               Nine Months Ended
                                                          -----------------------------     -----------------------------
                                                          November 25,     November 27,     November 25,     November 27,
                                                              2000             1999             2000             1999
                                                          ------------     ------------     ------------     ------------
Net sales                                                 $    123,698     $    101,190     $    288,622     $    226,115

Cost of sales                                                   58,323           48,045          138,271          108,841
                                                          ------------     ------------     ------------     ------------

              Gross profit                                      65,375          53,145           150,351          117,274

Selling, general and administrative expenses                    53,980          44,895           130,643          105,045
                                                          ------------     ------------     ------------     ------------

              Income from operations                            11,395           8,250            19,708           12,229

Interest, net, and other                                           204             339               752              541

Gain on sale of Milepost Four assets                                 -               -                 -              826
                                                          ------------     ------------     ------------     ------------

              Income before provision for income taxes          11,599           8,589            20,460           13,596

Provision for income taxes                                       4,535           3,401             7,994            5,394
                                                          ------------     ------------     ------------     ------------

              Net income                                  $      7,064     $      5,188     $     12,466     $      8,202
                                                          ============     ============     ============     ============

              Net income per share - Basic                $       0.67     $       0.51     $       1.19     $       0.80
                                                          ============     ============     ============     ============

              Net income per share - Diluted              $       0.64     $       0.49     $       1.15     $       0.78
                                                          ============     ============     ============     ============

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                Nine Months Ended
                                                                     ----------------------------------------
                                                                       November 25,            November 27,
                                                                          2000                     1999
                                                                     ---------------          ---------------
OPERATING ACTIVITIES:
Net income                                                           $        12,466          $         8,202
                                                                     ---------------          ---------------
Non cash items:
    Depreciation and amortization                                              6,704                    5,118
    Deferred income tax benefit                                                    -                      (90)
    Gain on sale of Milepost Four assets                                           -                     (826)
    Gain on sale of marketable securities                                          -                     (155)
    Other non cash charges                                                       230                        -
Net change in current assets and liabilities:
    Receivables                                                               (1,496)                  (6,386)
    Inventories                                                              (25,302)                  (5,017)
    Prepaid expenses                                                            (418)                      (5)
    Prepaid catalog costs                                                      2,777                    3,436
    Accounts payable                                                          30,042                   42,918
    Accrued liabilities                                                        7,064                    9,195
    Income taxes payable                                                        (103)                  (3,105)
Increase in deferred catalog costs                                           (14,633)                 (11,700)
                                                                     ---------------          ---------------

      Net cash provided by operating activities                      $        17,331          $        41,585
                                                                     ---------------          ---------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                              $       (17,704)         $       (14,497)
     Repayments of loans to executives                                           161                      100
     Purchase of marketable securities                                             -                     (620)
     Proceeds from sale of marketable securities                                   -                      775
     Proceeds from sale of Milepost Four assets                                    -                    1,546
                                                                     ---------------          ---------------

      Net cash used in investing activities                          $       (17,543)         $       (12,696)
                                                                     ---------------          ---------------

FINANCING ACTIVITIES:
    Net repayments of advances under revolving line of credit        $             -          $        (9,938)
    Other financing costs                                                        (53)                       -
    Net proceeds from exercises of stock options                               2,702                      992
                                                                     ---------------          ---------------

      Net cash provided by (used in) financing activities            $         2,649          $        (8,946)
                                                                     ---------------          ---------------

        Net increase in cash and cash equivalents                              2,437                   19,943
            Cash and cash equivalents, beginning                               7,533                      149
                                                                     ---------------          ---------------

        Cash and cash equivalents, ending                            $         9,970          $        20,092
                                                                     ===============          ===============


SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                           $             6          $            47
    Cash paid for income taxes                                                 8,097                    8,589
    Tax benefit from exercises of stock options                                1,803                        -



  The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Condensed Consolidated Financial Statements

Organizational Structure and Nature of Operations

     Coldwater Creek Inc. (the ''Company''), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel retailer of women's apparel, jewelry, gifts and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, interactive e-commerce web sites (www.coldwatercreek.com and www.galleryatthecreek.com) and full-line retail stores.

     Through its wholly owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates outlet stores which, along with its coldwatercreek.com e-commerce web site and periodic clearance catalogs, serve as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany transactions and balances have been eliminated.

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

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. The fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three and nine month periods generally refer to the respective thirteen and thirty-nine weeks ended on the date indicated, as is the case for the interim periods presented herein. The pending fourth quarter of fiscal 2000 will include a fourteenth week, resulting in a 53 week fiscal year.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.   Interim Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards

     In December 1999, the United States ("U.S.") Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. As the Company's revenue recognition policies previously complied with generally accepted accounting principles and the related interpretive guidance set forth in SAB 101, the adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

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

     In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. The provisions of EITF 00-10 prohibit the netting of related shipping and handling costs against sales revenue and require disclosure of the dollar amount of any significant shipping and handling costs excluded from cost of sales. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the income statement classification of any significant shipping and handling costs also be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company currently nets shipping and handling fees earned against shipping and handling fees incurred within selling, general and administrative expenses. As required, the Company will adopt EITF 00-10 in its consolidated financial statements for the fourth quarter of fiscal 2000 with restatement of all comparative prior period financial statements. The adoption of EITF 00-10 will have no impact on the determination of income from operations or net income. Its adoption will impact gross profit and selling, general and administrative expenses, the extent to which will depend upon whether the Company continues to include shipping and handling costs within selling, general and administrative expenses or reclassifies such costs to cost of sales.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.   Revolving Line of Credit

     The Company executed a new bank agreement effective October 23, 2000 that provides the Company with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. This new agreement supercedes the Company's previously existing bank agreement that provided the Company with a $47.4 million unsecured revolving credit facility (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate under the new agreement is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility has a maturity date of July 31, 2003.


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

     During fiscal years 1999 and 2000 the Board of Directors authorized compensation bonus pools aggregating up to $1.9 million as additional incentives to retain key executives. Under such program, bonus pools up to $1.7 million and $0.2 million designated to certain key executives will be payable in lump sums on September 25, 2001 and March 25, 2002, respectively, provided that certain specified performance criteria over a 24 month period have been met by both the key executive and the Company as a whole. The Company is accruing the related compensation expense to each key employee on a straight-line basis over the period based on performance to date and the current expectation that the specified performance criteria will be met by both the key employee and the Company as a whole.


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

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


                                                            Three Months Ended                     Nine Months Ended
                                                     ---------------------------------     ----------------------------------
                                                       November 25,     November 27,         November 25,      November 27,
                                                          2000             1999                 2000               1999
                                                     ---------------------------------     ----------------------------------
Net income                                                 $7,064           $5,188             $12,466             $8,202
                                                           ======           ======             =======             ======

Average shares outstanding used to
determine net income per basic common share                10,553           10,234              10,454             10,215


Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                              402              443                 405                341
                                                           ------           ------             -------             ------

Average shares outstanding used to determine
net income per diluted common share                        10,955           10,677              10,859             10,556
                                                           ======           ======             =======             ======

(1) Anti-dilutive stock options excluded from the above computations for the three months ended November 25, 2000 and November 27, 1999 were 188 and 227, respectively. Anti-dilutive stock options excluded from the above computations for the nine months ended November 25, 2000 and November 27, 1999 were 252 and 280, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion may contain forward-looking statements, including statements regarding our strategies, sales trends and operations, within the meaning of the federal securities laws that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. These statements are based on our current expectations and our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: those associated with offering apparel merchandise such as long lead times, increased inventory requirements, merchandise returns, and high shipping costs; general economic and business conditions and other factors outside our control such as customer response rates, consumer preferences, and fluctuations in paper, postage and telecommunication costs; competition; effects of shifting patterns of e-commerce versus catalog purchases; success of operating and growth initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel, especially as a result of the transition of senior executive officers; availability of qualified personnel; labor and employee benefit costs; uncertainties due to our relatively short experience in operating the e-commerce and retail store aspects of our business; and construction costs; as well as those factors discussed in this Form 10-Q Quarterly Report as well as in our most recent Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission. References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28, whichever is chronologically closer. Our fiscal year is generally 52 weeks, but occasionally will consist of 53 weeks, as will be the case in the current fiscal year 2000. References to three and nine month periods generally refer to the respective thirteen and thirty-nine weeks ended on the date indicated, as is the case for the interim periods presented herein. The pending fourth quarter of fiscal 2000 will include a fourteenth week, resulting in a 53 week fiscal year.


Overview of Business and Recent Developments
--------------------------------------------

     Coldwater Creek Inc. ("the Company" or "Coldwater Creek") is a multi-channel retailer of women's apparel, jewelry, gifts and soft home accessories. Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

     Our primary focus during the current fiscal year ending March 3, 2001 ("fiscal 2000") has been on further executing and expanding upon the strategic marketing and merchandising initiatives implemented during the prior fiscal year ended February 26, 2000 ("fiscal 1999"). Fiscal 1999 was a milestone year in the history of Coldwater Creek as we embarked on a major program of evolution and expansion. First and foremost, we transitioned the Company from its historical roots as a single-channel catalog retailer into a more dynamic retailer with two distinct channels, Direct and Retail. Our Direct Channel encompasses our traditional catalog business and rapidly growing e-commerce business whereas our Retail Channel encompasses our expanding base of full-line retail stores.

     Recognizing early into fiscal 1999 that our targeted core demographic of customers was beginning to enthusiastically embrace the Internet as an exciting, convenient and secure shopping medium, we evolved our previously modest and largely informational web site into a fully-interactive, user-friendly e-commerce web site (www.coldwatercreek.com) where current and prospective customers can enjoyably shop and purchase from our entire line of merchandise. This marketing initiative proved successful with online sales being profitable and accounting for $26.1 million, or 8.0%, of consolidated fiscal 1999 net sales, as compared to only $400,000 for fiscal 1998. This rapid growth in online sales has subsequently continued with substantial quarter-over-quarter increases, accounting for $63.9 million, or 22.1%, of consolidated net sales for the nine months ended November 25, 2000. In addition to our e-commerce customers tending to be more frequent purchasers than our traditional catalog customers, approximately one-quarter of the customers patronizing our web site have had no previous purchasing history with the Company. This indicates to us that, in addition to providing for certain longer-term operating efficiencies, our web site is not merely redistributing sales among our channels but is significantly contributing to our overall growth in consolidated net sales. As our web site also quickly became our most effective and efficient promotional vehicle for the disposition of excess catalog merchandise inventory, we have subsequently been able to close three of thirteen leased outlet stores with additional closures being considered.

--------------------------------------------------------

     So as to further leverage its cost effectiveness, we continue to aggressively seek ways of attracting new customers and migrating existing customers to our e-commerce web site. We promote our web site in various major national consumer publications popular with our targeted demographic base as well as actively disseminate its address in all of our catalogs and stores. We also utilize weekly targeted e-mails to our approximately 1.3 million name e-mail database, which we continue to expand daily by approximately 2,000 to 3,000 e-mail addresses. Recently, we began adding what we call "webalogs" to our traditional catalog circulation. These "webalogs" feature some of our most popular catalog items in a condensed, several page format with customer ordering directed to our web site. We have also added new functionality to our web site to enable international customers to more easily place orders online and we are currently developing translated versions of our e-commerce web site for marketing in Japan and certain European countries. Most recently, we launched a second "premium services" e-commerce web site (www.galleryatthecreek.com) dedicated to featuring our new "Gallery" merchandise line, consisting of a limited, yet unique and upscale, assortment of fine apparel, jewelry and artworks.

     Believing that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience and to provide another means by which to introduce current and prospective customers to our catalogs and e-commerce web sites, we began selectively establishing for the first time during fiscal 1999 full-line retail stores in highly-trafficked metropolitan areas. Based on the success realized by our initial Seattle, Washington and Kansas City, Kansas stores, which we opened just prior to the 1999 holiday selling season, we subsequently opened six additional full-line retail stores in the Dallas, Texas, Cincinnatti, Ohio, Denver, Colorado, Chicago, Illinois, Mission Viejo, California, and Tuscon, Arizona metropolitan areas. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in metropolitan settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Each of the new retail stores continues to perform at or above our initial expectations, currently averaging sales on an annualized basis of approximately $500 per square foot. We have identified through the use of our Direct Channel's customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     In an attempt to fulfill what we believe to be an underserved niche of women's apparel, we also introduced in February 2000 a new complementary apparel line entitled Natural Elements which features mix and match, versatile, casual separates in a vast array of colors and extended sizes. This complementary new line, which we rolled-out across all of our sales channels, is in addition to our three established merchandise lines. Our Northcountry line, first introduced in 1985, remains our core line of merchandise and features casual, comfortable apparel, hard-to-find jewelry, distinctive artwork, gifts and items for the home. Introduced in 1993, our recently updated Spirit of the West line features fashionable, upscale apparel and hard-to-find jewelry and accessories. Our Home line, an expansion upon our previously successful Bed & Bath line first introduced in 1997, features unique and comfortable textiles, decorative accessories, upscale bed and bath products and, recently added, lounge wear apparel.

     Our overall strategic marketing plan is to continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce retailers, to generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our new multi-channel structure positions us well for increased growth and market share in the future.

--------------------------------------------------------

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

Results of Operations
---------------------

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of net sales:

                                            Three Months Ended                           Nine Months Ended
                                      November 25,        November 27,            November 25,         November 27,
                                          2000                1999                    2000                 1999
                                    --------------      --------------          --------------      ---------------
Net sales                                    100.0%              100.0%                  100.0%               100.0%
Cost of sales                                 47.1                47.5                    47.9                 48.1
                                    --------------      --------------          --------------      ---------------
    Gross profit                              52.9                52.5                    52.1                 51.9
Selling, general and
  administrative expenses                     43.6                44.4                    45.3                 46.5
                                    --------------      --------------          --------------      ---------------
    Income from operations                     9.2                 8.2                     6.8                  5.4
Interest, net, and other                       0.2                 0.3                     0.3                  0.2
Gain on sale of Milepost Four assets           0.0                 0.0                     0.0                  0.4
                                    --------------      --------------          --------------      ---------------
    Income before provision for
      income taxes                             9.4                 8.5                     7.1                  6.0
Provision for income taxes                     3.7                 3.4                     2.8                  2.4
                                    --------------      --------------          --------------      ---------------
    Net income                                 5.7%                5.1%                    4.3%                 3.6%
                                    ==============      ==============          ==============      ===============

Note: Certain of the above sub-totals and totals may vary arithmetically due to the effects of rounding.


    Our consolidated net sales for the three months ended November 25, 2000 ("the fiscal 2000 third quarter") were $123.7 million, an increase of $22.5 million, or 22.2%, from the $101.2 million in consolidated net sales realized during the three months ended November 27, 1999 ("the fiscal 1999 third quarter"). For the nine months ended November 25, 2000 ("the first nine months of fiscal 2000"), our consolidated net sales were $288.6 million, an increase of $62.5 million, or 27.6%, from the $226.1 million in consolidated net sales realized during the nine months ended November 27, 1999 ("the first nine months of fiscal 1999").

    Our Direct Channel, comprising our traditional catalog business and rapidly growing Internet-based, e-commerce business, contributed $112.7 million in net sales during the fiscal 2000 third quarter, an increase of $14.8 million, or 15.1%, from the $97.9 million in net sales contributed during the fiscal 1999 third quarter. For the first nine months of fiscal 2000, our Direct Channel contributed $267.8 million in net sales, an increase of $49.8 million, or 22.8%, from the $218.0 million in net sales contributed during the first nine months of fiscal 1999.

    Our e-commerce business accounted for $31.9 million, or 25.8%, of consolidated net sales for the fiscal 2000 third quarter as compared to only $9.9 million, or 9.8%, of consolidated net sales for the fiscal 1999 third quarter. On-line sales for the fiscal 2000 third quarter also increased significantly from the $18.8 and $13.2 million in on-line sales realized during the immediately preceding fiscal 2000 second and first quarters. For the first nine months of fiscal 2000, our e-commerce business accounted for $63.9 million, or 22.1%, of consolidated net sales as compared to $13.0 million, or 5.7%, of consolidated net sales for the first nine months of fiscal 1999.

    Our Retail Channel, which consisted of nine full-line retail stores by the end of the fiscal 2000 third quarter, contributed $11.0 million in net sales during the fiscal 2000 third quarter, an increase of $7.7 million, or 233.3%, from the $3.3 million in net sales contributed by four full-line retail stores during the fiscal 1999 third quarter. For the first nine months of fiscal 2000, these nine full-line retail stores contributed $20.8 million, or 7.2%, of consolidated net sales, representing an increase of $12.6 million, or

---------------------------------

153.7%, from the $8.2 million, or 3.6%, of consolidated net sales contributed by the four full-line retail stores during the first nine months of fiscal 1999.

     The net sales growth realized by our Direct Channel for the fiscal 2000 third quarter and first nine months primarily is attributable to increased customer response to our merchandise offerings, including that for our new Natural Elements merchandise line. This increased response primarily was realized through our e-commerce web site in the form of Internet orders received from existing, yet migrating, catalog customers and, to a lesser extent, new customers. The net sales growth realized by our Retail Channel for the fiscal 2000 third quarter and first nine months primarily was attributable to the addition of new full-line "metropolitan" retail stores.

     A key element of our overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. Our catalog mailings were 67.4 million (excluding 4.1 million webalogs) during the fiscal 2000 third quarter, an increase of 11.8 million, or 21.2%, from the 55.6 million catalog mailings during the fiscal 1999 third quarter. For the first nine months of fiscal 2000, our catalog mailings were 143.6 million (excluding 4.1 million webalogs), an increase of 27.0 million, or 23.2%, from the 116.6 million catalog mailings during the first nine months of fiscal 1999. As a result of this ongoing marketing investment in current and future customer growth, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative expenses, our proprietary mailing list increased to
10.1 million names at November 25, 2000 from 8.9 million names at February 26, 2000 and 8.5 million names at November 27, 1999. Active customers, defined as a customer who has purchased from us during the preceding twelve months, were 2.5 million at November 25, 2000 as compared to 2.2 million at February 26, 2000 and
2.1 million at November 27, 1999.

     Our consolidated gross profit consists of net sales less cost of sales, with cost of sales primarily being merchandise acquisition costs, freight in, handling and storage costs. Our consolidated gross profit for the fiscal 2000 third quarter was $65.4 million, an increase of $12.2 million, or 23.0%, from the $53.1 million realized during the fiscal 1999 third quarter. For the first nine months of fiscal 2000, our consolidated gross profit was $150.4 million, an increase of $33.1 million, or 28.2%, from the $117.3 million realized during the first nine months of fiscal 1999. Our consolidated gross margins were 52.9% and 52.1% for the fiscal 2000 third quarter and first nine months, respectively, versus 52.5% and 51.9% for the fiscal 1999 third quarter and first nine months, respectively. The increases in consolidated gross profit dollars for the fiscal 2000 third quarter and first nine months primarily are attributable to the consolidated net sales increases outlined above. The improved gross margins realized during the fiscal 2000 third quarter and first nine months primarily are attributable to our ability to maintain targeted gross margins in light of the aforementioned increased customer response to our merchandise offerings and, to a lesser extent, higher margin realizations on excess inventory disposition sales through our e-commerce web site. These positive gross margin effects were offset in part by increased distribution capacity costs incurred in connection with the addition of our East Coast Operations Center to support our continued sales growth and increased sales of marked down excess inventory arising from the demand-driven increase in overall inventory throughput. Our gross margin for the first nine months of fiscal 2000 was also adversely impacted by certain incremental inbound freight costs we elected to incur during the fiscal 2000 first quarter to meet the above-expectations customer demand for our newly launched Natural Elements merchandise line.

     Selling, general and administrative expenses ("SG&A") primarily consist of marketing, net distribution and general and administrative expenses. The marketing expense component primarily consists of catalog production and postage costs. Production costs primarily consist of paper, printing, computer services and list rental costs (net of list rental revenue). Our consolidated SG&A expenses increased by $9.1 million, or 20.2%, to $54.0 million during the fiscal 2000 third quarter from $44.9 million in the fiscal 1999 third quarter. For the first nine months of fiscal 2000, our consolidated SG&A expenses increased by

---------------------------------

$25.6 million, or 24.4%, to $130.6 million from $105.0 million in the first nine months of fiscal 1999. Our consolidated SG&A expenses decreased as a percentage of consolidated net sales to 43.6% during the fiscal 2000 third quarter from 44.4% in the fiscal 1999 third quarter. Similarly, our consolidated SG&A expenses decreased as a percentage of consolidated net sales to 45.3% during the first nine months of fiscal 2000 from 46.5% in the first nine months of fiscal 1999. The increases in our consolidated SG&A expenses for the fiscal 2000 third quarter and first nine months primarily are attributable to production and circulation costs incurred in connection with increased catalog mailings and, to a lesser extent, incremental infrastructure and personnel costs incurred with the addition of our East Coast Operations Center. The decreases in our consolidated SG&A rate for the fiscal 2000 third quarter and first nine months primarily are attributable to increased sales leveraging of our fixed infrastructure costs and, to a lesser extent, productivity improvements realized at our added East Coast Operations Center. These favorable effects on our consolidated SG&A rate were partially offset by incremental catalog costs incurred in connection with increased customer prospecting.

     As a result of the foregoing, our consolidated income from operations increased by $3.1 million, or 38.1%, to $11.4 million for the fiscal 2000 third quarter from $8.3 million for the fiscal 1999 third quarter. For the first nine months of fiscal 2000, our consolidated income from operations increased by $7.5 million, or 61.2%, to $19.7 million from $12.2 million for the first nine months of fiscal 1999. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 9.2% and 6.8% for the fiscal 2000 third quarter and first nine months, respectively, versus 8.2% and 5.4% for the fiscal 1999 third quarter and first nine months, respectively.

     We realized consolidated net interest and other income of $0.2 million and $0.8 million during the fiscal 2000 third quarter and first nine months, respectively, as compared to $0.3 million and $0.5 million in the fiscal 1999 third quarter and first nine months, respectively. Our non-operating results for the first nine months of fiscal 1999 additionally reflect a non-recurring, pre-tax gain of $0.8 million from the sale of assets related to our previously discontinued Milepost Four men's apparel catalog.

     As a percentage of our consolidated income before provision for income taxes, our consolidated provisions for income taxes were 39.1% for both the fiscal 2000 third quarter and first nine months as compared to 39.6% and 39.7% for the fiscal 1999 third quarter and first nine months, respectively. These rate decreases primarily reflect the favorable effects of certain continuing tax credits obtained in connection with the establishing of our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

     We completed the fiscal 2000 third quarter realizing consolidated net income of $7.1 million (net income per basic and diluted share of $0.67 and $0.64, respectively) versus $5.2 million (net income per basic and diluted share of $0.51 and $0.49, respectively) for the fiscal 1999 third quarter, an improvement of $1.9 million or 36.2%. For the first nine months of fiscal 2000, we realized consolidated net income of $12.5 million (net income per basic and diluted share of $1.19 and $1.15, respectively) as compared to $8.2 million (net income per basic and diluted share of $0.80 and $0.78, respectively) for the first nine months of fiscal 1999, an improvement of $4.3 million or 52.0%.

Liquidity and Capital Resources
-------------------------------

     We have historically funded our growth through a combination of funds generated from operations, trade credit arrangements and short-term bank credit facilities. As our working capital requirements generally precede the realization of sales, we occasionally draw on our revolving line of credit to produce catalogs and increase inventory levels in anticipation of future sales realization. Our standard trade credit arrangements for purchased inventory and services typically require the net amount due to be paid by us within sixty days of the invoice date.

     We executed a new bank agreement effective October 23, 2000 that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. This new agreement supercedes our previously existing bank agreement that provided us with a $47.4 million unsecured revolving credit facility (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At our option, the interest rate under the new agreement is the bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that we must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility has a maturity date of July 31, 2003.

     Our consolidated operating activities generated $17.3 million of positive cash flow during the first nine months of fiscal 2000 as compared to $41.6 million of positive cash flow during the first nine months of fiscal 1999. On a comparative period-to-period basis, the decrease for the first nine months of fiscal 2000 primarily reflects the negative cash flow effects of increased inventories (primarily incurred to achieve higher customer order fulfillment rates) and deferred catalog costs and decreased accounts payable and accrued liabilities. These negative cash flow effects were partially offset by the positive cash flow effects of higher net income, increased depreciation and amortization, and decreased accounts receivable.

     Our net positive operating cash flow of $17.3 million for the first nine months of fiscal 2000, as well as $2.7 million in net proceeds from exercises of stock options and $0.2 million in repayments of loans by executives, primarily were utilized to fund $17.7 million of capital expenditures and to increase our cash and cash equivalents balance by $2.4 million. For the first nine months of fiscal 1999, our net positive operating cash flow of $41.6 million, along with $1.5 million in proceeds from the sale of assets related to our previously discontinued Milepost Four men's apparel catalog and $1.0 million in net proceeds from exercises of stock options, primarily were utilized to fully repay our $9.9 million revolving line of credit balance, to increase our cash and cash equivalents by $19.9 million and to fund $14.5 million of capital expenditures.

     Our consolidated investing activities consumed $17.5 million and $12.7 million of cash during the first nine months of fiscal 2000 and fiscal 1999, respectively, with cash outlays principally being for capital expenditures. Our capital expenditures for the first nine months of fiscal 2000 primarily reflect leasehold improvements for our recently opened and currently planned full-line "metropolitan" retail stores, hardware and software additions and upgrades for our e-commerce web sites, a new point-of-sale computer system for our growing base of retail stores, leasehold improvements and furnishings for our newly leased Coeur d'Alene Customer Service Call Center discussed below, and miscellaneous hardware and software upgrades for our corporate systems. Our capital expenditures for the first nine months of fiscal 1999 primarily reflect the cost of material handling, telecommunication and information systems for the added East Coast Operations Center and, to a lesser extent, hardware and software additions and upgrades to corporate systems, including the www.coldwatercreek.com e-commerce web site.

-------------------------------------------

     Our consolidated financing activities provided $2.6 million of cash during the first nine months of fiscal 2000 whereas financing activities used $8.9 million of cash during the first nine months of fiscal 1999. The first nine months of fiscal 2000 principally reflects net proceeds from exercises of stock options. The first nine months of fiscal 1999 reflects the full repayment of our $9.9 million revolving line of credit balance and the receipt of $1.0 million in net proceeds from exercises of stock options.

     As a result of the foregoing, we had $25.6 million in consolidated working capital at November 25, 2000 as compared to $33.9 million and $12.7 million at February 26, 2000 and November 27, 1999, respectively. Our consolidated current ratio was 1.3 at November 25, 2000 as compared to 1.7 and 1.2 at February 26, 2000 and November 27, 1999, respectively. We continue to have no outstanding short- or long-term bank debt at November 25, 2000.

     As previously referenced, we opened in July of 1999 a new 600,000 square foot East Coast Operations Center to accommodate our continued sales growth. We will incur annual lease expense of approximately $2.5 million over the twenty year lease term. The lease allows us, at our option, to (i) purchase the underlying land and facility at a then determined fair market value or (ii) exercise up to four successive five-year extensions.

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

     Also, as previously discussed, we began selectively establishing for the first time during fiscal 1999 full-line retail stores in highly-trafficked metropolitan areas. To date, we have opened eight full-line retail stores in major metropolitan areas. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. We have identified through the use of our Direct Channel's customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately twelve additional full-line "metropolitan" retail stores during fiscal year 2001. To this end, we have recently executed leases for stores in the Salt Lake City, Utah, Aspen Grove, Colorado and Sagemore, New Jersey metropolitan areas. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store being limited to leasehold improvements and inventory in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     We currently estimate between $4.0 million and $7.0 million in total capital expenditures during the fiscal 2000 fourth quarter primarily consisting of the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative office space, leasehold improvements for new retail stores, and hardware and software additions and upgrades for our corporate systems, including our e-commerce web sites. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

     We believe that cash flow from operations and borrowing capacity under our bank credit facility will be sufficient to support operations and future growth for the foreseeable future. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no

-------------------------------------------

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

     In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. The provisions of EITF 00-10 prohibit the netting of related shipping and handling against sales revenue and require disclosure of the dollar amount of any significant shipping and handling costs excluded from cost of sales. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the income statement classification of any significant shipping and handling costs also be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." We currently net shipping and handling fees earned against shipping and handling fees incurred within selling, general and administrative expenses. As required, we will adopt EITF 00-10 in our consolidated financial statements for the fourth quarter of fiscal 2000 with restatement of all comparative prior period financial statements. The adoption of EITF 00-10 will have no impact on the determination of income from operations or net income. Its adoption will impact gross profit and selling, general and administrative expenses, the extent to which will depend upon whether we continue to include shipping and handling costs within selling, general and administrative expenses or reclassify such costs to cost of sales.

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

Our New Internet and Retail Sales Channels are Untested and Extremely Difficult
-------------------------------------------------------------------------------
to Evaluate
-----------

     Although we have been in the catalog business for many years and certain of our executive vice presidents gained significant retail experience with previous employers, we have had only limited experience with our Internet and Retail Sales Channels. Our approaches in these new sales channels are untested as a business matter, and we cannot be sure that these approaches will provide the value to us that we expect. Furthermore, our management does not have significant experience operating in these new sales channels and our future success will depend on recent, and possibly, future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition. Any investment in us must be considered in light of the problems frequently encountered by companies at this stage of development in new and rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address the risks and challenges associated with the Internet and Retail sales channels.

Risks Associated with Our Growth Strategy
-----------------------------------------

     Our growth strategy primarily includes the following components: (i) further development of our Catalog, Internet and Retail Sales Channels, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise selection, and (iv) increased catalog circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates, and increased patronage of our Internet web site. Our failure to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such

Risk Factors
------------

Risks Associated with Our Growth Strategy (continued)
-----------------------------------------------------

efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our Catalog, Internet and Retail Sales Channels, to maintain our current average order size and response rates, and leverage the success of existing catalog titles to new merchandise lines, catalogs, web site and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows. As part of our Retail Sales Channel strategy, we are currently establishing for the first time in our history a base of full-line "metropolitan" retail stores.

     We have identified through the use of our Direct Channel's customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately twelve additional full-line "metropolitan" retail stores during fiscal year 2001. To this end, we have recently executed leases for stores in the Salt Lake City, Utah, Aspen Grove, Colorado and Sagemore, New Jersey metropolitan areas. These stores will be in addition to the eight full-line "metropolitan" retail stores we recently opened and currently operate.

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

Risks Affecting Our Ability to Fulfill Orders
---------------------------------------------

     Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal Service. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment systems resulting from strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to the standards in the catalog industry, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the

Risk Factors
------------

Risks Affecting Our Ability to Fulfill Orders (continued)
---------------------------------------------------------

timely delivery of merchandise and on our financial condition, results of operations and cash flows.

Risks Associated with System Disruptions
----------------------------------------

     Our ability to attract and retain users and customers to our e-commerce web sites depends on the performance, reliability and availability of our web sites and network infrastructure. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties. While we continue to implement procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Third parties may not be liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service providers for access to our web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future which are unrelated to our systems, but which could nonetheless adversely affect our business.

We May Face Potential Business-Related Liabilities and Expenses
---------------------------------------------------------------

     As a result of doing business through our catalogs, e-commerce web sites and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. Some of the risks that may result from doing business via any of our three sales channels:

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

Quarterly and Seasonal Fluctuations
-----------------------------------

     Our revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and catalog offerings, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development and production until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be

------------------------

Quarterly and Seasonal Fluctuations (continued)
-----------------------------------------------

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

Merchandise Returns
-------------------

     As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are adequate, there can be no assurance that actual merchandise returns will not exceed our allowances. In addition, there can be no assurance that the introduction of new merchandise through our various channels, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

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

Competition
-----------

     The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, including some with catalog and

------------------------

Competition (continued)
-----------------------

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


Changing Consumer Preferences; General Economic Conditions
----------------------------------------------------------

     Although we believe that our business has benefited from increasing consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that such trends will continue. Any change in these trends could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on financial condition, results of operations and cash flows. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our financial condition, results of operations and cash flows. Our business is sensitive to regional changes in customers' spending and discretionary income patterns which, in turn, are controlled to a large extent by prevailing economic conditions. Adverse economic conditions in one or more regions in which we have significant sales could have a material adverse effect on sales of our merchandise and, as a result, on our financial condition, results of operations and cash flows.

Dependence on Key Personnel
---------------------------

     Our success depends largely on the efforts of our key personnel. Our founders, Dennis and Ann Pence, have in the past been involved in all aspects of our business, including marketing, merchandising and operations. Effective January 1, 2001, Dennis and Ann Pence retired from their respective day-to-day executive management positions with the Company while retaining their positions as Chairman and Vice-Chairman, respectively, on the Company's Board of Directors. Concurrently, Georgia Shonk-Simmons was promoted to Chief Executive Officer and appointed to the Company's Board of Directors. Additionally, Don Robson and Tom Scott were elevated to Executive Vice Presidents while retaining their prior positions as Chief Financial Officer and Chief Operations Officer, respectively. In their new positions, Ms. Shonk-Simmons, Mr. Robson and Mr. Scott are responsible for policy making and

------------------------

Dependence on Key Personnel (continued)
---------------------------------------

day-to-day operations. The loss of any of the aforementioned individuals from their respective board or management positions could have a material adverse effect on our financial condition, results of operations and cash flows. Other operational, marketing and merchandising personnel are important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, in particular with respect to our new sales channels. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

NUMBER DESCRIPTION OF DOCUMENT
------------------------------

 27.1    Financial Data Schedule


There were no reports filed on Form 8-K during the three months ended November 25, 2000.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 9th day of January 2001.


                                                   COLDWATER CREEK INC.

                                       By:        /s/ Donald A. Robson
                                          --------------------------------------
                                                      Donald A. Robson
                                          Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)