Form 10-K
period 2001-03-03
COLDWATER CREEK INC
filed 2001-06-01
CIK 1018005

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 3, 2001
                        Commission File Number 0-26772

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

                               ----------------


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [_]

  Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $104,801,989 as of May 25, 2001, based upon the closing price on the Nasdaq National Market reported for such date. As of May 25, 2001, 10,665,374 shares of the Registrant's $.01 par value Common Stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

  Part III incorporates by reference from the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              COLDWATER CREEK INC.

       ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 3, 2001

                                                                          Page
                                                                          ----
                                      PART 1

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings and State Taxation..........................   22
 Item 4.  Submission of Matters to a Vote of Security Holders...........   22

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   27
 Item 6.  Selected Financial and Operating Data.........................   28
 Item 7.  Management's Discussion and Analysis..........................   30
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   41
 Item 8.  Consolidated Financial Statements.............................   42
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   58

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   59
 Item 11. Executive Compensation........................................   59
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   59
 Item 13. Certain Relationships and Related Transactions................   59

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   60

                                    PART I

ITEM 1. BUSINESS

  The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the various risks inherent in offering apparel and other merchandise such as long lead times, increased inventory requirements, merchandise returns, and shipping costs; the difficulties inherent in forecasting unpredictable customer tastes and buying trends; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; the success of operating and growth initiatives; the early stage of our Internet-based, e-commerce business, including the effects of shifting patterns of e-commerce versus catalog purchases and the potential failure to generate sufficiently increased e-commerce sales; the availability, locations and terms of sites for store development; potential cost overruns and delays in launching multiple retail stores; brand awareness; competition; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the recent uncertainty and general downturn in the U.S. economy; the unpredictable and changing buying habits of our targeted customer demographic, particularly as a result of economic uncertainties or downturns; the potential that the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; our potential inability to generate sales through promotional activity; the possibility that we may not be able to achieve targeted cost reductions; the quality and judgment of key management personnel; availability and retention of qualified personnel; labor and employee benefit costs; availability, terms and deployment of capital; and other matters described elsewhere in this Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

  References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occassionally give rise to an additional week resulting in a fifty-three week fiscal year. Our most recently completed fiscal year ended March 3, 2001 ("fiscal 2000") consisted of fifty-three weeks whereas our preceding fiscal years ended February 26, 2000 ("fiscal 1999") and February 27, 1999 ("fiscal 1998") consisted of fifty-two weeks.

Company Overview

  Coldwater Creek Inc. ("the Company") is a multi-channel retailer of women's apparel, footwear, jewelry, gift items and soft home accessories. Our Direct Channel encompasses our traditional catalog business, growing Internet-based, e-commerce business and merchandise clearance outlet stores, whereas our Retail Channel encompasses our expanding base of full-line retail stores, primarily located in major metropolitan areas. Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

  During our most recently completed fiscal year ended March 3, 2001, we primarily concentrated our efforts and resources on further deploying the multi-channel marketing strategy initially adopted and implemented during the preceding fiscal year. Within our Direct Channel, we continued to further refine and expand our core catalog business while nurturing, refining and aggressively marketing our growing e-commerce business. Within our Retail Channel, we continued our measured roll-out of full-line retail stores in major metropolitan markets.

  With respect to our merchandise lines, we continued our multi-channel roll-out of our complementary Natural Elements line first introduced in February 2000. Natural Elements, which primarily features mix and match, versatile, casual apparel separates and footwear in a vast array of colors and extended sizes, attempts to fill what we continue to believe is an underserved niche of the women's apparel market. Our Northcountry line, first introduced in 1985, remains our core line of merchandise and primarily features casual, comfortable apparel and footwear, hard-to-find jewelry, distinctive artwork, gift items and accessories for the home. Our Spirit of the West line, first introduced in 1993, primarily features fashionable, upscale apparel and footwear, and hard-to-find jewelry and accessories. Our Home line, first introduced in 1997 under a more limited Bed & Bath title, primarily features unique and comfortable textiles, decorative accessories, upscale bed and bath products and, recently added, lounge wear apparel which has been well received by our customers.

  Our long-established catalog business primarily consists of regular targeted mailings of our four core catalog titles, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our popular Gifts-To-Go holiday catalog. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user friendly web sites or comfortable retail stores. At March 3, 2001, our proprietary catalog mailing list consisted of 10.8 million customer names, including 2.6 million "active" customers who have made a purchase from us through one of our sales channels during the preceding twelve months.

  Our Internet-based, e-commerce business at www.coldwatercreek.com continued to realize quarter-over-quarter sales increases during fiscal 2000 as it has since its initial debut in early fiscal 1999. Since our well-established catalog business provides an existing marketing platform from which to broadly and rapidly promote our web site with minimal incremental costs, our e-commerce business has become our most profitable business in addition to being our fastest growing business. As a side benefit, our www.coldwatercreek.com web site also continues to be our most effective and efficient promotional vehicle for the disposition of excess inventory. As our e-commerce customers tend to be more frequent purchasers, with approximately one in four customers actually having no previous purchasing history with us, we continue to devote substantial effort and resources towards attracting both new and existing customers to this convenient and secure shopping medium. To this end, we continue to actively promote our web site in various major national consumer publications popular with our targeted demographic base as well as to prominently display our web site address in all of our catalogs and stores. Additionally, we continue to send weekly targeted e-mails to our 1.2 million customer e-mail address database, which we expand daily by approximately 1,000 to 2,000 addresses. During the third quarter of fiscal 2000, we also began adding what we call "webalogs" to our traditional catalog circulation. These "webalogs" feature some of our most popular catalog items in a condensed, several page format with customer ordering specifically directed to our web site. Just prior to the 2000 holiday shopping season, we also launched a "premium services" e-commerce web site, www.galleryatthecreek.com, dedicated to featuring our new "Gallery" speciality merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork.

  Our Retail Channel continued to steadily grow during fiscal 2000, with ten stores in operation at fiscal year-end. Consistent with our belief that a majority of women's apparel continues to be puchased at retail stores, we continue to believe that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience. We also view our retail stores collectively as a marketing vehicle by which to introduce current and prospective customers to our catalogs and e-commerce web sites. As such, we are continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Since the initial piloting of our full-line retail store model in the Seattle, Washington and Kansas City, Kansas metropolitan areas during the 1999 holiday season, we have subsequently opened six additional stores in the Dallas, Texas, Cincinnatti, Ohio, Denver, Colorado, Chicago, Illinois, Mission Viejo, California, and Tuscon, Arizona metropolitan areas. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in metropolitan settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

  Our overall strategic marketing plan is to continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce or bricks-and-mortar retailers, to build Coldwater Creek brand recognition, generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our current multi-channel structure positions us well for increased brand recognition, growth and market share in the future.

  As with many apparel retailers, our revenues, results of operations, liquidity and capital resources have fluctuated and can be expected to continue to fluctuate on a quarterly and annual basis as a result of a number of factors, including, but not limited to, the composition, magnitude and timing of our merchandise offerings, including our recognition of related sales and costs; customer responsiveness, including the impact of general economic conditions and unseasonal weather; merchandise return rates; market fluctuations in paper, production, postage and telecommunication costs; merchandise receiving and shipping delays due to adverse weather conditions; and chronological shifts in the timing of important holiday selling seasons. Particularly notable is our continuing material dependency on sales and profits from the November and December holiday season. In anticipation of increased holiday sales activity, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. Additionally, as gift items and accessories are increasingly represented in our November and December holiday season merchandise offerings, we typically expect to realize higher gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations and cash flows for the entire fiscal year would likely be materially adversely affected. See "Management's Discussion and Analysis-- Quarterly Results of Operations; Future Outlook."

Industry Overview

  The profile of the direct marketing industry has dramatically changed in recent years with the evolution of Internet-based, e-commerce. In response, the majority of direct marketing companies have recently transitioned to a multi-channel sales structure so as to provide their customers the choice of ordering by telephone, mail or Internet. The Direct Marketing Association's ("DMA") 2000 State of Catalog / Interactive Report indicates that 89% of consumer catalog companies offered online purchasing via the Internet as of January 1, 2000. The DMA reports that consumer catalog sales and e-commerce sales grew at compound annual growth rates of 11.3% and 179.1%, respectively, between 1995 and 2000. The DMA reports that consumer catalog sales and e-commerce sales were $67.7 billion and $8.6 billion, respectively, during 2000. The DMA estimates that consumer catalog sales and e-commerce sales will grow to $94.0 billion and $50.9 billion, respectively, by 2005.

  The NPD Group, Inc. reports that $169.3 billion in U.S. apparel sales were transacted in traditional brick-and-mortar retail stores during 2000, constituting 92.9% of all U.S. apparel sales. This compares to 3.9% and 3.2% of U.S. apparel sales being transacted by catalog and e-commerce, respectively, during 2000.

Our History and Philosophy

  Our Company was founded on a shoestring budget in 1984 by Dennis and Ann Pence. Operating out of a small apartment in Sandpoint, Idaho equipped with a single telephone line, Dennis and Ann initially sold a small number of nature-related items, such as binoculars and birdfeeders, through sales flyers and magazine advertisements. Their initial customer database consisted of handwritten customer information on 3x5 index cards.

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

  We have always believed that we are more than just a purveyor of goods. Our corporate philosophy is closely aligned with the romance of wide open spaces and the casual, unhurried approach to living and familiarity found in small town settings. Our apparel and other merchandise is selected and displayed to promote our corporate philosophy and to enhance our brand image. Our overall merchandise offering has significantly evolved over the subsequent seventeen years away from our original emphasis on nature-related products and gifts to providing a broader range of apparel, footwear, jewelry, gifts and soft home accessories which meet the ongoing needs of our growing customer base.

  By maintaining our operations in small town settings such as Sandpoint, Idaho and Mineral Wells, West Virginia, we believe that we are able to draw upon unique workforces that excel in delivering an enjoyable shopping and buying experience to our customers. Our corporate philosophy is team-oriented, friendly, honest and casual, with a commitment to building a loyal, actively purchasing customer base within a growing, profitable enterprise.

Our Customer

  We currently market our extensive line of merchandise primarily to, and believe that we have gained a unique understanding of, our targeted demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. Among other things, our extensive customer information database continues to indicate that the majority of customers live and work in fast-paced urban environments, are part of a dual income household, own or are purchasing the home in which they have resided for the past five or more years, and have strong interests in such diverse areas as culture, the arts, gourmet cooking and politics.

Our Current Merchandise Lines

  We currently feature the following four primary merchandise lines:

  Northcountry. First introduced in 1985, Northcountry is our most established and popular merchandise line. Northcountry offers the broadest selection of merchandise, including affordable apparel, footwear, jewelry, art and gift items, reflecting a casual and open lifestyle. Our Northcountry line continues to appear to have the broadest market appeal with its merchandise having the most sustainable life cycles. Most items are priced between $20 and $150.

  Spirit of the West. First introduced in 1993, Spirit of the West is our second most established and popular merchandise line. Spirit of the West offers a broad and more upscale assortment of women's apparel, including dresses and sportswear, blouses, shirts, jackets, pants and skirts, as well as footwear and distinctive, and contemporary jewelry. The apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and cottons. As Spirit of the West's apparel is generally of a higher quality than that featured in Northcountry, its price points are generally higher as well. Most items are priced between $35 and $200.

  Natural Elements. First introduced in February 2000, our Natural Elements line primarily features complementary mix and match, versatile, casual separates and footwear in an vast array of colors and extended sizes. Most recently, we added swimwear to which our customers are responding to well. Our Natural Elements line attempts to fulfill what we believe to be an underserved niche of the women's apparel market. To date, our customers have enthusiatically embraced Natural Elements, currently making it our fastest growing primary merchandise line. Most items are priced between $20 and $110.

  Home. A fiscal 1999 extension of our previously successful Bed & Bath line first introduced in 1997, Home features bed and bath linens and complementary accessories, sleepwear and a variety of decorative accessories for other rooms of the home such as wall decor, lamps, rugs and accessory furniture. During fiscal 2000, we expanded our Home line to also include lounge and intimate wear, which has been enthusiastically embraced by our customers. Most items are priced between $25 and $300.

  Additionally, in order to serve the gift-giving needs of our customers and generate incremental sales during the important Holiday shopping season, each year we assemble a "Gifts-to-Go" merchandise line which is featured in a spirited holiday catalog and on our primary e-commerce web site, www.coldwatercreek.com. Among other items, Gifts-to-Go generally features a varied assortment of the most popular items featured in our primary merchandise lines described above. Although contributing measurably to fiscal third and fourth quarter sales, Gifts-to-Go has not been material to the annual sales of any fiscal year reported herein.

  Just prior to the 2000 holiday shopping season, we also launched our new "Gallery" specialty merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork, designed to appeal to our more affluent existing and potential customers. Our Gallery merchandise is available through our dedicated "premium services" e-commerce web site, www.galleryatthecreek.com, which is accessible either directly or through our primary www.coldwatercreek.com web site, and in certain of our retail stores. We currently promote our Gallery line primary through targeted e-mails which direct customer ordering to our www.galleryatthecreek.com web site.

Our Primary Business Strategies

  Our continuing primary business strategies are as follows:

  Provide An Unsurpassed Shopping Experience Through Exceptional Customer Service. Consistently providing each of our customers with unsurpassed shopping experiences through exceptional customer service has been, and will continue to be, our foremost competitive business strategy at Coldwater Creek. We believe that it has been our top-down, company-wide focus on meeting this objective each and every day which has contributed more than anything else to the success we have achieved to date. As our customer information database indicates that the majority of our customers likely lead hurried and demanding urban lives yet yearn for simpler times, we strive to convey a more relaxed and casual lifestyle in our catalogs, web sites and retail stores. We seek to differentiate Coldwater Creek from other less personal and attentive retailers through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. By continuing to consistently provide each customer with prompt, knowledgeable and courteous service, we believe that we will be able to attract and retain a growing base of customers as well as build brand loyalty.

  Offer a High Quality,Differentiated Merchandise Assortment. We endeavor to offer our customers a broad and unique assortment of high quality apparel, footwear, jewelry, gifts and soft home accessories not commonly offered by competing retailers. So as to maintain our historically high rate of customer retention and cultivate increased sales from our proprietary customer file, we proactively analyze our extensive customer information database on an ongoing basis to timely identify any changes in the merchandise preferences and buying patterns of our customers and adjust our merchandise offerings accordingly. With our Northcountry and Spirit of the West merchandise lines, we attempt to appeal to somewhat different spirit and lifestyle orientations within our overall core demographic of customers. By doing so, we believe that we have been, and will continue to be, better able to grow our overall customer base over the longer term.

  Advance the Coldwater Creek Brand. In all aspects of our daily operations, from catalog, web site and store design to customer order fulfillment, we strive to make the Coldwater Creek name synonomous with an extraordinary shopping experience. We seek to promote our brand image by maintaining industry-leading customer service and order fulfillment performance standards as well as by continually offering unique, high quality merchandise assortments. We also seek product exclusivity arrangements with our vendors, when possible, and emphasize in-house development of our private label offerings.

  Continued Investment in Technology and Infrastructure. We remain committed to an ongoing program of investment in technology and infrastructure in order to maintain our industry-leading customer service standards, further increase our operating efficiencies, and maximize our overall growth and profit potential. We believe that by regularly investing in technology and infrastructure in advance of customer and sales growth we are empowered with the operational flexibility necessary to timely capture emerging strategic or market opportunities.

Our Primary Growth Initiatives

  Our current primary growth initiatives are as follows:

  Further Develop Our Direct Sales Channel. Our Direct Channel encompasses our traditional catalog business, growing Internet-based, e-commerce business and merchandise clearance outlet stores. Our long-established catalog business primarily consists of regular targeted mailings of our four core catalog titles, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our popular Gifts-To-Go holiday catalog. Our growing Internet based, e-commerce business consists of our primary www.coldwatercreek.com web site which features our entire line of catalog merchandise, and, since November 2000, our complementary www.galleryatthecreek.com web site which features our new "Gallery" specialty merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user friendly web sites or comfortable retail stores. We actively encourage our customers to use all of our sales channels as we have found, consistent with our initial belief some time ago, that our multi-channel customers generally tend to be more frequent purchasers, spending more over time, than our single-channel customers. As such, it remains our overall strategic growth plan to continue to use the competitive and cost-effective advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce or bricks-and-mortar retailers, to build Coldwater Creek brand recognition, generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our current multi-channel structure positions us well for increased brand recognition, growth and market share in the future.

  Further Develop Our Retail Sales Channel. Our Retail Channel encompasses our expanding base of full-line retail stores, predominently in major U.S. metropolitan areas. Since the initial piloting of our full-line retail store model in the Seattle, Washington and Kansas City, Kansas metropolitan areas during the 1999 holiday season, we have subsequently opened six additional stores in the Dallas, Texas, Cincinnati, Ohio, Denver, Colorado, Chicago, Illinois, Mission Viejo, California, and Tuscon, Arizona metropolitan areas. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Consistent with our ongoing belief that a majority of women's apparel continues to be purchased at retail stores, we believe that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience. As such, we view each of our new retail stores not only as a sales vehicle into itself but as a billboard for the uniqueness of the Coldwater Creek brand and as a marketing vehicle by which to introduce current and prospective customers to our catalogs and e-commerce web sites. Each of our new full-line retail stores, despite being in metropolitan settings, is designed to deliver the ambience of the Coldwater Creek brand through the extensive use of soft woods, natural lighting and soothing waterfalls. Store patrons are encouraged by our friendly sales associates to register for future catalog mailings and e-mails if they have not previously done so. Once inside our retail stores, store patrons also find inviting kiosks introducing them to our user-friendly, e-commerce web sites. Each computer-equipped kiosk is linked to our web sites thereby encouraging our customers to take a moment and explore our web sites, and if they prefer, actually place their order over the Internet. Based on the success we have realized to date with our retail stores, we remain committed to a measured roll-out over the next few years of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness and substantial new customer growth potential. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers. We currently plan on opening approximately fifteen additional full-line "metropolitan" retail stores during fiscal 2001.

  Introduce New Merchandise Lines. We will continue our ongoing efforts at identifying other distinct or complementary merchandise lines that convey the Coldwater Creek spirit and allow us to further penetrate our targeted core demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. In February 2000, we debuted Natural Elements as a primary merchandise line featuring complementary, mix and match, versatile, casual separates in a vast array of colors and extended sizes. Most recently, just prior to the 2000 holiday shopping season, we launched a "premium services" e-commerce web site, www.galleryatthecreek.com, dedicated to featuring our new "Gallery" specialty merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork.

  Expand Existing Merchandise Selection. We endeavor to offer our customers a broad and unique assortment of high quality apparel, footwear, jewelry, gifts and soft home accessories not commonly offered by competing retailers. We continue to test and refine our existing merchandise lines on an ongoing basis in order to further cultivate and leverage our existing relationships with, and understanding of, our target customers. We also proactively analyze our extensive customer information database on an ongoing basis to timely identify any changes in the merchandise preferences and buying patterns of our customers and adjust or expand our merchandise offerings accordingly. In this regard, during fiscal 1999, we significantly expanded our offerings of footwear, jewelry and soft home accessories. Similarly, during fiscal 2000, we added loungewear, intimate apparel and swimwear. Using our insights into her likes and dislikes, our merchants and product developers continually attempt to procure and design merchandise with a greater appeal. As our portfolio of successfully performing merchandise grows, we also correspondingly increase our catalog and web site page counts to accommodate their inclusion.

  Increase Catalog/E-Mail Circulation and Overall Response Rates. We pursue an aggressive catalog mailing strategy when market conditions permit. Additionally, we continue to send weekly targeted e-mails to our 1.2 million customer e-mail address database, which we currently expand daily by approximately 1,000 to 2,000 addresses. During the third quarter of fiscal 2000, we also began adding what we call "webalogs" to our traditional catalog circulation. These "webalogs" feature some of our most popular catalog items in a condensed, several page format with customer ordering specifically directed to our web sites. Our name acquisition and market segmentation program includes, among other things, obtaining lists of potential new customers from various external sources, including other retailers, and using our database technologies to analyze current and prospective customer files in an attempt to increase the response rates to our merchandise offerings. Although generally providing a lower initial return on our marketing investment, we continually seek to more deeply penetrate our core demographic market through prospect catalog mailings so as promote our longer-term sales growth. We also cross-mail different catalogs to our existing customers in an attempt to increase their overall patronage.

Our Current Marketing Initiatives

  Our current marketing initiatives, which are designed to achieve our ongoing goals of attracting new customers and generating incremental sales from existing customers, are as follows.

  Existing Customer Sales Cultivation. We endeavor to generate continuing and incremental sales from existing customers across all of our sales channels primarily through targeted catalog and mail solicitations, including e-mail, based on past purchase histories, customer and household demographics and other data. Catalog mailings to our actively buying existing customers generally produce higher response rates and contribute more profitable sales than less responsive catalog mailings to prospective customers. We expand and contract the number of catalogs mailed to existing customers, as well as adjust the timing thereof, based on our perception of current market conditions. During fiscal year 2000, we mailed a total of 183.6 million catalogs containing 14.4 billion pages of women's apparel, footwear, jewelry, gifts and soft home accessories, with approximately two-thirds of these catalogs being mailed to customers with a previous purchasing history with us. At March 3, 2001, our proprietary catalog mailing list consisted of 10.8 million customer names, including 2.6 million "active" customers being customers who have made a purchase from us during the preceding twelve months. Within each of our catalogs as well as on our store stationary and shopping bags, we prominently display the address of our primary e-commerce web site, www.coldwatercreek.com, in order to encourage customer migration to and patronizing of this more efficient and cost effective virtual shopping medium. More recently, we have also begun to prominently disclose within our catalogs the locations of our expanding base of full-line retail stores. Each of our retail store openings is highly publicized in advance utilizing cover wraps on local catalog mailings, announcement mailings and various local advertising media. Once inside a store, customers will find kiosks introducing them to our user-friendly, e-commerce web sites. Each computer-equipped kiosk is linked to our web sites thereby encouraging our customers to take a moment and explore our web sites, and if they prefer, actually place their order over the Internet. We actively encourage the patronage of all of our sales channels as we have found, consistent with our initial belief some time ago, that our multi-channel customers generally tend to be more frequent purchasers, spending more over time, than our single-channel customers.

  New Customer Sales Prospecting. Traditionally, we have attempted to attract sales from new customers primarily through targeted catalog and mail solicitations to individuals identified through rented lists, outside marketing information services and our own market segmentation analysis. In this regard, a key element of our overall marketing strategy has also been to pursue an aggressive catalog circulation strategy when market conditions permit. Approximately one-third of our 183.6 million catalog mailings in fiscal 2000 were to prospective customers having no previous purchasing history with us. We continue to use our core Northcountry catalog as our primary prospecting catalog as its merchandise selection is competitively priced and includes merchandise types and styles reflective of our other catalogs. In addition, we regularly test market our catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria we specify. Although prospective catalog mailings generally have lower response rates and generate incremental, yet less profitable, sales in the aggregate than catalog mailings to our existing customers, we believe that this ongoing marketing investment is critical to growing our base of actively buying customers over the longer term. Reflecting this ongoing investment in future customer growth, our proprietary mailing list increased to 10.8 million names at March 3, 2001 as compared to 8.9 million and 7.4 million names at February 26, 2000 and February 27, 1999, respectively. Our active customer file, comprised of customers who have made a purchase during the preceding twelve months, grew to 2.6 million names at March 3, 2001 as compared to 2.2 million and 2.0 million names at February 26, 2000 and February 27, 1999, respectively.

  In our ongoing attempt to attract sales from new customers, we have also begun to more extensively advertise in several national publications popular with our targeted demographic of women between the ages of 35 and 55 with annual household incomes in excess of $50,000. Similarly, we have also begun developing affiliate relationships with other Internet web sites catering to our targeted demographic. We also believe that our establishing of full-line retail stores in major metropolitan areas will serve to further penetrate the targeted demographic base residing in those areas.

  Customer Information Database Analysis. We maintain an extensive proprietary database system to continuously accumulate and update detailed information on each of our customers, including personal information, demographic data, purchasing history by sales channel and their physical proximity to our existing and planned retail stores. The technological capabilities of this system allow our marketing personnel to timely and efficiently analyze the performance of each of our marketing initiatives, whether it be a catalog mailing, e-mail offer, retail store opening or other solicitation. The system also allows us to segment our customer base according to many variables and analyze each segment's performance and buying patterns. The resulting information is used by us to prospectively adjust the frequency, timing and content of our various solicitations to maximize their productivity. We also utilize our database to track sales by geographic region thereby identifying metropolitan markets with significant Coldwater Creek brand awareness for potential retail store openings.

  Customer Presentation. The merchandise presentations within our catalogs and e-commerce web sites feature full color photographs, graphics and artwork designed to appeal to our targeted customer. Each product display is accompanied by pricing information and detailed narrative describing the merchandise and its specifications in a manner designed to stimulate the reader's interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the footwear, jewelry and accessories needed to complete an outfit. Photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills, while in others, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the shopping experience. We were one of the first retailers to present our apparel "off-figure," leaving the customer to decide if an item of merchandise is right for her based on the item's inherent style and not on how the item looks on a model. All catalog and web site pages are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the pages, make merchandise display and placement decisions and monitor the overall look, feel and quality. We maintain a studio for preliminary photographic work but regularly contract with independent photographers for final copy photographs. These capabilities help us preserve each marketing vehicle's distinctive character and also allow us greater control over the production schedule, which we believe reduces lead times and costs. These capabilities also provide us with greater flexibility and creativity in production and in selecting the merchandise to be included. Similarly, our new full-line retail stores, despite being in metropolitan settings, are designed to deliver the ambience of the Coldwater Creek brand through the extensive use of soft woods, natural lighting and soothing waterfalls.

Our Current Merchandising Initiatives

  Our current merchandising initiatives, aimed at providing a differentiated selection of high quality, casual merchandise which reflects a uniquely relaxed and casual lifestyle, are as follows:

  Merchandise Lines. Our two largest and most established merchandise lines, Northcountry and Spirit of the West, each feature distinctly different merchandise mixes so as to appeal to somewhat different spirit and lifestyle orientations within our overall targeted core demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. Northcountry offers a broad selection of generally lower-priced merchandise, including apparel, footwear, jewelry, art and gift items, reflecting a casual and open lifestyle. In contrast, Spirit of the West offers a broad, more upscale and generally higher priced assortment of women's apparel, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as fashionable footwear and distinctive, contemporary jewelry. Spirit of the West apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and cottons. By featuring two differentiated primary merchandise lines, we believe that we have been, and will continue to be, better able to align our merchandise offerings to the fashion preferences of each distinct customer segment within our targeted core demographic and more successfully grow our overall customer base over the longer term. We currently offer over 2,100 different items and 16,000 SKUs across all sales channels and merchandise lines with most price points ranging from $20 to $300.

  Merchandise Mix. We have significantly evolved and expanded our overall merchandise offerings in recent years. In the early 1990s, our overall merchandise offerings focused more heavily on jewelry and accessories than apparel. However, responding to customer inquiries and market research indicating that our customers were increasingly willing to purchase apparel in the styles, of the quality and at the price points offered by us, we embarked on a program to significantly increase our apparel offerings. By fiscal 1995, our apparel offerings represented approximately one-half of our consolidated net sales with jewelry and accessories each representing approximately one-fourth. Reflecting the 1996 introduction and subsequent growth of our Spirit of the West apparel line, as well as the February 2000 introduction of our Natural Elements apparel line, our overall apparel representation accounted for approximately three-fourths of our consolidated net sales in fiscal 2000. We believe that the sales contribution of our apparel offerings may continue to increase, although at a diminishing rate, for the foreseeable future.

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

  Merchandise Sourcing and Vendor Relationships. In our attempt to offer unique merchandise which we believe is not commonly offered by competing retailers, we maintain relationships with over 1,200 merchandise vendors and seek exclusive distribution rights, when possible, in order to enhance the uniqueness of the Coldwater Creek brand. Our merchandise acquisition strategy emphasizes relationships with domestic vendors, when possible, which we believe supports our inventory management efforts, provides for greater quality control and results in faster turnaround times for merchandise reorders. Our buyers and quality assurance inspectors work closely with our suppliers to ensure high standards of merchandise quality. We consider our vendor relations, on average, to be satisfactory. No single vendor accounted for more than 6% of our total merchandise purchases in fiscal 2000, although our top five vendors collectively accounted for approximately 20% of our total merchandise purchases. We do not have any long-term purchase commitments with any of our vendors.

  Clearance Item Strategies. We employ several strategies to expeditiously clear slow moving, discontinued and discounted merchandise. Since fiscal 1999, our most effective and efficient merchandise clearance vehicle has been our primary e-commerce web site at www.coldwatercreek.com. To a lesser extent, we utilize our nine remaining outlet stores, sale catalogs and flyers distributed in shipped merchandise, and product inclusion within our other catalogs.

Our Customer Service and Order Fulfillment Operations

  We believe that our focus on providing extraordinary customer service and maintaining excellent customer relations is critical to our longer term ability to expand our customer base and build brand recognition. Our focus on customer service is evident at every level of our operations, including our customer service call center operations, our e-commerce web site operations, our order entry and fulfillment processes, our employee training programs and our merchandise return policy. In addition, our continuing infrastructure investments, such as our investments in telephone and web site technologies and management information systems, have enabled us to continue to provide high levels of customer service and adhere to strict operating standards. Our efforts, in this regard, are described in greater detail below:

  Sales Agent and Store Associate Training. Our vision and goals emphasizing "customers first" are well communicated throughout the entire organization. Through our permanent and temporary employee orientation and training programs, we emphasize the critical importance of providing each and every customer with a consistently high level of prompt, knowledgeable and personal service. So as to maintain this customer service focus foremost in each employee's mind and to illustrate exceptional service provided by our personnel, we prominently post customer comments and operating statistics throughout the common areas of our facilities. When possible, it is our philosophy to empower line employees to make customer service decisions. As such, we do not maintain a separate customer service department. Instead, each sales agent or store associate receives training to allow him or her to handle customer complaints and inquiries, ensuring that a customer does not need to be delayed, transferred or placed on hold. We encourage our sales agents and store associates to seek out creative solutions to customer problems and concerns and to remain responsive to each customer's needs. All of our newly-hired sales agents and store associates participate in extensive training programs over several days. During these training programs, each trainee receives extensive insight into our Coldwater Creek customer service culture and philosophies, a hands-on orientation to our merchandise and extensive computer system training. Depending on the particular customer service position to filled, each trainee additionally receives appropriately tailored training in order processing, sales floor layout, presentation and management, etc. Newly hired supervisors and managers receive additional, hands-on training, as appropriate, at our corporate headquarters, customer service call centers or retail stores. All of our sales agents and store associates are subsequently monitored to review performance and are retrained periodically on an as-needed basis. We provide opportunity for advancement for each employee dependent upon his or her skill level, personal effort and future potential.

  Customer Service Call Centers. We offer prompt, knowledgeable and courteous order entry services through the use of our toll-free telephone numbers and Internet web sites which may be accessed 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise, catalog, web site or store location inquiries. We currently operate customer service call centers in Mineral Wells, West Virginia and Coeur d'Alene, Idaho. In July 2000, we locally relocated our Coeur d'Alene call center operations into a new 60,000 square foot facility specifically designed to accommodate our future technology and space requirements. Backup systems and rerouting capabilities allow our Mineral Wells and Coeur d'Alene customer service call centers to individually service our entire inbound 1-800 traffic if required by a system failure at either center. Our customer service call centers are currently equipped with over 500 sales agent stations, approximately two-thirds in the Mineral Wells center and approximately one-third in the Coeur d'Alene center. So as to provide the fastest possible telephone answer speeds, customer calls are automatically routed between the two customer service call centers based on which center has the most capacity at the time of the call. In the unlikely event that both centers were to reach capacity, an all-hands bell sounds throughout our administrative facilities alerting our personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 2000, our two call centers collectively handled approximately
4.9 million calls, including peak volume of more than 38,000 calls in a single day, while achieving an average telephone answer speed of approximately ten seconds and an abandoned call rate of 1.4%.

  Customer Order Entry. We use an integrated on-line transaction processing system for all Direct Channel order entry and fulfillment tasks. These tasks include the inputting of telephone, Internet and mail orders, credit authorization, order processing and distribution. Our sales agents process orders directly into the system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. Our sales agents are trained to be knowledgeable in key merchandise specifications and features and they have ready access to physical samples of the entire merchandise line which enables our agents to readily answer detailed merchandise inquiries from customers. We complete telephone orders in approximately four minutes, on average, depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, check or money order. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. During fiscal 2000, approximately 66% of our orders were received by telephone, 28% by Internet and the remaining 6% by mail or facsimile.

  Customer Order Fulfillment. We believe that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. We currently operate distribution centers in Mineral Wells, West Virginia and Sandpoint, Idaho which are equipped with semi-automated picking, packing and shipping systems. Customer orders are processed and shipped in continuous waves throughout the day during normal operations with special attention being given to expedited orders. Once a customer's order has been fully entered by our sales agents into the aforementioned on-line transaction processing system, the order is printed in the appropriate distribution center where it is reviewed and all necessary distribution and shipping documents, including customs forms for international orders, are attached. Thereafter, the order is prepared and packaged at one of our many packing stations. The order is bar-coded and scanned with the merchandise, quantity and ship date entered automatically into the customer order file for subsequent access by our sales agents. Gift orders are gift wrapped with accompanying handwritten notes as per the customer's instructions. During fiscal 2000, approximately three-quarters of our shipments were sent via first class and priority mail through the U.S. Postal Service with the balance being sent via other carriers. Typically, each order is charged a shipping and handling fee which is based upon the total order price. Our customers normally receive their items within three to five business days after shipping, although customers may request expedited delivery for an extra charge. So as to encourage further customer migration and loyalty to our more cost efficient e-commerce web sites, we provide certain incentives including prioritized processing over catalog orders.

  During fiscal 2000, we shipped over six million packages with approximately 92% of in-stock orders being shipped within one shipping day of order processing. Despite this volume, we achieved a distribution error rate of only 0.17%. We adjust our employee headcount, processing system and distribution hours to meet variable demand levels, particularly during the peak selling season. To meet increased order volume during our peak selling season, we utilize temporary employees and plan to continue this practice in the future.

  Return Policy. We have an unconditional return policy for all of our merchandise under which a customer can return an item for any reason at any time at our expense. We believe that our return policy builds customer loyalty and helps overcome any reluctance a customer may have to purchasing merchandise from catalogs or via the Internet.

  Investment in Technology and Infrastructure. Consistent with our ongoing commitment to optimizing the level of service provided to our customers, the efficiency and effectiveness of our operations and our future sales growth and profit potential, we invested $52.8 million in items of a capital nature during the last three fiscal years. The majority of these capital expenditures were investments in technology and infrastructure, primarily being expanded and upgraded distribution and customer service facilities, expanded and upgraded telecommunication and management information systems, development and implementation of, and technological enhancements to, our e-commerce web sites, and leasehold improvements for our growing base of full-line, metropolitan retail stores. The single largest investment during the above period consisted of various technologies and material handling equipment for our 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia which we began leasing in July 1999. Our East Coast Operations Center primarily consists of a distribution center and a customer service call center. In addition to alleviating certain capacity constraints which were being experienced at our Sandpoint, Idaho facilities, our added East Coast Operations Center enables us to better and more cost-effectively serve the majority of our customers who are located on or near the East Coast. As a result of this investment, our consolidated shipping capacity was increased to approximately 100,000 packages per day.

Our Technology

  Our primary hardware and software systems are as follows:

  Our Mainframe Computer Platform. Our mainframe computer platform is the Hewlett Packard 3000 series ("HP/3000").

  Our Telecommunications Platform. We maintain Northern Telecom telephone switches at each of our customer service call centers which provides us with a scaleable platform to accommodate future growth. Our system is designed to reduce the risk of telephone delays and capacity constraints. Our internal private network is converged to allow the simultaneous delivery of data, video or voice over the same network to our two geographically distant customer service call centers. This capability allows us to operate our two customer service call centers as a single "virtual customer service call center" as calls coming into one location are automatically routed to the other location if the load is too high. In the event either customer service call center is unable to receive incoming calls due to factors such as natural disasters, power failures or system problems, calls are routed to the other customer service call center in a process which is transparent to the customer. In the unlikely event that both of our call centers were to become inaccessible, or either or both of our call centers were unable to handle incoming call demand, our corporate headquarters facility in Sandpoint, Idaho is also designed and configured to act as a backup call center. We also maintain contingency arrangements with our long-distance carriers to redirect incoming calls to sales agents' homes, if necessary, to help ensure that uninterrupted service can be provided to our customers.

  Our Primary Business Software Platform. We have adopted a widely used catalog order processing software system ("Ecometry") as the management information and customer service cornerstones of our business operation. This software system, which is platformed on our HP/3000, is used by us, as it is by many leading companies in the direct marketing industry, for all order entry and fulfillment tasks, the inputting of telephone, Internet and mail orders, credit authorization, order processing and distribution and shipment. Our system is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. The system is fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of our two customer service call centers. We believe this redundancy reduces the risk of interruption of customer service or other critical operations.

  Our Marketing Database Software Platform. We maintain a marketing database software system which allows customer data to be accumulated, searched and segmented according to different variables and allows application of demographic overlays. This software system is fully compatible and interfaces with our Ecometry business platform to perform monthly batch downloads of ordering information into the database.

  Our Merchandising/Inventory Planning Platform. We utilize a merchandising, planning and control software system ("MPCS") that enables us to perform detailed analysis of the historical performance of individual merchandise items by color and size, product category and offering vehicle. This capability allows us to realize increased accuracy in our product performance forecasting, and as such, better manage our inventory, increase order fill rates and decrease product overstocks.

  Our Warehouse Management Hardware and Software Platform. Customer order routing as well as certain other warehouse management functions are performed by a software system ("PKMS") platformed on a dedicated IBM AS/400. PKMS treats our geographically distant distribution centers in Mineral Wells, West Virginia and Sandpoint, Idaho as a single "virtual distribution center" and assigns the customer orders it receives from our Ecometry system to the logistically optimum distribution center for fulfillment based on the proximity of the customer's zip code and inventory availability.

  Our E-Commerce Hardware Platform. We have installed physically and geographically diverse and redundant web server farms to serve our growing e-commerce business. These web server farms are based on the NT operating system and are tightly integrated into our HP/3000. We have also installed network and server load balancing devices from F5 that allow customer orders received on our e-commerce web sites to be routed to the least busy server farm and the least busy server in that farm.

  Our Retail Platform. We utilize a client/server platform ("Trade Winds") as the point-of-sale system for our growing base of full-line retail stores. Trade Winds is based on the Windows NT operating system and utilizes SQL database schema. The system enables each of our stores to operate independent of our corporate mainframe computer platform thereby helping to ensure data recovery and redundancy. Despite such autonomy, the system is fully integrated into and interfaces with our Ecometry business platform thereby accommodating daily batch downloads of customer sales information into our corporate database.

  On or about September of 2001, we will be installing a dedicated retail inventory planning software ("SVI") so as to enable us to better perform detailed analysis of the historical performance of store merchandise items by store as well as by item attribute. This capability should allow us to realize increased accuracy in our product performance forecasting, and as such, better manage our retail inventory, reduce product overstocks and backorders, and realize additional distribution efficiencies.

Employees

  As of March 3, 2001, we had 1,260 full-time employees and 525 part-time or temporary employees. During the peak retail selling season, which for us includes the months of November and December, we utilize a substantial number of temporary employees, many of whom return year after year. None of our employees currently are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Trademarks

  Coldwater Creek and Spirit of the West are registered trademarks of the Company. We believe that our registered and common law trademarks have significant value and that our Coldwater Creek(R) and Spirit of the West(R) trademarks are instrumental to our ability to create and sustain demand for and market our merchandise.

Risk Factors

 Changing Consumer Preferences; General Economic Conditions and the Recent Deterioration Therein

  Although we believe that our business has benefited from increasing consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that such trends will continue. Any change in these trends could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on financial condition, results of operations and cash flows. Our future success depends largely on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our financial condition, results of operations and cash flows. Our business is also sensitive to national or regional changes in consumer spending and discretionary income patterns which, in turn, are controlled to a large extent by prevailing economic conditions. In this regard, our business has been and continues to be adversely impacted by the general deterioration in the U.S. economy since late 2000 and the resulting decline in consumer confidence. Continuing weak economic conditions or diminished consumer confidence in one or more regions in which we have been historically dependent upon for significant sales could have a material adverse effect on sales of our merchandise and, as a result, on our financial condition, results of operations and cash flows.

 Quarterly and Seasonal Fluctuations

  Our revenues and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and merchandise offerings, recognition of sales or costs contributed by new merchandise and merchandise offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development, production and circulation until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal fluctuations in our sales and operating results, which is typical of many apparel retailers. In past fiscal years, our net sales and profits have been heavily reliant on the November and December holiday season. We believe that in the future this seasonality will continue. In anticipation of increased sales activity during November and December, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. If, for any reason, our sales were to fall below our expectations during November and December, our financial condition, results of operations and cash flows would likely be materially adversely affected. See "Management's Discussion and Analysis--Quarterly Results of Operations; Future Outlook."

 Retirement of Founders; Dependence on Key Personnel

  Our success depends largely on the efforts of our key personnel. Our founders, Dennis and Ann Pence, have in the past been involved in all material aspects of our business, including marketing, merchandising and operations. Effective January 1, 2001, Dennis and Ann Pence retired from their respective day-to-day executive management positions with the Company while retaining their positions as Chairman and Vice-Chairman, respectively, on the Company's Board of Directors. Concurrently, Georgia Shonk-Simmons was promoted to President and Chief Executive Officer and appointed to the Company's Board of Directors. Additionally, Tom Scott and Don Robson were elevated to Executive Vice Presidents while retaining their prior positions as Chief Operations Officer and Chief Financial Officer, respectively. In their new positions, Ms. Shonk-Simmons, Mr. Scott and Mr. Robson are responsible for policy making and day-to-day operations. The loss of any of the aforementioned individuals from their respective board or management positions could have a material adverse effect on our financial condition, results of operations and cash flows. Other operational, marketing and merchandising personnel are also important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, particularly with respect to our relatively new e-commerce and retail store businesses. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. See Management-- Directors and Executive Officers for further details.

 Continued Dependence On and Risks Associated with Our Catalog Sales Business

  Our success for the foreseeable future will continue to depend significantly on the future success of our well-established catalog sales business. We believe that the future success of our catalog sales business will be predicated upon the efficient targeting of our catalog mailings, a high volume of prospect catalog mailings, when market conditions permit, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our catalog mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development, production and circulation and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual subsequent performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated revenue from a particular catalog mailing, and thereby not recover the costs associated with that catalog mailing, our financial condition, results of operations and cash flows could, as in the past, be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, revenues generated by each catalog mailing, can be affected by factors such as prevailing economic conditions and uncertainty, consumer preferences, the timing and mix of catalog mailings and changes in the merchandise mix, several of which factors are outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. Any inability we have to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could, as in the past, result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which could have a material adverse effect on our financial condition, results of operations and cash flows.

 Risks Associated with Our Relatively New E-Commerce and Retail Store
Businesses

  Although we have been in the catalog sales business for many years and certain members of our executive management team gained significant retail sales experience with previous employers, we have had only limited experience with our e-commerce and retail store businesses. Our approaches in these relatively new businesses remain largely untested as a business matter, and we cannot be sure that these approaches will provide the long-term value to the Company that we expect. Furthermore, our management does not have extensive experience operating these relatively new businesses and our future success may depend on future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our e-commerce business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or increased employee attrition. Any investment in our Company must be considered in light of the problems frequently encountered by companies engaged in new and rapidly evolving business models and markets. We cannot be certain that our business strategies will be successful or that we will successfully address the risks and challenges associated with the e-commerce and retail store businesses.

 Risks Associated with Our Growth Strategy

  Our growth strategy primarily includes the following components: (i) further development of our catalog, e-commerce and retail store businesses, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our catalog, e-commerce and retail store businesses, to maintain our historical average order size and response rates, and leverage the success of existing catalog titles to new merchandise lines, catalogs, web sites and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows.

  We have identified through the use of our Direct Channel's extensive customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during fiscal year 2001. We have had limited experience operating retail stores and, other than operating our Jackson Hole, Wyoming retail store since 1997, we have had no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance and staffing. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

 Ability to Manage Expanding Operations

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

 Competition

  The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, many with catalog, e-commerce and retail store operations, and other catalog, e-commerce and retail store companies and international competitors. With respect to the apparel merchandise offered by us, we are in direct competition with more established catalog, e-commerce and retail store operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of our customers. Any failure on our part to successfully market our apparel merchandise or compete effectively against such competitors would likely have a material adverse effect on our growth and could adversely affect our financial condition, results of operations and cash flows. Many of these competitors are larger and have significantly greater financial, marketing and other resources than us. Increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. In addition, because we source a significant percentage of our merchandise from suppliers and manufacturers located in the United States, where labor and production costs may be higher than in foreign countries, there can be no assurance that our merchandise will or can be competitively priced when compared to merchandise offered by other retailers. While we believe that we have been able to compete successfully because of our brand recognition, the exclusivity and broad range and quality of our merchandise, including our private label merchandise offerings, and our superior customer service policies, there can be no assurance that we will be able to maintain or increase our market share in the future. Our failure to compete successfully would likely have a material adverse effect on our financial condition, results of operations and cash flows.

 Risks Affecting Our Ability to Fulfill Orders

  Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal Service. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to industry standards, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our call centers or distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our financial condition, results of operations and cash flows.

 Risks Associated with System Disruptions

  Our ability to attract and retain users and customers to our e-commerce web sites depends on the performance, reliability and availability of our web sites and network infrastructure. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties. While we continue to implement procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Third parties may not be liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service providers for access to our web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future that are unrelated to our systems, but which could nonetheless adversely affect our business.

 Potential Business-Related Liabilities and Expenses

  As a result of doing business through our catalogs, e-commerce web sites and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. Some of the risks that may result from doing business via any of our three sales businesses:

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

 Merchandise Returns

  As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are adequate, there can be no assurance that actual merchandise returns will not exceed our allowances. In addition, there can be no assurance that the introduction of new merchandise through our sales channels, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

 Possible Volatility of Our Stock Price

  The market price for our common stock has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, announcements of new merchandise offerings by us or our competitors, seasonal effects on sales and various factors affecting the economy in general. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 2. PROPERTIES

  Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of March 3, 2001 are set forth below:

                                                                         Approximate
        Facility                      Address             Owned/Leased      Size
        --------                      -------             ------------ ---------------

Corporate Offices (1)...  One Coldwater Creek Drive           Owned     96,000 sq. ft.
                          Sandpoint, Idaho 83864

East Coast Operations
 Center, including
 Distribution and
 Call Centers...........  100 Coldwater Creek Drive          Leased    600,000 sq. ft.
                          Mineral Wells, W.Virginia 26160

Sandpoint Distribution
 Center (1).............  3333 McGee Road                     Owned    135,000 sq. ft.
                          Sandpoint, Idaho 83864

Coeur d'Alene Call
 Center.................  751 Hanley Drive                   Leased     60,000 sq. ft.
                          Coeur d'Alene, Idaho 83814

Ten Full-Line Retail                                         Leased    103,000 sq. ft.
 Stores (2).............  Various U.S. Locations

Nine Outlet Stores (3)..  Various U.S. Locations             Leased     47,000 sq. ft.

Photography Studio......  4100 McGee Rd.                     Leased      4,000 sq. ft.
                          Sandpoint, ID 83864

Auxiliary Warehouse.....  1402 North Boyer Avenue            Leased     36,000 sq. ft.
                          Sandpoint, Idaho 83864

--------
(1) Reflects our fiscal 2000 carve-out and retrofitting of approximately 15,000 square feet of single-level, high-ceiling floor space in our adjacent Sandpoint Distribution Center into three floors providing 45,000 square feet of additional administrative space.

(2) Our individual full-line retail stores are between approximately 7,000 and 10,000 square feet. We currently are committed to the opening of approximately fifteen additional full-line retail stores in metropolitan areas during fiscal 2001. It is anticipated that each of these planned stores will be between 7,000 and 8,000 square feet based on our prevailing store model. Refer to "Item 7--Management's Discussion and Analysis--Liquidity and Capital Resources" for further information.

(3) Our individual outlet stores are between approximately 3,500 and 7,500 square feet. We currently have no plans to open additional outlet stores, and in fact, may close one or more outlet stores in the foreseeable future depending upon the continued performance of our www.coldwatercreek.com e-commerce web site and our anticipated merchandise clearance needs.

  We believe that our corporate offices, distribution centers and call centers will meet our operational needs for the foreseeable future.

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

  We collect sales taxes from customers transacting purchases in states where we have physically based some portion of our retailing business. The Company and its subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended March 3, 2001.

                                  MANAGEMENT

Directors and Executive Officers

  Below is a table setting forth the current name, age and position of our directors and executive officers:

              Name               Age                           Positions held
              ----               ---                           --------------
 Dennis C. Pence (1)........... [51]   Chairman of the Board of Directors and Secretary
 Ann Pence..................... [51]   Executive Creative Director and Vice-Chairman of the Board
                                        of Directors
 Georgia Shonk-Simmons......... [50]   President, Chief Executive Officer and Director
 Tom Scott..................... [44]   Executive Vice President, Chief Operating Officer and Chief
                                        Information Officer
 Donald Robson................. [55]   Executive Vice President, Chief Financial Officer and Treasurer
 James R. Alexander (2)(3)..... [58]   Director
 Michelle Collins (1)(3)....... [41]   Director
 Curt Hecker (2)............... [40]   Director
 Duncan Highsmith (3).......... [52]   Director
 Robert H. McCall, CPA (1)(2).. [55]   Director

--------
(1)  Member of the Executive Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

  Dennis C. Pence co-founded the Company in 1984, and served as its President and Chief Executive Officer until retiring from his day-to-day management responsibilities effective January 1, 2001. Mr. Pence has served as a Director since the Company's incorporation in 1988, serving as the Board's Chairman since July 1999 and as its Vice-Chairman prior thereto. Mr. Pence has also served as Chairman of the Board's Executive Committee since its formation on May 20, 2000. Since July 1998, Mr. Pence has additionally served as Secretary to the Company. From April 1999 to December 2000, Mr. Pence also served as President of the Company's then newly formed Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America from 1975 to 1983, where his final position was National Marketing Manager--Consumer Video Products.

  Ann Pence co-founded the Company in 1984, and has served as its Executive Creative Director since that time. Mrs. Pence has served as a Director since the Company's incorporation in 1988, serving as the Board's Vice-Chairman since July 1999 and as its Chairman prior thereto. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director.

  Georgia Shonk-Simmons has served as a Director, as well as the Company's President and Chief Executive Officer, since January 1, 2001. From April 1999 to December 2000, Ms. Shonk-Simmons served as President of the Company's Catalog & Retail Sales Division. Ms. Shonk-Simmons joined the Company as its Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., an international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice-President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

  Tom Scott has served as an Executive Vice President of the Company since January 1, 2001. Mr. Scott continues to serve as the Company's Chief Operating Officer as he has since April 1999. Mr. Scott also continues to serve, as he has since joining the Company in November 1997, as the Company's Chief Information Officer. From April 1999 to December 2000, Mr. Scott served as a Senior Vice President of the Company. From November 1997 to March 1999, Mr. Scott served as the Company's Vice President of Information Systems. Prior to joining the Company, Mr. Scott was President of Gestalt Technologies, Inc., a developer of high technology business systems. From May 1992 to January 1996, Mr. Scott served as Vice President of Business Systems for VF Corporation, an international apparel manufacturer. Prior thereto, from 1984 to 1992, Mr. Scott worked in a variety of positions at Nordstrom, Inc., an apparel retailer. From 1981 to 1984, he was a consultant for Arthur Andersen & Co.

  Donald Robson has served as an Executive Vice President of the Company since January 1, 2001. Mr. Robson continues to serve, as he has since joining the Company in January 1995, as Chief Financial Officer and Treasurer. From April 1999 to December 2000, Mr. Robson served as a Senior Vice President of the Company. From January 1995 to March 1999, Mr. Robson served as the Company's Vice President of Finance and Administration. From January 1995 to July 1998, Mr. Robson also served as a Director and as Secretary to the Company. From 1992 to 1995, prior to joining the Company, Mr. Robson was a Financial Executive Consultant. From 1978 to 1992, Mr. Robson held a number of progressively responsible positions with, and ultimately served as Executive Vice President and Chief Financial Officer for, Neiman Marcus Stores, a national high-end department store chain and cataloger.

  James R. Alexander has served as a Director since March 2000, as well as a member of the Board's Audit and Compensation Committees since July 2000. Mr. Alexander previously served as a Director, as well as Chairman of the Board's Compensation Committee, from 1994 to 1998 before having to decline to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 20 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is a joint venture partner in the firm of Tucker Alexander, which is an affiliate of Tucker Capital. From November 1998 to June 1999, Mr. Alexander's services were retained by the Company to broker the sale of its Milepost Four men's apparel catalog for which Tucker Capital was compensated.

  Michelle Collins has served as a Director, as well as a member of the Board's Compensation Committee, since September 1997. In July 1998, Ms. Collins became Chairman of the Board's Compensation Committee. Ms. Collins has also served as a member of the Board's Executive Committee since its formation on May 20, 2000. In January 1998, Ms. Collins co-founded Svoboda, Collins L.L.C, a private equity firm, for which she serves as Managing Director. Previously thereto, Ms. Collins was a principal in the corporate finance department of William Blair & Company, L.L.C., overseeing the firm's specialty retail sector. During the Company's initial public offering of common shares in January 1997, Ms. Collins represented William Blair & Company as co-underwriter. Ms. Collins, joined William Blair & Company, L.L.C. as an associate in 1986 after obtaining a Masters in Business Administration from the Harvard Business School. Ms. Collins also serves as a director on the boards of directors of CDW Computer Centers, Inc. and McWhorter Technologies Inc.

  Curt Hecker has served as a Director, as well as a member of the Board's Audit Committee, since August 1995. Since August 1995, his principal occupation has been President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho.

  Duncan Highsmith has served as a Director since May 1999, as well as a member of the Board's Compensation Committee since September 1999. Since 1987, Mr. Highsmith has served as President and Chief Executive Officer of Highsmith Inc., an international direct marketer of various products to schools and libraries. Mr. Highsmith also serves as a director on the boards of directors of a number of privately held companies, including Highsmith Inc.

  Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994, and as Chairman of the Board's Audit Committee since February 1995. Mr. McCall has also served as a member of the Board's Executive Committee since its formation on May 20, 2000. From February 1995 to July 2000, Mr. McCall also served as a member of the Board's Compensation Committee. Since 1981, Mr. McCall has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho.

  No director or executive officer of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

Other Key Management Employees

  Below is a table setting forth the current name, age and position of our other key management employees:

 Arthur "Skip" Jones...........  [48] Vice President of Retail
 Mac Morgan....................  [46] Vice President of Advertising
 Teri Oliver...................  [32] Vice President of Marketing
 Karen Reed....................  [37] Vice President of Internet Sales
 Tony Saulino..................  [44] Vice President of Human Resources

--------

  Arthur "Skip" Jones has has served as the Company's Vice President of Retail since July 1998 and, prior to that, as its Director of Store Operations since May 1996. From November 1993 to April 1996, prior to joining the Company, Mr. Jones was Director of Store Operations for Performance Bicycles. Prior to that, from November 1988 to October 1993, Mr. Jones was Vice-President of Store Operations for The Nature Company. From September 1983 to October 1988, Mr. Jones was General Manager of Retail for North Face.

  Mac Morgan has served as the Company's Vice President of Advertising since September 1996 and, prior to that, as its Senior Art Director since May 1992. From 1991 to 1992, prior to joining the Company, Mr. Morgan was Vice President of Production for Interlight International, a producer of interactive CDR titles. Prior to 1991, Mr. Morgan was Director of Marketing for VistaChrome, Inc./The Printing House, a large separator/printer. From 1980 to 1988, Mr. Morgan served as Senior Vice President of Operations for Homes & Land Publishing Corporation.

  Teri Oliver has served as the Company's Vice President of Marketing since September 1999. From March 1997 to September 1999, Ms. Oliver was the Company's Director of Circulation. From November 1995 to March 1997, Ms. Oliver served as the Company's Customer Acquisition Manager. From November 1992 to November 1995, Ms. Oliver served as a Marketing Analyst for the Company. Prior to joining the Company, from June 1991 to November 1992, Ms. Oliver was an Actuarial Analyst for Safeco Insurance Company.

  Karen Reed has served as Vice President of the Company's Internet Sales Division since September 1999. From March 1997 to September 1999, Ms. Reed served as the Company's Vice President of Marketing. From 1995 to 1997, Ms. Reed served as the Company's Director of Circulation. From 1990 to 1995, Ms. Reed served as Company's Circulation Manager. Prior to joining the Company, from 1988 to 1990, Ms. Reed served as a computer programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities.

  Tony Saulino has served as the Company's Vice President of Human Resources since August 2000. From March 1993 to August 2000, Mr. Saulino served as the Company's Vice President of

Operations. From September 1992 to March 1993, Mr. Saulino served as the Company's Operations Manager. Prior to joining the Company, from 1991 to 1992, Mr. Saulino was Customer Service Director for Bear Creek Operations, Inc., servicing the Harry & David and Jackson & Perkins catalogs. From 1988 to 1991, Mr. Saulino served as Customer Service Manager of Current, Inc., a direct marketer of social expression and personalized checks.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                              STOCK PRICE HISTORY

  Our common stock has been quoted on the NASDAQ under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 3, 2001, we had 132 stockholders of record and 10,657,324 shares of $.01 par value common stock outstanding.

  The following table sets forth certain sales price and trading volume data for our common stock for the periods indicated:

                                                                         Average
                                                     High   Low   Close  Volume
                                                    ------ ------ ------ -------
Fiscal 2001:
  First Quarter (through May 25, 2001)............. $24.60 $17.15 $24.48  55,347
Fiscal 2000:
  First Quarter.................................... $25.13 $15.88 $22.88  53,269
  Second Quarter................................... $38.50 $18.50 $30.38  65,610
  Third Quarter.................................... $40.38 $19.88 $25.50 124,955
  Fourth Quarter................................... $39.88 $15.69 $18.63 183,919
Fiscal 1999:
  First Quarter.................................... $20.00 $ 9.88 $20.00  59,500
  Second Quarter................................... $22.25 $16.00 $17.50  31,151
  Third Quarter.................................... $29.75 $17.00 $27.88  51,049
  Fourth Quarter................................... $28.25 $14.50 $18.63  45,783

                                DIVIDEND POLICY

  The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

  The selected financial and operating data in the following table sets forth
(i) balance sheet data as of March 3, 2001 and February 26, 2000, and statement of operations data for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999, derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K Annual Report,
(ii) balance sheet data as of February 27, 1999, February 28, 1998 and March 1, 1997, and statement of operations data for the fiscal years ended February 28, 1998 and March 1, 1997, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein, (iii) unaudited pro forma statement of operations data, computed as indicated in the footnotes set forth below, and (iv) selected operating data as of and for the periods indicated. The information below should be read in conjunction with "Item 7-- Management's Discussion and Analysis" and "Item 8--Consolidated Financial Statements" included elsewhere.

                                        Fiscal Years Ended (1)(2)(3)
                          --------------------------------------------------------
                          March 3, February 26, February 27, February 28, March 1,
                            2001       2000         1999         1998       1997
                          -------- ------------ ------------ ------------ --------
                               (unaudited, in thousands except per share and
                                           average order dollar)
Statement of Operations
 Data:
Net sales...............  $458,445   $361,566     $356,079     $268,299   $155,903
Cost of sales...........   255,187    196,281      191,966      146,547     84,624
                          --------   --------     --------     --------   --------
Gross profit............   203,258    165,285      164,113      121,752     71,279
Selling, general and
 administrative
 expenses...............   182,770    143,553      145,735      102,264     59,113
                          --------   --------     --------     --------   --------
Income from operations..    20,488     21,732       18,378       19,488     12,166
Interest, net, and
 other..................     1,114        864         (697)          57       (153)
Gain on sales of
 Milepost Four assets...       --         826          --           --         --
                          --------   --------     --------     --------   --------
Income before provision
 for income taxes.......    21,602     23,422       17,681       19,545     12,013
Provision for income
 taxes (4)..............     8,364      9,251        6,990        7,857      1,197
                          --------   --------     --------     --------   --------
Net income..............  $ 13,238   $ 14,171     $ 10,691     $ 11,688   $ 10,816
                          ========   ========     ========     ========   ========
Net income per share--
 Basic (5)..............  $   1.26   $   1.38     $   1.05     $   1.15   $   1.46
                          ========   ========     ========     ========   ========
Weighted average shares
 outstanding--Basic
 (5)....................    10,497     10,236       10,167       10,120      7,390
                          ========   ========     ========     ========   ========
Net income per share--
 Diluted (5)............  $   1.22   $   1.34     $   1.02     $   1.10   $   1.41
                          ========   ========     ========     ========   ========
Weighted average shares
 outstanding--Diluted
 (5)....................    10,892     10,588       10,503       10,633      7,656
                          ========   ========     ========     ========   ========
Pro Forma Statement of
 Operations Data:
Net income as reported
 above..................       n/a        n/a          n/a          n/a   $ 10,816
Pro forma provision for
 income taxes (6).......       n/a        n/a          n/a          n/a      4,929
                                                                          --------
Pro forma net income....       n/a        n/a          n/a          n/a   $  5,887
                                                                          ========
Pro forma net income per
 share--Basic (6).......       n/a        n/a          n/a          n/a   $   0.68
                                                                          ========
Pro forma weighted
 average shares
 outstanding--Basic
 (6)....................       n/a        n/a          n/a          n/a      8,617
                                                                          ========
Pro forma net income per
 share--Diluted (6).....       n/a        n/a          n/a          n/a   $   0.66
                                                                          ========
Pro forma weighted
 average shares
 outstanding--Diluted
 (6)....................       n/a        n/a          n/a          n/a      8,883
                                                                          ========


Balance Sheet Data:
Working capital.........  $ 38,581   $ 35,034     $ 25,862     $ 16,722   $ 15,312
Total assets............   152,963    123,986      100,806      100,079     63,220
Long-term debt..........       --         --           --           --         --
Stockholders' equity....    96,135     76,570       60,106       48,875     37,187

Selected Operating Data:
Net Sales:
 Catalog business.......  $313,789   $320,426     $346,108     $259,842   $153,708
 E-commerce business....   112,862     28,981          437          --         --
 Retail store business..    31,794     12,159        9,534        8,457      2,195
Total catalogs mailed
 (7)....................   183,600    139,800      153,100      113,700     63,500
Total active customers
 (8)....................     2,600      2,200        2,000        1,600      1,100
Average catalog order
 (9)....................  $ 130.00   $ 132.00     $ 142.00     $ 149.00   $ 128.00
Average web site order
 (9)....................  $ 118.00         nm           nm           nm         nm
Average retail store
 order (9)..............  $  75.00         nm           nm           nm         nm

-------
(1) References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occassionally give rise to an additional week resulting in a fifty-three week fiscal year. Our most recently completed fiscal year ended March 3, 2001 ("fiscal 2000") consisted of fifty-three weeks whereas our preceding fiscal years ended February 26, 2000 ("fiscal 1999"), February 27, 1999 ("fiscal 1998"), February 28, 1998 ("fiscal
     1997") and March 1, 1997 ("fiscal 1996") consisted of fifty-two weeks.

(2) In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Pursuant to EITF 00-10, amounts billed to our customers in sales transactions related to shipping and handling represent revenues earned for the merchandise provided and must be classified as sales revenue. As allowed by EITF 00-10 the related shipping and handling costs incurred by us have been reclassified to cost of sales. As required, we adopted EITF 00-10 during the fourth quarter of fiscal 2000 and restated all prior period financial statements on a consistent basis. In previously published financial statements, we had netted shipping and handling revenues earned against shipping and handling costs incurred within selling, general and administrative ("SG&A") expenses. These revenue and expense reclassifications had no impact on operating income, net income or net income per share for any reported period.

(3) Additionally, during the fourth quarter of fiscal 2000, we elected to reclassify the balance of merchandise buying costs as well as returned merchandise processing and store occupancy costs from SG&A expenses to cost of sales in order to facilitate industry peer group comparability, particularly as we grow our Retail Channel. All prior period financial statements have been retroactively restated on a consistent basis. These expense reclassifications had no impact on operating income, net income or net income per share for any reported period.

(4) Prior to our initial public offering on January 29, 1997, the Company operated as an S-corporation and was not subject to federal and certain state income taxes. Pro forma income taxes are depicted above at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods. Upon terminating the Company's S-corporation status, we recognized a non-recurring, non-cash charge to earnings to recognize deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109.

(5) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 superceded Accounting Principles Board Opinion No. 15, "Earnings Per Share," and revised the computation and presentation of earnings per share, and was adopted by us as required during the fourth quarter of fiscal 1997. Net income per share--Basic, which replaced primary earnings per share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per share--Diluted, which replaced fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., stock options) were exercised or converted into common stock. As required, all previously reported amounts have been restated.

(6) Pro forma net income per share--Basic is based on net income per share-- basic, as computed above, but also gives pro forma effect to (i) income taxes at an assumed 39.5% effective rate as if the Company had been a C-corporation, rather than an S-corporation, for the pre-offering periods and (ii) that number of initial public offering common shares whose net proceeds were necessary to fund the distribution of the S-corporation retained earnings balance. Pro forma net income per share--Diluted additionally reflects the dilutive effect of common shares issuable under stock options as computed using the treasury stock method.

(7) Excludes limited-page "web-a-logs" selectively used beginning with the third quarter of fiscal 2000.

(8) An "active customer" is defined as a customer who has purchased merchandise from us through one of our sales channels within the twelve month period preceding the end of the period indicated.

(9) An "order" is defined as the dollar amount, excluding related shipping and handling fees, of a processed customer invoice or pending order on file. The "average order" is calculated by dividing the aggregate amount of all customer invoices and pending orders processed in a period by the number of customer orders placed in such period.

nm Prior year data not considered meaningful as our Internet-based, e-commerce business and full-line retail store business remained significantly under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

  The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the various risks inherent in offering apparel and other merchandise such as long lead times, increased inventory requirements, merchandise returns, and shipping costs; the difficulties inherent in forecasting unpredictable customer tastes and buying trends; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; the success of operating and growth initiatives; the early stage of our Internet-based, e-commerce business, including the effects of shifting patterns of e-commerce versus catalog purchases and the potential failure to generate sufficiently increased e-commerce sales; the availability, locations and terms of sites for store development; potential cost overruns and delays in launching multiple retail stores; brand awareness; competition; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the recent uncertainty and general downturn in the U.S. economy; the unpredictable and changing buying habits of our targeted customer demographic, particularly as a result of economic uncertainties or downturns; the potential that the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; our potential inability to generate sales through promotional activity; the possibility that we may not be able to achieve targeted cost reductions; the quality and judgment of key management personnel; availability and retention of qualified personnel; labor and employee benefit costs; availability, terms and deployment of capital; and other matters described elsewhere in this Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview

  Coldwater Creek Inc. ("the Company") is a multi-channel retailer of women's apparel, jewelry, footwear, gift items and soft home accessories. Our Direct Channel encompasses our traditional catalog business, growing Internet-based, e-commerce business and merchandise clearance outlet stores, whereas our Retail Channel encompasses our expanding base of full-line retail stores, primarily located in major metropolitan areas. Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

  During our most recently completed fiscal year ended March 3, 2001 ("fiscal 2000"), we primarily concentrated our efforts and resources on further deploying the multi-channel marketing strategy initially adopted and implemented during the preceding fiscal year. Within our Direct Channel, we continued to further refine and expand our core catalog business while nurturing, refining and aggressively marketing our growing e-commerce business. Within our Retail Channel, we continued our measured roll-out of full-line retail stores in major metropolitan markets.

  With respect to our merchandise lines, we continued our multi-channel roll-out of our complementary Natural Elements line first introduced in February 2000. Natural Elements, which primarily features mix and match, versatile, casual apparel separates and footwear in a vast array of colors and extended sizes, attempts to fill what we continue to believe is an underserved niche of the women's apparel market. Our Northcountry line, first introduced in 1985, remains our core line of merchandise and primarily features casual, comfortable apparel and footwear, hard-to-find jewelry, distinctive artwork, gift items and accessories for the home. Our Spirit of the West line, first introduced in 1993, primarily features fashionable, upscale apparel and footwear, and hard-to-find jewelry and accessories. Our Home line, first introduced in 1997 under a more limited Bed & Bath title, primarily features unique and comfortable textiles, decorative accessories, upscale bed and bath products and, recently added, lounge wear apparel which has been well received by our customers.

  Our long-established catalog business primarily consists of regular targeted mailings of our four core catalog titles, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our popular Gifts-To-Go holiday catalog. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user friendly web sites or comfortable retail stores. At March 3, 2001, our proprietary catalog mailing list consisted of 10.8 million customer names, including 2.6 million "active" customers who have made a purchase from us through one of our sales channels during the preceding twelve months.

  Our Internet-based, e-commerce business at www.coldwatercreek.com continued to realize quarter-over-quarter sales increases during fiscal 2000 as it has since its initial debut in early fiscal 1999. Since our well-established catalog business provides an existing marketing platform from which to broadly and rapidly promote our web site with minimal incremental costs, our e-commerce business has become our most profitable business in addition to being our fastest growing business. As a side benefit, our www.coldwatercreek.com web site also continues to be our most effective and efficient promotional vehicle for the disposition of excess inventory. As our e-commerce customers tend to be more frequent purchasers, with approximately one in four customers actually having no previous purchasing history with us, we continue to devote substantial effort and resources towards attracting both new and existing customers to this convenient and secure shopping medium. To this end, we continue to actively promote our web site in various major national consumer publications popular with our targeted demographic base, as well as to prominently display our web site address in all of our catalogs and stores. Additionally, we continue to send weekly targeted e-mails to our 1.2 million customer e-mail address database, which, on average, we expand daily by approximately 1,000 to 2,000 addresses. During the third quarter of fiscal 2000, we also began adding what we call "webalogs" to our traditional catalog circulation. These "webalogs" feature some of our most popular catalog items in a condensed, several page format with customer ordering specifically directed to our web site. Just prior to the 2000 holiday shopping season, we also launched a "premium services" e-commerce web site, www.galleryatthecreek.com, dedicated to featuring our new "Gallery" specialty merchandise line, consisting of a limited, yet unique and upscale, assortment of fine apparel, jewelry and artworks.

  Our Retail Channel continued to steadily grow during fiscal 2000, with ten stores in operation at fiscal year-end. Consistent with our belief that a majority of women's apparel continues to be purchased at retail stores, we continue to believe that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience. We also view our retail stores collectively as a marketing vehicle by which to introduce current and prospective customers to our catalogs and e-commerce web sites. As such, we are continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Since the initial piloting of our full-line retail store model in the Seattle, Washington and Kansas City, Kansas metropolitan areas during the 1999 holiday season, we have subsequently opened six additional stores in the Dallas, Texas, Cincinnatti, Ohio, Denver, Colorado, Chicago, Illinois, Mission Viejo, California, and Tuscon, Arizona metropolitan areas. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in metropolitan settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

  Our overall strategic marketing plan is to continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce or bricks-and-mortar retailers, to generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our current multi-channel structure positions us well for increased brand recognition, growth and market share in the future.

  As with many apparel retailers, our revenues, results of operations, liquidity and capital resources have fluctuated and can be expected to continue to fluctuate on a quarterly and annual basis as a result of a number of factors, including, but not limited to, the composition, magnitude and timing of our merchandise offerings, including our recognition of related sales and costs; customer responsiveness, including the impact of general economic conditions and unseasonal weather; merchandise return rates; market fluctuations in paper, production, postage and telecommunication costs; merchandise receiving and shipping delays due to adverse weather conditions; and chronological shifts in the timing of important holiday selling seasons. Particularly notable is our continuing material dependency on sales and profits from the November and December holiday season. In anticipation of increased holiday sales activity, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. Additionally, as gift items and accessories are increasingly represented in our November and December holiday season merchandise offerings, we typically expect to realize higher gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations and cash flows for the entire fiscal year would likely be materially adversely affected. See "Management's Discussion and Analysis-- Quarterly Results of Operations; Future Outlook".

Results of Operations

  References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occassionally give rise to an additional week resulting in a fifty-three week fiscal year. Our most recently completed fiscal year ended March 3, 2001 ("fiscal 2000") consisted of fifty-three weeks whereas our preceding fiscal years ended February 26, 2000 ("fiscal 1999") and February 27, 1999 ("fiscal 1998") consisted of fifty-two weeks.

  In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Pursuant to EITF 00-10, amounts billed to our customers in sales transactions related to shipping and handling represent revenues earned for the merchandise provided and must be classified as sales revenue. As allowed by EITF 00-10 the related shipping and handling costs incurred by us have been reclassified to cost of sales. As required, we adopted EITF 00-10 during the fourth quarter of fiscal 2000 and restated all prior period financial statements on a consistent basis. In previously published financial statements, we had netted shipping and handling revenues earned against shipping and handling costs incurred within selling, general and administrative ("SG&A") expenses. These revenue and expense reclassifications had no impact on operating income, net income or net income per share for any reported period.

  Additionally, during the fourth quarter of fiscal 2000, we elected to reclassify the balance of merchandise buying costs as well as returned merchandise processing and store occupancy costs from SG&A expenses to cost of sales in order to facilitate industry peer group comparability, particularly as we grow our Retail Channel. All prior period annual and quarterly financial statements and accompanying analyses have been retroactively restated on a consistent basis. These expense reclassifications had no impact on operating income, net income or net income per share for any reported period.

  The following table sets forth certain information regarding our costs and expenses expressed as a percentage of net sales:

                                                                 Fiscal
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
     Net sales............................................. 100.0% 100.0% 100.0%
     Cost of sales.........................................  55.7   54.3   53.9
                                                            -----  -----  -----
     Gross profit..........................................  44.3   45.7   46.1
     Selling, general and administrative expenses..........  39.9   39.7   40.9
                                                            -----  -----  -----
     Income from operations................................   4.5    6.0    5.2
     Interest, net, and other..............................   0.2    0.2   (0.2)
     Gain on sale of Milepost Four assets..................   0.0    0.2    0.0
                                                            -----  -----  -----
     Income before provision for income taxes..............   4.7    6.5    5.0
     Provision for income taxes............................   1.8    2.6    2.0
                                                            -----  -----  -----
     Net income............................................   2.9%   3.9%   3.0%
                                                            =====  =====  =====

Note: Certain minor arithmetical variances in the above table and narrative which follows arise due to the effects of rounding.

Fiscal 2000 Compared to Fiscal 1999

  Our consolidated net sales for fiscal 2000 were $458.4 million, an increase of $96.9 million, or 26.8%, from $361.6 million in fiscal 1999. Excluding consolidated net sales of approximately $8.1 million attributable to the additional fifty-third week in fiscal 2000, our consolidated net sales for fiscal 2000 were $450.3 million, an increase of $88.7 million, or 24.5%, from fiscal 1999. This annual growth rate is lower than we expected for the full fiscal year and is lower than the 28.3% growth rate achieved through the first three quarters of fiscal 2000 as a consequence of a significant decline in customer response to our full-price merchandise offerings during the fourth quarter of fiscal 2000. See "Management's Discussion and Analysis--Quarterly Results of Operations; Future Outlook".

  Our Direct Channel contributed $426.7 million in net sales during fiscal 2000, an increase of $77.3 million, or 22.1%, from the $349.4 million contributed in fiscal 1999. Excluding net sales of approximately $7.4 million attributable to the additional fifty-third week in fiscal 2000, our Direct Channel's net sales for fiscal 2000 were $419.3 million, an increase of $69.9 million, or 20.0%, from fiscal 1999. As a percent of consolidated net sales, our Direct Channel constituted 93.1% for fiscal 2000 as compared to 96.6% in fiscal 1999.

  A key element of our overall marketing strategy has been to pursue an aggressive circulation strategy when market conditions permit. Excluding 5.5 million catalogs mailed during the additional fifty-third week and 4.4 million limited page webalogs mailed for the first time during the third and fourth quarters of fiscal 2000, our fiscal 2000 catalog mailings were 178.1 million, an increase of 38.3 million, or 27.4%, from the 139.8 million catalog mailings in fiscal 1999. As a result of this ongoing marketing investment in current and future customer growth across all sales channels, the costs of which constitute the substantial majority of each fiscal period's SG&A expenses, our proprietary mailing list increased by 1.9 million names, or 21.3%, to 10.8 million names at March 3, 2001 from 8.9 million names at February 26, 2000. Active customers increased by 0.4 million, or 18.2%, to 2.6 million at March 3, 2001 from 2.2 million at February 26, 2000.

  On a stand-alone basis, our Internet-based, e-commerce business accounted for $112.9 million, or 24.6%, of consolidated net sales during fiscal 2000, as compared to $29.0 million, or 8.0%, of consolidated net sales during fiscal 1999. Excluding net sales of approximately $2.1 million attributable to the additional fifty-third week in fiscal 2000, our e-commerce net sales for fiscal 2000 were $110.8 million, an increase of $81.8 million, or 282.1%, from fiscal 1999. Our e-commerce net sales continued their consecutive quarter-over-quarter growth since inception contributing $41.3 million in net sales during the fiscal 2000 fourth quarter as compared to $35.8 million, $21.1 million and $14.6 million during the preceding fiscal 2000 third, second and first quarters, respectively. Further reflecting its success as our primary sales growth vehicle, the quarterly contributions made by our e-commerce business to consolidated net sales were 29.7%, 26.2%, 24.4% and 15.1% during the respective fiscal 2000 quarters. Our proprietary customer e-mail address database doubled to 1.2 million names at March 3, 2001 from 0.6 million names at February 26, 2000.

  Our Retail Channel, consisting of ten full-line retail stores at fiscal year-end, contributed $31.8 million in net sales during fiscal 2000, an increase of $19.6 million, or 160.7%, from the $12.2 million contributed in fiscal 1999. Excluding net sales of approximately $0.6 million attributable to the additional fifty-third week in fiscal 2000, our Retail Channel's net sales for fiscal 2000 were $31.2 million, an increase of $19.0 million, or 155.7%, from fiscal 1999. Although the majority of the stores have yet to operate for a full fiscal year, our full-line "metropolitan" stores are realizing, on average, net sales of approximately $500 per square foot. As a percentage of consolidated net sales, our Retail Channel constituted 6.9% for fiscal 2000 as compared to 3.4% for fiscal 1999.

  On a comparable fifty-two week basis, the net sales growth realized by our Direct Channel during fiscal 2000 primarily is attributable to increased customer response, particularly through the third fiscal quarter, to our merchandise offerings, including our Natural Elements merchandise line introduced in February 2000. This increased customer response was substantially realized through our primary e-commerce web site, www.coldwatercreek.com, in the form of Internet orders received from existing, yet migrating, catalog customers and, to a lesser extent, new customers. The net sales growth realized by our Retail Channel during fiscal 2000 primarily is attributable to the addition of six new full-line "metropolitan" retail stores and, to a lesser extent, increased sales from the two initial pilot full-line "metropolitan" retail stores opened during the third quarter of fiscal 1999 just prior to the holiday shopping season.

  Our cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales were $255.2 million during fiscal 2000, an increase of $58.9 million, or 30.0%, from $196.3 million in fiscal 1999. Our consolidated gross profit increased by $38.0 million, or 23.0%, to $203.3 million for fiscal 2000 from $165.3 million in fiscal 1999, whereas our consolidated gross margin decreased 137 basis points to 44.3% for fiscal 2000 from 45.7% in fiscal 1999. The increase in consolidated gross profit dollars for fiscal 2000 primarily is attributable to the consolidated net sales increases outlined above. The decrease in our consolidated gross margin for fiscal 2000 primarily is attributable to increased merchandise clearance sales at significantly lower margins during the fourth quarter of fiscal 2000 in response to the aforementioned softening of demand. Other contributing factors were incremental distribution capacity costs incurred in connection with our July 1999 addition of an East Coast Operations Center to accommodate anticipated future growth and certain incremental inbound freight costs we elected to incur during the first quarter of fiscal 2000 to accommodate greater than expected customer demand for our newly launched Natural Elements merchandise line. These unfavorable impacts on our consolidated gross margin for fiscal 2000 were offset in part by our ability to maintain targeted gross margins through the third quarter of fiscal 2000 due to increased customer response to our merchandise offerings and, to a lesser extent, higher average margin realizations on shipping and handling activities and on inventory clearance sales through our primary e-commerce web site, versus that realized on average by our outlet stores and clearance catalogs.

  Our consolidated SG&A expenses primarily consist of marketing expenses and, to a lesser extent, general and administrative expenses. Catalog development, production and circulation costs are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks to a few months. Our consolidated SG&A expenses increased by $39.2 million, or 27.3%, to $182.8 million for fiscal 2000 from $143.6 million in fiscal 1999. Our consolidated SG&A expenses increased as a percentage of consolidated net sales to 39.9% during fiscal 2000 from 39.7% in fiscal 1999. The increase in our consolidated SG&A expenses for fiscal 2000 primarily is attributable to the marketing costs incurred in connection with increased catalog mailings and, to a lesser extent, incremental infrastructure and personnel costs incurred with the addition of our East Coast Operations Center. The increase in our consolidated SG&A rate for fiscal 2000 primarily is attributable to the marketing costs incurred in connection with incremental, yet less profitable, catalog mailings made in connection with aggressive customer prospecting, particularly during the fiscal fourth quarter. This unfavorable impact on our consolidated SG&A rate was partially offset by increased sales leveraging of our fixed infrastructure costs.

  As a result of the foregoing, our consolidated income from operations decreased by $1.2 million, or 5.7%, to $20.5 million for fiscal 2000 from $21.7 million in fiscal 1999. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 4.5% for fiscal 2000 versus 6.0% for fiscal 1999.

  We realized consolidated net interest and other income of $1.1 million during fiscal 2000 as compared to $0.9 million in fiscal 1999. Our non-operating results for fiscal 1999 also reflected a non-recurring, pre-tax gain of $0.8 million from the sale of assets related to our previously discontinued Milepost Four men's apparel catalog.

  Slightly exceeding the 7.8% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $0.9 million, or 9.6%, to $8.4 million during fiscal 2000 from $9.3 million in fiscal 1999. As a percentage of our consolidated income before provision for income taxes, our consolidated provision for income taxes was 38.7% for fiscal 2000 as compared to 39.5% in fiscal 1999. The dollar decrease primarily reflects our lower profitability whereas the rate decrease primarily reflects the favorable effects of certain continuing tax credits obtained in connection with establishing our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

  We completed fiscal 2000 realizing consolidated net income of $13.2 million (net income per basic and diluted share of $1.26 and $1.22, respectively) as compared to $14.2 million (net income per basic and diluted share of $1.38 and $1.34, respectively) in fiscal 1999, a decrease of $0.9 million or 6.6%.

Fiscal 1999 Compared to Fiscal 1998

  Our consolidated net sales for fiscal 1999 were $361.6 million, an increase of $5.5 million, or 1.5%, from $356.1 million in fiscal 1998. However, after adjusting to exclude $17.4 million in fiscal 1998 net catalog sales directly attributable to our discontinued and subsequently sold Milepost Four men's apparel catalog title, our consolidated net sales for fiscal 1999 increased by $22.9 million, or 6.8%, from fiscal 1998.

  Our Direct Channel contributed $349.4 million in net sales during fiscal 1999, an increase of $2.9 million, or 0.8%, from the $346.5 million in net sales contributed during fiscal 1998. However, excluding the non-recurring Milepost Four catalog sales, our Direct Channel's net sales for fiscal 1999 increased by $20.3 million, or 6.2%, from fiscal 1998. As a percent of consolidated, as adjusted, net sales, our Direct Channel constituted 96.6% for fiscal 1999 as compared to 97.3% for fiscal 1998.

  Excluding 14.0 million in non-recurring Milepost Four catalog mailings during fiscal 1998, our fiscal 1999 catalog mailings increased by 0.7 million, or 0.5%, to 139.8 million from 139.1 million in fiscal 1998. As a result of this ongoing marketing investment in current and future customer growth across all sales channels, our proprietary mailing list increased by 1.5 million names, or 20.3%, to 8.9 million names at February 26, 2000 from 7.4 million names at February 27, 1999. Active customers increased by 0.2 million, or 10.0%, to 2.2 million at February 26, 2000 from 2.0 million at February 27, 1999.

  On a stand-alone basis, our Internet-based, e-commerce business accounted for $29.0 million, or 8.0% of consolidated net sales during fiscal 1999, as compared to only $0.4 million in fiscal 1998. Our e-commerce net sales continued their consecutive quarter-over-quarter growth since inception contributing $14.6 million during the fiscal 1999 fourth quarter as compared to $11.0 million, $2.6 million and $0.8 million during the preceding fiscal 1999 third, second and first quarters, respectively. Further reflecting its success as our primary sales growth vehicle, the quarterly contributions made by our e-commerce business to consolidated net sales were 13.0%, 9.9%, 4.0% and 1.1% during the respective fiscal 1999 quarters. At February 26, 2000, we had compiled a proprietary customer e-mail address database of 0.6 million names.

  Our Retail Channel, consisting of four full-line retail stores at fiscal year-end, contributed $12.2 million in net sales during fiscal 1999, an increase of $2.7 million, or 28.4%, from the $9.5 million contributed to consolidated, as adjusted, net sales during fiscal 1998. As a percentage of consolidated, as adjusted, net sales, our Retail Channel constituted 3.4% for fiscal 1999 as compared to 2.7% for fiscal 1998.

  The net sales growth realized by our Direct Channel during fiscal 1999 primarily was attributable to substantially increased order volume realized from our e-commerce web site, www.coldwatercreek.com, and, to a lesser extent, increased order volume from our core Northcountry catalog. These volume increases were more than sufficient to offset lower order volume from a more normalized level of Spirit of the West catalog mailings during fiscal 1999 and the fiscal 1999 absence of net sales from Milepost Four. As further elaborated upon in our Fiscal 1999 and Fiscal 1998 Annual Reports on Form 10-K, our fiscal 1998 net sales included an unusually high amount of low-margin clearance sales from incremental catalog mailings made to expeditiously liquidate Spirit of the West overstocks. The net sales growth realized by our Retail Channel during fiscal 1999 primarily was attributable to two initial pilot full-line "metropolitan" retail stores opened during the third quarter of fiscal 1999 just prior to the holiday shopping season.

  Our consolidated cost of sales were $196.3 million during fiscal 1999, an increase of $4.3 million, or 2.2%, from $192.0 million in fiscal 1998. Our consolidated gross profit increased by $1.2 million, or 0.7%, to $165.3 million for fiscal 1999 from $164.1 million in fiscal 1998, whereas our consolidated gross margin decreased by 38 basis points to 45.7% for fiscal 1999 from 46.1% in fiscal 1998. The increase in our consolidated gross profit dollars for fiscal 1999 primarily was attributable to the consolidated net sales increases outlined above. The decrease in our consolidated gross margin for fiscal 1999 primarily was attributable to increased distribution capacity costs incurred in connection with the July 1999 addition of our East Coast Operations Center and, to a lesser extent, certain receiving and shipping costs incurred in connection with the initial coordination of this new facility with our existing Sandpoint facility. We also experienced certain incremental labor costs from the hiring of a substantial number of new temporary employees for the holiday season at the new East Coast Operations Center. These unfavorable impacts on our fiscal 1999 gross margin were partially offset by our fiscal 1999 merchandise mix having higher margins, on average, than our fiscal 1998 merchandise mix, and, to a lesser extent, higher average margin realizations on shipping and handling activities and on excess inventory disposition sales through our e-commerce web site, www.coldwatercreek.com, versus that realized on average by our outlet stores and clearance catalogs.

  Our consolidated SG&A expenses decreased by $2.2 million, or 1.5%, to $143.6 million during fiscal 1999 from $145.7 million in fiscal 1998. Our consolidated SG&A expenses decreased as a percentage of consolidated net sales to 39.7% during fiscal 1999 from 40.9% in fiscal 1998. The decrease in consolidated SG&A expenses for fiscal 1999 primarily was attributable to various cost containment initiatives implemented throughout the marketing, general and administrative portions of the Company to mitigate the aforementioned increased costs being incurred in connection with the July 1999 addition of our East Coast Operations Center. The decrease in our consolidated SG&A rate for fiscal 1999 primarily was attributable to the fact that the comparative fiscal 1998 year was adversely impacted by high marketing costs as a result of incremental, yet less profitable, catalog mailings made in connection with aggressive customer prospecting and promotional clearances of excess merchandise inventory realized as a consequence of the lower than expected performance of Spirit of the West.

  As a result of the foregoing, our consolidated income from operations increased by $3.4 million, or 18.3%, to $21.7 million for fiscal 1999 from $18.4 million in fiscal 1998. Expressed as a percentage of consolidated net sales, consolidated income from operations was 6.0% for fiscal 1999 versus 5.2% in fiscal 1998.

  Reflecting our significantly improved operating cash flow position throughout fiscal 1999, primarily as a result of our heightened focus on supplier payment terms and inventory management, we realized consolidated net interest and other income of $0.9 million during fiscal 1999 versus consolidated net interest and other expense of $0.7 million during fiscal 1998, an improvement of $1.6 million or 224.0%. Also favorably impacting our fiscal 1999 profitability was a $0.8 million non-recurring, pre-tax gain on the sale of assets associated with our previously discontinued Milepost Four men's catalog title.

  Consistent with the 32.5% increase in consolidated pre-tax income, our consolidated provision for income taxes increased $2.3 million, or 32.3%, to $9.3 million during fiscal 1999 from $7.0 million in fiscal 1998. As a percentage of our consolidated income before provision for income taxes, our consolidated provisions for income taxes were 39.5% for both fiscal 1999 and fiscal 1998.

  We completed fiscal 1999 realizing consolidated net income of $14.2 million (net income per basic and diluted share of $1.38 and $1.34, respectively) versus $10.7 million (net income per basic and diluted share of $1.05 and $1.02, respectively) in fiscal 1998, an increase of $3.5 million or 32.6%.

Quarterly Results of Operations; Future Outlook

  Fiscal quarter to quarter sales and expense comparisons, both within and among fiscal years, are impacted by, in addition to other factors, the composition, magnitude and timing of our various merchandise offerings. Changes in the composition, magnitude and timing of our merchandise offerings are based upon our current understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may also be impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. The net sales realized from a particular merchandise offering may transcend fiscal quarters and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with a significant decline in customer orders thereafter.

  The following unaudited table contains selected quarterly financial data for fiscal 2000 and fiscal 1999. The distribution of net sales and net income among the fiscal 1999 quarters is generally representative of the quarterly and seasonal trends we have typically experienced in recent fiscal years as outlined in "Management's Discussion and Analysis--Overview." The decreased net income realized in the fourth quarter of fiscal 2000 primarily is due to a significant decline in customer response to our full-price merchandise offerings as discussed in greater detail below. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments, including the aforementioned retroactive revenue and expense reclassifications, necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

                                                         Fiscal 2000
                                              ---------------------------------
                                               First  Second   Third    Fourth
                                              Quarter Quarter Quarter  Quarter
                                              ------- ------- -------- --------
                                                (in thousands, except for per
                                                         share data)
Net sales...................................  $96,540 $86,309 $136,604 $138,992
Cost of sales...............................   54,505  46,795   71,769   82,118
Gross profit................................   42,035  39,514   64,835   56,874
Selling, general and administrative expenses   36,351  36,885   53,440   56,094
Income from operations......................    5,684   2,629   11,395      780
Provision for income taxes..................    2,308   1,151    4,535      370
Net income..................................  $ 3,595 $ 1,807 $  7,064 $    772
Net income per share--Basic.................  $  0.35 $  0.17 $   0.67 $   0.07
Net income per share--Diluted...............  $  0.34 $  0.17 $   0.64 $   0.07

                                                         Fiscal 1999
                                              ---------------------------------
                                               First  Second   Third    Fourth
                                              Quarter Quarter Quarter  Quarter
                                              ------- ------- -------- --------
                                                (in thousands, except for per
                                                         share data)
Net sales...................................  $71,957 $65,701 $111,256 $112,652
Cost of sales...............................   38,393  37,227   59,667   60,994
Gross profit................................   33,564  28,474   51,589   51,658
Selling, general and administrative
 expenses...................................   30,997  27,067   43,339   42,150
Income from operations......................    2,567   1,407    8,250    9,508
Provision for income taxes..................    1,044     948    3,401    3,858
Net income..................................  $ 1,569 $ 1,446 $  5,188 $  5,968
Net income per share--Basic.................  $  0.15 $  0.14 $   0.51 $   0.58
Net income per share--Diluted...............  $  0.15 $  0.14 $   0.49 $   0.56

--------
Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

  Beginning in mid-January of 2001, we began to experience a significant decline in customer response to our full-price merchandise offerings. We believe that our diminished sales demand primarily was a consequence of the widely publicized, continuing declines in overall consumer confidence in the U.S. economy during late 2000 and early 2001. This sales decline had a material adverse impact on our net income for the fiscal fourth quarter and year ending March 3, 2001.

  Our overall business continues to be negatively impacted by the weaker U.S. economy, particularly in the form of lower customer response rates and lower average order dollars. In order to mitigate the impact of anticipated lower sales, we have reduced our previously aggressive catalog circulation plans by significantly curtailing prospect mailings, and instead, we are emphasizing active customer mailings. Until a sustained improvement in consumer demand is noted, we will continue to maintain our overall merchandise inventory at a conservative level and strictly enforce our various cost containment measures, including curtailed catalog prospecting, reduced staffing levels and limited travel.

Liquidity and Capital Resources

  We have historically funded our growth through a combination of cash generated from operations, trade credit arrangements and short-term bank credit facilities. As our working capital requirements generally precede the realization of sales, we occassionally draw on our revolving line of credit to produce catalogs and increase inventory levels in anticipation of future sales realization. Our standard trade credit arrangements for purchased inventory and services typically require the net amount due to be paid by us within sixty days of the invoice date.

  We executed a new bank agreement effective October 23, 2000 that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. This new agreement superceded our previously existing bank agreement that provided us with a $47.4 million unsecured revolving credit facility (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At our option, the interest rate under the new agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that we must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility has a maturity date of July 31, 2003.

  Our operating activities generated $18.9 million, $30.5 million and $9.6 million of positive cash flow during fiscal 2000, 1999 and 1998, respectively. On a comparative year-to-year basis, the fiscal 2000 decrease from fiscal 1999 primarily reflects our lower net income and the negative cash flow effects of increased inventories, prepaid and deferred catalog costs, and income taxes payable, and decreased accounts payable and accrued liabilities. These negative cash flows were partially offset primarily by the positive cash flow effects of increased non-cash depreciation and amortization expenses and deferred income taxes, the absence of non-operating gains, and decreased receivables. The fiscal 1999 improvement over fiscal 1998 primarily reflects our higher net income complemented by the increase in non-cash depreciation and amortization expenses and the positive cash flow effects of increased accounts payable and accrued liabilities. These positive cash flows were partially offset primarily by the non-operating gain on the sale of Milepost Four assets and the negative cash flow effects of increased receivables and decreased deferred catalog costs and income tax liabilities.

  Our fiscal 2000 net positive operating cash flow of $18.9 million, as well as $3.9 million in net proceeds from exercises of stock options, primarily were utilized to fund $25.8 million in capital expenditures. Our fiscal 1999 net positive operating cash flow of $30.5 million, as well as $1.5 million in net proceeds from the sale of Milepost Four assets and $1.4 million in net proceeds from exercises of stock options, primarily were utilized to fund $16.6 million in capital expenditures, to fully pay-off our $9.9 million revolving line of credit balance, and to increase our cash and cash equivalents balance by

$7.4 million. Our fiscal 1998 net positive operating cash flow of $9.6 million, as well as $0.5 million in net proceeds from exercises of stock options, primarily were utilized to fund $10.3 million in capital expenditures.

  Our investing activities consumed $25.7 million, $14.6 million and $10.0 million of cash during fiscal 2000, 1999 and 1998, respectively, with cash outlays principally consisting of capital expenditures. Our fiscal 2000 capital expenditures primarily reflect the cost of hardware and software additions and upgrades for our corporate systems and e-commerce web sites, a new point-of-sale computer system for our growing base of retail stores, leasehold improvements for our six additional full-line "metropolitan" retail stores, the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space and related furnishings, and leasehold improvements and furnishings for our newly leased Coeur d'Alene Customer Service Call Center discussed below. Our fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for our new 600,000 square foot East Coast Operations Center, and to a lesser degree, hardware and software additions and upgrades to our corporate systems, including our primary e-commerce web site, and leasehold improvements related to our two new "metropolitan" retail stores. Our fiscal 1998 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for our added interim East Coast operations and, to a lesser degree, hardware and software upgrades to our corporate systems and leasehold improvements to our outlet stores. Our investing activities for fiscal 1999 also reflect $1.5 million in net proceeds from the aforementioned sale of Milepost Four assets and $0.6 million in net proceeds from the sale of land previously held for investment.

  Our financing activities provided $3.9 million and $0.2 million of cash during fiscal 2000 and fiscal 1998, respectively, and consumed $8.5 million of cash during fiscal 1999. Fiscal 2000 primarily reflects $3.9 million in net proceeds from exercises of stock options. Fiscal 1999 reflects $1.4 million in net proceeds from exercises of stock options and the full repayment of our previous $9.9 million revolving line of credit balance. Fiscal 1998 reflects $0.5 million in net proceeds from exercises of stock options and a net reduction of $0.3 million in our previous revolving line of credit balance.

  As a result of the foregoing, we had $38.6 million in working capital at March 3, 2001 as compared to $35.0 million at February 26, 2000. Our current ratio was 1.8 at March 3, 2001 and February 26, 2000. We continue to have no outstanding short- or long-term bank debt at March 3, 2001.

  As previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly-trafficked metropolitan areas. Just prior to the 1999 holiday shopping season, we opened two pilot full-line "metropolitan" retail stores. Based on the success achieved by these two pilot stores, we opened six additional full-line "metropolitan" retail stores during fiscal 2000. These eight full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. We currently remain fully committed to continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Our current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during fiscal year 2001. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

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

  We currently estimate between $20 million and $26 million in total capital expenditures during fiscal 2001, primarily consisting of leasehold improvements for approximately fifteen additional retail stores, hardware and software additions and upgrades for our corporate systems, including our retail store systems and e-commerce web sites, and miscellaneous material handling and other equipment. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

  On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase up to 300,000 outstanding common shares of the Company via open market purchases. Repurchased common shares, if any, will either be held in treasury or utilized to fulfill ongoing obligations under our 1996 Stock Option/Stock Issuance Plan.

  We believe that cash flow from operations and borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives, as well as any share repurchases, for the foreseeable future. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are not exposed to financial market risks from changes in foreign currency exchange rates and currently are only minimally impacted by changes in interest rates. Borrowings under our bank credit facility are at a variable rate of interest and, based on our current level of borrowings, we experience only modest changes in interest expense when market interest rates change. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   43

Consolidated Balance Sheets as of March 3, 2001 and February 26, 2000....   44

Consolidated Statements of Operations for the fiscal years ended March 3,
 2001, February 26, 2000 and February 27, 1999...........................   45

Consolidated Statements of Stockholders' Equity for the fiscal years
 ended March 3, 2001, February 26, 2000 and February 27, 1999............   46

Consolidated Statements of Cash Flows for the fiscal years ended March 3,
 2001, February 26, 2000 and February 27, 1999...........................   47

Notes to the Consolidated Financial Statements...........................   48

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Coldwater Creek Inc.:

  We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiary as of March 3, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiary as of March 3, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boise, Idaho
April 10, 2001

                      COLDWATER CREEK INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                          March 3, February 26,
                                                            2001       2000
                                                          -------- ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $  4,600   $  7,533
  Receivables............................................    7,077      5,741
  Inventories............................................   66,149     60,203
  Prepaid expenses.......................................    3,856      1,319
  Prepaid catalog costs..................................    5,581      3,994
  Deferred income taxes..................................    2,073      2,031
                                                          --------   --------
    TOTAL CURRENT ASSETS.................................   89,336     80,821
Deferred catalog costs...................................    7,240      2,817
Property and equipment, net..............................   55,151     38,895
Other....................................................    1,236      1,453
                                                          --------   --------
    TOTAL ASSETS......................................... $152,963   $123,986
                                                          ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................... $ 34,335   $ 30,098
  Accrued liabilities....................................   16,420     13,549
  Income taxes payable...................................      --       2,140
                                                          --------   --------
    TOTAL CURRENT LIABILITIES............................   50,755     45,787
  Deferred income taxes..................................    3,866      1,629
  Deferred rents.........................................    2,207        --
                                                          --------   --------
    TOTAL LIABILITIES....................................   56,828     47,416
                                                          --------   --------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding...............      --         --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 10,657,324 and 10,319,345 issued and
   outstanding, respectively.............................      107        103
  Additional paid-in capital.............................   47,902     41,579
  Retained earnings......................................   48,126     34,888
                                                          --------   --------
    TOTAL STOCKHOLDERS' EQUITY...........................   96,135     76,570
                                                          --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $152,963   $123,986
                                                          ========   ========

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                    Fiscal Year Ended
                                            ----------------------------------
                                            March 3, February 26, February 27,
                                              2001       2000         1999
                                            -------- ------------ ------------
Net sales.................................. $458,445   $361,566     $356,079
Cost of sales..............................  255,187    196,281      191,966
                                            --------   --------     --------
  GROSS PROFIT.............................  203,258    165,285      164,113
Selling, general and administrative
 expenses..................................  182,770    143,553      145,735
                                            --------   --------     --------
  INCOME FROM OPERATIONS...................   20,488     21,732       18,378
Interest, net, and other...................    1,114        864         (697)
Gain on sale of Milepost Four assets.......      --         826          --
                                            --------   --------     --------
  INCOME BEFORE PROVISION FOR INCOME
   TAXES...................................   21,602     23,422       17,681
Provision for income taxes.................    8,364      9,251        6,990
                                            --------   --------     --------
  NET INCOME............................... $ 13,238   $ 14,171     $ 10,691
                                            ========   ========     ========
  NET INCOME PER SHARE--BASIC.............. $   1.26   $   1.38     $   1.05
                                            ========   ========     ========
  NET INCOME PER SHARE--DILUTED............ $   1.22   $   1.34     $   1.02
                                            ========   ========     ========


   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                    Common Stock   Additional
                                  ----------------  Paid-in   Retained
                                  Shares Par Value  Capital   Earnings  Total
                                  ------ --------- ---------- -------- -------
BALANCE AT FEBRUARY 28, 1998..... 10,120   $101     $38,748   $10,026  $48,875
Net income.......................    --     --          --     10,691   10,691
Net proceeds from exercise of
 stock options...................     63      1         539       --       540
                                  ------   ----     -------   -------  -------
BALANCE AT FEBRUARY 27, 1999..... 10,183   $102     $39,287   $20,717  $60,106
Net income.......................    --     --          --     14,171   14,171
Net proceeds from exercise of
 stock options...................    136      1       1,409       --     1,410
Tax benefit from exercises of
 stock options...................    --     --          883       --       883
                                  ------   ----     -------   -------  -------
BALANCE AT FEBRUARY 26, 2000..... 10,319   $103     $41,579   $34,888  $76,570
Net income.......................    --     --          --     13,238   13,238
Net proceeds from exercise of
 stock options...................    338      4       3,921       --     3,925
Tax benefit from exercises of
 stock options...................    --     --        2,402       --     2,402
                                  ------   ----     -------   -------  -------
BALANCE AT MARCH 3, 2001......... 10,657   $107     $47,902   $48,126  $96,135
                                  ======   ====     =======   =======  =======


   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended
                                            -----------------------------------
                                            March 3,  February 26, February 27,
                                              2001        2000         1999
                                            --------  ------------ ------------
OPERATING ACTIVITIES:
  Net income............................... $ 13,238    $ 14,171     $ 10,691
                                            --------    --------     --------
Non cash items:
  Depreciation and amortization............    9,760       7,242        5,691
  Deferred income taxes....................    2,195      (1,780)        (100)
  Gain on sale of Milepost Four assets.....      --         (826)         --
  Other, net...............................      230         (30)         --
Net change in current assets and
 liabilities:
  Receivables..............................      748      (1,881)       1,336
  Inventories..............................   (5,946)     (4,449)      (3,423)
  Prepaid expenses.........................      (96)        (85)       1,495
  Prepaid catalog costs....................   (1,587)        280       (1,480)
  Accounts payable.........................    4,026      13,012      (10,189)
  Accrued liabilities......................    2,871       5,881       (2,849)
  Income taxes payable.....................   (2,140)     (1,421)       4,629
(Increase) decrease in deferred catalog
 costs.....................................   (4,423)        378        3,825
                                            --------    --------     --------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES............................ $ 18,876    $ 30,492     $  9,626
                                            --------    --------     --------
INVESTING ACTIVITIES:
  Purchase of property and equipment....... $(25,842)   $(16,647)    $(10,266)
  Repayments from (loans to) executives....      161         (77)         244
  Proceeds from sale of Milepost Four
   assets..................................      --        1,546          --
  Purchase of marketable securities........      --       (2,280)         --
  Proceeds from sale of marketable
   securities..............................      --        2,239          --
  Proceeds from sale of land...............      --          639          --
                                            --------    --------     --------
    NET CASH USED IN INVESTING ACTIVITIES.. $(25,681)   $(14,580)    $(10,022)
                                            --------    --------     --------
FINANCING ACTIVITIES:
  Net repayments under revolving line of
   credit.................................. $    --     $ (9,938)    $   (326)
  Net proceeds from exercises of stock
   options.................................    3,925       1,410          540
  Other financing costs....................      (53)        --           --
                                            --------    --------     --------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES.................. $  3,872    $ (8,528)    $    214
                                            --------    --------     --------
    NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS......................   (2,933)      7,384         (182)
    Cash and cash equivalents, beginning...    7,533         149          331
                                            --------    --------     --------
    CASH AND CASH EQUIVALENTS, ENDING...... $  4,600    $  7,533     $    149
                                            ========    ========     ========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid for interest................... $      7    $     47     $  1,012
  Cash paid for income taxes...............    8,152      12,656        1,546
  Tax benefit from exercises of stock
   options.................................    2,402         883          --
  Deferred rent............................    2,084         --           --

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Organizational Structure and Nature of Operations

  Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel retailer of women's apparel, jewelry, footwear, gift items and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, interactive e-commerce web sites (www.coldwatercreek.com and www.galleryatthecreek.com) and full-line retail stores, primarily in major metropolitan areas.

  Through its wholly owned subsidiary, Coldwater Creek Outlet Stores Inc., the Company also operates outlet stores that, along with its www.coldwatercreek.com e-commerce web site and periodic clearance catalogs, serve as disposition vehicles for excess merchandise inventory. This subsidiary is consolidated in these financial statements and all material intercompany transactions and balances have been eliminated.

 Fiscal Periods

  References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in a fifty-two week fiscal year but will occassionally give rise to an additional week resulting in a fifty-three week fiscal year. The Company's most recently completed fiscal year ended March 3, 2001 ("fiscal 2000") consisted of fifty-three weeks whereas its preceding fiscal years ended February 26, 2000 ("fiscal 1999") and February 27, 1999 ("fiscal 1998") consisted of fifty-two weeks.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

 Reclassifications

  Certain amounts in the consolidated financial statements for the prior fiscal year periods have been reclassified to be consistent with the current fiscal year's presentation.

  During the fourth quarter of fiscal 2000, the Company elected to reclassify the balance of merchandise buying costs, as well as returned merchandise processing costs and store occupancy costs, from selling, general and administrative ("SG&A") expenses to cost of sales in order to facilitate industry peer group comparability, particularly as the Company grows its Retail Channel. The Company restated all prior period financial statements on a consistent basis. These reclassifications had no impact on operating income, net income or net income per share for any reported period.

 Recently Adopted Accounting Standards and SEC Staff Accounting Bulletins

  In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Pursuant to EITF 00-10, amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the merchandise

                      COLDWATER CREEK INC. AND SUBSIDIARY
provided and must be classified as sales revenue. As allowed by EITF 00-10 the related shipping and handling costs incurred by the Company have been reclassified to cost of sales. As required, the Company adopted EITF 00-10 during the fourth quarter of fiscal 2000 and restated all prior period financial statements on a consistent basis. In previously published financial statements, the Company had netted shipping and handling revenues earned against shipping and handling costs incurred within SG&A expenses. These reclassifications had no impact on operating income, net income or net income per share for any reported period.

  In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements prepared under generally accepted accounting principles in the United States. As the Company's revenue recognition policies previously complied with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 101, the Company's fiscal 2000 adoption of SAB 101 did not have a material impact on its consolidated financial statements.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that subsequent changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. The Company adopted the provisions of SFAS No. 133, as amended, effective March 4, 2001 for its fiscal 2001 financial statements. As the Company was not a party to any derivative instruments, the cumulative effect of adoption did not have a material impact on the Company's financial statements.

 Revenue Recognition

  The Company recognizes sales and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. List rental income is netted against SG&A expenses.

 Cash and Cash Equivalents

  Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

 Inventories

  Inventories primarily consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

                      COLDWATER CREEK INC. AND SUBSIDIARY

 Catalog Costs

  Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs on the balance sheet until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs on the balance sheet and are amortized into SG&A expenses over the expected sales realization cycle, typically several weeks to a few months. SG&A expenses include amortized catalog expenses of $107.2 million, $84.1 million and $95.7 million for fiscal 2000, 1999 and 1998, respectively.

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

  The provision for related depreciation and amortization is computed using the straight-line method. The estimated useful lives for buildings and land improvements are fifteen to thirty years. The estimated useful lives for furniture and fixtures, technology hardware and software and machinery and equipment are three to seven years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to twenty years, whichever is less.

 Deferred Rent

  Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

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

 Cost of Sales and SG&A Expenses

  The Company's consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. The Company's consolidated SG&A expenses primarily consist of marketing expenses and general and administrative expenses.

                      COLDWATER CREEK INC. AND SUBSIDIARY

 Pre-opening costs

  The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in SG&A expenses. Pre-opening costs were $818,000, $202,000 and $265,000 during fiscal 2000, 1999 and 1998, respectively.

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

 Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, receivables and payables and executive loans for which the carrying amounts approximate fair value in all material respects.

 Segment Reporting

  The Company's chief operating decision makers consist of members of senior management that work together to allocate resources to, and assess the performance of, the Company's business. Senior management currently manages the Company's business, assesses its performance, and allocates its resources as a single operating segment.

  The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, principally Canada and Japan, have been less than ten percent of net sales in each reported period. Net sales of apparel products represented approximately three-quarters of the Company's consolidated net sales during fiscal 2000, 1999 and 1998. The balance of consolidated net sales consists of jewelry, footwear, gift items and soft home accessories.

2. PROPERTY AND EQUIPMENT

  Property and equipment, net, consists of the following:

                                                          March 3,  February 26,
                                                            2001        2000
                                                          --------  ------------
                                                             (in thousands)
   Land.................................................. $    152    $    152
   Building and land improvements........................   11,466      11,466
   Leasehold improvements................................   21,566      12,829
   Furniture and fixtures................................    6,096       4,239
   Technology hardware and software......................   38,061      24,111
   Machinery and equipment...............................    5,604       6,346
   Construction in progress..............................    2,409         758
                                                          --------    --------
                                                            85,354      59,901
   Less accumulated depreciation and amortization........  (30,203)    (21,006)
                                                          --------    --------
                                                          $ 55,151    $ 38,895
                                                          ========    ========

                      COLDWATER CREEK INC. AND SUBSIDIARY

  The Company leases its East Coast Operations Center, Coeur d'Alene, Idaho Customer Service Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain of these leases provide for percentage rentals on sales above specified minimums and contain escalation clauses and renewal options. Aggregate rent expense incurred under these operating leases was $7,223,000, $4,734,000 and $1,824,000 for fiscal 2000, 1999 and 1998, respectively. Certain of these leases are noncancellable and have aggregate minimum lease payment requirements as of March 3, 2001 of $7,040,000 in fiscal 2001, $6,967,000 in fiscal 2002, $6,592,000 in fiscal
2003, $6,460,000 in fiscal 2004 and $6,208,000 in fiscal 2005, with total payments thereafter of $50,912,000.

3. REVOLVING LINE OF CREDIT

  The Company executed a new bank agreement effective October 23, 2000 that provides the Company with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. This new agreement supercedes the Company's previously existing bank agreement that provided the Company with a $47.4 million unsecured revolving credit facility (with a sub-limit of $7.0 million for letters of credit) and a term standby letter of credit of $2.6 million. At the option of the Company, the interest rate under the new agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The underlying bank credit agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The new credit facility has a maturity date of July 31, 2003. The Company incurred commitment fees of $95,000, $69,000 and $35,000 in fiscal 2000, 1999 and 1998, respectively.

  At March 3, 2001, the Company had $0.2 million in outstanding letters of credit.

4. ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                           March 3, February 26,
                                                             2001       2000
                                                           -------- ------------
                                                              (in thousands)
Accrued payroll, related taxes and benefits............... $ 4,408    $ 4,912
Accrued sales returns.....................................   8,783      7,629
Other.....................................................   3,229      1,008
                                                           -------    -------
                                                           $16,420    $13,549
                                                           =======    =======

                      COLDWATER CREEK INC. AND SUBSIDIARY

5. INCOME TAXES

  The Company's income tax provisions include the following:

                                                     Fiscal Year Ended
                                             ----------------------------------
                                             March 3, February 26, February 27,
                                               2001       2000         1999
                                             -------- ------------ ------------
                                                       (in thousands)
Current income tax provision:
 Federal....................................  $5,452    $ 9,751       $5,816
 State......................................     717      1,280        1,274
Deferred income tax provision (benefit):
 Federal....................................   1,940     (1,573)         (82)
 State......................................     255       (207)         (18)
                                              ------    -------       ------
  Total income tax provision................  $8,364    $ 9,251       $6,990
                                              ======    =======       ======

  Reconciliations of the statutory U.S. federal income tax rate and the Company's effective income tax rates are as follows:

                                 Fiscal Year Ended
                         ----------------------------------
                         March 3, February 26, February 27,
                           2001       2000         1999
                         -------- ------------ ------------
Statutory income tax
 rate...................   35.0%      35.0%        35.0%
State income taxes, net
 of federal benefit.....    3.7        4.5          4.5
                           ----       ----         ----
Effective income tax
 rate...................   38.7%      39.5%        39.5%
                           ====       ====         ====

  The tax effect of temporary differences that cause significant portions of the deferred tax assets and liabilities are as follows:

                                          March 3, 2001     February 26, 2000
                                        ------------------- -------------------
                                        Current  Noncurrent Current  Noncurrent
                                        -------  ---------- -------  ----------
                                                   (in thousands)
Assets:
 Inventories........................... $    73   $   --    $    52   $   --
 Accrued sales returns.................   3,617       --      3,021       --
 Other.................................     593       --        539       --
                                        -------   -------   -------   -------
  Total deferred tax assets............ $ 4,283   $   --    $ 3,612   $   --
                                        -------   -------   -------   -------
Liabilities:
 Prepaid catalog costs................. $(2,210)  $   --    $(1,581)  $   --
 Deferred catalog costs................     --     (2,867)      --     (1,116)
 Tax basis depreciation................     --       (999)      --       (513)
                                        -------   -------   -------   -------
  Total deferred tax liabilities....... $(2,210)  $(3,866)  $(1,581)  $(1,629)
                                        -------   -------   -------   -------
  Net deferred tax assets
   (liabilities)....................... $ 2,073   $(3,866)  $ 2,031   $(1,629)
                                        =======   =======   =======   =======

  The Company offsets its West Virginia income tax liability with investment tax credits related to its East Coast Distribution Center operations. These tax credits can be utilized through 2012 and are limited each year to 80% of the Company's West Virginia income tax liability. The Company recognizes the income tax benefit of these investment tax credits in the year in which they are used. In the current year, the Company used $182,000 of these investment tax credits to offset its West Virginia income tax liability.

                      COLDWATER CREEK INC. AND SUBSIDIARY

6. EARNINGS PER SHARE

  The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share:

                                                     Fiscal Year Ended
                                             ----------------------------------
                                             March 3, February 26, February 27,
                                               2001       2000         1999
                                             -------- ------------ ------------
                                                       (in thousands)
Net income.................................  $13,238    $14,171      $10,691
                                             =======    =======      =======
Average shares outstanding used to
 determine net income per basic common
 share.....................................   10,497     10,236       10,167
Net effect of dilutive stock options based
 on the treasury
 stock method using average market price
 (1).......................................      395        352          336
                                             -------    -------      -------
Average shares used to determine net income
 per diluted
 common share..............................   10,892     10,588       10,503
                                             =======    =======      =======

--------
(1) Anti-dilutive stock options excluded from the above computations were 255, 277 and 354 for fiscal 2000, 1999 and 1998, respectively.

7. CAPITAL STOCK

  On July 31, 2000, the Company obtained majority approval from its shareholders to increase its common shares authorized for issuance from 15,000,000 common shares to 60,000,000 common shares.

  On March 31, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 300,000 outstanding shares of its common stock via open market purchases. Repurchased shares of common stock, if any, will either be held in treasury or utilized to fulfill ongoing obligations under the Company's 1996 Stock Option/Stock Issuance Plan.

8. 1996 STOCK OPTION/STOCK ISSUANCE PLAN

  The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996 with 1,111,847 shares of common stock initially authorized for issuance. Subsequently, the Board of Directors has authorized additional allotments of 350,000 shares and 100,000 shares for issuance under the 1996 Plan which were approved by a majority of shareholders on July 11, 1998 and July 15, 2000, respectively. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board of Directors.

  The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, which include officers and other key employees, non-employee directors and consultants and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of their fair market value for non-statutory options and 100% of their fair market value for incentive options on the grant date, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly at a price not less than 100% of their fair market value at the time of issuance or as a bonus tied to the performance of services and/or achievement of performance goals, and (iii) the Automatic Option Grant Program under

                      COLDWATER CREEK INC. AND SUBSIDIARY
which option grants will automatically be made at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date.

  Under the Discretionary Option Grant Program component of the 1996 Plan, employees have been granted options which remain outstanding at March 3, 2001 to purchase 915,373 shares of common stock. Under the Automatic Option Grant Program component of the 1996 Plan, non-employee members of the Board of Directors have been granted options which remain outstanding at March 3, 2001 to purchase 81,921 shares of common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee members of the Board of Directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program subject to earlier expiration for vested options not exercised following termination of employment and have a maximum term of ten years under the Automatic Option Grant Program subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

  A summary of the status of the Company's stock options as of March 3, 2001 and February 26, 2000, and changes during the fiscal years then ended, is presented below:

                                  March 3, 2001                   February 26, 2000
                         --------------------------------- ---------------------------------
                                                  Weighted                          Weighted
                                                  Average                           Average
                                      Exercise    Exercise              Exercise    Exercise
                          Options       Price      Price    Options       Price      Price
                         ---------  ------------- -------- ---------  ------------- --------
Outstanding at
 beginning of period.... 1,173,176  $ 6.58--41.50  $16.01  1,243,681  $ 6.58--41.50  $16.27
Granted.................   244,100   17.00--38.88   24.19    268,792   10.06--28.00   16.79
Exercised...............  (337,979)   6.58--31.00   11.60   (136,228)   6.58--24.25   10.35
Forfeited...............   (82,003)  10.06--41.50   23.64   (203,069)   6.58--41.50   21.54
                         ---------  -------------  ------  ---------  -------------  ------
Outstanding at end of
 period.................   997,294  $ 6.58--41.50  $18.77  1,173,176  $ 6.58--41.50  $16.01
                         =========  =============  ======  =========  =============  ======
Exercisable.............   490,729  $ 6.58--41.50  $17.74    550,890  $ 6.58--41.50  $15.32
                         =========  =============  ======  =========  =============  ======

  As allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference between the market value of the stock and the option exercise price at the measurement date. The measurement date is the date at which both the number of options and the exercise price for each option are known.

                      COLDWATER CREEK INC. AND SUBSIDIARY

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                     Fiscal Year Ended
                                             -----------------------------------
                                             March 3,  February 26, February 27,
                                               2001        2000         1999
                                             --------  ------------ ------------
Risk free interest rate.....................     5.6%        5.9%         5.2%
Expected volatility.........................    80.8%       81.0%        72.3%
Expected life (in years)....................       4           4            7
Expected dividends..........................    None        None         None

  Had compensation expense for the 1996 Plan been determined using the compensation measurement principles of SFAS No. 123, the Company's net income and related net income per basic and diluted share amounts would have been reduced as follows:

                                                     Fiscal Year Ended
                                             -----------------------------------
                                             March 3,  February 26, February 27,
                                               2001        2000         1999
                                             --------  ------------ ------------
Net income (in thousands)................... $(1,258)    $(1,325)     $(1,680)
Net income per share--Basic................. $ (0.12)    $ (0.13)     $ (0.17)
Net income per share--Diluted............... $ (0.12)    $ (0.13)     $ (0.16)

  The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

  The following table provides summarized information about stock options outstanding at March 3, 2001:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                      Contractual Average              Average
                            Options      Life     Exercise   Options   Exercise
                          Outstanding   (Years)    Price   Exercisable  Price
Range of Exercise Prices  ----------- ----------- -------- ----------- --------
$00.00--$09.99...........    86,948       5.0      $ 6.58     86,948    $ 6.58
$10.00--$19.99...........   608,735       7.8       14.99    267,190     14.58
$20.00--$29.99...........   160,435       8.6       26.71     53,565     26.46
$30.00--$39.99...........   119,776       7.6       32.16     66,851     32.11
$40.00--$49.99...........    21,400       7.0       41.50     16,175     41.50

9. EMPLOYEE STOCK PURCHASE PLAN

  The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the employees enrollment date or the last day of each six-month purchase interval. The maximum number of shares that an employee may purchase on any one purchase date may not exceed 1,000 shares. Employees purchased 13,000 shares during both fiscal 2000 and fiscal 1999, and 17,000 shares during fiscal 1998. The average prices for the above purchases were $11.95, $10.26 and $18.18 for fiscal 2000, 1999 and 1998, respectively.

                      COLDWATER CREEK INC. AND SUBSIDIARY

10. RETIREMENT PLAN AND INCENTIVE BASED PROGRAMS

  Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer their current compensation up to certain statutorily prescribed annual limits and to contribute such amounts to the 401(k) Plan. Contributions to the 401(k) Plan and income earned on the contributions are not taxable to employees until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been working with the Company for one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' contribution and provides a discretionary profit sharing contribution based on overall profitability of the Company. The Company recognized contribution expense of $885,000, $693,000 and $589,000 for fiscal 2000, 1999 and 1998, respectively.

  Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $1.2 million and $1.5 million at March 3, 2001 and February 26, 2000, respectively.

  During fiscal 1999 and 2000, the Board of Directors' Compensation Committee authorized compensation bonus pools aggregating up to $2.0 million as additional incentives to retain key employees. Under such program, individually dated bonus pools of up to $1.7 million and $0.3 million designated to certain key employees will be payable in lump sums on September 25, 2001 and March 25, 2002, respectively, provided that certain specified performance criteria over the preceding twenty-four month period have been met by both the key employee and the Company as a whole. The Company is accruing the related compensation expense to each key employee on a straight-line basis over the applicable twenty-four month period based on performance to date and the current expectation that the specified performance criteria will be met by both the key employee and the Company as a whole.

11. CONTINGENCIES

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

  The Company and its subsidiary collect sales taxes from customers transacting purchases in states which the Company or its subsidiary have physically based some portion of their retailing business. The Company and its subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states,

                      COLDWATER CREEK INC. AND SUBSIDIARY
absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        Fiscal 2000
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $96,540 $86,309 $136,604 $138,992
Cost of sales...............................  54,505  46,795   71,769   82,118
Gross profit................................  42,035  39,514   64,835   56,874
Selling, general and administrative
 expenses...................................  36,351  36,885   53,440   56,094
Income from operations......................   5,684   2,629   11,395      780
Provision for income taxes..................   2,308   1,151    4,535      370
Net income.................................. $ 3,595 $ 1,807 $  7,064 $    772
Net income per share--Basic................. $  0.35 $  0.17 $   0.67 $   0.07
Net income per share--Diluted............... $  0.34 $  0.17 $   0.64 $   0.07

                                                        Fiscal 1999
                                             ---------------------------------
                                              First  Second   Third    Fourth
                                             Quarter Quarter Quarter  Quarter
                                             ------- ------- -------- --------
                                               (in thousands, except for per
                                                        share data)
Net sales................................... $71,957 $65,701 $111,256 $112,652
Cost of sales...............................  38,393  37,227   59,667   60,994
Gross profit................................  33,564  28,474   51,589   51,658
Selling, general and administrative
 expenses...................................  30,997  27,067   43,339   42,150
Income from operations......................   2,567   1,407    8,250    9,508
Provision for income taxes..................   1,044     948    3,401    3,858
Net income.................................. $ 1,569 $ 1,446 $  5,188 $  5,968
Net income per share--Basic................. $  0.15 $  0.14 $   0.51 $   0.58
Net income per share--Diluted............... $  0.15 $  0.14 $   0.49 $   0.56

--------
Note: The aggregate of certain of the above amounts may differ from that reported for the full fiscal year due to the effects of rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the executive officers of the Registrant, See Item 4 -- "Directors and Executive Officers" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 14, 2001, filed with the Commission on May 30, 2001 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 14, 2001, filed with the Commission on May 30, 2001 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 14, 2001, filed with the Commission on May 30, 2001 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on July 14, 2001, filed with the Commission on May 30, 2001 pursuant to Regulation 14A.

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

--------
* PREVIOUSLY FILED

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 1st day of June 2001.

                                          COLDWATER CREEK INC.

                                               /s/ Georgia Shonk-Simmons
                                          By: _________________________________
                                                   Georgia Shonk-Simmons
                                                 President, Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      *Georgia Shonk-Simmons         President, Chief Executive     June 1, 2001
____________________________________  Officer and Director
       Georgia Shonk-Simmons

          *Donald Robson             Executive Vice-President,      June 1, 2001
____________________________________  Chief Financial Officer and
           Donald Robson              Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

         *Dennis C. Pence            Chairman of the Board of       June 1, 2001
____________________________________  Directors and Secretary
          Dennis C. Pence

            *Ann Pence               Executive Creative Director    June 1, 2001
____________________________________  and Vice-Chairman of the
             Ann Pence                Board of Directors

       *James R. Alexander           Director                       June 1, 2001
____________________________________
         James R. Alexander

        *Michelle Collins            Director                       June 1, 2001
____________________________________
          Michelle Collins

           *Curt Hecker              Director                       June 1, 2001
____________________________________
            Curt Hecker

        *Duncan Highsmith            Director                       June 1, 2001
____________________________________
          Duncan Highsmith

        *Robert H. McCall            Director                       June 1, 2001
____________________________________
          Robert H. McCall

       /s/ Donald Robson
*By: _______________________________
           Donald Robson