Form 10-Q
period 2001-06-02
COLDWATER CREEK INC
filed 2001-07-17
CIK 1018005

________________________________________________________________________________
________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 2, 2001

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
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                       Shares outstanding as of July 13, 2001
-------------------------------   ----------------------------------------------

 Common Stock ($.01 par value)                       10,683,374

________________________________________________________________________________
________________________________________________________________________________

                              INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 2, 2001 and March 3, 2001...............    3

Condensed Consolidated Statements of Operations for the three month periods ended
  June 2, 2001 and May 27, 2000.......................................................    4

Condensed Consolidated Statements of Cash Flows for the three month periods ended
  June 2, 2001 and May 27, 2000.......................................................    5

Notes to Condensed Consolidated Financial Statements..................................    6


Item 2.  Management's Discussion and Analysis.........................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   21



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings............................................................   22

Item 2.  Changes in Securities and Use of Proceeds....................................   22

Item 3.  Defaults Upon Senior Securities..............................................   22

Item 4.  Submission of Matters to a Vote of Security Holders..........................   22

Item 5.  Other Information............................................................   22

Item 6.  Exhibits and Reports on Form 8-K.............................................   22

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

PART I.     FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except for share data)

                                                                            June 2,     March 3,
                                                                             2001        2001
                                                                          ----------  ----------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                             $  16,714   $   4,600
    Receivables                                                               5,506       7,077
    Inventories                                                              67,564      66,149
    Prepaid expenses                                                          3,213       3,856
    Prepaid catalog costs                                                     2,188       5,581
    Deferred income taxes                                                     2,073       2,073
                                                                          ----------  ----------

              Total current assets                                           97,258      89,336

Deferred catalog costs                                                        4,562       7,240
Property and equipment, net                                                  57,395      55,151
Other                                                                         1,236       1,236
                                                                          ----------  ----------

              Total assets                                                $ 160,451   $ 152,963
                                                                          ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $  37,506   $  34,335
    Accrued liabilities                                                      18,697      16,420
                                                                          ----------  ----------

              Total current liabilities                                      56,203      50,755

Deferred income taxes                                                         3,866       3,866
Deferred rents                                                                2,736       2,207
                                                                          ----------  ----------

              Total liabilities                                              62,805      56,828
                                                                          ----------  ----------

Commitments and contingencies


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                      -           -
    Common stock, $.01 par value, 60,000,000 shares authorized,
     10,664,924 and 10,657,324 issued and outstanding, respectively             107         107
    Additional paid-in capital                                               48,036      47,902
    Retained earnings                                                        49,503      48,126
                                                                          ----------  ----------

              Total stockholders' equity                                     97,646      96,135
                                                                          ----------  ----------

              Total liabilities and stockholders' equity                  $ 160,451   $ 152,963
                                                                          ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except for per share data)


                                                        Three Months Ended
                                                       -------------------
                                                        June 2,    May 27,
                                                         2001       2000
                                                       ---------  --------


Net sales                                              $ 112,868  $ 96,540

Cost of sales                                             63,300    54,505
                                                       ---------  --------

              Gross profit                                49,568    42,035

Selling, general and administrative expenses              47,429    36,351
                                                       ---------  --------

              Income from operations                       2,139     5,684

Interest, net, and other                                     107       219
                                                       ---------  --------

              Income before provision for income taxes     2,246     5,903

Provision for income taxes                                   869     2,308
                                                       ---------  --------

              Net income                               $   1,377  $  3,595
                                                       =========  ========

              Net income per share - Basic             $    0.13  $   0.35
                                                       =========  ========

              Net income per share - Diluted           $    0.13  $   0.34
                                                       =========  ========


  The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                     Three Months Ended
                                                     ------------------
                                                      June 2,    May 27,
                                                        2001      2000
                                                     --------  --------

OPERATING ACTIVITIES:
Net income                                           $  1,377  $  3,595

Non cash items:
    Depreciation and amortization                       2,845     2,142
    Deferred rents                                          4         -
    Other, net                                              -       166
    Deferred income taxes                                   -      (813)
Net change in current assets and liabilities:
    Receivables                                         2,066     1,275
    Inventories                                        (1,415)    4,187
    Prepaid expenses                                      645      (140)
    Prepaid catalog costs                               3,393     2,977
    Accounts payable                                    3,171       479
    Accrued liabilities                                 2,277     1,555
    Income taxes payable                                    -       904
Decrease (increase) in deferred catalog costs           2,678    (3,642)
                                                     --------  --------

      Net cash provided by operating activities      $ 17,041  $ 12,685
                                                     --------  --------

INVESTING ACTIVITIES:
    Purchase of property and equipment               $ (5,036) $ (1,563)
    Repayments of loans to executives                       -       161
                                                     --------  --------

      Net cash used in investing activities          $ (5,036) $ (1,402)
                                                     --------  --------

FINANCING ACTIVITIES:
    Net proceeds from exercises of stock options     $    109  $    643
                                                     --------  --------

      Net cash provided by financing activities      $    109  $    643
                                                     --------  --------

        Net increase in cash and cash equivalents      12,114    11,926
            Cash and cash equivalents, beginning        4,600     7,533
                                                     --------  --------

        Cash and cash equivalents, ending            $ 16,714  $ 19,459
                                                     ========  ========


SUPPLEMENTAL CASH FLOW DATA:
---------------------------
    Cash paid for interest                           $      7  $      -
    Cash paid for income taxes                             90     2,225
    Tax benefit from exercises of stock options            25       307
    Deferred rents                                        525         -


  The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Condensed Consolidated Financial Statements

Organizational Structure and Nature of Operations

     Coldwater Creek Inc. (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel retailer of women's apparel, jewelry, footwear, gifts and soft home accessories, primarily marketing its merchandise through targeted catalog mailings, interactive e-commerce web sites (www.coldwatercreek.com and www.galleryatthecreek.com) and full-line retail stores, primarily in major metropolitan areas.

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

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three-month periods or fiscal quarters refer to the respective thirteen weeks ended on the date indicated.

Preparation of Interim Condensed Consolidated Financial Statements

     The interim condensed consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Form 10-K Annual Report which includes audited consolidated financial statements and related notes thereto for the fiscal year ended March 3, 2001.

Use of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the condensed consolidated financial statements for the prior fiscal year interim period have been reclassified to be consistent with the current fiscal year's interim presentation.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. Revolving Line of Credit

    The Company is party to an agreement with a consortium of banks that provides it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. At the option of the Company, the interest rate under the agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003.


3. Earnings Per Share

    The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share:


                                                                          Three Months Ended
                                                                      June 2,         May 27,
                                                                        2001            2000
                                                                  -------------------------------
                                                                          (in thousands)

    Net income..................................................    $  1,377           $    3,595

    Average shares outstanding used to determine net income
        per basic common share..................................      10,660               10,350
    Net effect of dilutive stock options based on the treasury
        stock method using average market price (1).............         227                  357
                                                                  ----------           ----------
    Average shares used to determine net income per diluted
        common share............................................      10,887               10,707
                                                                  ==========           ==========

(1) Anti-dilutive stock options excluded from the above computations for the three months ended June 2, 2001 and May 27, 2000 were 293 and 217, respectively.


4. Capital Stock

    On March 31, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 300,000 outstanding shares of its common stock via open market purchases. Repurchased shares of common stock, if any, will be held in treasury. As of June 2, 2001, the Company had not made any repurchases.


5. 1996 Stock Option/Stock Issuance Plan

    The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996 with 1,111,847 shares of common stock initially authorized for issuance. Subsequently, the Board of Directors has authorized additional allotments of 350,000 shares, 100,000 shares and 300,000 shares for issuance under the 1996 Plan that were approved by a majority of shareholders on July 11, 1998, July 15, 2000 and July 14, 2001, respectively.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  Incentive-Based Compensation Programs

     Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $1.2 million at June 2, 2001 and March 3, 2001, respectively.

     During fiscal 1999 and 2000, the Board of Directors' Compensation Committee authorized compensation bonus pools aggregating up to $2.0 million as additional incentives to retain key employees. Under such program, individually dated bonus pools of up to $1.7 million and $0.3 million designated to certain key employees will be payable in lump sums on September 25, 2001 and March 25, 2002, respectively, provided that certain specified performance criteria over the preceding twenty-four month period have been met by both the key employee and the Company as a whole. The Company is accruing the related compensation expense to each key employee on a straight-line basis over the applicable twenty-four month period based on performance to date and the current expectation that the specified performance criteria will be met by both the key employee and the Company as a whole. During the fiscal 2001 first quarter, the $1.7 million bonus pool payable on September 25, 2001 was reduced by $0.1 million.


7. Contingencies

     The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

     The Company and its subsidiary collect sales taxes from customers transacting purchases in states in which the Company or its subsidiary have physically based some portion of their retailing business. The Company and its subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the various risks inherent in offering apparel and other merchandise such as long lead times, increased inventory requirements, merchandise returns, and shipping costs; the difficulties inherent in forecasting unpredictable customer tastes and buying trends; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; the success of operating and growth initiatives; the early stage of our Internet-based, e-commerce business, including the effects of shifting patterns of e-commerce versus catalog purchases and the potential failure to generate sufficiently increased e-commerce sales; the availability, locations and terms of sites for store development; potential cost overruns and delays in launching multiple retail stores; brand awareness; competition; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the recent uncertainty and general downturn in the U.S. economy; the unpredictable and changing buying habits of our targeted customer demographic, particularly as a result of economic uncertainties or downturns; the potential that the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; our potential inability to generate sales through promotional activity; the possibility that we may not be able to achieve targeted cost reductions; the quality and judgment of key management personnel; availability and retention of qualified personnel; labor and employee benefit costs; availability, terms and deployment of capital; as well as other factors discussed in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three-month periods or fiscal quarters refer to the respective thirteen weeks ended on the date indicated.


Overview
--------

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

     We continue to primarily concentrate our efforts and resources on further deploying the multi-channel marketing strategy initially adopted and implemented during the fiscal year ended February 26, 2000. Within our Direct Channel, we continue to further refine and expand our core catalog business while nurturing, refining and aggressively marketing our growing e-commerce business. Within our Retail Channel, we continue our measured roll-out of full-line retail stores in major metropolitan markets.

     Our long-established catalog business primarily consists of regular targeted mailings of our four core catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our popular Gifts-To-Go holiday catalog. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user friendly web sites or comfortable retail stores. At June 2, 2001, our proprietary catalog mailing list consisted of 11.2 million customer names, including 2.6 million "active" customers who have made a purchase from us through one of our sales channels during the preceding twelve months.

--------------------

     As our well-established catalog business provides an existing marketing platform from which to broadly and rapidly promote our www.coldwatercreek.com
                                                       ----------------------
web site with minimal incremental costs, our Internet-based, e-commerce business has become our most profitable business in addition to being our fastest growing business. As a side benefit, our www.coldwatercreek.com web site also continues
                                 ----------------------
to be our most effective and efficient promotional vehicle for the disposition of excess inventory. As our e-commerce customers tend to be, on average, more frequent purchasers, with approximately one in seven customers actually having no previous purchasing history with us, we continue to devote substantial effort and resources towards attracting both new and existing customers to this convenient and secure shopping medium. To this end, we continue to actively promote our web site in various major national consumer publications popular with our targeted demographic base, as well as to prominently display our web site address in all of our catalogs and stores. Additionally, we continue to send weekly targeted e-mails to our 1.2 million customer e-mail address database, which, on average, we expand daily by approximately 1,000 to 2,000 addresses. During the third quarter of fiscal 2000, we also began adding what we call "webalogs" to our traditional catalog circulation. These "webalogs" feature some of our most popular catalog items in a condensed, several page format with customer ordering specifically directed to our web site. Just prior to the 2000 holiday shopping season, we also launched a "premium services" e-commerce web site, www.galleryatthecreek.com, dedicated to featuring our new "Gallery"
      -------------------------
specialty merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork.

     Our Retail Channel continues to steadily grow with 11 stores in operation at June 2, 2001. Consistent with our belief that a majority of women's apparel continues to be purchased at retail stores, we continue to believe that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience. We also view our retail stores collectively as a marketing vehicle by which to introduce current and prospective customers to our catalogs and e-commerce web sites. As such, we are continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Since the initial piloting of our full-line retail store model in the Seattle, Washington and Kansas City, Kansas metropolitan areas during the 1999 holiday season, we have subsequently opened seven additional stores in the Dallas, Texas, Cincinnatti, Ohio, Denver, Colorado, Chicago, Illinois, Mission Viejo, California, Tuscon, Arizona, and Boise, Idaho metropolitan areas. These nine full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in metropolitan settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

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

--------------------

     As with many apparel retailers, our revenues, results of operations, liquidity and capital resources have fluctuated and can be expected to continue to fluctuate on a quarterly and annual basis as a result of a number of factors, including, but not limited to, the composition, magnitude and timing of our merchandise offerings, including our recognition of related sales and costs; customer responsiveness, including the impact of general economic conditions and unseasonal weather; merchandise return rates; market fluctuations in paper, production, postage and telecommunication costs; merchandise receiving and shipping delays due to adverse weather conditions; and chronological shifts in the timing of important holiday selling seasons. Particularly notable is our continuing material dependency on sales and profits from the November and December holiday season. In anticipation of increased holiday sales activity, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. Additionally, as gift items and accessories are increasingly represented in our November and December holiday season merchandise offerings, we typically expect to realize higher gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations and cash flows for the entire fiscal year would likely be materially adversely affected. See "Management's Discussion and Analysis - Future Outlook".


Results of Operations
---------------------

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of net sales:

                                                      Three Months Ended
                                                 ----------------------------
                                                    June 2,          May 27,
                                                     2001             2000
                                                 -----------       ----------

Net sales.....................................         100.0 %          100.0 %
Cost of sales.................................          56.1             56.5
                                                 -----------       ----------
Gross profit..................................          43.9             43.5
Selling, general and administrative expenses..          42.0             37.7
                                                 -----------       ----------
Income from operations........................           1.9              5.9
Interest, net, and other......................           0.1              0.2
                                                 -----------       ----------
Income before provision for income taxes......           2.0              6.1
Provision for income taxes....................           0.8              2.4
                                                 -----------       ----------
Net income....................................           1.2 %            3.7 %
                                                 ===========       ==========

Note: Certain minor arithmetical variances in the above table and narrative which follows arise due to the effects of rounding.


     Our consolidated net sales for the fiscal 2001 first quarter ended June 2, 2001 ("fiscal 2001 first quarter") were $112.9 million, an increase of $16.3 million, or 16.9%, from $96.5 million in the fiscal 2000 first quarter ended May 27, 2000 ("fiscal 2000 first quarter"). Our Direct Channel, consisting of our traditional catalog business, growing Internet-based, e-commerce business and merchandise clearance outlet stores, contributed $104.4 million in net sales during the fiscal 2001 first quarter, an increase of $11.6 million, or 12.5%, from the $92.8 million contributed in the fiscal 2000 first quarter. On a stand-alone basis, our Internet-based, e-commerce business contributed $34.9 million in net sales during the fiscal 2001 first quarter, an increase of $20.3 million, or 139.0%, from the $14.6 million contributed in the fiscal 2000 first quarter. Our Retail Channel, consisting of 11 full-line retail stores at June 2, 2001, contributed $8.4 million in net sales during the fiscal 2001 first quarter, an increase of $4.6 million, or 121.1%, from the $3.8 million contributed in the fiscal 2000 first quarter. See "Management's Discussion and Analysis - Future Outlook".

---------------------------------

     As a percent of consolidated net sales, our Direct and Retail channels constituted 92.5% and 7.5%, respectively, for the fiscal 2001 first quarter as compared to 96.1% and 3.9%, respectively, in the fiscal 2000 first quarter. On a stand-alone basis, our e-commerce business constituted 30.9% of consolidated net sales for the fiscal 2001 first quarter as compared to 29.7% for the preceding fiscal 2000 fourth quarter and 15.1% for the comparative fiscal 2000 first quarter.

     The increase in our consolidated net sales for the fiscal 2001 first quarter primarily was attributable to the continued growth of our e-commerce business and, to a lesser extent, the continued expansion of our Retail Channel. The net sales growth realized by our e-commerce business primarily was attributable to our ongoing promotion of our primary www.coldwatercreek.com web
                                                     ----------------------
site in all of our catalogs and stores, the primary objective of which is to encourage our existing customers to utilize to this more cost effective shopping medium. Beyond this customer migration, our growing e-commerce business continued to be primarily responsible for our incremental consolidated sales growth as approximately one-seventh of those customers purchasing from our primary web site have had no previous purchasing history with us. The net sales growth realized by our Retail Channel primarily was attributable to the addition of seven full-line retail stores.

     A key element of our overall marketing strategy has been to pursue an aggressive catalog circulation strategy when market conditions permit. However, concurrent with the softening of consumer demand noted by us beginning in mid-January 2001, we curtailed our planned catalog mailings pending a sustained recovery in the U.S. economy. Accordingly, our fiscal 2001 first quarter catalog mailings decreased by 1.5 million, or 3.5%, to 41.6 million in the fiscal 2001 first quarter from 43.1 million in the fiscal 2000 first quarter. As a result of this ongoing marketing investment in current and future customer growth across all sales channels, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative ("SG&A") expenses, our proprietary catalog mailing list consisted of 11.2 million names at June 2, 2001, an increase of 0.4 million names, or 3.7%, from 10.8 million names at March 3, 2001, and an increase of 2.3 million names, or 25.8%, from 8.9 million names at May 27, 2000. Our proprietary e-mail address database consisted of 1.2 million names at June 2, 2001 and March 3, 2001, an increase of 0.4 million, or 50.0%, from 0.8 million names at May 27, 2000. Our active customers were 2.6 million at June 2, 2001 and March 3, 2001, an increase of 0.3 million, or 13.0%, from 2.3 million at May 27, 2000.

     Our cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales were $63.3 million during the fiscal 2001 first quarter, an increase of $8.8 million, or 16.1%, from $54.5 million in the fiscal 2000 first quarter. Our consolidated gross profit increased by $7.5 million, or 17.9%, to $49.6 million for the fiscal 2001 first quarter from $42.0 million in the fiscal 2000 first quarter. Our consolidated gross margin increased 38 basis points to 43.9% for the fiscal 2001 first quarter from 43.5% in the fiscal 2000 first quarter. The increase in consolidated gross profit dollars for the fiscal 2001 first quarter primarily is attributable to the consolidated net sales increase outlined above whereas the increase in our consolidated gross margin for the fiscal 2001 first quarter primarily is attributable to increased sales of full-priced, first-line merchandise by our e-commerce and retail store businesses.

     Our consolidated SG&A expenses primarily consist of marketing expenses and, to a lesser extent, general and administrative expenses. Catalog development, production and circulation costs are accumulated on our balance sheet until the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks to a few months. Our consolidated SG&A expenses increased by $11.1 million, or 30.5%, to $47.4 million for the fiscal 2001 first quarter from $36.4 million in the fiscal 2000 first quarter. Our consolidated SG&A expenses increased as a percentage of consolidated net sales to 42.0% during the fiscal 2001 first quarter from 37.7% in the fiscal 2000 first quarter. The increases in our consolidated SG&A expenses and rate as a percentage of net sales for the fiscal 2001 first quarter primarily is attributable to the

---------------------------------

residual amortization expense associated with increased catalog mailings made during the preceding fiscal 2000 fourth quarter, prior to our noting of significantly softer catalog consumer demand.

     As a result of the foregoing, our consolidated income from operations decreased by $3.5 million, or 62.4%, to $2.1 million for the fiscal 2001 first quarter from $5.7 million in the fiscal 2000 first quarter. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 1.9% for the fiscal 2001 first quarter versus 5.9% for the fiscal 2000 first quarter.

     We realized consolidated net interest and other income of $0.1 million during the fiscal 2001 first quarter as compared to $0.2 million in the fiscal 2000 first quarter. This decrease primarily is attributable to decreased interest income from a lower average cash balance during the fiscal 2001 first quarter as compared to the fiscal 2000 first quarter.

     Slightly exceeding the 62.0% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $1.4 million, or 62.3% to $0.9 million during the fiscal 2001 first quarter from $2.3 million in the fiscal 2000 first quarter. As a percentage of our consolidated income before provision for income taxes, our consolidated provision for income taxes was 38.7% for the fiscal 2001 first quarter as compared to 39.1% in the fiscal 2000 first quarter. The dollar decrease primarily reflects our lower profitability whereas the rate decrease primarily reflects the favorable effects of certain continuing tax credits obtained in connection with establishing our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

     We completed the fiscal 2001 first quarter realizing consolidated net income of $1.4 million (net income per basic and diluted share of $0.13) as compared to $3.6 million (net income per basic and diluted share of $0.35 and $0.34, respectively) in the fiscal 2000 first quarter, a decrease of $2.2 million or 61.7%.


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

     We are party to an agreement with a consortium of banks that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $2.1 million. At our option, the interest rate under the agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The agreement provides that we must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003.

-------------------------------------------

     Our operating activities generated $17.0 million of positive cash flow during the fiscal 2001 first quarter, an increase of $4.4 million, or 34.3%, as compared to the $12.7 million of positive cash flow generated during the fiscal 2000 first quarter. On a comparative quarter-to-quarter basis, the fiscal 2001 first quarter increase primarily reflects the positive cash flow effects of decreased receivables, prepaid expenses, prepaid catalog costs and deferred catalog costs and increased accounts payable and accrued liabilities, complemented by the positive cash flow effects of increased non-cash depreciation and amortization and decreased non-cash deferred income taxes. These positive cash flows were partially offset primarily by the negative cash flow effects of decreased net income, increased inventories and decreased income taxes payable. Our fiscal 2001 first quarter net positive operating cash flow of $17.0 million, as well as $0.1 million in net proceeds from exercises of stock options, primarily were utilized to fund $5.0 million in capital expenditures and to increase cash and cash equivalents by $12.1 million.

     Our investing activities consumed $5.0 million and $1.4 million of cash and cash equivalents during the first quarters of fiscal 2001 and 2000, respectively, with cash outlays principally consisting of capital expenditures. Our fiscal 2001 capital expenditures primarily reflect the cost of retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space as well as related furnishings and, to a significantly lesser extent, leasehold improvements for one additional full-line retail store. Our fiscal 2000 first quarter capital expenditures primarily reflect the cost of various computer hardware and software upgrades and additions. Slightly offsetting our fiscal 2000 first quarter capital outlays were $0.2 million in key executive loan repayments.

     Our financing activities provided $0.1 million and $0.6 million of cash and cash equivalents during the first quarters of fiscal 2001 and 2000, respectively. Both periods solely reflect net proceeds from exercises of stock options.

     As a result of the foregoing, we had $41.1 million in working capital at June 2, 2001 as compared to $38.6 million and $38.2 million at March 3, 2001 and May 27, 2000, respectively. Our current ratio was 1.7 at June 2, 2001 as compared to 1.8 at March 3, 2001 and May 27, 2000. We continue to have no outstanding short- or long-term bank debt at June 2, 2001.

     As previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly-trafficked metropolitan areas. Just prior to the 1999 holiday shopping season, we opened two pilot full-line "metropolitan" retail stores. Based on the success achieved by these two pilot stores, we opened six additional full-line retail stores during fiscal 2000. During the fiscal 2001 first quarter, we opened one additional full-line retail store. These nine full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. We currently remain fully committed to continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Our current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during the remainder of fiscal year 2001. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     We currently estimate between $16.0 million and $22.0 million in total capital expenditures during the remainder of fiscal 2001, primarily consisting of leasehold improvements for approximately fifteen additional retail stores, hardware and software additions and upgrades for our corporate systems, including our retail store systems and e-commerce web sites, and miscellaneous material handling and other equipment. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

-------------------------------------------

     On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase up to 300,000 outstanding common shares of the Company via open market purchases. Repurchased common shares, if any, will be held in treasury. As of June 2, 2001, we had not made any repurchases.

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


Future Outlook
--------------

     Our overall business continues to be negatively impacted, as it has been since mid-January 2001, by the weak U.S. economy. In particular, we have been impacted by lower customer response rates and lower average order dollars. In order to mitigate the impact of anticipated lower sales for the foreseeable future, we have reduced our previously aggressive catalog circulation plans by significantly curtailing prospect mailings, and instead, we are emphasizing active customer mailings. Until sustained improvements in the U.S. economy and consumer demand are noted, we will continue to maintain our overall merchandise inventory at a conservative level and strictly enforce our various cost containment measures, including curtailed catalog prospecting. However, we will continue with prudent and thoughtful expansion when and where justified.


Risk Factors
------------

Changing Consumer Preferences; General Economic Conditions and the Recent
-------------------------------------------------------------------------
Deterioration Therein
---------------------

     Although we believe that our business has benefited from increasing consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that, if correct, such trends will continue. Any change in these trends could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on financial condition, results of operations and cash flows. Our future success depends largely on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our financial condition, results of operations and cash flows. Our business is also sensitive to national or regional changes in consumer spending and discretionary income patterns which, in turn, are controlled to a large extent by prevailing economic conditions. In this regard, our business has been and continues to be adversely impacted by the general deterioration in the U.S. economy since late 2000 and the resulting decline in consumer confidence. Continuing weak economic conditions or diminished consumer confidence in one or more regions in which we have been historically dependent upon for significant sales could have a material adverse effect on sales of our merchandise and, as a result, on our financial condition, results of operations and cash flows. See "Management's Discussion and Analysis - Future Outlook."

------------------------

Quarterly and Seasonal Fluctuations
-----------------------------------

     Our revenues and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and merchandise offerings, recognition of sales or costs contributed by new merchandise and merchandise offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of deferring the recognition of the costs of catalog development, production and circulation until sales are realized on each mailing and recognize such costs as sales are realized. Consequently, quarter to quarter revenue and expense comparisons will be impacted by the timing of the mailing of our catalogs. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal fluctuations in our sales and operating results, which is typical of many apparel retailers. In past fiscal years, our net sales and profits have been heavily reliant on the November and December holiday season. We believe that in the future this seasonality will continue. In anticipation of increased sales activity during November and December, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. If, for any reason, our sales were to fall below our expectations during November and December, our financial condition, results of operations and cash flows would likely be materially adversely affected. See "Management's Discussion and Analysis - Future Outlook."

Retirement of Founders; Dependence on Key Personnel
---------------------------------------------------

     Our success depends largely on the efforts of our key personnel. Our founders, Dennis and Ann Pence, have in the past been involved in all material aspects of our business, including marketing, merchandising and operations. Effective January 1, 2001, Dennis and Ann Pence retired from their respective day-to-day executive management positions with the Company while retaining their positions as Chairman and Vice-Chairman, respectively, on the Company's Board of Directors. Concurrently, Georgia Shonk-Simmons was promoted to President and Chief Executive Officer and appointed to the Company's Board of Directors. Additionally, Tom Scott and Don Robson were elevated to Executive Vice Presidents while retaining their prior positions as Chief Operations Officer and Chief Financial Officer, respectively. In their new positions, Ms. Shonk-Simmons, Mr. Scott and Mr. Robson are responsible for policy making and day-to-day operations. The loss of any of the aforementioned individuals from their respective board or management positions could have a material adverse effect on our financial condition, results of operations and cash flows. Other operational, marketing and merchandising personnel are also important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, particularly with respect to our relatively new e-commerce and retail store businesses. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. See "Management - Directors and Executive Officers" in our Fiscal 2000 Form 10-K Annual Report for further details.

------------------------

Continued Dependence On and Risks Associated with Our Catalog Sales Business
----------------------------------------------------------------------------

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

Risks Associated with Our Relatively New E-Commerce and Retail Store Businesses
-------------------------------------------------------------------------------

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

Risks Associated with Our Growth Strategy
-----------------------------------------

     Our growth strategy primarily includes the following components: (i) further development of our catalog, e-commerce and retail store businesses, (ii) introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or

------------------------

Risks Associated with Our Growth Strategy (continued)
-----------------------------------------------------

through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our catalog, e-commerce and retail store businesses, to maintain our historical average order size and response rates, and to leverage the success of existing catalog titles to new merchandise lines, catalogs, web sites and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows.

     We have identified through the use of our Direct Channel's extensive customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during the remainder of fiscal year 2001. We have had limited experience operating retail stores and, other than operating our Jackson Hole, Wyoming retail store since 1997, we have had no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance and staffing. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

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

Competition
-----------

     The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, many with catalog, e-commerce

------------------------

Competition (continued)
-----------------------

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

Risks Associated with System Disruptions
----------------------------------------

     Our ability to attract and retain users and customers to our e-commerce web sites depends on the performance, reliability and availability of our web sites and network infrastructure. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties. While we continue to implement procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Third parties may not be liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service

------------------------

Risks Associated with System Disruptions (continued)
----------------------------------------------------

providers for access to our web sites. These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures in the future that are unrelated to our systems, but which could nonetheless adversely affect our business.

Potential Business-Related Liabilities and Expenses
---------------------------------------------------

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Coldwater Creek Inc. was held on July 14, 2001. At such meeting, the following proposals were voted upon and approved:

         1.    Proposal No. 1:  To elect to the Board three directors.

                                          For           Withhold
                                          ---           --------

               James Alexander         10,262,221        199,858

               Michelle Collins        10,261,921        200,158

               Duncan Highsmith        10,261,121        200,958


         2. Proposal No. 2: Approve the amendment to the 1996 Stock Option/Stock Issuance Plan.

                                          For           Against      Abstain
                                          ---           -------      -------

                                       7,704,710       2,524,853     232,516

         3. Proposal No. 3: Ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending March 2, 2002


                                          For           Against      Abstain
                                          ---           -------      -------

                                      10,438,145        22,838        1,096

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

None


There were no reports filed on Form 8-K during the three months ended June 2, 2001.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 17th day of July 2001.


                                         COLDWATER CREEK INC.

                                   By:     /s/ Donald A. Robson
                                      ------------------------------------
                                               Donald A. Robson
                                      Executive Vice President, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial and Accounting Officer)