Form 10-Q
period 2001-09-01
COLDWATER CREEK INC
filed 2001-10-16
CIK 1018005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Quarter Ended September 1, 2001

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

                 YES     X                   NO ____
                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                    Shares outstanding as of October 15, 2001
    -------------------           -------------------------------------------

Common Stock ($.01 par value)                     10,498,074

================================================================================

                               INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 1, 2001 and March 3, 2001 .......  3

Condensed Consolidated Statements of Operations for the three and six month periods ended September 1, 2001 and August 26, 2000 ..............................  4

Condensed Consolidated Statements of Cash Flows for the six month periods ended
  September 1, 2001 and August 26, 2000 ............................................  5

Notes to Condensed Consolidated Financial Statements ...............................  6


Item 2.  Management's Discussion and Analysis ...................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................ 26



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................... 27

Item 2.  Changes in Securities and Use of Proceeds ................................. 27

Item 3.  Defaults Upon Senior Securities ........................................... 27

Item 4.  Submission of Matters to a Vote of Security Holders ....................... 27

Item 5.  Other Information ......................................................... 27

Item 6.  Exhibits and Reports on Form 8-K .......................................... 27


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

PART I.     FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                       COLDWATER CREEK INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except for share data)

                                                                                               September 1,      March 3,
                                                                                                  2001            2001
                                                                                              -------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $      7,055     $     4,600
    Receivables                                                                                      8,486           7,077
    Inventories                                                                                     69,533          66,149
    Prepaid expenses                                                                                 2,852           3,856
    Prepaid catalog costs                                                                            3,073           5,581
    Deferred income taxes                                                                            2,073           2,073
                                                                                              -------------    ------------

              Total current assets                                                                  93,072          89,336

Deferred catalog costs                                                                               8,015           7,240
Property and equipment, net                                                                         63,471          55,151
Other                                                                                                1,236           1,236
                                                                                              -------------    ------------

              Total assets                                                                    $    165,794     $   152,963
                                                                                              =============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                          $     44,428     $    34,335
    Accrued liabilities                                                                             17,262          16,420
                                                                                              -------------    ------------

              Total current liabilities                                                             61,690          50,755

Deferred income taxes                                                                                3,866           3,866
Deferred rents                                                                                       3,224           2,207
                                                                                              -------------    ------------

              Total liabilities                                                                     68,780          56,828
                                                                                              -------------    ------------

Commitments and contingencies


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                                             -               -
    Common stock, $.01 par value, 60,000,000 shares authorized,
     10,604,274 and 10,657,324 issued and outstanding, respectively                                    107             107
    Additional paid-in capital                                                                      48,736          47,902
    Treasury stock, at cost, 100,000 and 0 shares, respectively                                     (2,628)              -
    Retained earnings                                                                               50,799          48,126
                                                                                              -------------    ------------

              Total stockholders' equity                                                            97,014          96,135
                                                                                              -------------    ------------

              Total liabilities and stockholders' equity                                      $    165,794     $   152,963
                                                                                              =============    ============



   The accompanying notes are an integral part of these financial statements.

                    COLDWATER CREEK INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands, except for per share data)

                                                                   Three Months Ended               Six Months Ended
                                                             ------------------------------   -----------------------------
                                                              September 1,      August 26,     September 1,     August 26,
                                                                  2001             2000            2001            2000
                                                             -------------    -------------   -------------    ------------
Net sales                                                    $     92,848     $     86,309    $    205,716     $   182,849

Cost of sales                                                      53,585           46,795         116,885         101,300
                                                             -------------    -------------   -------------    ------------

            Gross profit                                           39,263           39,514          88,831          81,549

Selling, general and administrative expenses                       37,278           36,885          84,707          73,236
                                                             -------------    -------------   -------------    ------------

            Income from operations                                  1,985            2,629           4,124           8,313

Interest, net, and other                                              130              329             237             548
                                                             -------------    -------------   -------------    ------------

            Income before provision for income taxes                2,115            2,958           4,361           8,861

Provision for income taxes                                            819            1,151           1,688           3,459
                                                             -------------    -------------   -------------    ------------

            Net income                                       $      1,296     $      1,807    $      2,673     $     5,402
                                                             =============    =============   =============    ============

            Net income per share - Basic                     $       0.12     $       0.17    $       0.25     $      0.52
                                                             =============    =============   =============    ============

            Net income per share - Diluted                   $       0.12     $       0.17    $       0.25     $      0.50
                                                             =============    =============   =============    ============

   The accompanying notes are an integral part of these financial statements.

                       COLDWATER CREEK INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             Six Months Ended
                                                                     -----------------------------
                                                                      September 1,        August 26,
                                                                         2001               2000
                                                                     -------------       -----------
OPERATING ACTIVITIES:
Net income                                                           $       2,673       $     5,402
Non cash items:
    Depreciation and amortization                                            5,706             4,341
    Deferred rents                                                             (11)                -
    Other                                                                        -               230
Net change in current assets and liabilities:
    Receivables                                                               (230)            1,658
    Inventories                                                             (3,384)          (19,446)
    Prepaid expenses                                                         1,163            (2,094)
    Prepaid catalog costs                                                    2,508            (1,453)
    Accounts payable                                                         7,898            23,577
    Accrued liabilities                                                        842             2,492
    Income taxes payable                                                         -            (2,140)
Increase in deferred catalog costs                                            (775)           (4,943)
                                                                     -------------       -----------

      Net cash provided by operating activities                             16,390             7,624
                                                                     -------------       -----------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (11,954)           (7,878)
     Repayments of loans to executives                                           -               161
                                                                     -------------       -----------

      Net cash used in investing activities                                (11,954)           (7,717)
                                                                     -------------       -----------

FINANCING ACTIVITIES:
    Net proceeds from exercises of stock options                               647             1,991
    Common shares repurchased for treasury                                  (2,628)                -
                                                                     -------------       -----------

      Net cash (used in) provided by financing activities                   (1,981)            1,991
                                                                     -------------       -----------

        Net increase in cash and cash equivalents                            2,455             1,898
            Cash and cash equivalents, beginning                             4,600             7,533
                                                                     -------------       -----------

        Cash and cash equivalents, ending                            $       7,055       $     9,431
                                                                     =============       ===========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                           $           8       $         -
    Cash paid for income taxes                                                 128             7,786
    Tax benefit from exercises of stock options                                187             1,243
    Deferred rents                                                           1,218                 -

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

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three and six-month periods, or fiscal quarters and halves, refer to the respective thirteen and twenty-six weeks ended on the date indicated.

Preparation of Interim Condensed Consolidated Financial Statements

     The interim condensed consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results. These consolidated financial statements are condensed and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K which includes audited consolidated financial statements and related notes thereto for the fiscal year ended March 3, 2001.

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

COLDWATER CREEK INC. AND SUBSIDIARY

Reclassifications

     Certain amounts in the condensed consolidated financial statements for the prior fiscal year interim periods have been reclassified to be consistent with the current fiscal year's interim presentations.

Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The magnitude to which SFAS No. 141 will impact the future financial statements of the Company will depend upon the particulars of any future business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company will adopt SFAS No. 142, as required, in its consolidated financial statements for the first quarter of fiscal 2002. Management currently believes that the adoption of SFAS No. 142 will not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. Unless management elects to early adopt SFAS No. 143, as permitted, the Company will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management is continuing to assess the provisions of SFAS No. 143 and currently is unable to definitively conclude as to the likely impact of its adoption on the Company's consolidated financial statements. However, based on its preliminary assessment of SFAS No. 143, management currently believes that adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Interim Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards Not Yet Adopted (continued)
----------------------------------------------------------------

or distributed to its owners in a spinoff if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Unless management elects early adoption of SFAS No. 144, as permitted, the Company will adopt SFAS No. 144, as required, in its consolidated financial statements for the first quarter of fiscal 2002. Management is continuing to assess the provisions of SFAS No. 144 and currently is unable to determine the likely impact of its adoption on the Company's consolidated financial statements.

2.  Revolving Line of Credit

     The Company is party to an agreement with a consortium of banks that provides it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.6 million. At the option of the Company, the interest rate under the agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon the Company's then EBITDA Coverage Ratio, as defined. The agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003.

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Earnings Per Share

     The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share (in thousands):

                                                   Three Months Ended           Six Months Ended
                                             ----------------------------- ------------------------------

                                              September 1,    August 26,    September 1,    August 26,
                                                  2001           2000           2001          2000
                                             ----------------------------- ------------------------------

Net income                                      $ 1,296        $ 1,807        $ 2,673       $ 5,402
                                                =======        =======        =======       =======

Average shares outstanding used to
determine net income per basic common
share                                            10,646         10,460         10,603        10,405

Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                    291            455            259           406
                                                    ---            ---            ---           ---

Average shares used to determine net
income per diluted common share                  10,937         10,915         10,862        10,811
                                                 ======         ======         ======        ======


(1) Anti-dilutive stock options excluded from the above computations for the three months ended September 1, 2001 and August 26, 2000 were 299 and 154, respectively. Anti-dilutive stock options excluded from the above computations for the six months ended September 1, 2001 and August 26, 2000 were 333 and 207, respectively.

4.  Treasury Stock

     On March 31, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. The Company repurchased 100,000 common shares at an average market price of $26.28 per share during the fiscal 2001 second quarter ended September 1, 2001, and subsequently repurchased an additional 109,100 common shares at an average market price of $19.08 per share through September 24, 2001.

5.  1996 Stock Option/Stock Issuance Plan

     The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996 with 1,111,847 shares of common stock initially authorized for issuance. Subsequently, the Board of Directors has authorized additional allotments of 350,000 shares, 100,000 shares and 300,000 shares for issuance under the 1996 Plan that were approved by a majority of stockholders on July 11, 1998, July 15, 2000 and July 14, 2001, respectively.

6.  Executive Loan and Incentive-Based Compensation Programs

     Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive's personal net assets, inclusive of all vested

COLDWATER CREEK INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Executive Loan and Incentive-Based Compensation Programs (continued)

stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $1.2 million at both September 1, 2001 and March 3, 2001.

     During fiscal 1999 and 2000, the Board of Directors' Compensation Committee authorized compensation bonus pools of $1.7 million and $0.3 million, respectively, as additional incentives to retain certain designated key employees. It was set forth by the Compensation Committee that the individual allotments within the two compensation bonus pools would be considered earned and payable in full on September 25, 2001 and March 25, 2002, respectively, provided that certain specified performance criteria were met by both the designated key employee and the Company as a whole over the applicable preceding twenty-four month period. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over the applicable twenty-four month period based on the performance to date and the current expectation that the specified performance criteria will be met by both the designated key employee and the Company as a whole. The Company reduced the $1.7 million compensation bonus pool by $0.1 million in both the fiscal 2001 first and second quarters in connection with departed employees. At September 25, 2001, the remaining $1.5 million of the initial $1.7 million compensation bonus pool was considered earned and payable in full.

7. Contingencies

     The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnifification or insurance, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the recent uncertainty and general downturn in the U.S. economy; the effects of the recent terrorist attack; the various risks inherent in offering apparel and other merchandise such as long lead times, increased inventory requirements, merchandise returns, and shipping costs; the difficulties inherent in forecasting unpredictable customer tastes and buying trends; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; the success of operating and growth initiatives; the early stage of our Internet-based, e-commerce business, including the effects of shifting patterns of e-commerce versus catalog purchases and the potential failure to generate sufficiently increased e-commerce sales; the availability, locations and terms of sites for store development; potential cost overruns and delays in launching multiple retail stores; brand awareness; competition; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the unpredictable and changing buying habits of our targeted customer demographic, particularly as a result of economic uncertainties or downturns; the potential that the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; our potential inability to generate sales through promotional activity; the possibility that we may not be able to achieve targeted cost reductions; the quality and judgment of key management personnel; availability and retention of qualified personnel; labor and employee benefit costs; availability, terms and deployment of capital; as well as other factors discussed in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report filed with the U.S. Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three and six-month periods, or fiscal quarters and halves, refer to the respective thirteen and twenty-six weeks ended on the date indicated.

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

     We continue to primarily concentrate our efforts and resources on further deploying the multi-channel marketing strategy initially adopted and implemented during the fiscal year ended February 26, 2000. Within our Direct Channel, we continue to further refine and develop our core catalog business while nurturing, refining and aggressively marketing our growing e-commerce business. Within our Retail Channel, we continue our measured roll-out of full-line retail stores in major metropolitan markets.

     Our long-established catalog business primarily consists of regular targeted mailings of our four core catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user-friendly web sites or comfortable retail stores. At September 1, 2001, our proprietary catalog mailing list consisted of
11.5 million customer names, including 2.7 million "active" customers who have made a purchase from us through one or more of our sales channels during the preceding twelve months.

--------------------

     As our well-established catalog business provides an existing marketing platform from which to broadly and rapidly promote our www.coldwatercreek.com
                                                       ----------------------
web site with minimal incremental marketing costs, our Internet-based, e-commerce business has become our most profitable business. As a side benefit, our www.coldwatercreek.com web site also continues to be our most effective and
    ----------------------
efficient promotional vehicle for the disposition of excess inventory. As approximately one in six individuals currently making purchases on our www.coldwatercreek.com web site have had no previous purchasing history with us
----------------------
and our e-commerce customers tend to be, on average, more frequent purchasers, we continue to devote substantial effort and resources towards attracting both new and existing customers to this convenient and secure shopping medium. To this end, we continue to actively promote our web site in various major national consumer publications popular with our targeted demographic base, as well as to prominently display our web site address in all of our catalogs and stores. Additionally, we continue to send weekly targeted e-mails to our 1.3 million customer e-mail address database, which, on average, we currently expand daily by approximately 500 to 1,000 addresses. During the third quarter of fiscal 2000, we also began targeted mailings of "webalogs" which feature some of our most popular catalog items in a condensed, several page format with customer ordering specifically directed to our web site. Just prior to the 2000 holiday shopping season, we also launched a "premium services" e-commerce web site, www.galleryatthecreek.com, dedicated to featuring our new "Gallery" specialty
-------------------------
merchandise line, consisting of a limited and upscale assortment of fine jewelry, apparel and artwork.

     Our Retail Channel continues to steadily grow with 14 full-line stores in operation at September 1, 2001. Consistent with our belief that a majority of women's apparel continues to be puchased at retail stores, we continue to believe that the ability to occasionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience. We also view our retail stores collectively as a marketing vehicle by which to introduce current and prospective customers to our catalogs and e-commerce web sites. As such, we are continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Since our initial piloting of full-line retail stores in the Seattle, Washington and Kansas City, Kansas metropolitan areas during the 1999 holiday season, we have subsequently opened ten additional stores in Texas, Ohio, Colorado, Illinois, California, Arizona, Idaho, Massachusetts, and North Carolina. These twelve full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores in Sandpoint, Idaho and Jackson Hole, Wyoming. Our new full-line retail stores, despite being in metropolitan settings, retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Additional store openings will ultimately be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     Our current overall strategic marketing plan is to continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce or bricks-and-mortar retailers, to generate revenues across all of our sales channels, target new customers and introduce new merchandise lines. We believe that our current multi-channel structure positions us well for increased brand recognition, growth and market share in the future, although there can be no assurance of such.

     Fiscal quarter to quarter sales and expense comparisons, both within and among fiscal years, are impacted by, in addition to other factors, the composition, magnitude and timing of our various merchandise offerings. Changes in the composition, magnitude and timing of our merchandise offerings are based upon our current understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may also be impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. The net sales realized from a particular merchandise offering may transcend fiscal quarters and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior year. The majority of net sales from a merchandise offering generally is realized within

--------------------

the first several weeks after its introduction with an expected decline in customer orders thereafter.

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

Results of Operations
---------------------

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of net sales:

                                           Three Months Ended                   Six Months Ended
                                  ---------------------------------      --------------------------------
                                    September 1,      August 26,          September 1,      August 26,
                                       2001               2000                2001              2000
                                  ----------------   --------------      ---------------   --------------
Net sales                                    100.0%           100.0%               100.0%           100.0%
Cost of sales                                 57.7             54.2                 56.8             55.4
                                  ----------------   --------------      ---------------   --------------
Gross profit                                  42.3             45.8                 43.2             44.6
Selling, general and
  administrative expenses                     40.1             42.7                 41.2             40.1
                                  ----------------   --------------      ---------------   --------------
Income from operations                         2.1              3.0                  2.0              4.5
Interest, net, and other                       0.1              0.4                  0.1              0.3
                                  ----------------   --------------      ---------------   --------------
Income before provision for
  income taxes                                 2.3              3.4                  2.1              4.8
Provision for income taxes                     0.9              1.3                  0.8              1.9
                                  ----------------   --------------      ---------------   --------------
Net income                                     1.4%             2.1%                 1.3%             3.0%
                                  ================   ==============      ===============   ==============

Note: Certain minor arithmetical variances in the above table and narrative which follows arise due to the effects of rounding.

     Our consolidated net sales for the three months ended September 1, 2001 ("fiscal 2001 second quarter") were $92.8 million, an increase of $6.5 million, or 7.6%, from the $86.3 million realized during the three months ended August 26, 2000 ("fiscal 2000 second quarter"). For the six months ended September 1, 2001 ("fiscal 2001 first half"), our consolidated net sales were $205.7 million, an increase of $22.9 million, or 12.5%, from the $182.8 million realized during the six months ended August 26, 2000 ("fiscal 2000 first half"). See "Management's Discussion and Analysis - Future Outlook".

---------------------------------

     Our Direct Channel contributed $81.1 million in net sales during the fiscal 2001 second quarter, an increase of $0.9 million, or 1.1%, from the $80.2 million contributed during the fiscal 2000 second quarter. For the fiscal 2001 first half, our Direct Channel contributed $185.6 million in net sales, an increase of $12.6 million, or 7.3%, from the $173.0 million contributed during the fiscal 2000 first half. On a stand-alone basis, our Internet-based, e-commerce business contributed $28.7 million in net sales during the fiscal 2001 second quarter, an increase of $7.6 million, or 36.0%, from the $21.1 million contributed during the fiscal 2000 second quarter. For the fiscal 2001 first half, our e-commerce business contributed $63.6 million in net sales, an increase of $27.8 million, or 77.7%, from the $35.8 million contributed during the fiscal 2000 first half.

     Our Retail Channel contributed $11.7 million in net sales during the fiscal 2001 second quarter, an increase of $5.6 million, or 91.8%, from the $6.1 million contributed during the fiscal 2000 second quarter. For the fiscal 2001 first half, our Retail Channel contributed $20.2 million in net sales, an increase of $10.3 million, or 104.0%, from the $9.9 million contributed during the fiscal 2000 first half.

     As a percent of consolidated net sales, our Direct and Retail channels constituted 87.4% and 12.6%, respectively, for the fiscal 2001 second quarter as compared to 92.9% and 7.1%, respectively, for the fiscal 2000 second quarter. For the fiscal 2001 first half, our Direct and Retail channels constituted 90.2% and 9.8%, respectively, as compared to 94.6% and 5.4%, respectively, for the fiscal 2000 first half. On a stand-alone basis, our e-commerce business constituted 30.9% of consolidated net sales for both the fiscal 2001 second quarter and first half as compared to 24.4% and 19.6% for the fiscal 2000 second quarter and first half, respectively.

     The increase in our consolidated net sales for the fiscal 2001 second quarter primarily was attributable to increased clearance sales by our Direct Channel and, to a lesser extent, increased full-priced first-line sales by our Retail Channel and our Direct Channel's e-commerce business. The increase in our consolidated net sales for the fiscal 2001 first half primarily was attributable to increased full-price first-line sales by our Direct Channel's e-commerce business and our Retail Channel, and, to a lesser extent, increased clearance sales by our Direct Channel. The above increases were partially offset by decreased full-priced first-line sales by our Direct Channel's catalog business during the fiscal 2001 second quarter and first half. We primarily attribute the net sales growth realized by our Direct Channel's e-commerce business to our ongoing promotion of our primary www.coldwatercreek.com web site in all of our
                                 ----------------------
catalogs and stores, the primary objective of which is to encourage our existing customers to utilize this more cost effective shopping medium. Beyond this customer migration, our growing e-commerce business continued to be primarily responsible for our incremental consolidated net sales growth as approximately one in six individuals currently making purchases on our www.coldwatercreek.com
                                                         ----------------------
web site have had no previous purchasing history with us. The net sales growth realized by our Retail Channel primarily was attributable to the addition of one and three full-line retail stores during the fiscal 2001 first and second quarters, respectively.

     A key element of our overall marketing strategy has been to pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, concurrent with the softening of consumer demand noted by us beginning in mid-January 2001, we downwardly revised our planned catalog mailings, particularly our prospect mailings, pending a sustained recovery in the U.S. economy. As a result, our subsequent fiscal 2001 catalog mailings, which have been primarily directed at our active customers, are slightly down from that mailed during the fiscal 2000 first half. Although curtailed, this ongoing marketing investment in current and future customer growth across all sales channels, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative ("SG&A") expenses, resulted in our our proprietary catalog mailing list growing to 11.5 million names at September 1, 2001 as compared to 10.8 million names and 9.3 million names at March 3, 2001 and August 26, 2000, respectively. Our proprietary e-mail address database also grew to 1.3 million names at September 1, 2001 from 1.2 million names and 1.0 million names at March 3, 2001 and August 26, 2000, respectively. And most importantly, our active customer file grew to
2.7 million at

---------------------------------

September 1, 2001 from 2.6 million and 2.3 milion at March 3, 2001 and August 26, 2000, respectively.

     Our cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales were $53.6 million during the fiscal 2001 second quarter, an increase of $6.8 million, or 14.5%, from the $46.8 million incurred during the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated cost of sales were $116.9 million, an increase of $15.6 million, or 15.4%, from the $101.3 million incurred during the fiscal 2000 first half.

     Our consolidated gross profit was $39.3 million for the fiscal 2001 second quarter, a decrease of $0.3 million, or 0.6%, from the $39.5 million realized during the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated gross profit was $88.8 million, an increase of $7.3 million, or 8.9%, from the $81.5 million realized during the fiscal 2000 first half. Our consolidated gross margin decreased to 42.3% for the fiscal 2001 second quarter from 45.8% in the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated gross margin decreased to 43.2% from 44.6% in the fiscal 2000 first half.

     The decreases in our consolidated gross profit dollars and margin for the fiscal 2001 second quarter primarily were attributable to the increased clearance sales by our Direct Channel to substantially sell through our remaining summer apparel and thereby maintain our consolidated inventories at conservative levels during this period of continued economic uncertainty. To a lesser extent, store rents, utilities and amortization of leasehold improvements related to added retail stores contributed to the decrease in our consolidated gross profit dollars for the fiscal 2001 second quarter. The slight increase in our consolidated gross profit dollars for the fiscal 2001 first half primarily was attributable to the positive impact of increased full-priced, first-line merchandise sales by our Direct Channel's e-commerce business and our Retail Channel during the fiscal 2001 first quarter more than offsetting the negative impact of clearance sales and new store costs. Our clearance sales also had the unfavorable effect of reversing the slight improvement realized in our consolidated gross margin during the preceding fiscal 2001 first quarter.

     Our consolidated SG&A expenses primarily consist of marketing expenses and, to a lesser extent, general and administrative expenses. Catalog development, production and circulation costs are accumulated on our balance sheet until the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks. Our consolidated SG&A expenses were $37.3 million for the fiscal 2001 second quarter, an increase of $0.4 million, or 1.1%, from the $36.9 million incurred during the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated SG&A expenses were $84.7 million, an increase of $11.5 million, or 15.7%, from $73.2 million incurred during the fiscal 2000 first half. Our consolidated SG&A expenses decreased as a percentage of consolidated net sales to 40.1% for the fiscal 2001 second quarter from 42.7% in the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated SG&A expenses increased as a percentage of net sales to 41.2% from 40.1% in the fiscal 2000 first half.

     The increases in our consolidated SG&A expenses for the fiscal 2001 second quarter and first half primarily were attributable to incremental personnel and facility costs incurred in connection with the continuing roll-out of our full-line "metropolitan" retail stores and the continuing expansion of our e-commerce business. The associated personnel costs primarily included administrative support salaries, direct store wages and related benefits. The associated facility costs primarily consisted of depreciation of incremental administrative support facilities and furnishings. The fiscal 2001 first half additionally reflects residual amortization expense incurred during the fiscal 2001 first quarter associated with increased catalog mailings made during the preceding fiscal 2000 fourth quarter, prior to our noting of significantly softer catalog consumer demand. Decreased catalog amortization expense, resulting from the aforementioned contraction in catalog mailings, served to substantially offset the above expense increases incurred during the fiscal 2001 second quarter. The decrease in our SG&A rate as a percentage of consolidated net sales for the fiscal 2001 second quarter primarily was attributable to a higher

---------------------------------

percentage of our catalogs mailings being to more responsive active customers, and consequently, a lower percentage of our catalog mailings being to less responsive new customer prospects having no prior purchasing history with us. The increase in our SG&A rate for the fiscal 2001 first half primarily was attributable to the aforementioned residual catalog amortization expense incurred in the fiscal 2001 first quarter being partially offset by the preceding favorable change in the composition of our catalog mailings.

     As a result of the foregoing, our consolidated income from operations decreased by $0.6 million, or 24.5%, to $2.0 million for the fiscal 2001 second quarter from $2.6 million in the fiscal 2000 second quarter. For the fiscal 2001 first half, our consolidated income from operations decreased by $4.2 million, or 50.4%, to $4.1 million from $8.3 million in the fiscal 2000 first half. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 2.1% and 2.0%, respectively, for the fiscal 2001 second quarter and first half, versus 3.0% and 4.5% for the fiscal 2000 second quarter and first half, respectively.

     We realized consolidated net interest and other income of $0.1 million and $0.2 million during the fiscal 2001 second quarter and first half, respectively, as compared to $0.3 million and $0.5 million during the fiscal 2000 second quarter and first half, respectively. These decreases primarily are attributable to decreased interest income from lower average cash balances during the fiscal 2001 periods.

     Slightly exceeding the 28.5% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $0.3 million, or 28.8% to $0.8 million during the fiscal 2001 second quarter from $1.2 million in the fiscal 2000 second quarter. Similarly, slightly exceeding the 50.8% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $1.8 million, or 51.2% to $1.7 million during the fiscal 2001 first half from $3.5 million in the fiscal 2000 first half. As a percentage of our consolidated income before provision for income taxes, our consolidated provision for income taxes was 38.7% for both the fiscal 2001 second quarter and first half as compared to 38.9% and 39.0% in the fiscal 2000 second quarter and first half, respectively. The dollar decreases in our income tax provisions primarily reflect our lower profitability whereas the rate decreases primarily reflect the favorable effects of certain continuing tax credits obtained in connection with establishing our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

     We completed the fiscal 2001 second quarter realizing consolidated net income of $1.3 million (net income per basic and diluted share of $0.12) as compared to $1.8 million (net income per basic and diluted share of $0.17) for the fiscal 2000 second quarter, a decrease of $0.5 million or 28.3%. For the fiscal 2001 first half, we realized consolidated net income of $2.7 million (net income per basic and diluted share of $0.25) as compared to $5.4 million (net income per basic and diluted share of $0.52 and $0.50, respectively) for the fiscal 2000 first half, a decrease of $2.7 million or 50.5%.

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

     We are party to an agreement with a consortium of banks that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.6 million. At our option, the interest rate under the agreement is the Bank's Prime Rate or Adjusted LIBOR [i.e., rate per annum equal to the quotient of the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent], increased or decreased by a margin based upon our then EBITDA Coverage Ratio, as defined. The agreement provides that we must satisfy certain specified EBITDA, EBITDAR, leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003.

     Our operating activities generated $16.4 million of positive cash flow during the fiscal 2001 first half, an increase of $8.8 million, or 115.0%, from the $7.6 million of positive cash flow generated during the fiscal 2000 first half. On a comparative year-to-date basis, the fiscal 2001 first half increase primarily reflects the positive cash flow effects of decreased inventories, prepaid expenses, prepaid catalog costs and deferred catalog costs, and increased non-cash depreciation and amortization expenses. These positive cash flows were partially offset primarily by our lower net income and the negative cash flow effects of increased receivables and decreased accounts payable and accrued liabilities. The comparative fiscal 2000 first half was also adversely impacted by the negative cash flow effect of decreased income taxes payable. Our fiscal 2001 first half net positive operating cash flow of $16.4 million, as well as $0.6 million in net proceeds from exercises of stock options, primarily were utilized to fund $12.0 million in capital expenditures and $2.6 million in treasury stock purchases, and to increase our ending cash and cash equivalents balance by $2.5 million.

     Our investing activities consumed $12.0 million and $7.7 million of cash and cash equivalents during the first halves of fiscal 2001 and 2000, respectively, with cash outlays principally consisting of capital expenditures. Our fiscal 2001 first half capital expenditures primarily reflect the cost of leasehold improvements for four additional retail stores and the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space, including related furnishings. To a significantly lesser extent, the fiscal 2001 first half additionally reflects various technology hardware and software additions and upgrades. Slightly offsetting the comparative fiscal 2000 first half capital outlays were $0.2 million in key executive loan repayments.

     Our financing activities utilized $2.0 million in cash and cash equivalents during the fiscal 2001 first half whereas our financing activities provided $2.0 million of cash and cash equivalents during the fiscal 2000 first half. The fiscal 2001 first half reflects the outlay of $2.6 million for treasury stock repurchases, partially offset by $0.6 million in net proceeds from exercises of stock options, whereas the fiscal 2000 first half solely reflects $2.0 million in net proceeds from exercises of stock options.

     As a result of the foregoing, we had $31.4 million in working capital at September 1, 2001 as compared to $38.6 million and $35.6 million at March 3, 2001 and August 26, 2000, respectively. Our current ratio was 1.5 at September 1, 2001 as compared to 1.8 and 1.5 at March 3, 2001 and August 26, 2000, respectively. We continue to have no outstanding short or long-term bank debt at September 1, 2001.

-------------------------------------------

     As previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in highly-trafficked metropolitan areas. Just prior to the 1999 holiday shopping season, we opened two pilot full-line "metropolitan" retail stores. Based on the success achieved by these two pilot stores, we subsequently opened six additional full-line retail stores during fiscal year 2000. During the fiscal 2001 first half, we opened four additional full-line retail stores. These twelve full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. We currently remain fully committed to continuing our measured roll-out of full-line retail stores in 80 major metropolitan markets in 29 states identified through our extensive Direct Channel customer database as having significant Coldwater Creek brand awareness. Our current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during the remainder of fiscal year 2001, all prior to the December 2001 holiday shopping season. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     We currently estimate between $15.0 million and $20.0 million in total capital expenditures during the remainder of fiscal 2001, primarily consisting of leasehold improvements for approximately fifteen additional retail stores, and, to a significantly lesser extent, various technology hardware and software additions and upgrades for our corporate systems, including our retail store systems and primary e-commerce web site. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

     On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. We repurchased 100,000 common shares at an average market price of $26.28 per share during the fiscal 2001 second quarter, and subsequently repurchased an additional 109,100 common shares at an average market price of $19.08 per share through September 24, 2001.

     We believe that cash flow from operations and borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives, as well as any additional share repurchases, for the foreseeable future. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Future Outlook
--------------

     Our overall business has been, and continues to be, negatively impacted by the continuing weak U.S. economy. In particular, we have realized, and continue to realize, lower customer response rates to our merchandise offerings and lower average order dollars. This continuing weakness in consumer demand was further undermined by the adverse pyschological and economic effects of the recent terrorist attacks on the U.S.

     Since our first noting of diminished consumer demand in mid-January 2001, we have curtailed our previously aggressive catalog circulation plans for fiscal 2001 by significantly reducing the number of prospect catalog mailings, and instead, emphasizing active customer catalog mailings. Until sustained improvements in the U.S. economy and consumer demand are noted, we will continue to maintain our catalog mailings and merchandise inventories at conservative levels and adhere to the various cost containment measures we have in place. We will continue with prudent and thoughtful business expansion when and where justified.

     In response to the continuing weakness in consumer demand, we also implemented a "wear-now" merchandising strategy during the fiscal 2001 second quarter whereby we began offering our apparel in closer proximity to the season in which it is intended to be worn. The transitional effect of this strategy was to shift a meaningful portion of our full-price first-line fall apparel offerings into the fiscal 2001 third quarter. There can be no assurance that this strategy will be successful in achieving the increased customer response rates and higher average order dollars we are seeking.

Other Matters
-------------


Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The magnitude to which SFAS No. 141 will impact our future financial statements will depend upon the particulars of any future business combinations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. We will adopt SFAS No. 142, as required, in our consolidated financial statements for the first quarter of fiscal 2002. We currently believe that the adoption of SFAS No. 142 will not have a material impact on our consolidated financial statements.


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. Unless management elects to early adopt SFAS No. 143, as permitted, the Company will adopt SFAS No. 143, as

-------------------------


Recently Issued Accounting Standards Not Yet Adopted (continued)

required, in its consolidated financial statements for the first quarter of fiscal 2003. We are continuing to assess the provisions of SFAS No. 143 and currently are unable to definitively conclude as to the likely impact of its adoption on our consolidated financial statements. However, based upon our preliminary assessment of SFAS No. 143, we currently believe that adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spinoff if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Unless we elect early adoption of SFAS No. 144, as permitted, we will adopt SFAS No. 144, as required, in our consolidated financial statements for the first quarter of fiscal 2002. We are continuing to assess the provisions of SFAS No. 144 and currently are unable to determine the likely impact of its adoption on our consolidated financial statements.


Risk Factors
------------

Changing Consumer Preferences; General Economic Conditions and the Recent
-------------------------------------------------------------------------
Deterioration Therein
---------------------

     Although we believe that our business has historically benefited from increased consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that, if correct, such trend will continue. Any change in this trend could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on financial condition, results of operations and cash flows. Our future success depends largely on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate

------------------------

Changing Consumer Preferences; General Economic Conditions and the Recent
-------------------------------------------------------------------------
Deterioration Therein (continued)
---------------------------------

manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our financial condition, results of operations and cash flows. Our business is also sensitive to national or regional changes in consumer spending and discretionary income patterns which, in turn, are controlled to a large extent by prevailing economic conditions. In this regard, our business has been and continues to be materially adversely impacted by the general deterioration in the U.S. economy since late 2000 and the resulting decline in consumer confidence. Continuing weak economic conditions or diminished consumer confidence in one or more regions in which we have been historically dependent upon for significant sales could have a further material adverse effect on sales of our merchandise and, as a result, on our financial condition, results of operations and cash flows. See "Management's Discussion and Analysis - Future Outlook."


Potential Continuing Business Interruptions Due To Increased Security Measures
------------------------------------------------------------------------------
In Response To Terrorism.
-------------------------

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, freight, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, freight, mail, financial or other services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, we may experience related increases in certain operating costs, such as costs for transportation, freight and insurance. We may also experience significant delays in the receipt of certain goods from overseas due to continuing increased scrutiny by U.S. Customs. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any prolongment of the current economic downturn would likely have further material adverse impacts on our business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis - Future Outlook."

Quarterly and Seasonal Fluctuations
-----------------------------------

         Our revenues and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of new merchandise and merchandise offerings, recognition of sales or costs contributed by new merchandise and merchandise offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, we maintain a common industry policy of accumulating catalog development, production and circulation costs on our balance sheet until the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks to a few months. Consequently, the timing of the mailing of our catalogs will impact quarter-to-quarter revenue and expense comparisons. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal

------------------------

Quarterly and Seasonal Fluctuations (continued)
-----------------------------------------------

fluctuations in our sales and operating results, which is typical of many apparel retailers. In past fiscal years, our net sales and profits have been heavily reliant on the November and December holiday season. We believe that in the future this seasonality will continue. In our historical anticipation of significantly increased sales activity during November and December, we have incurred significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. If, for any reason, we were not to realize significantly increased sales during November and December, or such sales fall significantly short our expectations, our financial condition, results of operations and cash flows would be materially adversely affected. This is of particular concern to us during November and December of this year as a result of a U.S. economy that continues to deteriorate. This deterioration has been worsened by the adverse psychological and economic effect of the recent terrorist attack. See "Management's Discussion and Analysis - Future Outlook."

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

Continued Dependence On and Risks Associated with Our Catalog Sales Business
----------------------------------------------------------------------------

     Our success for the foreseeable future will continue to depend significantly on the future success of our well-established catalog sales business, which also serves to promote our e-commerce web sites and retail stores. We believe that the future success of our catalog sales business will be predicated upon the efficient targeting of our catalog mailings, a high volume of prospect catalog mailings, when market conditions permit, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our catalog mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development, production and circulation and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual subsequent performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated revenue from a particular catalog mailing, and thereby not recover the costs associated with that catalog mailing, our financial condition, results of operations and cash flows could, as in the past, be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, revenues generated by each catalog mailing, can be affected, as they have recently been, by

------------------------

Continued Dependence On and Risks Associated with Our Catalog Sales Business
----------------------------------------------------------------------------
(continued)
-----------

factors such as prevailing economic conditions and uncertainty, consumer preferences, the timing and mix of catalog mailings and changes in the merchandise mix, several of which factors are outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. Any inability we have to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could, as in the past, result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, any or all of which would likely have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Associated with Our Relatively New E-Commerce and Retail Store Businesses
-------------------------------------------------------------------------------

     Although we have been in the catalog sales business for many years and certain members of our executive management team gained significant retail sales experience with previous employers, we have had only limited experience with our e-commerce and retail store businesses. Our approaches in these relatively new businesses remain largely untested, and we cannot be sure that these approaches will provide long-term value to the Company. Furthermore, our management does not have extensive experience operating these relatively new businesses and our future success may depend on future additions to our management team. Additionally, because the Internet is constantly changing, we will likely need to correspondingly alter our e-commerce business in the future. Frequent changes could impose significant burdens on our management and our employees and could result in loss of productivity or increased employee attrition. Any investment in our Company must be considered in light of the problems frequently encountered by companies engaged in new and rapidly evolving business models and markets. We cannot be certain that our business strategies will be successful or that we will successfully address the risks and challenges associated with the e-commerce and retail store businesses.

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

     We have identified through the use of our Direct Channel's extensive customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our

------------------------

Risks Associated with Our Growth Strategy (continued)
-----------------------------------------------------

current schedule contemplates the opening of approximately fifteen additional full-line "metropolitan" retail stores during the remainder of fiscal year 2001, all prior to the November and December 2001 holiday shopping season. We have had limited experience operating retail stores and, other than operating our Jackson Hole, Wyoming retail store since 1997, we have had no significant experience operating stores outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

Ability to Manage Expanding Operations
--------------------------------------

     Our growth has resulted in an increased demand on our managerial, operational and administrative resources. In order to manage currently anticipated levels of future demand, we will be required to continue, among other things, to (i) improve and integrate our management information systems and controls, including inventory management, (ii) adjust our distribution capabilities and (iii) attract and retain qualified personnel, including middle and upper management. In addition, there can be no assurance that any upgrades, improvements and expansions in our overall infrastructure and operations will increase the productivity or efficiency of our operations or that the same will be adequate to meet our present or future needs. Continued growth could result in a strain on our management, financial, merchandising, marketing, distribution and other resources and we may experience operating difficulties, including difficulties in training and managing an increasing number of employees, difficulties in obtaining sufficient materials and manufacturing capacity from vendors to produce our merchandise, problems in upgrading our management information systems and delays in production and shipments. There can be no assurance that we will be able to manage future growth effectively and any failure to manage growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

Competition
-----------

     The markets for our merchandise are highly competitive, and the growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large retail operations, many with catalog, e-commerce and retail store operations, and other catalog, e-commerce and retail store companies and international competitors. With respect to the apparel merchandise offered by us, we are in direct competition with more established catalog, e-commerce and retail store operations, some with substantially greater experience in selling apparel merchandise and which may focus on prospective customers sharing some of the demographic characteristics of our customers. Any failure on our part to successfully market our apparel

------------------------

Competition (continued)
-----------------------

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

Risks Affecting Our Ability to Fulfill Orders
---------------------------------------------

     Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the United States Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to industry standards, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our call centers or distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our financial condition, results of operations and cash flows. See "Management's Discussion and Analysis - Future Outlook."

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

------------------------

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

Merchandise Returns
-------------------

     As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are adequate, there can be no assurance that actual merchandise returns will not exceed our allowances. In addition, there can be no assurance that the introduction of new merchandise through our sales channels, changes in the merchandise mix, consumer confidence or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

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

     3. Proposal No. 3: Ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending March 2, 2002.

                            For               Against          Abstain
                            ---               -------          -------

                            10,438,145        22,838           1,096

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

No exhibits required.

There were no reports filed on Form 8-K during the three months ended September 1, 2001.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of October 2001.

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