Form 10-Q
period 2001-12-01
COLDWATER CREEK INC
filed 2002-01-15
CIK 1018005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter Ended December 1, 2001

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

                   YES     X                NO ____
                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Shares outstanding as of January 11, 2002
----------------------------------     -----------------------------------------
   Common Stock ($.01 par value)                       10,550,507

================================================================================

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION                                                  Page
                                                                                   ----
Item 1.  Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Balance Sheets at December 1, 2001 and March 3, 2001 ......  3

Condensed Consolidated Statements of Operations for the three and nine month periods ended December 1, 2001 and November 25, 2000 ...........................  4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended
  December 1, 2001 and November 25, 2000 .........................................  5

Notes to Condensed Consolidated Financial Statements .............................  6


Item 2.  Management's Discussion and Analysis .................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............. 28


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................... 29

Item 2.  Changes in Securities and Use of Proceeds ............................... 29

Item 3.  Defaults Upon Senior Securities ......................................... 29

Item 4.  Submission of Matters to a Vote of Security Holders ..................... 29

Item 5.  Other Information ....................................................... 29

Item 6.  Exhibits and Reports on Form 8-K ........................................ 29

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

PART I.     FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      COLDWATER CREEK INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except for share data)

                                                                     December 1,      March 3,
                                                                        2001           2001
                                                                     -----------    ----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $   6,111     $   4,600
    Receivables                                                           15,626         7,077
    Inventories                                                           71,753        66,149
    Prepaid expenses                                                       4,918         3,856
    Prepaid catalog costs                                                  1,247         5,581
    Deferred income taxes                                                  2,073         2,073
                                                                       ---------     ---------
              Total current assets                                       101,728        89,336

Deferred catalog costs                                                    10,913         7,240
Property and equipment, net                                               79,578        55,151
Other                                                                        985         1,236
                                                                       ---------     ---------
              Total assets                                             $ 193,204     $ 152,963
                                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $  60,890     $  34,335
    Accrued liabilities                                                   24,623        16,420
                                                                       ---------     ---------
              Total current liabilities                                   85,513        50,755

Deferred income taxes                                                      3,866         3,866
Deferred rents                                                             7,143         2,207
                                                                       ---------     ---------
              Total liabilities                                           96,522        56,828
                                                                       ---------     ---------
Commitments and contingencies


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                   -             -
    Common stock, $.01 par value, 60,000,000 shares authorized,
     10,714,599 and 10,657,324 issued and outstanding, respectively          107           107
    Additional paid-in capital                                            48,913        47,902
    Treasury stock, at cost, 209,100 and 0 shares, respectively           (4,715)            -
    Retained earnings                                                     52,377        48,126
                                                                       ---------     ---------
              Total stockholders' equity                                  96,682        96,135
                                                                       ---------     ---------
              Total liabilities and stockholders' equity               $ 193,204     $ 152,963
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                   COLDWATER CREEK INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands, except for per share data)

                                                   Three Months Ended            Nine Months Ended
                                                -------------------------    -------------------------
                                                December 1,  November 25,    December 1,  November 25,
                                                   2001          2000           2001          2000
                                                 ----------  ------------    -----------  ------------
Net sales                                         $ 141,707     $ 136,604      $ 347,423     $ 319,453

Cost of sales                                        79,005        71,769        195,890       173,069
                                                 ----------  ------------    -----------  ------------
     Gross profit                                    62,702        64,835        151,533       146,384

Selling, general and administrative expenses         60,231        53,440        144,938       126,676
                                                 ----------  ------------    -----------  ------------
     Income from operations                           2,471        11,395          6,595        19,708

Interest, net, and other                                106           204            343           752
                                                 ----------  ------------    -----------  ------------

     Income before provision for income taxes         2,577        11,599          6,938        20,460

Provision for income taxes                              999         4,535          2,687         7,994
                                                 ----------  ------------    -----------  ------------
     Net income                                   $   1,578     $   7,064      $   4,251     $  12,466
                                                 ==========  ============    ===========  ============
     Net income per share - Basic                 $    0.15     $    0.67      $    0.40     $    1.19
                                                 ==========  ============    ===========  ============
     Net income per share - Diluted               $    0.15     $    0.64      $    0.39     $    1.15
                                                 ==========  ============    ===========  ============

   The accompanying notes are an integral part of these financial statements.

                      COLDWATER CREEK INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                  Nine Months Ended
                                                             ----------------------------
                                                             December 1,     November 25,
                                                                2001             2000
                                                             ------------   -------------
OPERATING ACTIVITIES:
Net income                                                   $     4,251    $     12,466
Non cash items:
    Depreciation and amortization                                  8,897           6,704
    Deferred rents                                                   (39)              -
    Other                                                              -             230
Net change in current assets and liabilities:
    Receivables                                                   (3,153)         (1,496)
    Inventories                                                   (5,604)        (25,302)
    Prepaid expenses                                                (830)           (418)
    Prepaid catalog costs                                          4,334           2,777
    Accounts payable                                              26,555          30,042
    Accrued liabilities                                            2,517           7,064
    Income taxes payable                                               -            (103)
Increase in deferred catalog costs                                (3,673)        (14,633)
                                                             -----------    ------------
      Net cash provided by operating activities                   33,255          17,331
                                                             -----------    ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                          (28,031)        (17,704)
     Repayments of loans to executives                               251             161
                                                             -----------    ------------
      Net cash used in investing activities                      (27,780)        (17,543)
                                                             -----------    ------------
FINANCING ACTIVITIES:
    Net proceeds from exercises of stock options                     804           2,702
    Common shares repurchased for treasury                        (4,715)              -
    Other financing costs                                            (53)            (53)
                                                             -----------    ------------
      Net cash (used in) provided by financing activities         (3,964)          2,649
                                                             -----------    ------------
        Net increase in cash and cash equivalents                  1,511           2,437
            Cash and cash equivalents, beginning                   4,600           7,533
                                                             -----------    ------------
        Cash and cash equivalents, ending                    $     6,111    $      9,970
                                                             ===========    ============

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid for interest                                   $        14    $          6
    Cash paid for income taxes                                     2,337           8,097
    Tax benefit from exercises of stock options                      207           1,803
    Deferred rents                                                 5,435               -

   The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Periods

     References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three and nine-month periods refer to the respective thirteen and thirty-nine weeks ended on the date indicated.

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

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.   Interim Condensed Consolidated Financial Statements (continued)

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

3.   Earnings Per Share

     The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share (in thousands):

                                                   Three Months Ended        Nine Months Ended
                                              --------------------------------------------------------

                                               December 1,   November 25,   December 1,   November 25,
                                                  2001         2000           2001           2000
                                              ------------  -------------  ------------  -------------
Net income                                       $ 1,578      $ 7,064        $ 4,251        $12,466
                                                 =======      =======        =======        =======

Average shares outstanding used to
determine net income per basic common share       10,524       10,553         10,610         10,454

Net effect of dilutive stock options based
on the treasury stock method using average
market price (1)                                     226          402            248            405
                                                 -------      -------        -------        -------

Average shares used to determine net
income per diluted common share                   10,750       10,955         10,858         10,859
                                                 =======      =======        =======        =======

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Earnings Per Share (continued)

(1) Anti-dilutive stock options excluded from the above computations for the three months ended December 1, 2001 and November 25, 2000 were 334 and 188, respectively. Anti-dilutive stock options excluded from the above computations for the nine months ended December 1, 2001 and November 25, 2000 were 334 and 252, respectively.

4.   Treasury Stock

     On March 31, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During the nine months ended December 1, 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share.

5.   1996 Stock Option/Stock Issuance Plan

     The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996. On July 14, 2001, a majority of stockholders approved an additional 300,000-share allotment thereby increasing the total number of shares authorized for issuance under the 1996 Plan to 1,861,847 common shares.

6.   Executive Loan and Incentive-Based Compensation Programs

     Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $1.0 million and $1.2 million at December 1, 2001 and March 3, 2001, respectively.

     During fiscal 1999 and 2000, the Board of Directors' Compensation Committee authorized compensation bonus pools of $1.7 million and $0.3 million, respectively, as additional incentives to retain certain designated key employees. It was set forth by the Compensation Committee that the individual allotments within the two compensation bonus pools would be considered earned and payable in full on September 25, 2001 and March 25, 2002, respectively, provided that certain specified performance criteria were met by both the designated key employee and the Company as a whole over the applicable preceding twenty-four month period. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over the applicable twenty-four month period based on the performance to date and the current expectation that the specified performance criteria will be met by both the designated key employee and the Company as a whole. The Company reduced the $1.7 million compensation bonus pool by $0.1 million in both the fiscal 2001 first and second quarters in connection with departed employees. On September 25, 2001, the remaining $1.5 million of the initial $1.7 million compensation bonus pool was considered earned and subsequently paid in full.

7.   Contingencies

     The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance, under any pending

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   Contingencies (continued)

litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

     The Company and its Coldwater Creek Outlet Stores Inc. subsidiary collect sales taxes from customers transacting purchases in states in which the Company or this subsidiary have physically based some portion of their retailing business. The Company and this subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

8.   Subsequent Event --- Planned Operational Changes

     On January 10, 2002, the Company announced certain operational changes in response to the continuing adverse economic conditions and to other underperforming aspects of its business. The Company's plan currently contemplates, but may not be ultimately limited to, the following actions. First, the Company will be consolidating the remaining operations of its distribution center in Sandpoint, Idaho, which currently serve solely to fulfill the inventory requirements of its modest base of 29 retail stores, into its leased distribution center in Mineral Wells, West Virginia which has sufficient available capacity. The Company anticipates the elimination of approximately 120 salaried and hourly positions in connection with this consolidation. Second, effective in the fall of 2002, the Company will eliminate its stand-alone
"Home" catalog title. The more popular "Home" merchandise will be carried forward in the Company's remaining catalog titles with remaining "Home" merchandise disposed of through the Company's existing disposition vehicles.
Net sales for "Home" were $16.5 million and $14.6 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Third, the Company will feature the more popular merchandise assortment from its stand-alone "Gallery" specialty merchandise line in full-line retail stores and its "Spirit of the West" catalog. Remaining "Gallery" merchandise will be disposed of through the Company's existing disposition vehicles. Net sales for "Gallery" were $0.9 million and $0.7 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Fourth, in light of the effectiveness and efficiency of its www.coldwatercreek.com web site at
                                        ----------------------
clearing excess merchandise inventory, the Company will be closing two of its remaining nine merchandise clearance outlet stores. Furthermore, in addition to the aforementioned staff reductions, the Company eliminated approximately 80 salary and hourly positions among its national retail store staff and an additional 20 salaried positions at its Sandpoint headquarters. The Company is currently in the process of finalizing all aspects of its plan and quantifying its estimates of the associated staff reductions, anticipated cost savings and resulting accounting charges. The Company anticipates completing this process during the fiscal 2001 fourth quarter. There can be no assurance that the Company's operational changes will produce the desired operating efficiencies and cost savings.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the recent uncertainty and general downturn in the United States economy; the effects of the recent terrorist attacks; the various risks inherent in offering apparel and other merchandise such as long lead times, increased inventory requirements, merchandise returns, and shipping costs; the difficulties inherent in forecasting unpredictable customer tastes and buying trends; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; the success of operating and growth initiatives; the early stage of our Internet-based, e-commerce business, including the effects of shifting patterns of e-commerce versus catalog purchases and the potential failure to generate sufficiently increased e-commerce sales; the availability, locations and terms of sites for store development; potential cost overruns and delays in launching multiple retail stores; brand awareness; competition; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the unpredictable and changing buying habits of our targeted customer demographic, particularly as a result of economic uncertainties or downturns; the potential that the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; our potential inability to generate sales through promotional activity; the possibility that we may not be able to achieve targeted cost reductions; the ability to maintain or improve current levels of operations; the quality and judgment of key management personnel; availability and retention of qualified personnel; labor and employee benefit costs; availability, terms and deployment of capital; as well as other factors discussed in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year, as was the case for the Company's most recently completed fiscal year ended March 3, 2001. References herein to three and nine-month periods refer to the respective thirteen and thirty-nine weeks ended on the date indicated.

Overview
--------

     Coldwater Creek Inc. ("the Company") is a multi-channel retailer of women's apparel, jewelry, footwear, gift items and soft home accessories. Our Direct Channel encompasses our traditional catalog business, growing Internet-based, e-commerce business and merchandise clearance outlet stores, whereas our Retail Channel encompasses our expanding base of full-line retail stores, primarily located in major metropolitan areas throughout the United States ("U.S."). Our long-standing mission has been to differentiate ourself from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

     During fiscal 2001, we have continued to primarily concentrate our efforts and resources on further deploying the multi-channel marketing strategy initially adopted and implemented during fiscal 1999. Within our Direct Channel, we continue to further refine, evolve and develop our core catalog business while nurturing, refining and aggressively marketing our growing e-commerce business. Within our Retail Channel, we continue our measured roll-out of full-line retail stores in major U.S. metropolitan markets.

     Our long-established catalog business primarily has consisted of regular targeted mailings of our four catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs continue to be our most efficient and effective medium for building brand recognition and deploying various sales growth and merchandising initiatives. As such, each of our catalogs is carefully designed to promote our multiple-channel sales structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable, whether it be through our toll-free telephone number, easy-to-complete mail order form, user-friendly web sites or comfortable retail stores. At December 1, 2001, our proprietary catalog mailing list consisted of
12.0 million customer names, including 2.7 million "active" customers who have made a purchase from us through one or more of our sales channels during the preceding twelve months. See "Management's Discussion and Analysis -

--------------------

Planned Operational Changes" for details regarding planned future changes to certain of our catalog titles and merchandise lines.

     As our well-established catalog business provides an existing marketing platform from which to broadly and rapidly promote our www.coldwatercreek.com
                                                       ----------------------
web site with minimal incremental marketing costs, our Internet-based, e-commerce business is our most profitable business. As a side benefit, our www.coldwatercreek.com web site is our most effective and efficient promotional
----------------------
vehicle for the disposition of excess inventory. As approximately one in six individuals currently making purchases on our www.coldwatercreek.com web site
                                              ----------------------
have had no previous purchasing history with us and our e-commerce customers tend to be, on average, more frequent purchasers, we continue to devote substantial effort and resources towards attracting both new and existing customers to this convenient, secure and more cost effective shopping medium. To this end, we continue to actively promote our web site in various major national consumer publications popular with our targeted demographic base, as well as to prominently display our web site address in all of our catalogs and stores. Additionally, we continue to send weekly targeted e-mails to our 1.5 million customer e-mail address database, which, on average, we currently expand daily by approximately 500 to 1,000 addresses.

     We continue to believe that the ability to occassionally "touch and feel" merchandise will remain a coveted aspect of the American woman's shopping experience thereby ensuring that the majority of women's apparel will continue to be purchased at retail stores for the foreseeable future. As such, we continued our Retail Channel expansion during the first nine months of fiscal 2001 with the addition of 19 stores in major U.S. metropolitan areas. Our current 27 full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and www.coldwatercreek.com e-commerce web site. Based on our overall positive sales
----------------------
experience to date, we remain fully committed to our initial plan of establishing, over several years, full-line retail stores in a total of 80 major U.S. metropolitan markets, within 29 states, that we initially identified through our extensive Direct Channel customer database in fiscal 1999 as having significant existing Coldwater Creek brand awareness. Despite being in metropolitan settings, all of our new retail stores retain the Coldwater Creek ambience of soft woods, natural lighting and soothing waterfalls. Although we currently plan on opening approximately 12 additional stores during fiscal 2002, all future store openings will ultimately be influenced by, among other factors, the prevailing economic environment and our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     Our current overall strategic marketing plan is to continue to use the competitive advantages provided by our well-established catalog infrastructure, a resource not available to single-channel e-commerce or bricks-and-mortar retailers, to generate revenues across all of our sales channels, target new customers and potentially introduce new merchandise lines. We believe that our current multi-channel structure positions us well for increased brand recognition, growth and market share in the longer-term, although there can be no assurance of such.

     It must be noted that fiscal quarter to quarter sales and expense comparisons, both within and among fiscal years, are impacted by, in addition to other factors, the composition, magnitude and timing of our various merchandise offerings. Changes in the composition, magnitude and timing of our merchandise offerings are based upon our current understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may also be impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. The net sales realized from a particular merchandise offering may transcend fiscal quarters and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected decline in customer orders thereafter.

--------------------

     As with many apparel retailers, our revenues, results of operations, liquidity and capital resources have fluctuated and can be expected to continue to fluctuate on a quarterly and annual basis as a result of a number of factors, including, but not limited to, the composition, magnitude and timing of our merchandise offerings, including our recognition of related sales and costs; customer responsiveness, including the impact of general economic conditions and unseasonable weather; merchandise return rates; market fluctuations in paper, production, postage and telecommunication costs; merchandise receiving and shipping delays due to adverse weather conditions and national security measures; and chronological shifts in the timing of important holiday selling seasons. Particularly notable is our continuing material dependency on sales and profits from the November and December holiday season. In anticipation of increased holiday sales activity, we incur significant additional expenses, including the hiring of a substantial number of temporary employees to supplement our permanent, full-time staff. Additionally, as gift items and accessories are increasingly represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would likely be materially adversely affected, as our fiscal 2001 has been and continues to be. See "Management's Discussion and Analysis - Results of Operations," "Management's Discussion and Analysis - Future Outlook" and "Management's Discussion and Analysis - Planned Operational Changes" for further details.


Results of Operations
---------------------

     The following table sets forth our costs and expenses as percentages of our consolidated net sales:

                                     Three Months Ended              Nine Months Ended
                                 ---------------------------    --------------------------
                                 December 1,    November 25,    December 1,   November 25,
                                    2001           2000           2001          2000
                                 -----------    ------------    -----------   ------------
Net sales                              100.0%          100.0%         100.0%         100.0%
Cost of sales                           55.8            52.5           56.4           54.2
                                 -----------    ------------    -----------   ------------
Gross profit                            44.2            47.5           43.6           45.8
Selling, general and
  administrative expenses               42.5            39.1           41.7           39.7
                                 -----------    ------------    -----------   ------------
Income from operations                   1.7             8.3            1.9            6.2
Interest, net, and other                 0.1             0.1            0.1            0.2
                                 -----------    ------------    -----------   ------------
Income before provision
  for income taxes                       1.8             8.5            2.0            6.4
Provision for income taxes               0.7             3.3            0.8            2.5
                                 -----------    ------------    -----------   ------------
Net income                               1.1%            5.2%           1.2%           3.9%
                                 ===========    ============    ===========   ============

Note: Certain minor arithmetical variances in the above table and following narrative arise due to the effects of rounding.


     Our consolidated net sales for the three months ended December 1, 2001 ("fiscal 2001 third quarter") were $141.7 million, an increase of $5.1 million, or 3.7%, from the $136.6 million realized during the three months ended November 25, 2000 ("fiscal 2000 third quarter"). For the nine months ended December 1, 2001 ("the first nine months of fiscal 2001"), our consolidated net sales were $347.4 million, an increase of $28.0 million, or 8.8%, from the $319.5 million realized during the nine months ended November 25, 2000 ("the first nine months of fiscal 2000"). We estimate that each of the preceding consolidated net sales increases include approximately $7.0 million in incremental net sales realized from the seven additional

---------------------------------

post-Thanksgiving holiday shopping days included in the fiscal 2001 third quarter. Despite the preceding, our consolidated net sales for the fiscal 2001 third quarter were significantly lower than that which we had expected and planned for. Given our material dependency on holiday sales, this shortfall in consolidated net sales adversely impacted our ability to leverage costs, particularly those incremental costs being incurred in connection with certain growth and expansion initiatives, and, as a consequence, resulted in substantially reduced profitability for the fiscal 2001 third quarter and first nine months. As this sales shortfall continued through December, we currently anticipate incurring a net loss for the fiscal 2001 fourth quarter. See the following detailed discussions as well as "Management's Discussion and Analysis
- Future Outlook" and "Management's Discussion and Analysis - Planned Operational Changes."

     Our Direct Channel contributed $124.6 million in net sales during the fiscal 2001 third quarter, a decrease of $1.0 million, or 0.8%, from the $125.6 million contributed during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our Direct Channel contributed $310.2 million in net sales, an increase of $11.6 million, or 3.9%, from the $298.6 million contributed during the first nine months of fiscal 2000. On a stand-alone basis, our Internet-based, e-commerce business contributed $45.3 million in net sales during the fiscal 2001 third quarter, an increase of $9.5 million, or 26.5%, from the $35.8 million contributed during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our e-commerce business contributed $108.9 million in net sales, an increase of $37.4 million, or 52.3%, from the $71.5 million contributed during the first nine months of fiscal 2000. However, in contrast, net sales contributed by our catalog business were $79.3 million during the fiscal 2001 third quarter, a decrease of $10.5 million, or 11.7%, from the $89.8 million contributed during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our catalog business contributed $201.3 million in net sales, a decrease of $25.7 million, or 11.3%, from the $227.0 million contributed during the first nine months of fiscal 2000.

     Our Retail Channel contributed $17.1 million in net sales during the fiscal 2001 third quarter, an increase of $6.1 million, or 55.5%, from the $11.0 million contributed during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our Retail Channel contributed $37.3 million in net sales, an increase of $16.4 million, or 78.5%, from the $20.9 million contributed during the first nine months of fiscal 2000.

     As a percent of consolidated net sales, our Direct and Retail channels constituted 87.9% and 12.1%, respectively, for the fiscal 2001 third quarter as compared to 91.9% and 8.1%, respectively, for the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our Direct and Retail channels constituted 89.3% and 10.7%, respectively, as compared to 93.5% and 6.5%, respectively, for the first nine months of fiscal 2000. On a stand-alone basis, our growing e-commerce business constituted 32.0% and 31.3% of consolidated net sales for the fiscal 2001 third quarter and first nine months, respectively, as compared to 26.2% and 22.4% for the fiscal 2000 third quarter and first nine months, respectively.

     The increase in our consolidated net sales for the fiscal 2001 third quarter primarily was attributable to increased full-priced first-line sales by our Direct Channel's e-commerce business, followed closely by our Retail Channel. To a lesser extent, increased clearance sales by our e-commerce business contributed to the increase in our consolidated net sales. As previously cited, we estimate that the fiscal 2001 third quarter and first nine months include approximately $7.0 million in incremental net sales realized by the seven additional post-Thanksgiving holiday shopping days. Partially offsetting these increases were decreased full-priced first-line sales by our Direct Channel's catalog business and, to a lesser extent, decreased clearance sales by our catalog business and outlet stores. The increase in our consolidated net sales for the first nine months of fiscal 2001 primarily was attributable to increased full-price first-line sales by our e-commerce business and, to a significantly lesser extent, our Retail Channel. Increased clearance sales by our e-commerce business and, to a lesser extent, increased shipping and handling income also contributed measureably to the overall increase in consolidated net sales. These increases were partially offset primarily by decreased full-priced first-line sales by our catalog business and, to a significantly lesser extent, decreased clearance sales by our catalog business and outlet stores.

---------------------------------

     We primarily attribute the continued net sales growth realized by our e-commerce business to our ongoing promotion of our primary www.coldwatercreek.com web site in all of our catalogs and stores, the primary
----------------------
objective of which is to encourage our existing customers to utilize this more cost effective sales channel. Beyond this customer migration, our e-commerce business continued to be primarily responsible for our incremental consolidated net sales growth as approximately one in six individuals currently making purchases on our www.coldwatercreek.com web site have had no previous purchasing
                 ----------------------
history with us. We primarily attribute the continued net sales growth realized by our Retail Channel to the addition of 19 full-line retail stores during the first nine months of fiscal 2001, including 15 pre-Thanksgiving store openings during the fiscal 2001 third quarter. The net sales growth provided by these new stores however has been slightly offset by decreased average net sales per square foot, on average, for the 10 stores which were also open during the comparative fiscal 2000 third quarter.

     As previously cited, the increases in our consolidated net sales for the fiscal 2001 third quarter and first nine months, although exceeding the comparative fiscal 2000 periods, fell significantly short of our internal expectations, even after previously adjusting such expectations for what we believed would be the likely adverse effects on consumer spending from the ongoing economic recession and national security threats. With the benefit of hindsight, we now believe that we significantly overestimated the willingness of consumers to spend during this holiday season and significantly underestimated the residual adverse psychological effects on our customers from the recent terrorist attacks. We also attribute a significant portion of the sales shortfall to the unseasonably warm fall weather experienced in many of our key demographic markets within the eastern United States which we believe undermined consumer demand for the heavier fabrics and darker colors featured prominently in our core Northcountry fall apparel offerings. See "Management's Discussion and Analysis - Planned Operational Changes."

     A key element of our overall marketing strategy has been to pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, with our initial noting of significantly softening consumer demand in mid-January 2001, we downwardly revised our planned catalog mailings for fiscal 2001, particularly for prospect mailings, pending a sustained recovery in the U.S. economy. As a result, our subsequent fiscal 2001 catalog mailings, which have been primarily directed at our active customers, decreased 6.5% and 4.6% from that mailed during the fiscal 2000 third quarter and first nine months. Although curtailed, this ongoing marketing investment in current and future customer growth across all sales channels, the costs of which constitute the substantial majority of each fiscal period's selling, general and administrative ("SG&A") expenses, resulted in our proprietary catalog mailing list growing to 12.0 million names at December 1, 2001 as compared to 10.8 million names and 10.1 million names at March 3, 2001 and November 25, 2000, respectively. We have also grown our proprietary e-mail address database to 1.5 million names at December 1, 2001 (including 140,000 purchased names) from 1.2 million names and 1.3 million names at March 3, 2001 and November 25, 2000, respectively. And most importantly, we have grown our active customer file to
2.7 million customers at December 1, 2001 from 2.6 million customers and 2.5 million customers at March 3, 2001 and November 25, 2000, respectively.

     Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales were $79.0 million during the fiscal 2001 third quarter, an increase of $7.2 million, or 10.1%, from the $71.8 million incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated cost of sales were $195.9 million, an increase of $22.8 million, or 13.2%, from the $173.1 million incurred during the first nine months of 2000. Our consolidated gross profit was $62.7 million for the fiscal 2001 third quarter, a decrease of $2.1 million, or 3.3%, from the $64.8 million realized during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated gross profit was $151.5 million, an increase of $5.1 million, or 3.5%, from the $146.4 million realized during the first nine months of fiscal 2000. Our consolidated gross margin decreased to 44.2% for the fiscal 2001 third quarter from 47.5% in the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated gross

---------------------------------

margin decreased to 43.6% from 45.8% in the first nine months of fiscal 2000.

     Our gross profit dollars and margins particularly for the fiscal 2001 third quarter and, to a lesser extent, the first nine months, were adversely impacted primarily by significantly lower than expected full-priced first-line apparel sales. This sales shortfall undermined our planned leveraging of our incremental store occupany costs, particularly those costs incurred from the opening of 15 additional stores during the fiscal 2001 third quarter. Though to a lesser extent, our gross profit dollars and margin for the first nine months of fiscal 2001 were also adversely impacted by the increased clearance sales made by our Direct Channel during the fiscal 2001 second quarter to liquidate our remaining summer apparel and preserve our conservative inventory position. The modest increase we achieved in our consolidated gross profit dollars for the first nine months of fiscal 2001 primarily was attributable to the positive impact of increased full-priced, first-line merchandise sales by our Direct Channel's e-commerce business and our Retail Channel during the fiscal 2001 first quarter more than offsetting the negative impact of new store costs and clearance sales. However, the aforementioned summer clearance sales did have the unfavorable effect of reversing the slight improvement realized in our consolidated gross margin during the fiscal 2001 first quarter.

     Our consolidated SG&A expenses primarily consist of marketing expenses and, to a lesser extent, general and administrative expenses. Catalog development, production and circulation costs are accumulated on our balance sheet until the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks. Our consolidated SG&A expenses were $60.2 million for the fiscal 2001 third quarter, an increase of $6.8 million, or 12.7%, from the $53.4 million incurred during the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated SG&A expenses were $144.9 million, an increase of $18.3 million, or 14.4%, from $126.7 million incurred during the first nine months of fiscal 2000. Our consolidated SG&A expenses increased as a percentage of consolidated net sales to 42.5% for the fiscal 2001 third quarter from 39.1% in the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated SG&A expenses increased as a percentage of net sales to 41.7% from 39.7% in the first nine months of fiscal 2000.

     The increases in our consolidated SG&A expenses for both the fiscal 2001 third quarter and first nine months primarily were attributable to incremental personnel and infrastructure costs incurred in connection with our Retail Channel's continuing roll-out of full-line "metropolitan" retail stores and our Direct Channel's continuing expansion of its e-commerce business. The associated personnel costs primarily included administrative and technical support salaries, direct store wages, related taxes and employee benefits, and travel costs. The associated infrastucture costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. To a lesser extent, the increases in our SG&A expenses were attributable to incremental catalog and other marketing costs allocable to our e-commerce business. Despite the 6.5% and 4.6% decreases in our catalog mailings during the fiscal 2001 third quarter and nine months, respectively, we incurred significantly increased catalog amortization expenses primarily as a result of the timing of certain large catalog mailings in relation to our preceding fiscal 2000 year-end and fiscal 2001 third quarter-end. To a lesser extent, we also incurred certain incremental catalog marketing costs as a result of postal rate increases. Slightly offsetting these increases primarily were decreases in incentive compensation. The increases in our SG&A rate as a percentage of consolidated net sales for both the fiscal 2001 third quarter and first nine months primarily were attributable to our inability, in light of the previously discussed sales shortfall, to sufficiently leverage the incremental costs incurred in connection with the aforementioned growth and expansion initiatives.

     As a result of the foregoing, our consolidated income from operations decreased by $8.9 million, or 78.3%, to $2.5 million for the fiscal 2001 third quarter from $11.4 million in the fiscal 2000 third quarter. For the first nine months of fiscal 2001, our consolidated income from operations decreased by $13.1 million, or 66.5%, to $6.6 million from $19.7 million in the first nine months of fiscal 2000. Expressed as

---------------------------------

a percentage of consolidated net sales, our consolidated income from operations was 1.7% and 1.9%, respectively, for the fiscal 2001 third quarter and first nine months, versus 8.3% and 6.2% for the fiscal 2000 third quarter and first nine months, respectively.

     We realized consolidated net interest and other income of $0.1 million and $0.3 million during the fiscal 2001 third quarter and first nine months, respectively, as compared to $0.2 million and $0.8 million during the fiscal 2000 third quarter and first nine months, respectively. These decreases primarily are attributable to decreased interest income from lower average cash balances and, to a lesser extent, lower interest rates during the fiscal 2001 periods.

     Slightly exceeding the 77.8% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $3.5 million, or 78.0% to $1.0 million during the fiscal 2001 third quarter from $4.5 million in the fiscal 2000 third quarter. Similarly, slightly exceeding the 66.1% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $5.3 million, or 66.4% to $2.7 million during the first nine months of fiscal 2001 from $8.0 million in the first nine months of fiscal 2000. As a percentage of our consolidated income before provision for income taxes, our consolidated provision for income taxes was 38.8% and 38.7% for the fiscal 2001 third quarter and first nine months, respectively, as compared to 39.1% for both the fiscal 2000 third quarter and first nine months. The dollar decreases in our income tax provisions primarily reflect our lower profitability whereas the rate decreases primarily reflect the favorable effects of certain continuing tax credits obtained in connection with establishing our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

     We completed the fiscal 2001 third quarter realizing consolidated net income of $1.6 million (net income per basic and diluted share of $0.15) as compared to $7.1 million (net income per basic and diluted share of $0.67 and $0.64, respectively) for the fiscal 2000 third quarter, a decrease of $5.5 million or 77.7%. For the first nine months of fiscal 2001, we realized consolidated net income of $4.3 million (net income per basic and diluted share of $0.40 and $0.39, respectively) as compared to $12.5 million (net income per basic and diluted share of $1.19 and $1.15, respectively) for the first nine months of fiscal 2000, a decrease of $8.2 million or 65.9%.


Liquidity and Capital Resources
-------------------------------

     We have historically funded our ongoing operations and growth initiatives through a combination of cash generated from operations, trade credit arrangements and short-term bank credit facilities. As our working capital requirements generally precede the realization of sales, we occassionally draw on our revolving line of credit to produce catalogs and increase inventory levels in anticipation of future sales realization. Our standard trade credit arrangements for purchased inventory and services typically require the net amount due to be paid by us within sixty days of the invoice date.

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

-------------------------------------------

     Our operating activities generated $33.3 million of positive cash flow during the first nine months of fiscal 2001, an increase of $15.9 million, or 91.9%, from the $17.3 million of positive cash flow generated during the first nine months of fiscal 2000. On a comparative year-to-date basis, the increase for the first nine months of fiscal 2001 primarily reflects the positive cash flow effects of decreased inventories and, to a significantly lesser extent, decreased deferred and prepaid catalog costs, increased income taxes payable and increased non-cash depreciation and amortization expenses. These positive cash flows were partially offset primarily by our significantly lower net income and the negative cash flow effects of decreased accrued liabilities and accounts payable and increased receivables and prepaid expenses. The comparative fiscal 2000 period was also favorably impacted by the positive cash flow effect of other miscellaneous non-cash charges. Our net positive operating cash flow of $33.3 million for the first nine months of fiscal 2001, as well as $0.3 million in loan repayments from executives and $0.8 million in net proceeds from exercises of stock options, primarily were utilized to fund $28.0 million in capital expenditures and $4.7 million in treasury stock purchases, and to increase our ending cash and cash equivalents balance by $1.5 million.

     Our investing activities consumed $27.8 million and $17.5 million of cash and cash equivalents during the first nine months of fiscal 2001 and 2000, respectively, principally for capital expenditures. Our capital expenditures for the first nine months of fiscal 2001 primarily reflect the cost of leasehold improvements for new retail stores and, to a lesser extent, the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space, including related furnishings and equipment, and various technology hardware and software additions and upgrades. Slightly offsetting these capital outlays were $0.3 million and $0.2 million in loan repayments received from executives during the first nine months of fiscal 2001 and 2000, respectively.

     Our financing activities utilized $4.0 million in cash and cash equivalents during the first nine months of fiscal 2001 whereas our financing activities provided $2.6 million of cash and cash equivalents during the first nine months of fiscal 2000. The fiscal 2001 first nine months primarily reflect the outlay of $4.7 million for treasury stock repurchases, partially offset by $0.8 million in net proceeds from exercises of stock options, whereas the fiscal 2000 first nine months primarily reflects $2.7 million in net proceeds from exercises of stock options.

     As a result of the foregoing, we had $16.2 million in working capital at December 1, 2001 as compared to $38.6 million and $26.8 million at March 3, 2001 and November 25, 2000, respectively. Our current ratio was 1.2 at December 1, 2001 as compared to 1.8 and 1.3 at March 3, 2001 and November 25, 2000, respectively. We continue to have no outstanding short or long-term bank debt at December 1, 2001.

     As previously discussed, we embarked on a program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major U.S. metropolitan areas. Our current 27 full-line "metropolitan" retail stores are in addition to our two previously existing full-line "destination" or "resort" retail stores. Based on our overall positive sales experience to date, we remain fully committed to our initial plan of establishing over several years full-line retail stores in a total of 80 major U.S. metropolitan markets, within 29 states, that we initially identified through our extensive Direct Channel customer database in fiscal 1999 as having significant existing Coldwater Creek brand awareness. Our current schedule contemplates the opening of approximately 12 additional full-line "metropolitan" retail stores during fiscal year 2002. We currently estimate that each such retail store will be leased, as are our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $1.5 million to $2.0 million depending upon size and design elements. Additional store openings will be influenced by, among other factors, the prevailing economic environment and our ability to timely procure optimum locations within major metropolitan malls and lifestyle centers.

     We currently estimate between $1.0 million and $2.0 million in total capital expenditures during the fiscal 2001 fourth quarter, primarily consisting of various technology hardware and software additions and upgrades for our Retail Channel. For the upcoming fiscal 2002 year, we currently estimate between $18.0

-------------------------------------------

million and $23.0 million in total capital expenditures, primarily being leasehold improvements for approximately 12 additional retail stores and, to a lesser extent, various technology hardware and software additions and upgrades. These expenditures are expected to be primarily funded from operating cash flows, and to the extent necessary, our existing bank credit facility.

     On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During the nine months ended December 1, 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share.

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

Future Outlook
--------------

     As previously discussed, our overall business has been, and continues to be, negatively impacted by what we believe to be adverse effects on consumer spending from the ongoing economic recession, national security threats and prolonged periods of unseasonable weather in key demographic markets which we believe undermined consumer demand for our core Northcountry fall apparel offerings. As a result, we have realized, and continue to realize, significantly lower customer response rates to our merchandise offerings as well as significantly lower average order dollars. The resulting material shortfall in our consolidated net sales, from that which we had expected and planned for, has adversely impacted, and continues to adversely impact, our ability to leverage costs, particularly those incremental costs being incurred in connection with certain growth and expansion initiatives, as previously discussed. As a consequence, we have realized substantially reduced profitability for the first nine months of fiscal 2001. This significant sales shortfall has continued through, and beyond, the critical December holiday shopping season thereby causing us to anticipate incurring a loss in the fiscal 2001 fourth quarter. We believe that our overall business will continue to be significantly adversely impacted into fiscal 2002 pending a sustained material recovery in the U.S economy. See "Management's Discussion and Analysis - Planned Operational Changes" immediately below.

Planned Operational Changes
---------------------------

     On January 10, 2002, we announced certain operational changes in response to the continuing adverse economic conditions and to other underperforming aspects of our business. Our plan currently contemplates, but may not be ultimately limited to, the following actions. First, we will be consolidating the remaining operations of our distribution center in Sandpoint, Idaho, which currently serve solely to fulfill the inventory requirements of our modest base of 29 retail stores, into our leased distribution center in Mineral Wells, West Virginia which has sufficient available capacity. We anticipate the elimination of approximately 120 salaried and hourly positions in connection with this consolidation. Second, effective in the fall of 2002, we will eliminate our stand-alone "Home" catalog title. The more popular "Home" merchandise will be carried forward in our remaining catalog titles with remaining "Home" merchandise disposed of through our existing disposition vehicles. Net sales for "Home" were $16.5 million and $14.6 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Third, we will feature the more popular merchandise assortment from our stand-alone "Gallery" specialty merchandise line in full-line retail stores and our "Spirit of the West" catalog. Remaining "Gallery" merchandise will be disposed of through our existing disposition vehicles. Net sales for

---------------------------------------

"Gallery" were $0.9 million and $0.7 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Fourth, in light of the effectiveness and efficiency of our www.coldwatercreek.com web site at
                                        ----------------------
clearing excess merchandise inventory, we will be closing two of our remaining nine merchandise clearance outlet stores. Furthermore, in addition to the aforementioned staff reductions, we eliminated approximately 80 salary and hourly positions among our national retail store staff and an additional 20 salaried positions at our Sandpoint headquarters. We are currently in the process of finalizing all aspects of our plan and quantifying our estimates of the associated staff reductions, anticipated cost savings and resulting accounting charges. We anticipate completing this process during the fiscal 2001 fourth quarter. There can be no assurance that our operational changes will produce the desired operating efficiencies and cost savings.

     Additionally, in an attempt to overcome consumer timidness during this period of continued economic uncertainty, we will be further implementing our recently adopted "wear now" merchandising strategy whereby we will offer our apparel in closer proximity to the season in which it is intended to be worn. Similarly, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we will be altering our future apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. However, as many of our merchandising and marketing commitments must be made several months in advance, we do not anticipate realizing measurable benefits, if any, from these initiatives until at least the summer of 2002. There can also be no assurance that these initiatives will ever produce the desired higher response rates and average order dollars.

     As previously announced, the Company has accepted the resignation of Donald Robson, Executive Vice President and Chief Financial Officer effective January 10, 2002. Mr. Robson's services continue to be retained by the Company in the interim pursuant to a 60-day consulting agreement. Until a replacement for Mr. Robson is named, Dennis Pence, the Company's co-founder and Chairman of the Board of Directors, will directly supervise the financial functions of the Company.

Recently Issued Accounting Standards Not Yet Adopted
----------------------------------------------------

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the

----------------------------------------------------------------

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Unless we elect early adoption of SFAS No. 144, as permitted, we will adopt SFAS No. 144, as required, in our consolidated financial statements for the first quarter of fiscal 2002. We are continuing to assess the provisions of SFAS No. 144 and currently are unable to determine the likely impact of its adoption on our consolidated financial statements.


Risk Factors
------------

Economic Recession, The Resulting Deterioration in Our Fiscal 2001 Results of
------------------------------------------------------------------------------
Operations, Future Outlook and Planned Operational Changes
----------------------------------------------------------

     Our overall business has been, and continues to be, negatively impacted by what we believe to be adverse effects on consumer spending from the ongoing economic recession, national security threats and prolonged periods of unseasonable weather in key demographic markets which we believe undermined consumer demand for our core Northcountry fall apparel offerings. As a result, we have realized, and continue to realize, significantly lower customer response rates to our merchandise offerings as well as significantly lower average order dollars. The resulting material shortfall in our consolidated net sales, from that which we had expected and planned for, has adversely impacted, and continues to adversely impact, our ability to leverage costs, particularly those incremental costs being incurred in connection with certain growth and expansion initiatives. As a consequence, we have realized substantially reduced profitability for the first nine months of fiscal 2001. This significant sales shortfall has continued through, and beyond, the critical December holiday shopping season thereby causing us to anticipate incurring a loss in the fiscal 2001 fourth quarter. We believe that our overall business will continue

------------------------

Economic Recession, The Resulting Deterioration in Our Fiscal 2001 Results of
------------------------------------------------------------------------------
Operations, Future Outlook and Planned Operational Changes (continued)
----------------------------------------------------------------------

to be significantly adversely impacted into fiscal 2002 pending a sustained material recovery in the United States ("U.S.") economy.

     On January 10, 2002, we announced certain operational changes in response to the continuing adverse economic conditions and to other underperforming aspects of our business. Our plan currently contemplates, but may not be ultimately limited to, the following actions. First, we will be consolidating the remaining operations of our distribution center in Sandpoint, Idaho, which currently serve solely to fulfill the inventory requirements of our modest base of 29 retail stores, into our leased distribution center in Mineral Wells, West Virginia which has sufficient available capacity. We anticipate the elimination of approximately 120 salaried and hourly positions in connection with this consolidation. Second, effective in the fall of 2002, we will eliminate our stand-alone "Home" catalog title. The more popular "Home" merchandise will be carried forward in our remaining catalog titles with remaining "Home" merchandise disposed of through our existing disposition vehicles. Net sales for "Home" were $16.5 million and $14.6 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Third, we will feature the more popular merchandise assortment from our stand-alone "Gallery" specialty merchandise line in full-line retail stores and our "Spirit of the West" catalog. Remaining "Gallery" merchandise will be disposed of through our existing disposition vehicles. Net sales for "Gallery" were 0.9 million and $0.7 million for the fiscal year ended March 3, 2001 and nine months ended December 1, 2001, respectively. Fourth, in light of the effectiveness and efficiency of our www.coldwatercreek.com web site at clearing excess merchandise inventory, we
    ----------------------
will be closing two of our remaining nine merchandise clearance outlet stores. Furthermore, in addition to the aforementioned staff reductions, we eliminated approximately 80 salary and hourly positions among our national retail store staff and an additional 20 salaried positions at our Sandpoint headquarters. We are currently in the process of finalizing all aspects of our plan and quantifying our estimates of the associated staff reductions, anticipated cost savings and resulting accounting charges. We anticipate completing this process during the fiscal 2001 fourth quarter. There can be no assurance that our operational changes will produce the desired operating efficiencies and cost savings.

     Additionally, in an attempt to overcome consumer timidness during this period of continued economic uncertainty, we will be further implementing our recently adopted "wear now" merchandising strategy whereby we will offer our apparel in closer proximity to the season in which it is intended to be worn. Similarly, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we will be altering our future apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. However, as many of our merchandising and marketing commitments must be made several months in advance, we do not anticipate realizing measurable benefits, if any, from these initiatives until at least the summer of 2002. There can also be no assurance that these initiatives will ever produce the desired higher response rates and average order dollars.

     As previously announced, the Company has accepted the resignation of Donald Robson, Executive Vice President and Chief Financial Officer effective January 10, 2002. Mr. Robson's services continue to be retained by the Company in the interim pursuant to a 60-day consulting agreement. Until a replacement for Mr. Robson is named, Dennis Pence, the Company's co-founder and Chairman of the Board of Directors, will directly supervise the financial functions of the Company.

See "Management's Discussion and Analysis - Results of Operations," Management's Discussion and Analysis - Future Outlook" and Management's Discussion and Analysis - Planned Operational Changes."

------------------------

Potential Continuing Business Interruptions Due To Increased Security Measures
------------------------------------------------------------------------------
In Response To  Terrorism.
-------------------------

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the U.S., transportation, freight, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, freight, mail, financial or other services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, we may experience related increases in certain operating costs, such as costs for transportation, freight and insurance. We may also experience significant delays in the receipt of certain goods from overseas due to continuing increased scrutiny by U.S. Customs.

Changing Consumer Preferences
-----------------------------

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

Quarterly and Seasonal Fluctuations
-----------------------------------

     As with many apparel retailers, our revenues, results of operations, liquidity and capital resources have fluctuated and can be expected to continue to fluctuate on a quarterly and annual basis as a result of a number of factors, including, but not limited to, the composition, magnitude and timing of our merchandise offerings, including our recognition of related sales and costs; customer responsiveness, including the impact of general economic conditions and unseasonable weather; merchandise return rates; market fluctuations in paper, production, postage and telecommunication costs; merchandise receiving and shipping delays due to adverse weather conditions and national security measures; and chronological shifts in the timing of important holiday selling seasons. In addition, we maintain a common industry policy of accumulating catalog development, production and circulation costs on our balance sheet until the related catalog is mailed, at which time, these deferred costs are amortized into marketing expenses over the expected sales realization cycle, typically several weeks to a few months. Consequently, the timing of the mailing of our catalogs will impact quarter-to-quarter revenue and expense comparisons. Catalog mailings may occur in different quarters from year to year depending on the performance of third party couriers, the day of the week on which certain holidays fall and our assessment of prevailing market opportunities. A portion of the revenue from a catalog mailing may be recognized in the quarter after the quarter in which the catalog was mailed and the revenue from a particular catalog offering may be recognized in a quarter different from the quarter in which the revenue from a similar offering was recognized in the previous year. We have experienced, and may continue to experience, seasonal fluctuations in our sales and operating results, which are typical of many apparel retailers. Particularly notable is our continuing material dependency on sales and profits from the November and December holiday season. In anticipation of increased holiday sales activity, we incur significant additional expenses, including the hiring of a

------------------------

Quarterly and Seasonal Fluctuations (continued)
-----------------------------------------------

substantial number of temporary employees to supplement our permanent, full-time staff. Additionally, as gift items and accessories are increasingly represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would likely be materially adversely affected, as our fiscal 2001 has been and continues to be. See "Management's Discussion and Analysis - Results of Operations," "Management's Discussion and Analysis - Future Outlook" and "Management's Discussion and Analysis - Planned Operational Changes" for further details.

Dependence on Key Personnel
---------------------------

     Our success depends largely on the efforts of our key personnel. Our executive management team is comprised of Georgia Shonk-Simmons, President and Chief Executive Officer, and Tom Scott, Chief Information Officer. As previously announced, the Company has accepted the resignation of Donald Robson, Executive Vice President and Chief Financial Officer effective January 10, 2002. Mr. Robson's services continue to be retained by the Company in the interim pursuant to a 60-day consulting agreement. Until a replacement for Mr. Robson is named, Dennis Pence, the Company's co-founder and Chairman of the Board of Directors, will directly supervise the financial functions of the Company. Other operational, marketing and merchandising personnel are also important to our financial condition, results of operations and cash flows. Our ability to attract and retain well-qualified key personnel, including, but not limited to, the above-named individuals, is crucial to our successful continued operations and expansion, particularly with respect to our relatively new e-commerce and retail store businesses. In addition, our relatively remote location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. See "Management - Directors and Executive Officers" in our Fiscal 2000 Form 10-K Annual Report for further details.

Continued Dependence On and Risks Associated with Our Catalog Sales Business
----------------------------------------------------------------------------

     Our success for the foreseeable future will continue to depend significantly on the future success of our well-established catalog sales business, which also serves to promote our www.coldwatercreek.com e-commerce web site and full-line retail stores. We believe that the future success of our catalog sales business will be predicated upon the effective targeting of our catalog mailings, a high volume of prospect catalog mailings, when market conditions permit, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our catalog mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development, production and circulation and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual subsequent performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated revenue from a particular catalog mailing, as with certain of our fiscal 2001 mailings, our financial condition, results of operations and cash flows could, as they are for fiscal 2001, be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, revenues generated by each catalog mailing, can be affected, as they have been during fiscal 2001, by factors such as prevailing economic conditions and uncertainty, consumer preferences, the timing and mix of catalog mailings and changes in the merchandise mix, several of which factors are outside our control. Further, we have historically experienced fluctuations in the response rates to our catalog mailings. Any inability we have to accurately target the appropriate segment of the consumer catalog market or to achieve adequate response rates could, as they are in fiscal 2001, result in lower sales, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, any or all of which would likely have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Associated with Our Growth Strategy
-----------------------------------------

     Our growth strategy primarily includes the following components: (i) further development of our catalog, e-commerce and retail store businesses, (ii) the possible introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, when market conditions permit, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the marketplace. Any substantial inability on our part to further develop and grow our catalog, e-commerce and retail store businesses, to maintain our historical average order size and response rates, and to leverage the success of existing catalog titles to new merchandise lines, catalogs, web sites and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows.

     We have identified through the use of our Direct Channel's extensive customer database a total of 80 potential "metropolitan" retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists and we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately 12 additional full-line "metropolitan" retail stores during fiscal year 2002. We have had limited experience operating retail stores, particularly outside the vicinity of our headquarters. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing

------------------------


Risks Associated with Our Growth Strategy  (continued)
------------------------------------------------------

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

Risks Affecting Our Ability to Fulfill Orders
---------------------------------------------

     Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted

------------------------

Risks Affecting Our Ability to Fulfill Orders (continued)
---------------------------------------------------------

operation of our two customer service call centers, two distribution centers, management information systems and on the timely performance of third parties such as shipping companies and the U.S. Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. We believe that our success to date has been based in part on our reputation for levels of customer service substantially superior to industry standards, any impairment of our superior customer service reputation could have a material adverse effect on our business. Any material disruption in or destruction of part or all of our call centers or distribution centers caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our financial condition, results of operations and cash flows. See "Management's Discussion and Analysis - Future Outlook."

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

Potential Business-Related Liabilities and Expenses
---------------------------------------------------

     As a result of doing business through our catalogs, e-commerce web sites and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. These legal risks and uncertainties may include, among others, product liability or other tort claims relating to goods; claims of consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; and claims relating to any failure to appropriately collect and remit sales or other taxes arising from electronic commerce transactions. Even to the extent that such claims do not result in material liability, investigating and defending such claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Merchandise Returns
-------------------

     As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are

------------------------

Merchandise Returns (continued)
-------------------------------

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

PART II

Item 1.  Legal Proceedings

There are no material legal proceedings presently pending to which Coldwater Creek Inc. or its subsidiaries are a party or of which any of their properties are the subject.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

     As previously announced, the Company has accepted the resignation of Donald Robson, Executive Vice President and Chief Financial Officer effective January 10, 2002. Mr. Robson's services continue to be retained by the Company in the interim pursuant to a 60-day consulting agreement. Until a replacement for Mr. Robson is named, Dennis Pence, the Company's co-founder and Chairman of the Board of Directors, will directly supervise the financial functions of the Company.

Item 6.  Exhibits and Reports on Form 8-K

No exhibits required.

There were no reports filed on Form 8-K during the three months ended December 1, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 15th day of January 2002.




                                               COLDWATER CREEK INC.


                                 By:           /s/ Dennis Pence
                                               ---------------------------------
                                        Chairman of the Board of Directors
                                    (Principal Financial and Accounting Officer)



                                 By:           /s/ Georgia Shonk-Simmons
                                               ---------------------------------
                                        President and Chief Executive Officer



                                 By:          /s/ Deena Presnell
                                              ----------------------------------
                                              Corporate Controller