Form 10-K
period 2002-03-02
COLDWATER CREEK INC
filed 2002-05-07
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 2, 2002

Commission File Number 0-26772

COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0419266
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Coldwater Creek Drive, Sandpoint, Idaho 83864
(Address of principal executive offices)

(208) 263-2266
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $110,200,000 as of May 2, 2002, based upon the closing price on the Nasdaq National Market reported for such date. As of May 2, 2002, 10,603,874 shares of the Registrant’s $.01 par value Common Stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 2, 2002

PART I

Item 1.	BUSINESS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the prolonged weakness and uncertainty in the U.S. economy, and it’s pronounced effect on the apparel industry; the various risks inherent in offering apparel and other merchandise, such as long lead times, difficult to forecast inventory requirements, merchandise returns, and shipping costs; the various risks associated with the expansion of our business into retail, an area in which we have relatively limited experience, and the possibility that the expansion may strain our financial and management resources, as well as our administrative, reporting and internal control infrastructure; the difficulties inherent in forecasting unpredictable, and often volatile, customer tastes and buying trends, particularly in light of the current state of the U.S. economy; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays, as well as uncertainties associated with effective targeting of customers, and the high costs associated with prospect mailings; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases, and our potential failure to generate significantly increased sales; the possibility that either lower sales or higher than anticipated costs could effect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion; the possibility of a material disruption or slowdown in operations at our distribution center in Mineral Wells, West Virginia, at which our merchandise is stored and shipped for all of our sales channels; our potential inability to continue to locate, and negotiate on acceptable terms, leases of sites for store development; potential cost overruns and delays associated with site acquisition, build-out and launch of multiple retail stores; substantial, and increasing, competition in the women’s apparel industry; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the potential that if demand for our product is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; the possibility that we may not be able to achieve targeted cost reductions, or that significant cost reductions may impair customer service; our potential difficulty in filling key personnel vacancies in a timely manner, particularly the position of Chief Financial Officer, and the potential negative impact on our ability to execute upon our business plan if those key positions remain vacant for an extended period; our ability to hire and retain qualified personnel, especially considering the strain on our personnel resources caused by the expansion of our business, the changes in our business model, and our company-wide cost cutting efforts; potential system interruptions associated with our e-commerce business; as well as other factors discussed elsewhere in this Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. Our most recently completed fiscal year ended March 2, 2002 (“fiscal 2001”) consisted of fifty-two (52) weeks whereas our preceding fiscal years ended March 3, 2001 (“fiscal 2000”) and February 26, 2000 (“fiscal 1999”) consisted of fifty-three (53) and fifty-two (52) weeks, respectively.

Coldwater Creek Profile

Coldwater Creek is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business, as well as our merchandise clearance outlet stores, whereas our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States (“U.S.”). Our long-standing mission has been to differentiate our company from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

Our long-established catalog business consists of regular targeted mailings of our four catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, each of our catalogs is carefully designed by our staff to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable.

Our e-commerce business continues to be our most profitable business as our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-priced, first-line merchandise line and also serves as our most effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in seven individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and most cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage basis. Three years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to occasionally “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

In summary, our primary corporate strategy continues to be to use the competitive advantages provided by our well-established catalog infrastructure, a resource not currently available to or as fully established by many competing retailers, to generate sales across all three channels, target new customers and introduce new merchandise concepts. Although there can be no assurance of such, we believe that over time this strategy will build broad brand recognition and capture increased market share.

The Company was incorporated in Idaho in 1988 and became a Delaware Corporation in 1996.

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

Since our inception, we have remained committed to Dennis and Ann’s vision of building a loyal customer base through extraordinary customer service and quality merchandise. In that regard, our customer service has always emphasized, among other things, quick telephone answer speeds and rapid order fulfillment. As we grew, Dennis and Ann sought employees who shared their unwavering commitment to providing extraordinary customer service.

We have always believed that we are more than just a purveyor of goods. Our corporate philosophy is closely aligned with the romance of wide open spaces and the casual, unhurried approach to living and familiarity found in small town settings. Our apparel and other merchandise is selected and displayed to promote our corporate philosophy and to enhance our brand image. Our overall merchandise offering has significantly evolved over the subsequent eighteen years away from our original emphasis on nature-related products and gifts to providing a broader range of apparel, footwear, jewelry, gifts and soft home accessories which meet the ongoing needs of our growing customer base.

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

Direct and Retail Segments

During our fiscal 2001 fourth quarter, with the most recent phase of our retail store expansion in place and certain new enabling management information systems operational, our executive management no longer viewed and managed the Company collectively but instead as two distinct operating segments, Direct and Retail. The Direct operating segment encompasses our traditional catalog business, Internet-based e-commerce business and merchandise clearance outlet stores whereas the Retail operating segment encompasses our expanding base of full-line retail stores. Although continuing to offer customers substantially similar merchandise, our Direct and Retail operating segments now have distinct management, marketing, operating and inventory management strategies and processes.

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately three-quarters of our consolidated net sales during fiscal 2001, 2000 and 1999, with sales of jewelry, footwear, gift items and home merchandise constituting the respective balances. Please specifically refer to Note 15—“Segment Reporting” of our consolidated financial statements for further details.

Our Current Merchandise Lines

We currently feature the following four primary merchandise lines:

•
Northcountry. First introduced in 1985, Northcountry is our most established and popular merchandise line. Northcountry offers the broadest selection of merchandise, including affordable apparel, footwear, jewelry, art and gift items, reflecting a casual and relaxed lifestyle. Our Northcountry line continues to appear to have the broadest market appeal with its merchandise having the most sustainable life cycles. Most items are priced between $20 and $120.

•
Spirit of the West. First introduced in 1993, Spirit of the West is our second most established and popular merchandise line. Spirit of the West offers a broad and more upscale assortment of women’s apparel, including dresses and sportswear, blouses, shirts, jackets, pants and skirts, as well as footwear and distinctive, and contemporary jewelry. The apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and micro-fibers. Spirit of the West’s apparel is generally of a higher quality than Northcountry with superior construction details, novel accessories and garments that are fully-lined and its price points are generally higher as well. Most items are priced between $35 and $200.

•
Natural Elements. First introduced in February 2000, our Natural Elements line primarily features complementary mix and match, versatile, casual separates, key items and footwear in a vast array of colors and extended sizes. Most recently, we added swimwear to which our customers are responding well. Our Natural Elements line attempts to fulfill what we believe to be an underserved niche of the women’s apparel market. Most items are priced between $20 and $150.

•
Home. A fiscal 1999 extension of our previously successful Bed & Bath line first introduced in 1997, Home features bed and bath linens and complementary accessories, sleepwear and a variety of decorative accessories for other rooms of the home such as wall decor, lamps, rugs and accessory furniture. During fiscal 2000, we expanded our Home line to also include lounge and intimate wear. Most items are priced between $25 and $300. In January 2002, we decided to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and, instead, incorporate its more popular product categories into our remaining catalog titles and merchandise lines.

Additionally, in order to serve the gift-giving needs of our customers and generate incremental sales during the important Christmas shopping season, each year we assemble a ‘‘Gifts-to-Go’’ merchandise line which is featured in a spirited holiday catalog and on our primary e-commerce web site, www.coldwatercreek.com. Among other items, Gifts-to-Go generally features a varied assortment of the most popular items featured in our primary merchandise lines described above. Gifts-to-Go has not been material to the annual sales of any fiscal year reported herein.

Our Primary Business Strategies

Our continuing primary business strategies are as follows:

•
Provide An Unsurpassed Shopping Experience Through Exceptional Customer Service. Consistently providing each of our customers with unsurpassed shopping experiences through exceptional customer service has been, and will continue to be, our foremost competitive business strategy at Coldwater Creek. We believe that it has been our top-down, company-wide focus on meeting this objective each and every day which has contributed more than anything else to the success we have achieved to date. As our customer information database indicates that the majority of our customers likely lead hurried and demanding urban lives yet yearn for simpler times, we strive to convey a more relaxed and casual lifestyle in our catalogs, web sites and retail stores. We seek to differentiate Coldwater Creek from other less personal and inattentive retailers through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. By continuing to consistently provide each customer with prompt, knowledgeable and courteous service, we believe that over the longer term we will be able to attract and retain a growing base of customers as well as build brand loyalty.

•
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

•
Advance the Coldwater Creek Brand. In all aspects of our daily operations, from catalog, web site and store design to customer order fulfillment, we strive to make the Coldwater Creek name synonymous with an extraordinary shopping experience. We seek to promote our brand image by maintaining customer service and order fulfillment performance standards among the highest in the industry as well as by continually offering unique, high quality merchandise assortments. We also seek product exclusivity arrangements with our vendors, when possible, and emphasize in-house development of our private label offerings. Additionally, we view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

•
Continued Investment in Technology and Infrastructure. We remain committed to an ongoing program of investment in technology and infrastructure in order to maintain our high customer service standards, further increase our operating efficiencies, and maximize our overall growth and profit potential. We believe that by regularly investing in technology and infrastructure in advance of customer and sales growth we are empowered with the operational flexibility necessary to timely capture emerging strategic or market opportunities.

Our Primary Growth Initiatives

Our current primary growth initiatives are as follows:

•
Further Develop Our Direct Segment. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business as well as our merchandise clearance outlet stores. Our long-established catalog business consists of regular targeted mailings of our four catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, each of our catalogs is carefully designed by our staff to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable. Our e-commerce business continues to be our most profitable business as our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-priced, first-line merchandise line and also serves as our most effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in seven individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and most cost effective shopping medium. In this regard, we embarked on an important initiative during fiscal 2001 to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependence on our catalogs and stores. Most significantly, we began participating in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number in excess of 3,100, accounted for $6.3 million in net sales during fiscal 2001, with approximately one-third of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.5 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

•
Further Develop Our Retail Segment. Our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States (“U.S.”). Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage basis. Three years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to occasionally “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site. We opened 19 new full-line retail stores during fiscal 2001, all prior to the holiday shopping season. While doing so, we closely studied the performance of all of our retail stores in pursuit of identifying further refinements to the store model initially adopted by us in fiscal 1999. Shortly after our fiscal 2001 year-end, we opened our 30th retail store utilizing our refined store model which features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to reduce our initial capital investment per store by approximately one-fourth. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan to open 14 additional full-line retail stores during fiscal 2002, all in time for the holiday shopping season. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

Our Current Marketing Initiatives

Our current marketing initiatives, which are designed to achieve our ongoing goals of attracting new customers and generating incremental sales from existing customers, are as follows.

•
Existing Customer Sales Cultivation. We endeavor to generate continuing and incremental sales from existing customers across all of our sales channels primarily through targeted catalog and mail solicitations, including e-mail, based on past purchase histories, customer and household demographics and other data. Catalog mailings to our actively buying existing customers generally produce higher response rates and contribute more profitable sales than less responsive catalog mailings to prospective customers. We expand and contract the number of catalogs mailed to existing customers, as well as adjust the timing thereof, based on our perception of current market conditions. During fiscal year 2001, we mailed a total of 161.0 million catalogs containing 12.5 billion pages of women’s apparel, footwear, jewelry, gifts and home merchandise, with approximately three-quarters of these catalogs being mailed to customers with a previous purchasing history with us. At March 2, 2002, our proprietary catalog mailing list consisted of 12.5 million customer names, including 2.6 million “active” customers being customers who have made a purchase from us through any of our sales channels during the preceding twelve months. Within each of our catalogs as well as on our store stationary and shopping bags, we prominently display the address of our www.coldwatercreek.com e-commerce web site in order to encourage customer migration to and patronizing of this most efficient and cost effective virtual shopping medium. We also prominently disclose within our catalogs the locations of our expanding base of full-line retail stores. Each of our retail store openings is highly publicized in advance utilizing cover wraps on local catalog mailings, announcement mailings and various local advertising media. Once inside a store, customers will find kiosks introducing them to our user-friendly, e-commerce web sites. Each computer-equipped kiosk is linked to our web sites thereby encouraging our customers to take a moment and explore our web sites, and if they prefer, actually place their order over the Internet. We actively encourage the patronage of all of our sales channels as we have found, consistent with our initial belief some time ago, that our multi-channel customers generally tend to be more frequent purchasers, spending more over time, than our single-channel customers.

•
New Customer Sales Prospecting. Traditionally, we have attempted to attract sales from new customers primarily through targeted catalog and mail solicitations to individuals identified through rented lists, outside marketing information services and our own market segmentation analysis. In this regard, a key element of our overall marketing strategy has also been to pursue an aggressive catalog circulation strategy when market conditions permit. Approximately one-third of our 161.0 million catalog mailings in fiscal 2001 were to prospective customers having no previous purchasing history with us. We continue to use our core Northcountry catalog as our primary prospecting catalog as its merchandise selection is competitively priced and includes merchandise types and styles reflective of our other catalogs. In addition, we regularly test market our catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria we specify. Although prospective catalog mailings generally have lower response rates and generate incremental, yet less profitable, sales in the aggregate than catalog mailings to our existing customers, we believe that this ongoing marketing investment is critical to growing our base of actively buying customers over the longer term. Reflecting this ongoing investment in future customer growth, our proprietary mailing list increased to 12.5 million names at March 2, 2002 as compared to 10.8 million and 8.9 million names at March 3, 2001 and February 26, 2000, respectively.

•
Customer Information Database Analysis. We maintain an extensive proprietary database system to continuously accumulate and update detailed information on each of our customers, including personal information, demographic data, purchasing history by sales channel and their physical proximity to our existing and planned retail stores. The technological capabilities of this system allow our marketing personnel to timely and efficiently analyze the performance of each of our marketing initiatives, whether it be a catalog mailing, e-mail offer, retail store opening or other solicitation. The system also allows us to segment our customer base according to many variables and analyze each segment’s performance and buying patterns. We use the resulting information to prospectively adjust the frequency, timing and content of our various solicitations to maximize their productivity. We also utilize our database to track sales by geographic region thereby identifying metropolitan markets with significant Coldwater Creek brand awareness for potential retail store openings.

•
Customer Presentation. The merchandise presentations within our catalogs and e-commerce web sites feature full color photographs, graphics and artwork designed to appeal to our targeted customer. Each product display is accompanied by pricing information and a detailed narrative describing the merchandise and its specifications in a manner designed to stimulate the reader’s interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the footwear, jewelry and accessories needed to complete an outfit. Photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills, while in others, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the shopping experience. We were one of the first retailers to present our apparel ‘‘off-figure,’’ leaving the customer to decide if an item of merchandise is right for her based on the item’s inherent style and not on how the item looks on a model. All catalog and web site pages are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the pages, make merchandise display and placement decisions and monitor the overall look, feel and quality. We have increasingly internalized our photographic work while continuing to occasionally outsource certain work to independent photographers. These capabilities help us preserve each marketing vehicle’s distinctive character and also allow us greater control over the production schedule, which we believe reduces lead times and costs. These capabilities also provide us with greater flexibility and creativity in production and in selecting the merchandise to be included. Similarly, our full-line retail stores, despite being predominantly in major metropolitan settings, are designed to deliver the ambience of the Coldwater Creek brand through the extensive use of soft woods, natural lighting and soothing effects. During fiscal 2002, we will also be increasingly incorporating a “lifestyle” orientation into our customer presentations whereby we will collectively present ensembles intended to fulfill each of our customers’ daily apparel needs, starting with office-appropriate day wear, transitioning into late-afternoon or early-evening casual or lounge wear, and finishing with late-evening intimate or sleep wear.

Our Current Merchandising Initiatives

Our current merchandising initiatives, aimed at providing a differentiated selection of high quality, casual merchandise that reflects a uniquely relaxed and casual lifestyle, are as follows:

•
Merchandise Lines. Our two largest and most established merchandise lines, Northcountry and Spirit of the West, each feature distinctly different merchandise mixes so as to appeal to somewhat different spirit and lifestyle orientations within our overall targeted core demographic of women between the ages of 35 and 55 with household annual incomes in excess of $50,000. Northcountry offers a broad selection of generally lower-priced merchandise, including apparel, footwear, jewelry, art and gift items, reflecting a casual and open lifestyle. In contrast, Spirit of the West offers a broad, more upscale and generally higher priced assortment of women’s apparel, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as fashionable footwear and distinctive, contemporary jewelry. Spirit of the West apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and micro-fibers. By featuring two differentiated primary merchandise lines, we believe that we have been, and will continue to be, better able to align our merchandise offerings to the fashion preferences of each distinct customer segment within our targeted core demographic and more successfully grow our overall customer base over the longer term. We currently offer over 3,400 different items and 23,000 SKUs with most price points ranging from $20 to $200.

•
Merchandise Mix. We have significantly evolved and expanded our overall merchandise offering in recent years. In the early 1990s, our overall merchandise offering focused more heavily on jewelry and accessories than apparel. However, responding to customer inquiries and market research indicating that our customers were increasingly willing to purchase apparel in the styles, of the quality and at the price points offered by us, we embarked on a program to significantly increase our apparel offerings. By fiscal 1995, our apparel offering represented approximately one-half of our consolidated net sales with jewelry and accessories each representing approximately one-fourth. Reflecting the 1996 introduction and subsequent growth of our Spirit of the West apparel line, as well as the February 2000 introduction of our Natural Elements apparel line, our overall apparel representation accounted for approximately three-fourths of our consolidated net sales in fiscal 2001. We believe that the sales contribution of our apparel offerings may continue to increase, although likely at a diminishing rate, for the foreseeable future.

•
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

•
Proprietary Branding. All aspects of our marketing and merchandising strategies are designed to promote the Coldwater Creek brand and make customers feel that they are not merely making a purchase but buying into a relaxed and casual lifestyle. We continue to develop and increasingly emphasize our proprietary line of private label apparel. We believe that our commitment to offering a line of high quality, internally developed apparel is an important element in differentiating our merchandise from that of our competitors. Our design and buying teams work closely together with selected vendors to derive product designs, choose materials and color schemes, and create an overall image consistent with the Coldwater Creek theme. We are generally able to exercise greater control over the merchandise development process with our private label merchandise than with third party-sourced merchandise. We plan to continue to expand our private label offerings over time and believe that such merchandise will continue to represent a growing percentage of total consolidated net sales in the future.

•
Merchandise Sourcing and Vendor Relationships. In our attempt to offer unique merchandise which we believe is not commonly offered by competing retailers, we maintain relationships with over 1,200 merchandise vendors and seek exclusive distribution rights, when possible, in order to enhance the uniqueness of the Coldwater Creek brand. Our merchandise acquisition strategy generally emphasizes relationships with domestic vendors, when possible, which we believe supports our inventory management efforts, provides for greater quality control and results in faster turnaround times for merchandise reorders. Our buyers and quality assurance inspectors work closely with our suppliers to ensure high standards of merchandise quality. We consider our vendor relations, on average, to be satisfactory. No single vendor accounted for more than 7% of our total merchandise purchases in fiscal 2001, although our top five vendors collectively accounted for approximately 21% of our total merchandise purchases. We do not have any long-term purchase commitments with any of our vendors.

•	Clearance Item Strategies. We employ several strategies to expeditiously clear slow moving, discontinued and discounted merchandise. Since fiscal 1999, our most effective and efficient merchandise clearance vehicle has been our www.coldwatercreek.com e-commerce web site. To a lesser extent, we utilize our nine outlet stores, sale catalogs and flyers distributed in shipped merchandise, and product inclusion within our other catalogs.

Our Customer Service and Order Fulfillment Operations

We believe that our focus on providing extraordinary customer service and maintaining excellent customer relations is critical to our longer term ability to expand our customer base and build brand recognition. Our focus on customer service is evident at every level of our operations, including our customer service call center operations, our e-commerce web site operations, our order entry and fulfillment processes, our employee training programs and our merchandise return policy. In addition, our continuing infrastructure investments, such as our investments in telephone and web site technologies and management information systems, have enabled us to continue to provide high levels of customer service and adhere to strict operating standards. Our efforts, in this regard, are described in greater detail below:

•
Sales Agent/Customer Service Representative and Store Associate Training. Our vision and goals emphasizing ‘‘customers first’’ are well communicated throughout the entire organization. Through our permanent and temporary employee orientation and training programs, we emphasize the critical importance of providing each and every customer with a consistently high level of prompt, knowledgeable and personal service. So as to maintain this customer service focus foremost in each employee’s mind and to illustrate exceptional service provided by our personnel, we prominently post customer comments and operating statistics throughout the common areas of our facilities. When possible, it is our philosophy to empower line employees to make customer service decisions. As such, we do not maintain a separate customer service department. Instead, each sales agent/customer service representative or store associate receives training to allow him or her to handle customer complaints and inquiries, ensuring that a customer does not need to be delayed, transferred or placed on hold. We encourage our sales agents/customer service representatives and store associates to seek out creative solutions to customer problems and concerns and to remain responsive to each customer’s needs. All of our newly-hired sales agents/customer service representatives and store associates participate in extensive training programs over several days. During these training programs, each trainee receives extensive insight into our Coldwater Creek customer service culture and philosophies, a hands-on orientation to our merchandise and extensive computer system training. Depending on the particular customer service position to be filled, each trainee additionally receives appropriately tailored training in order processing, sales floor layout, presentation and management, etc. Newly hired supervisors and managers receive additional, hands-on training, as appropriate, at our corporate headquarters, customer service call centers or retail stores. All of our sales agents/customer service representatives and store associates are subsequently monitored to review performance and are retrained periodically on an as-needed basis. We provide opportunity for advancement for each employee dependent upon his or her skill level, personal effort and future potential.

•
Customer Service Call Centers. We offer prompt, knowledgeable and courteous order entry services through the use of our toll-free telephone numbers and Internet web sites which may be accessed 21 hours a day, seven days a week, to place orders, request a catalog or make merchandise, catalog, web site or store location inquiries. We currently operate customer service call centers in Mineral Wells, West Virginia and Coeur d’Alene, Idaho. Backup systems and rerouting capabilities allow our Mineral Wells and Coeur d’Alene customer service call centers to individually service our entire inbound 1-800 traffic if required by a system failure at either center. Our customer service call centers are currently equipped with over 500 sales agent stations, approximately one-third in the Mineral Wells center and approximately two-thirds in the Coeur d’Alene center. So as to provide the fastest possible telephone answer speeds, customer calls are automatically routed between the two customer service call centers based on which center has the most capacity at the time of the call. In the unlikely event that both centers were to reach capacity, an all-hands bell sounds throughout our administrative facilities alerting our personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 2001, our two call centers collectively handled approximately 4.5 million calls, including peak volume of more than 36,000 calls in a single day, while achieving an average telephone answer speed of approximately ten seconds and an abandoned call rate of 1.7%.

•
Customer Order Entry. We use an integrated on-line transaction processing system for all Direct Segment order entry and fulfillment tasks. These tasks include the inputting of telephone, Internet and mail orders, credit authorization, order processing and distribution. Our sales agents/customer service representatives process orders directly into the system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. Our sales agents/customer service representatives are trained to be knowledgeable in key merchandise specifications and features and they have ready access to physical samples of the entire merchandise line which enables our agents to readily answer detailed merchandise inquiries from customers. We complete telephone orders in approximately four minutes, on average, depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, debit card, check or money order. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. During fiscal 2001, Direct Segment customer orders were received as follows: 65% by telephone, 30% by Internet and 5% by mail or facsimile.

•
Customer Order Fulfillment. We believe that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. All of our Direct Segment’s customer order fulfillment functions, as well as all of our Retail Segment’s inventory servicing requirements, are now conducted out of our leased 600,000 square foot distribution center in Mineral Wells, West Virginia, utilizing semi-automated picking, packing and shipping systems. Customer orders are processed and shipped in continuous waves throughout the day during normal operations with special attention being given to expedited orders. Once a customer’s order has been fully entered by our sales agents/customer service representatives into the aforementioned on-line transaction processing system, the order is printed and all necessary distribution and shipping documents, including customs forms for international orders, are attached. Thereafter, the order is prepared and packaged at one of our many packing stations. The order is bar-coded and scanned with the merchandise, quantity and ship date entered automatically into the customer order file for subsequent access by our sales agents/customer service representatives. Gift orders are gift wrapped with accompanying handwritten notes as per the customer’s instructions. During fiscal 2001, approximately three-quarters of our shipments were sent via first class and priority mail through the U.S. Postal Service with the balance being sent via other carriers. Typically, each order is charged a shipping and handling fee which is based upon the total order price. Our customers normally receive their items within three to five business days after shipping, although customers may request expedited delivery for an extra charge.

During fiscal 2001, we shipped over five million packages with approximately 92% of in-stock orders being shipped within one shipping day of order processing. Despite this volume, we achieved a distribution error rate of only 0.13%. We adjust our employee headcount, processing system and distribution hours to meet variable demand levels, particularly during the peak November/December holiday selling season. To meet increased order volume, we utilize temporary employees and plan to continue this practice in the future. Our consolidated shipping capacity is approximately 70,000 packages per day.

•
Return Policy. We have an unconditional return policy for all of our merchandise under which a customer can return an item for any reason at any time through any channel. We believe that our return policy builds customer loyalty and helps overcome any reluctance a customer may have to purchasing merchandise from catalogs or via the Internet.

•
Investment in Items of a Capital Nature. Consistent with our ongoing commitment to optimizing the level of service provided to our customers, the efficiency and effectiveness of our operations, the continued deployment of our triple-sales channel marketing strategy and our future sales growth and profit potential, we invested $77.8 million in items of a capital nature during the last three fiscal years. These capital expenditures primarily consisted of leasehold improvements for our growing base of full-line, metropolitan retail stores and technology infrastructure principally related to expanded and upgraded distribution and customer service facilities, expanded and upgraded telecommunication and management information systems and development and implementation of, and technological enhancements to, our e-commerce web sites. The single largest investment during the above period consisted of various technologies and material handling equipment for our 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia which we began leasing in July 1999. Our East Coast Operations Center primarily consists of a distribution center and a customer service call center.

Our Technology

Our primary hardware and software systems are as follows:

•	Our Mainframe Computer Platform. Our mainframe computer platforms are the Hewlett Packard 3000 series (“HP/3000”) and the IBM AS 400 series.

•
Our Telecommunications Platform. We maintain Northern Telecom telephone switches at each of our customer service call centers which provides us with a scaleable platform to accommodate future growth. Our system is designed to reduce the risk of telephone delays and capacity constraints. Our internal private network is converged to allow the simultaneous delivery of data, video or voice over the same network to our two geographically distant customer service call centers. This capability allows us to operate our two customer service call centers as a single “virtual customer service call center” as calls coming into one location are automatically routed to the other location if the load is too high. In the event either customer service call center is unable to receive incoming calls due to factors such as natural disasters, power failures or system problems, calls are routed to the other customer service call center in a process which is transparent to the customer. In the unlikely event that both of our call centers were to become inaccessible, or either or both of our call centers were unable to handle incoming call demand, our corporate headquarters facility in Sandpoint, Idaho is also designed and configured to act as a backup call center.

•
Our Primary Business Software Platform. We have adopted a widely used catalog order processing software system (“Ecometry”) as the management information and customer service cornerstones of our business operation. This software system, which is platformed on our HP/3000, is used by us, as it is by many leading companies in the direct marketing industry, for many order entry and fulfillment tasks, the inputting of telephone, Internet and mail orders, credit authorization, order processing, distribution and shipment. Our system is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. The system is fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of our two customer service call centers. We believe this redundancy reduces the risk of interruption of customer service or other critical operations.

•
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

•
Our Merchandising/Inventory Planning Platform. We utilize a merchandising, planning and control software system (“MPCS”) that enables us to perform detailed analysis of the historical performance of individual merchandise items by color and size, product category and offering vehicle. This capability allows us to realize increased accuracy in our product performance forecasting, and as such, better manage our inventory, increase order fill rates and decrease product overstocks.

•
Our Warehouse Management Hardware and Software Platform. Customer order routing, store fulfillment and certain other warehouse management functions are performed by a software system (“PKMS”) from Manhatten and Associates. This system runs on an IBM AS/400.

•
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

•
Our Retail Platform. We utilize a client/server platform (“Trade Winds”) as the point-of-sale system for our growing base of full-line retail stores. Trade Winds is based on the Windows NT operating system and utilizes SQL database schema. The system enables each of our stores to operate independent of our corporate mainframe computer platform thereby helping to ensure data recovery and redundancy. Despite such autonomy, the system is fully integrated into and interfaces with our Ecometry business platform thereby accommodating daily batch downloads of customer sales information into our corporate database.

During fiscal 2001, we installed a dedicated retail inventory planning software (“Island Pacific”) that enable us to better perform detailed analysis of the historical performance of store merchandise items by store as well as by item attribute. This capability should allow us to realize increased accuracy in our product performance forecasting, and as such, better manage our retail inventory, reduce product overstocks and backorders, and realize additional distribution efficiencies.

Employees

As of March 2, 2002, we had 1,304 full-time employees and 1,107 part-time or temporary employees. During the peak retail selling season, which for us includes the months of November and December, we utilize a substantial number of temporary employees, many of whom return year after year. None of our employees currently are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Trademarks

Coldwater Creek® and Spirit of the West® are registered trademarks of the Company. We believe that our registered and common law trademarks have significant value and that our Coldwater Creek® and Spirit of the West® trademarks are instrumental to our ability to create and sustain demand for and market our merchandise.

Risk Factors

Continuing Economic Weakness and Uncertainty

Our business, financial condition, results of operations and cash flows were negatively impacted in fiscal 2001 by soft consumer demand for women’s apparel stemming from generally weak economic conditions. Although we have experienced a modest improvement in consumer demand in calendar 2002 our business has continued to be negatively impacted by the overall sluggishness of the U.S. economy, which has been evidenced in our business by lower-than-expected customer response rates and average order dollars, as well as lower-than-expected customer traffic in our retail stores. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. We currently do not anticipate realizing any significant and sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, prior to early fall of 2002, if then. In response to lower demand, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and low customer satisfaction. Also, during fiscal 2002 we have implemented various cost control measures to reduce operating expenses, including general salary freezes, reductions in work force and the closure of our Sandpoint, Idaho distribution center. There can be no assurance that these cost reduction measures will have a significant positive impact on overall expense structure. Moreover, our cost-cutting measures may have a negative effect on customer service and employee morale. Should the U.S. economy not recover in a timely manner, or should we not sufficiently participate in any such recovery, our overall business, financial condition, results of operations and cash flows would be materially adversely impacted. Further, lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

Our Dependence on Key Personnel

Our future success depends largely on the efforts of our executive management team, which consists of Georgia Shonk-Simmons, President and Chief Executive Officer; Tom Scott, Executive Vice-President and Chief Operations Officer; and Dennis Pence, Chairman, and the loss of any of these individuals could have a material adverse effect on our business. The position of Executive Vice-President and Chief Financial Officer is currently vacant. In the interim, Dennis Pence has directly supervised the financial and accounting functions of the Company. Filling the position of Chief Financial Officer in a timely manner and continuing to attract and retain well-qualified key personnel is crucial to our successful continued operations and expansion. If we are unable to fill the position of Chief Financial Officer for an extended period, it could negatively impact our ability to execute upon our expansion plans, and could have adverse consequences on our financial accounting, internal controls and reporting functions, as well as cause disruptions in workflow and stresses upon our remaining personnel. In addition, our location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. Further, if we experience vacancies in other key roles, it could have a material adverse impact upon of our ability to properly conduct our business operations and pursue our growth initiatives, and as a result, could have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion

During fiscal years 1999, 2000 and 2001, we opened two, six and nineteen new full-line retail stores, respectively. We currently plan to open fourteen new stores during fiscal 2002, all in time for the November/December holiday shopping season. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks.

Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore leverage our new cost structure with sufficient incremental sales. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. As such, any investment in our Company must consider the fact that our efforts in this relatively new business remain largely unproven to date, and that our retail model continues to evolve. We recently refined our store model to incorporate a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. Additionally, you should consider that, although certain members of our management team have brought significant retail store experience to our Company, as a Company we have relatively limited experience with planning, opening and managing geographically dispersed retail stores, and in designing, implementing and maintaining the necessary operational, administrative and financial infrastructure, human resources and internal controls. Any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs, as in fiscal 2001, will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Risks Associated with Our Catalog Sales Business

Our overall success as a Company for the foreseeable future will remain dependent on the success of our well-established catalog sales business. We also continue to primarily rely on our catalogs to promote our www.coldwatercreek.com e-commerce web site and full-line retail stores. We believe that the future success of our catalog sales business will continue to be predicated upon the effective targeting of our catalog mailings, a high volume of prospect catalog mailings, when market conditions permit, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development, production and circulation and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual subsequent performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated net sales from a particular catalog mailing, as with many of our fiscal 2001 mailings, our overall business, financial condition, results of operations and cash flows would likely be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected, by factors beyond our control such as weak economic conditions and uncertainty and unseasonable weather in key demographic markets. Other influencing factors may include, but not be limited to, unpredictable and changing consumer preferences, the timing and mix of catalog mailings and changes in our merchandise mix. Any one or more of these factors could, as they did in fiscal 2001, result in lower-than-expected full-priced, first-line sales and higher-than-expected clearance sales at substantially reduced margins. These factors could also result in increased merchandise returns, slower turning or obsolete inventories, inventory write-downs and working capital constraints. Any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Risks Associated with Our Growth Strategy

Our growth strategy primarily includes the following components: (i) further development of our catalog, e-commerce and retail store businesses, (ii) the possible introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation and response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, when market conditions permit, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustained acceptance in the marketplace. Any substantial inability on our part to further develop and grow our catalog, e-commerce and retail store businesses, to maintain our historical average order size and response rates, and to leverage the success of existing catalog titles to new merchandise lines, catalogs, web sites and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows.

We initially identified through the use of our Direct Channel’s extensive customer database a total of 80 potential “metropolitan” retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists. Recently, we revised our store model to reduce our initial capital investment per store by approximately one-fourth. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets, although there can be no assurance of such. In any case, we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately 14 additional full-line “metropolitan” retail stores during fiscal year 2002. We have had limited experience operating geographically dispersed retail stores. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. There can be no assurance that additional debt or equity capital will be available to us to meet these needs on acceptable terms, or at all. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

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

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our then understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our overall financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected.

Changing Consumer Preferences

Although we believe that our business has historically benefited from increased consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that, if correct, such trend will continue. Any change in this trend could have a material adverse effect on our overall financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on our overall financial condition, results of operations and cash flows. Our future success depends largely on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our overall financial condition, results of operations and cash flows.

Competition

The markets for our merchandise are highly competitive, and the perceived growth opportunities within these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face additional competition from new entrants or existing competitors who focus on market segments currently served by us. These domestic, as well as international, competitors range from large multi-sales channel retailers with catalog, e-commerce and retail store operations and more substantial financial, marketing and other resources than us to small single-sales channel catalog, e-commerce and retail store companies. With respect to the women’s apparel merchandise offered by us, we are in direct competition with certain more established catalog, e-commerce and retail store operations, many with substantially greater experience in selling women’s apparel merchandise. Some of these competitors seek to attract customers that share one or more of the demographic characteristics common to both our existing and prospective customers. In addition, because we continue to source a significant percentage of our merchandise from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, there can be no assurance that our merchandise will or can be competitively priced when compared with merchandise offered by competing retailers. While we believe that we have been able to compete successfully because of our brand recognition, the exclusivity and broad range and quality of our merchandise, including our private label merchandise offerings, and our superior customer service policies, there can be no assurance that we will be able to compete successfully in the future. Any failure on our part to sufficiently compete in the future would likely have a material adverse effect on our overall customer retention, customer prospecting, future sales growth and market share, and as a consequence, could adversely affect our overall financial condition, results of operations and cash flows.

Risks Affecting Our Ability to Fulfill Orders

Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, distribution center, management information systems and on the timely performance of third parties such as shipping companies and the U.S. Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel or refuse to receive orders due to late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. Additionally, merchandise is stored and shipped for all or our channels from our sole distribution center in Parkersburg, West Virginia. We believe that our success to date has been based in part on our reputation for superior customer service, and any impairment of our customer service reputation could have a material adverse effect on our overall business. Any material disruption in or destruction of part or all of our call centers or distribution center caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our overall financial condition, results of operations and cash flows.

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

Potential Continuing Business Interruptions Due To Increased Security Measures In Response To Terrorism.

In response to recent terrorist attacks and continuing threats thereof, many of the primary service components underlying the U.S. system of free and open commerce have been adversely impacted and fundamentally altered, resulting in periodic service delays and stoppages and certain incremental operating costs. These service components would include, among others, transportation, freight, mail, U.S. Customs, and financial services. As our business remains dependent upon the free flow of products and services through the channels of commerce, further service delays or stoppages or incremental operating costs, could have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Potential Business-Related Liabilities and Expenses

As a result of doing business through our catalogs, e-commerce web sites and retail stores, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of such products. These legal risks and uncertainties may include, among others, product liability or other tort claims relating to goods; claims of consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; and claims relating to any failure to appropriately collect and remit sales or other taxes arising from electronic commerce transactions. Even to the extent that such claims do not result in material liability, investigating and defending such claims could have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

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

Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of March 2, 2002 are set forth below:

Facility	Address	Owned / Leased	Approximate Size
Corporate Offices	One Coldwater Creek Drive Sandpoint, Idaho 83864	Owned	96,000 sq. ft.
Sandpoint Distribution Center (1)	3333 McGee Road Sandpoint, Idaho 83864	Owned	135,000 sq. ft
East Coast Operations Center, including Distribution and Call Center	100 Coldwater Creek Drive Mineral Wells, W.Virginia 26160	Leased	600,000 sq. ft.
Coeur d’Alene Call Center	751 Hanley Drive Coeur d’Alene, Idaho 83814	Leased	60,000 sq. ft.
Twenty-Nine Full-Line Retail Stores (2)	Various U.S. Locations	Leased	240,000 sq. ft.
Nine Outlet Stores (3)	Various U.S. Locations	Leased	47,000 sq. ft.
Photography Studio	4100 McGee Rd. Sandpoint, ID 83864	Leased	6,600 sq. ft.

(1)
During our fiscal 2001 fourth quarter, we decided to close our Sandpoint, Idaho distribution center and to consolidate its operations, which during fiscal 2001 had been substantially limited to fulfilling the inventory requirements of our limited base of retail stores, into our East Coast Operations Center in Mineral Wells, West Virginia. This consolidation was completed by the end of March 2002. We currently plan to retrofit the facility for use as a retail store conceptual development model, photo studio and outlet store. Refer to “Item 7—Management’s Discussion and Analysis—Liquidity and Capital Resources” for further information.

(2)
Our individual full-line retail stores are between approximately 6,000 and 10,000 square feet, averaging approximately 7,600 square feet per store. We plan to open approximately fourteen additional full-line retail stores in metropolitan areas during fiscal 2002. It is anticipated that each of these planned stores will be between 5,000 and 7,000 square feet based on the refined store model adopted by us in March 2002 which features a slightly smaller footprint. Our retail store leases generally terminate after ten years. Refer to “Item 7—Management’s Discussion and Analysis—Liquidity and Capital Resources” for further information.

(3)
Our individual outlet stores are between approximately 3,500 and 7,500 square feet. We currently plan to open seven additional outlet stores during fiscal 2002. Refer to “Item 7—Management’s Discussion and Analysis—Liquidity and Capital Resources” for further information.

We believe that our corporate offices, distribution center and call centers will meet our operational needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In our opinion, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows.

The direct response business as conducted by us is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While we believe we are in material compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect our operations.

We collect sales taxes from customers transacting purchases in states where we have physically based some portion of our retailing business. The Company and its Coldwater Creek Outlet Stores Inc. subsidiary also pay applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended March 2, 2002.

MANAGEMENT

Directors and Executive Officers

Below is a table setting forth the current name, age and position of our directors and executive officers:

Name	Age		Positions held
Dennis C. Pence (1)	[52	]	Chairman of the Board of Directors, Secretary and Interim Chief Financial Officer and Treasurer
Ann Pence	[52	]	Executive Creative Director and Vice-Chairman of the Board of Directors
Georgia Shonk-Simmons	[51	]	President, Chief Executive Officer and Director
Tom Scott	[45	]	Executive Vice President, Chief Operating Officer
James R. Alexander (2)	[59	]	Director
Michelle Collins (3)	[42	]	Director
Curt Hecker (1)(2)(3)	[41	]	Director
Duncan Highsmith (3)	[53	]	Director
Robert H. McCall, CPA (1)(2)	[56	]	Director

(1)	Member of the Executive Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Dennis C. Pence co-founded the Company in 1984 and has served as a Director since the Company’s incorporation in 1988, serving as the Board’s Chairman since July 1999 and as its Vice-Chairman prior thereto. Since January 10, 2002, Mr. Pence has served as Interim Chief Financial Officer and Treasurer. Mr. Pence has also served as Chairman of the Board’s Executive Committee since its formation on May 20, 2000 and, as Secretary to the Company since July 1998. From 1984 through 2000, Mr. Pence served as the Company’s President and Chief Executive Officer. From April 1999 to December 2000, Mr. Pence also served as President of the Company’s then newly formed Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products.

Ann Pence co-founded the Company in 1984, and has served as its Executive Creative Director since that time. Mrs. Pence has served as a Director since the Company’s incorporation in 1988, serving as the Board’s Vice-Chairman since July 1999 and as its Chairman prior thereto. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy’s California from 1974 to 1982 where her final position was Copy Director.

Georgia Shonk-Simmons has served as a Director, as well as the Company’s President and Chief Executive Officer, since January 1, 2001. From April 1999 to December 2000, Ms. Shonk-Simmons served as President of the Company’s Catalog & Retail Sales Division. Ms. Shonk-Simmons joined the Company as its Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., an international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice-President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton’s, Carson Pirie Scott and Hahne’s.

Tom Scott has served as an Executive Vice President of the Company since January 1, 2001. Mr. Scott also continues to serve as the Company’s Chief Operating Officer as he has since April 1999. From April 1999 to December 2000, Mr. Scott served as a Senior Vice President of the Company. From November 1997 to March 1999, Mr. Scott served as the Company’s Vice President of Information Systems. Prior to joining the Company, Mr. Scott was President of Gestalt Technologies, Inc., a developer of high technology business systems. From May 1992 to January 1996, Mr. Scott served as Vice President of Business Systems for VF Corporation, an international apparel manufacturer. Prior thereto, from 1984 to 1992, Mr. Scott worked in a variety of positions at Nordstrom, Inc., an apparel retailer. From 1981 to 1984, he was a consultant for Arthur Andersen & Co.

James R. Alexander has served as a Director since March 2000, as well as a member of the Board’s Audit Committee since July 2000. From March 2000 to July 2001, Mr. Alexander also served as a member of the Board’s Compensation Committee. Mr. Alexander had previously served as a Director, as well as Chairman of the Board’s Compensation Committee, from 1994 to 1998 before having to decline to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 20 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is a joint venture partner in the firm of Tucker Alexander, which is an affiliate of Tucker Capital. From November 1998 to June 1999, Mr. Alexander’s services were retained by the Company to broker the sale of its Milepost Four men’s apparel catalog for which Tucker Capital was compensated.

Michelle Collins has served as a Director, as well as a member of the Board’s Compensation Committee, since September 1997. From July 1998 to July 2001, Ms. Collins served as the Chairman of the Board’s Compensation Committee. Ms. Collins also served as a member of the Board’s Executive Committee from its formation on May 20, 2000 until July 2001. In January 1998, Ms. Collins co-founded Svoboda, Collins L.L.C, a private equity firm, for which she serves as Managing Director. Previously thereto, Ms. Collins was a principal in the corporate finance department of William Blair & Company, L.L.C., overseeing the firm’s specialty retail sector. During the Company’s initial public offering of common shares in January 1997, Ms. Collins represented William Blair & Company as co-underwriter. Ms. Collins, joined William Blair & Company, L.L.C. as an associate in 1986 after obtaining a Masters in Business Administration from the Harvard Business School. Ms. Collins also serves as a director on the boards of directors of CDW Computer Centers, Inc. and McWhorter Technologies Inc.

Curt Hecker has served as a Director, as well as a member of the Board’s Audit Committee, since August 1995. Since July 2001, Mr. Hecker has served as the Chairman of the Board’s Compensation Committee and as a member of the Board’s Executive Committee. Since August 1995, Mr. Hecker has served as President and Chief Executive Officer of Panhandle State Bank in Sandpoint, Idaho.

Duncan Highsmith has served as a Director since May 1999, as well as a member of the Board’s Compensation Committee since September 1999. Since 1987, Mr. Highsmith has served as President and Chief Executive Officer of Highsmith Inc., an international direct marketer of various products to schools and libraries. Mr. Highsmith also serves as a director on the boards of directors of a number of privately held companies, including Highsmith Inc.

Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994, and as Chairman of the Board’s Audit Committee since February 1995. Mr. McCall has also served as a member of the Board’s Executive Committee since its formation on May 20, 2000. From February 1995 to July 2000, Mr. McCall also served as a member of the Board’s Compensation Committee. Since 1981, Mr. McCall has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho.

No director or executive officer of the Company bears any relation by blood, marriage or adoption to any other executive officer or director, except for Dennis and Ann Pence, who are married to each other.

Other Key Management Employees

Below is a table setting forth the current name, age and position of our other key management employees:

Dan Griesemer	[42]	Senior Vice President of Retail
Mac Morgan	[47]	Senior Vice President of Advertising
Karen Reed	[38]	Senior Vice President of Marketing

Dan Griesemer has served as Senior Vice President of Retail for the Company since October 1, 2001. Prior to joining the Company, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap, Inc. Prior thereto, from 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

Mac Morgan has served as the Company’s Senior Vice President of Advertising since November 2001 and, prior to that, as its Vice President of Advertising since September 1996. From May 1992 to September 1996, Mr. Morgan served as the Company’s Senior Art Director. From 1991 to 1992, prior to joining the Company, Mr. Morgan was Vice President of Production for Interlight International, a producer of interactive CDR titles. Prior to 1991, Mr. Morgan was Director of Marketing for VistaChrome, Inc./The Printing House, a large separator/printer. From 1980 to 1988, Mr. Morgan served as Senior Vice President of Operations for Homes & Land Publishing Corporation.

Karen Reed has served as the Company’s Senior Vice President of Marketing since November 2001 and, prior to that, as its Vice President of Internet Sales since September 1999. From March 1997 to September 1999, Ms. Reed served as the Company’s Vice President of Marketing and from 1995 to 1997 as the Company’s Director of Circulation. From 1990 to 1995, Ms. Reed served as the Company’s Circulation Manager. Prior to joining the Company, from 1988 to 1990, Ms. Reed served as a computer programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY

Our common stock has been quoted on the NASDAQ under the symbol “CWTR” since our initial public offering on January 29, 1997. On March 2, 2002, we had 137 stockholders of record and 10,559,182 shares of $.01 par value common stock outstanding.

The following table sets forth certain sales price and trading volume data for our common stock for the periods indicated:

	High	Low	Close	Average Volume
Fiscal 2001:
First Quarter	$24.79	$17.15	$23.48	52,691
Second Quarter	$29.19	$18.50	$25.08	50,451
Third Quarter	$27.02	$15.51	$25.62	31,561
Fourth Quarter	$27.15	$13.13	$15.71	49,062

Fiscal 2000:
First Quarter	$25.13	$15.88	$22.88	53,269
Second Quarter	$38.50	$18.50	$30.38	65,610
Third Quarter	$40.38	$19.88	$25.50	124,955
Fourth Quarter	$39.88	$15.69	$18.63	183,919

The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

Item 6.	SELECTED FINANCIAL AND OPERATING DATA

The selected financial and operating data in the following table sets forth (i) balance sheet data as of March 2, 2002 and March 3, 2001, and statement of operations data for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000, derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K Annual Report, (ii) balance sheet data as of February 26, 2000, February 27, 1999 and February 28, 1998, and statement of operations data for the fiscal years ended February 27, 1999 and February 28, 1998, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein and (iii) selected operating data as of and for the periods indicated. The information below should be read in conjunction with “Item 7—Management’s Discussion and Analysis” and “Item 8—Consolidated Financial Statements” included elsewhere.

	Fiscal Years Ended (1)
	March 2,	March 3,	February 26,	February 27,	February 28,
	2002	2001	2000	1999	1998
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

	(unaudited, in thousands except per share)
Statement of Operations Data (2)(3):
Net sales	$464,024	$458,445	$361,566	$356,079	$268,299
Cost of sales	271,423	255,187	196,281	191,966	146,547

Gross profit	192,601	203,258	165,285	164,113	121,752
Selling, general and administrative expenses	190,144	182,770	143,553	145,735	102,264

Income from operations	2,457	20,488	21,732	18,378	19,488
Interest, net, and other	483	1,114	864	(697)	57
Gain on sales of Milepost Four assets	—	—	826	—	—

Income before provision for income taxes	2,940	21,602	23,422	17,681	19,545
Provision for income taxes	1,140	8,364	9,251	6,990	7,857

Net income	$1,800	$13,238	$14,171	$10,691	$11,688

Net income per share—Basic	$0.17	$1.26	$1.38	$1.05	$1.15

Weighted average shares outstanding— Basic	10,592	10,497	10,236	10,167	10,120

Net income per share—Diluted	$0.17	$1.22	$1.34	$1.02	$1.10

Weighted average shares outstanding—Diluted	10,810	10,892	10,588	10,503	10,633

Balance Sheet Data (4):
Working capital	$26,679	$42,954	$36,735	$27,792	$20,969
Total assets	169,247	150,890	122,870	100,621	98,225
Long-term debt	—	—	—	—	—
Stockholders' equity	94,928	96,135	76,570	60,106	48,875
Selected Operating Segment Data (5):
Net Sales:
Catalog business and outlet stores	$256,639	$311,432	$319,710	$346,108	$259,842
E-commerce business	144,153	112,862	28,970	437	—
Retail store business	63,232	34,151	12,886	9,534	8,457
Selected Operating Data:
Total catalogs mailed	161,000	183,600	139,800	153,100	113,700
Total active customers (6)	2,600	2,600	2,200	2,000	1,600

(1)
References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. For the fiscal years presented above, only our fiscal year ended March 3, 2001 reflects an incremental fifty-third week.

(2)
In July 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). Pursuant to EITF 00-10, amounts billed to our customers in sales transactions related to shipping and handling represent revenues earned for the merchandise provided and must be classified as sales revenue. As allowed by EITF 00-10 the related shipping and handling costs incurred by us have been reclassified to cost of sales. As required, we adopted EITF 00-10 during our fiscal 2000 fourth quarter and restated all of our prior period financial statements on a consistent basis. In previously published financial statements, we had netted shipping and handling revenues earned against shipping and handling costs incurred within selling, general and administrative (“SG&A”) expenses. These revenue and expense reclassifications had no impact on our operating income, net income or net income per share for any reported period.

(3)
Additionally, during our fiscal 2000 fourth quarter, we elected to reclassify the balance of merchandise buying costs as well as returned merchandise processing and store occupancy costs from SG&A expenses to cost of sales in order to facilitate industry peer group comparability, particularly as we grow our Retail Segment. All of our prior period financial statements have been retroactively restated on a consistent basis. These expense reclassifications had no impact on our operating income, net income or net income per share for any reported period.

(4)
During our fiscal 2001 fourth quarter, we determined it is more appropriate to classify our deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. These costs, which are the direct costs we incur to develop, produce and circulate our direct mail catalogs, are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. All of our prior period financial statements have been retroactively reclassified on a consistent basis.

(5)
Refer to Note 15—“Segment Reporting” of our consolidated financial statements. Our fiscal 2000, 1999, 1998 and 1997 net sales by sales channel have been reclassified to be consistent with the manner in which we allocated sales returns for fiscal 2001. This reclassification had no impact on our consolidated net sales for any reported fiscal period.

(6)	An “‘active customer”‘ is defined as a customer who purchased merchandise from us through any of our sales channels during the twelve month period preceding the end of the period indicated.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the prolonged weakness and uncertainty in the U.S. economy, and it’s pronounced effect on the apparel industry; the various risks inherent in offering apparel and other merchandise, such as long lead times, difficult to forecast inventory requirements, merchandise returns, and shipping costs; the various risks associated with the expansion of our business into retail, an area in which we have relatively limited experience, and the possibility that the expansion may strain our financial and management resources, as well as our administrative, reporting and internal control infrastructure; the difficulties inherent in forecasting unpredictable, and often volatile, customer tastes and buying trends, particularly in light of the current state of the U.S. economy; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays, as well as uncertainties associated with effective targeting of customers, and the high costs associated with prospect mailings; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases, and our potential failure to generate significantly increased sales; the possibility that either lower sales or higher than anticipated costs could effect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion; the possibility of a material disruption or slowdown in operations at our distribution center in Parkersburg, West Virginia, at which our merchandise is stored and shipped for all of our sales channels; our potential inability to continue to locate, and negotiate on acceptable terms, leases of sites for store development; potential cost overruns and delays associated with site acquisition, build-out and launch of multiple retail stores; substantial, and increasing, competition in the women’s apparel industry; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the potential that if demand for our product is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; the possibility that we may not be able to achieve targeted cost reductions, or that significant cost reductions may impair customer service; our potential difficulty in filling key personnel vacancies in a timely manner, particularly the position of Chief Financial Officer, and the potential negative impact on our ability to execute upon our business plan if those key positions remain vacant for an extended period; our ability to hire and retain qualified personnel, especially considering the strain on our personnel resources caused by the expansion of our business, the changes on our business model, and our company-wide cost cutting efforts; potential system interruptions associated with our e-commerce business; as well as other factors discussed elsewhere in this Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introductory Note

References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. Our most recently completed fiscal year ended March 2, 2002 (“fiscal 2001”) consisted of fifty-two (52) weeks whereas our preceding fiscal years ended March 3, 2001 (“fiscal 2000”) and February 26, 2000 (“fiscal 1999”) consisted of fifty-three (53) and fifty-two (52) weeks, respectively.

The following discussions are intended to be read in conjunction with our accompanying consolidated financial statements and notes thereto. In the discussions and tables that follow, please note that certain minor arithmetical variances may arise due to the effects of rounding.

When we discuss net sales and operating contribution by operating segment, please specifically refer to Note 15—“Segment Reporting” of our consolidated financial statements. In the discussions that follow, please note that our fiscal 2000 and fiscal 1999 net sales by operating segment and net sales by sales channel have been reclassified to be consistent with the manner in which we allocated sales returns for fiscal 2001. This reclassification had no impact on our consolidated net sales for any reported fiscal period.

During our fiscal 2001, fourth quarter we determined it is more appropriate to classify our deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. These costs, which are the direct costs we incur to develop, produce and circulate our direct mail catalogs, are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses (“SG&A”) over the expected sales realization cycle, typically several weeks. Our comparative prior period consolidated balance sheets and statements of cash flows have been reclassified to be consistent with the current fiscal year’s presentation.

Coldwater Creek Profile

Coldwater Creek is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business, as well as our merchandise clearance outlet stores, whereas our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States (“U.S.”). Our long-standing mission has been to differentiate our company from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 35 to 55 with household incomes in excess of $50,000.

Our long-established catalog business consists of regular targeted mailings of our four catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, each of our catalogs is carefully designed by our staff to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable.

Our e-commerce business continues to be our most profitable business as our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-priced, first-line merchandise line and also serves as our most effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in seven individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and most cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage basis. Three years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to occasionally “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

In summary, our primary corporate strategy continues to be to use the competitive advantages provided by our well-established catalog infrastructure, a resource not currently available to or as fully established by many competing retailers, to generate sales across all three channels, target new customers and introduce new merchandise concepts. Although there can be no assurance of such, we believe that over time this strategy will build broad brand recognition and capture increased market share.

Fiscal 2001 Overview

During fiscal 2001, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened 19 new full-line retail stores in time for the 2001 holiday shopping season, while maintaining a debt free balance sheet which we view as a significant achievement given the poor economic backdrop. While doing so, we closely studied the performance of all of our retail stores in pursuit of identifying further refinements to the store model initially adopted by us in fiscal 1999. Shortly after our fiscal 2001 year-end, we opened our 30th retail store utilizing our refined store model which features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to reduce our initial capital investment per store by approximately one-fourth. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan to open 14 additional full-line retail stores during fiscal 2002, all in time for the holiday shopping season. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

We also embarked on an important initiative during fiscal 2001 to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we began participating in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number in excess of 3,100, accounted for $6.3 million in net sales during fiscal 2001, with approximately one-third of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.5 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

We were able to achieve the above while also navigating the turbulence from a persistently weak U.S. economy further undermined by the horrific events of September 11th. In January 2001, we downwardly revised our sales expectations for our then upcoming fiscal 2001 year in recognition of a slowing U.S. economy which we had begun to realize in the form of lower response rates and average order dollars. However, this economic slowdown steadily deteriorated during our fiscal 2001 first half into a much deeper economic downturn, approaching a recession by traditional measures. The accompanying unfavorable selling environment for upscale women’s apparel then became more difficult as a result of unseasonably warm fall weather in many key east coast markets. This combination served to undermine demand for heavier fabrics and darker colors, such as those featured prominently by us in our Northcountry fall apparel offerings. The result was a highly promotional selling environment to clear seasonal inventories at significantly reduced margins. Then, only two weeks into our fiscal 2001 third quarter, came the horrific events of September 11th from which we immediately realized an approximate one-third drop in our sales. Given the added economic uncertainty and fears of further terrorism, our already modest expectation for even a reasonably robust holiday shopping season was further diminished. So as to protect our strong balance sheet and conservative inventory position, we immediately began scaling back or postponing our merchandise orders with vendors. As expected, our full-priced, first-line sales remained lackluster through the early part of the holiday shopping season. Then, immediately after the Thanksgiving holiday, customers began ordering at levels beyond that which we had expected resulting in us being unable to fully accommodate such demand due to depleted inventories, particularly for our more popular items. Entering the new calendar year, we were pleased to note that our customers, despite the continuing economic uncertainty and national security concerns, were beginning to increasingly respond to our full-priced, first-line merchandise offerings, particularly to our new spring merchandise assortment. With sufficient inventories in place, we were able to accommodate this increased demand and realize modestly improved sales through our March 2, 2002 fiscal year-end. Furthermore, our results were enhanced by lower return rates due to quality improvements in our merchandise assortments. Despite ending on a positive note, the significant consolidated sales shortfall we realized for our fiscal 2001 year, from that which we had initially expected and planned for, adversely impacted our ability to leverage certain significant incremental costs incurred in connection with our Retail Channel expansion. As a result, we incurred a net loss for our fiscal 2001 fourth quarter, the first such loss in many years, and realized substantially reduced profitability for the fiscal year as a whole.

In response to the aforementioned, as well as to more appropriately align our business going forward, we undertook certain restructuring measures beginning in January 2002. Most significant was our decision to close our Sandpoint, Idaho distribution center and to consolidate its operations, which during fiscal 2001 had been substantially limited to fulfilling the inventory requirements of our limited base of retail stores, into our 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia. This consolidation, which included the elimination of approximately 120 salaried and hourly employees, was completed by the end of March 2002. As a result, all of our receiving and distribution functions are now conducted under one roof thereby providing the potential for certain significant cost efficiencies going forward. Additionally, we identified approximately 20 salaried positions for elimination from our administrative headquarters in Sandpoint and approximately 80 salaried and hourly positions for elimination from our then existing national retail store staff. We also decided to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and instead incorporate its most popular product categories into our remaining catalog titles and merchandise lines. Similarly, we decided to eventually eliminate our dedicated “Gallery” web site (www.galleryatcoldwatercreek.com) and specialty merchandise line and instead incorporate its most popular items into our retail stores. The Gallery web site will remain available to our customers until the Gallery inventory is depleted. Any remaining inventory that is not being transitioned will be cleared through our existing disposition vehicles. Although we expect that the above actions will provide us with significant operational efficiencies and cost savings for fiscal 2002 and beyond, there can be no assurance that such will be realized.

See Management’s Discussion and Analysis—“Fiscal 2001 Compared to Fiscal 2000” and “Future Outlook” for further details.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Fiscal
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.5	55.7	54.3

Gross profit	41.5	44.3	45.7
Selling, general and administrative expenses	41.0	39.9	39.7

Income from operations	0.5	4.5	6.0
Interest, net, and other	0.1	0.2	0.2
Gain on sale of Milepost Four assets	0.0	0.0	0.2

Income before provision for income taxes	0.6	4.7	6.5
Provision for income taxes	0.2	1.8	2.6

Net income	0.4%	2.9%	3.9%

Fiscal 2001 Compared to Fiscal 2000:

Consolidated Results

Our consolidated net sales for fiscal 2001 were $464.0 million, an increase of $5.6 million, or 1.2%, from $458.4 million in fiscal 2000. Excluding consolidated net sales of approximately $8.1 million attributable to the additional fifty-third week in fiscal 2000, our consolidated net sales for fiscal 2001 increased by $13.7 million, or 3.0%. On a comparative fifty-two week basis, the fiscal 2001 increase in our consolidated net sales primarily was attributable to increased full-price, first-line sales by our Retail Segment and, to a lesser extent, our Direct Segment’s e-commerce business. Significantly increased clearance sales by our e-commerce business also contributed measurably to the overall increase, although at diminished gross margins. These sales increases were substantially offset primarily by decreased full-priced, first-line sales by our Direct Segment’s catalog business and, to a significantly lesser extent, decreased clearance sales by our catalog business and outlet stores.

Our cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales for fiscal 2001 were $271.4 million, an increase of $16.2 million, or 6.4%, from $255.2 million in fiscal 2000. Our consolidated gross profit decreased by $10.7 million, or 5.2%, to $192.6 million for fiscal 2001 from $203.3 million in fiscal 2000, and our consolidated gross margin decreased to 41.5% for fiscal 2001 from 44.3% in fiscal 2000. The fiscal 2001 decreases in our consolidated gross profit dollars and margin primarily were attributable to our significantly lower-than-expected full-priced, first-line apparel sales. This sales shortfall undermined our planned leveraging of the incremental occupancy costs incurred from the opening of 19 new stores during fiscal 2001, particularly from the opening of 15 new stores during our fiscal 2001 third quarter. To a lesser extent, our consolidated gross margin for fiscal 2001 was adversely impacted by the increased clearance sales made by our e-commerce business in order to maintain our conservative inventory position.

Our consolidated SG&A expenses primarily consist of selling and marketing expenses and, to a slightly lesser extent, general and administrative expenses. Our consolidated SG&A expenses for fiscal 2001 were $190.1 million, an increase of $7.3 million, or 4.0%, from $182.8 million in fiscal 2000. Our consolidated SG&A expenses as a percentage of consolidated net sales increased to 41.0% for fiscal

2001 from 39.9% in fiscal 2000. The fiscal 2001 increase in our consolidated SG&A expenses primarily was attributable to incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment and, to a significantly lesser extent, our Direct Segment’s e-commerce business. The associated personnel costs primarily included administrative and technical support salaries, store wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Partially offsetting these incremental costs primarily were decreases in catalog development, production and circulation costs due to our reduced mailings, as discussed below, and, to a substantially lesser extent, decreases in incentive performance-based compensation, Direct Segment wages, and education and training. The fiscal 2001 increase in our consolidated SG&A rate primarily was attributable to our inability, in light of the aforementioned sales shortfall, to leverage our incremental costs. Our fiscal 2001 SG&A expenses also reflect an aggregate $0.3 million charge for asset impairments and outside service costs incurred in connection with our fiscal 2001 fourth quarter decision to close our Sandpoint distribution center, as previously discussed. We also recorded a $0.2 million charge related to executive severance during the fiscal 2001 fourth quarter.

Traditionally, a key element of our ongoing marketing strategy has been to pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, with our initial noting of diminished consumer demand in mid-January 2001, we downwardly revised our planned catalog circulation for the upcoming fiscal 2001 year. We subsequently made further adjustments to our circulation plan as fiscal 2001 progressed and the U.S. economy further weakened. As a result, after excluding 5.5 million catalogs mailed during the additional fifty-third week in fiscal 2000, our fiscal 2001 catalog mailings were 161.0 million, a decrease of 17.1 million catalogs, or 9.6%, from our 178.1 million catalog mailings in fiscal 2000. However, we did not realize a corresponding decrease in our catalog marketing expenses for fiscal 2001 primarily due to the timing of certain large catalog mailings, including a significant number of prospect mailings, made just prior to our preceding fiscal 2000 year-end, the related costs of which were substantially amortized into our fiscal 2001 first quarter SG&A expenses. To a lesser extent, we also incurred incremental catalog circulation costs in fiscal 2001 as a result of a postal rate increase. Although curtailed for fiscal 2001, this ongoing marketing investment in current and future customer growth across all sales channels resulted in our proprietary catalog mailing list growing to 12.5 million names at March 2, 2002, an increase of 1.7 million names, or 15.7%, from 10.8 million names at March 3, 2001. However, our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, remained constant at 2.6 million.

As a result of the foregoing, our consolidated income from operations decreased by $18.0 million, or 88.0%, to $2.5 million for fiscal 2001 from $20.5 million in fiscal 2000. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 0.5% for fiscal 2001 versus 4.5% for fiscal 2000.

We realized consolidated net interest and other income of $0.5 million for fiscal 2001 as compared to $1.1 million in fiscal 2000. This decrease primarily is attributable to decreased interest income from lower average cash balances and, to a lesser extent, lower interest rates during fiscal 2001.

Consistent with the 86.4% decrease in our consolidated pre-tax income, our consolidated provision for income taxes decreased $7.2 million, or 86.4%, to $1.1 million for fiscal 2001 from $8.4 million in fiscal 2000. Our effective income tax rate for fiscal 2001 was 38.8% as compared to 38.7% for fiscal 2000. Our effective aggregate state income tax rate increased over the prior fiscal year due to our opening of new stores in additional states which was substantially offset primarily by a decrease in our federal income tax rate due to our significantly decreased pre-tax income in fiscal 2001.

We completed fiscal 2001 realizing consolidated net income of $1.8 million (net income per basic and diluted share of $0.17) as compared to $13.2 million (net income per basic and diluted share of $1.26 and $1.22, respectively) in fiscal 2000, a decrease of $11.4 million or 86.4%.

Operating Segment Results

Our Direct Segment contributed $400.8 million in net sales for fiscal 2001, a decrease of $23.5 million, or 5.5%, from the $424.3 million contributed in fiscal 2000. Excluding net sales of approximately $7.4 million attributable to the additional fifty-third week in fiscal 2000, our Direct Segment’s net sales for fiscal 2001 decreased by $16.1 million, or 3.9%. Our Direct Segment constituted 86.4% and 92.6% of our consolidated net sales for fiscal 2001 and 2000, respectively.

Our Direct Segment’s catalog business and outlet stores, on a stand-alone basis, contributed $256.6 million, or 55.3% of our consolidated net sales for fiscal 2001, as compared to $311.4 million, or 67.9%, of our consolidated net sales for fiscal 2000. Excluding net sales of approximately $5.3 million attributable to the additional fifty-third week in fiscal 2000, our catalog and outlet net sales for fiscal 2001 decreased by $49.5 million, or 16.2%. Our catalog business and outlet stores constituted 64.0% and 73.4% of our Direct Segment’s net sales for fiscal 2001 and 2000, respectively.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $144.2 million, or 31.1%, of our consolidated net sales for fiscal 2001, as compared to $112.9 million, or 24.6%, of our consolidated net sales for fiscal 2000. Excluding net sales of approximately $2.1 million attributable to the additional fifty-third week in fiscal 2000, our e-commerce net sales for fiscal 2001 increased by $33.4 million, or 30.1%. Our e-commerce business constituted 36.0% and 26.6% of our Direct Segment’s net sales for fiscal 2001 and 2000, respectively.

Our Retail Segment contributed $63.2 million in net sales for fiscal 2001, an increase of $29.0 million, or 84.8%, from the $34.2 million contributed in fiscal 2000. Excluding net sales of approximately $0.6 million attributable to the additional fifty-third week in fiscal 2000, our Retail Segment’s net sales for fiscal 2001 increased by $29.6 million, or 88.1%. Our Retail Segment constituted 13.6% and 7.5% of our consolidated net sales for fiscal 2001 and 2000, respectively. We primarily attribute the net sales growth realized by our Retail Channel to the addition of 19 full-line retail stores during fiscal 2001.

We believe that the fiscal 2001 decrease in net sales by our Direct Segment’s catalog business primarily reflects our sought after migration of full-priced, first-line merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is our most efficient and cost effective sales channel. As such, we realize increased profitability whenever an existing catalog customer chooses to utilize our web site, whether it be for an entire shopping experience or just to place a catalog or store-initiated order. We primarily attribute the balance of the fiscal 2001 net sales decrease realized by our catalog business to our reduced catalog circulation and, to a lesser extent, a combination of lower average response rates and lower average order dollars, which we primarily attribute to the weak economic environment. We primarily attribute the balance of the fiscal 2001 net sales increase realized by our e-commerce business to new customers obtained through our participation in affiliate web site programs, our targeted advertising in national magazines popular with our core demographic and our ongoing e-mail promotional efforts. With respect to the latter, we grew our proprietary e-mail address database to 1.5 million names at March 2, 2002, including 140,000 purchased names, from 1.2 million names at March 3, 2001. To a significantly lesser extent, we believe that our e-commerce business is increasingly realizing net sales from customers initially obtained by us through our retail store openings.

Our Direct Segment’s operating contribution, as defined, for fiscal 2001 was $50.9 million as compared to $64.4 million for fiscal 2000 and our Retail Segment’s operating contribution, as defined, for fiscal 2001 was $(0.4) million as compared to $1.6 million for fiscal 2000. We primarily attribute these fiscal 2001 decreases to each segment’s inability, in light of their full-priced, first-line sales shortfalls, to leverage their respective infrastructure costs. Our Direct Segment’s lower operating contribution additionally reflects increased clearance sales at reduced margins by its e-commerce business whereas our Retail Segment’s negative operating contribution additionally reflects significant pre-opening costs for its 19 new stores.

Fiscal 2000 Compared to Fiscal 1999:

Consolidated Results

Our consolidated net sales for fiscal 2000 were $458.4 million, an increase of $96.9 million, or 26.8%, from $361.6 million in fiscal 1999. Excluding consolidated net sales of approximately $8.1 million attributable to the additional fifty-third week in fiscal 2000, our consolidated net sales for fiscal 2000 increased by $88.7 million, or 24.5%. On a comparative fifty-two week basis, the fiscal 2000 increase in our consolidated net sales primarily was attributable to increased full-priced, first-line sales by our Direct Segment’s e-commerce business and, to a substantially lesser extent, our Retail Segment. These sales increases were slightly offset primarily by decreased full-priced, first-line sales by our Direct Segment’s catalog business and, to a lesser extent, decreased clearance sales by our Direct Segment’s catalog business and outlet stores. Although considerable, our 24.5% consolidated growth rate for fiscal 2000 was less than that which we had expected to achieve and was lower than the 28.3% growth rate achieved through our fiscal 2000 third quarter as a consequence of a precipitous decline in customer response to our full-priced, first-line merchandise offerings during our fiscal 2000 fourth quarter.

Our consolidated cost of sales for fiscal 2000 were $255.2 million, an increase of $58.9 million, or 30.0%, from $196.3 million in fiscal 1999. Our consolidated gross profit increased by $38.0 million, or 23.0%, to $203.3 million for fiscal 2000 from $165.3 million in fiscal 1999, and our consolidated gross margin decreased to 44.3% for fiscal 2000 from 45.7% in fiscal 1999. The fiscal 2000 increase in our consolidated gross profit dollars primarily was attributable to the increase in our consolidated net sales. The fiscal 2000 decrease in our consolidated gross margin primarily was attributable to clearance sales at significantly reduced margins during our fiscal 2000 fourth quarter in response to the aforementioned decline in consumer demand. Other contributing factors were incremental distribution capacity costs incurred in connection with our July 1999 addition of an East Coast Operations Center to accommodate anticipated future growth and certain incremental inbound freight costs we elected to incur during our fiscal 2000 first quarter to accommodate greater-than-expected customer demand for our newly launched Natural Elements merchandise line. These unfavorable impacts on our consolidated gross margin for fiscal 2000 were partly offset by our ability to maintain targeted gross margins through our fiscal 2000 third quarter due to increased customer response to our full-priced, first-line merchandise offerings and, to a lesser extent, higher average margin realizations on shipping and handling activities and on clearance sales through our primary e-commerce web site, versus that realized on average by our outlet stores and clearance catalogs.

Our consolidated SG&A expenses for fiscal 2000 were $182.8 million, an increase of $39.2 million, or 27.3%, from $143.6 million in fiscal 1999. Our consolidated SG&A expenses as a percentage of consolidated net sales increased to 39.9% for fiscal 2000 from 39.7% in fiscal 1999. The fiscal 2000 increase in our consolidated SG&A expenses primarily was attributable to the marketing costs incurred in connection with increased catalog mailings, as discussed below, and, to a lesser extent, incremental infrastructure and personnel costs incurred with the addition of our East Coast Operations Center. The fiscal 2000 increase in our consolidated SG&A rate primarily was attributable to the marketing costs incurred in connection with incremental, yet less profitable, catalog mailings made in connection with aggressive customer prospecting, particularly during our fiscal 2000 fourth quarter. This unfavorable impact on our consolidated SG&A rate was partially offset by increased sales leveraging of our fixed infrastructure costs.

Excluding 5.5 million catalogs mailed during the additional fifty-third week in fiscal 2000, our fiscal 2000 catalog mailings were 178.1 million, an increase of 38.3 million catalogs, or 27.4%, from our 139.8 million catalog mailings in fiscal 1999. However, we did not realize a corresponding increase in our catalog marketing expenses for fiscal 2000 primarily due to our mailing of a significant number of catalogs, including a significant number of prospect mailings, just prior to our fiscal year-end, the related costs of which were substantially amortized into our subsequent fiscal 2001 first quarter SG&A expenses. As a result of this ongoing marketing investment in current and future customer growth across all sales channels, our proprietary catalog mailing grew to 10.8 million names at March 3, 2001, an increase of 1.9 million names, or 21.3%, from 8.9 million names at February 26, 2000. Our active customers grew to 2.6 million at March 3, 2001, an increase of 0.4 million customers, or 18.2%, from 2.2 million at February 26, 2000.

As a result of the foregoing, our consolidated income from operations decreased by $1.2 million, or 5.7%, to $20.5 million for fiscal 2000 from $21.7 million in fiscal 1999. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 4.5% for fiscal 2000 versus 6.0% for fiscal 1999.

We realized consolidated net interest and other income of $1.1 million during fiscal 2000 as compared to $0.9 million in fiscal 1999. Our non-operating results for fiscal 1999 also reflected a non-recurring, pre-tax gain of $0.8 million from the sale of assets related to our previously discontinued Milepost Four men’s apparel catalog.

Slightly exceeding the 7.8% decrease in consolidated pre-tax income, our consolidated provision for income taxes decreased $0.9 million, or 9.6%, to $8.4 million for fiscal 2000 from $9.3 million in fiscal 1999. Our effective income tax rate for fiscal 2000 was 38.7% as compared to 39.5% for fiscal 1999. The dollar decrease primarily reflects our lower profitability whereas the rate decrease primarily reflects the favorable effects of certain continuing tax credits obtained in connection with establishing our east coast operations in West Virginia and, to a lesser extent, the favorable effects of shipping orders from West Virginia to customers residing in certain states.

We completed fiscal 2000 realizing consolidated net income of $13.2 million (net income per basic and diluted share of $1.26 and $1.22, respectively) as compared to $14.2 million (net income per basic and diluted share of $1.38 and $1.34, respectively) in fiscal 1999, a decrease of $0.9 million or 6.6%.

Operating Segment Results

Our Direct Segment contributed $424.3 million in net sales for fiscal 2000, an increase of $75.6 million, or 21.7%, from the $348.7 million contributed for fiscal 1999. Excluding net sales of approximately $7.4 million attributable to the additional fifty-third week in fiscal 2000, our Direct Segment’s net sales for fiscal 2000 increased by $68.2 million, or 19.6%. Our Direct Segment constituted 92.6% and 96.4% of our consolidated net sales for fiscal 2000 and 1999, respectively.

Our Direct Segment’s catalog business and outlet stores, on a stand-alone basis, contributed $311.4 million, or 67.9% of our consolidated net sales for fiscal 2000, as compared to $319.7 million, or 88.4%, of our consolidated net sales for fiscal 1999. Excluding net sales of approximately $5.3 million attributable to the additional fifty-third week in fiscal 2000, our catalog and outlet net sales for fiscal 2000 decreased by $13.6 million, or 4.3%. Our catalog business and outlet stores constituted 73.4% and 91.7% of our Direct Segment’s net sales for fiscal 2000 and 1999, respectively.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $112.9 million, or 24.6%, of our consolidated net sales for fiscal 2000, as compared to $29.0 million, or 8.0%, of our consolidated net sales for fiscal 1999. Excluding net sales of approximately $2.1 million attributable to the additional fifty-third week in fiscal 2000, our e-commerce net sales for fiscal 2000 increased by $81.8 million, or 282.1%. Our e-commerce net sales also continued their consecutive quarter-over-quarter growth since inception contributing $41.3 million in net sales during our fiscal 2000 fourth quarter as compared to $35.8 million, $21.1 million and $14.6 million during our preceding fiscal 2000 third, second and first quarters, respectively. Further reflecting its success as our current primary sales growth vehicle, the quarterly contributions made by our e-commerce business to consolidated net sales were 29.7%, 26.2%, 24.4% and 15.1% during the respective fiscal 2000 quarters. Our e-commerce business constituted 26.6% and 8.3% of our Direct Segment’s net sales for fiscal 2000 and 1999, respectively.

Our Retail Segment contributed $34.2 million in net sales for fiscal 2000, an increase of $21.3 million, or 165.1%, from the $12.9 million contributed in fiscal 1999. Excluding net sales of approximately $0.6 million attributable to the additional fifty-third week in fiscal 2000, our Retail Segment’s net sales for fiscal 2000 increased by $20.7 million, or 160.5%. Our Retail Segment constituted 7.5% and 3.6% of our consolidated net sales for fiscal 2000 and 1999, respectively.

The fiscal 2000 decrease in net sales by our Direct Segment’s catalog business primarily reflects our sought after migration of full-priced, first-line merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is our most efficient and cost effective sales channel. As such, we realize increased profitability whenever an existing catalog customer chooses to utilize our web site, whether it be for an entire shopping experience or just to place a catalog or store-initiated order. This net sales migration more than offset the incremental full-priced, first-line net sales realized by our catalog business from new catalog customers obtained through our aggressive prospecting efforts. We primarily attribute the balance of the fiscal 2000 net sales increase realized by our e-commerce business to new customers obtained through our targeted advertising in national magazines popular with our core demographic and our ongoing e-mail promotional efforts. With respect to the latter, we grew our proprietary e-mail address database to 1.2 million names at March 3, 2001 from 0.6 million names at February 26, 2000. To a significantly lesser extent, we believe that our e-commerce business realized net sales from customers initially obtained through retail store openings.

We primarily attribute the net sales growth realized by our Retail Channel to the addition of six full-line retail stores during fiscal 2000 and, to a lesser extent, increased sales from our two initial pilot full-line retail stores opened during our fiscal 1999 third quarter just prior to the holiday shopping season. Although the majority have yet to operate for a full fiscal year, our eight full-line “metropolitan” stores did realize, on average, net sales of approximately $500 per square foot during fiscal 2000.

Our Direct Segment’s operating contribution, as defined, for fiscal 2000 was $64.4 million as compared to $56.0 million for fiscal 1999 and our Retail Segment’s operating contribution, as defined, for fiscal 2000 was $1.6 million as compared to $0.7 million for fiscal 1999. We primarily attribute these fiscal 2000 increases to each segment’s ability, in light of their increased full-priced, first-line sales, to realize increased gross profits and incrementally leverage their respective infrastructure costs. Partially offsetting our Retail Segment’s increased operating contribution were significant pre-opening costs for its six new stores.

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our then understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected, as was the case in fiscal 2001. See Management’s Discussion and Analysis—“Fiscal 2001 Overview,” “Results of Operations” and “Future Outlook” for further details.

The following tables contain selected quarterly consolidated financial data for fiscal 2001 and fiscal 2000 on an unaudited basis. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. Please note that the aggregate of certain of the following quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding. Please further note that the additional 14th week in our fiscal 2000 fourth quarter contributed approximately $8.1 million in incremental net sales.

	Fiscal 2001
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
	(in thousands, except for per share data)
Net sales	$112,868	$92,848	$141,707	$116,601
Cost of sales	63,300	53,585	79,005	75,533
Gross profit	49,568	39,263	62,702	41,068
Selling, general and administrative expenses	47,429	37,278	60,231	45,206
Income (loss) from operations	2,139	1,985	2,471	(4,138)
Provision for (benefit from) income taxes	869	819	999	(1,547)
Net income (loss)	$1,377	$1,296	$1,578	$(2,451)
Net income (loss) per share—Basic	$0.13	$0.12	$0.15	$(0.23)
Net income (loss) per share—Diluted	$0.13	$0.12	$0.15	$(0.23)

	Fiscal 2000
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
	(in thousands, except for per share data)
Net sales	$96,540	$86,309	$136,604	$138,992
Cost of sales	54,505	46,795	71,769	82,118
Gross profit	42,035	39,514	64,835	56,874
Selling, general and administrative expenses	36,351	36,885	53,440	56,094
Income from operations	5,684	2,629	11,395	780
Provision for income taxes	2,308	1,151	4,535	370
Net income	$3,595	$1,807	$7,064	$772
Net income per share—Basic	$0.35	$0.17	$0.67	$0.07
Net income per share—Diluted	$0.34	$0.17	$0.64	$0.07

On a comparative thirteen-week basis, we primarily attribute the fiscal 2001 fourth quarter decrease in our consolidated net sales, as previously discussed, to our inability to fully accommodate the higher-than-expected post-Thanksgiving surge in demand for holiday merchandise due to our depleted inventories, particularly for our most popular items, and comparatively weaker post-holiday consumer demand for full-priced, first-line merchandise. We primarily attribute our diminished gross profit dollars and margins for the fiscal 2001 second through fourth quarters, as previously discussed, to our inability, in light of lower-than-initially expected full priced, first-line net sales, to leverage the incremental occupancy costs incurred from the opening of 19 new stores during fiscal 2001, particularly from the opening of 15 new stores during our fiscal 2001 third quarter. To a lesser extent, our gross profit margins were adversely impacted, as previously discussed, by increased clearance sales made by our e-commerce business in order to maintain our conservative inventory position in light of continued economic uncertainty. We primarily attribute the comparative deterioration in our SG&A rate as a percentage of consolidated net sales for the fiscal 2001 first quarter, as previously discussed, to the timing of certain large catalog mailings made just prior to our preceding fiscal 2000 year-end, the related costs of which were substantially amortized into our fiscal 2001 first quarter SG&A expenses. We primarily attribute the comparative improvement in our SG&A rate as a percentage of consolidated net sales for the fiscal 2001 second quarter, as previously discussed, to a higher percentage of our catalog mailings being to more responsive active customers. We primarily attribute the comparative deterioration in our SG&A rate as a percentage of consolidated net sales for the fiscal 2001 third quarter, as previously discussed, to our inability, in light of lower-than-initially expected full-priced, first-line net sales, to leverage certain significant incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment and, to a significantly lesser extent, our Direct Segment’s e-commerce business. We primarily attribute the comparative improvement in our SG&A rate as a percentage of consolidated net sales for the fiscal 2001 fourth quarter, as previously discussed, to our development, production and circulation of substantially fewer catalogs post-September 11th in light of our further diminished sales expectations, particularly for the holiday shopping season. Primarily as a result of the foregoing, we realized significantly decreased operating and net income for our fiscal 2001 first, second and third quarters and incurred an operating and net loss for our fiscal 2001 fourth quarter. See Management’s Discussion and Analysis—“Fiscal 2001 Overview,” “Fiscal 2001 Compared to Fiscal 2000” and “Future Outlook” for further details.

Liquidity and Capital Resources

In recent fiscal years, we have funded our ongoing operations and growth initiatives primarily using cash generated by our operations and 60-day trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization and our operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

We currently are party to an agreement with a consortium of banks that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.6 million. At our option, the interest rate under the agreement is either (i) the lead bank’s Prime Rate or (ii) adjusted LIBOR [i.e., the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent, increased or decreased by a margin based upon our then EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) Coverage Ratio, as defined]. The agreement provides that we must satisfy certain specified EBITDA, EBITDAR (i.e., EDITDA before rental/lease expenses), leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. Although we are not currently in violation of any debt covenants, lower than anticipated financial performance may restrict our ability to borrow on our existing line of credit. The credit facility has a maturity date of July 31, 2003.

Our operating activities generated $38.8 million, $18.9 million and $30.5 million of positive cash flow during fiscal 2001, 2000 and 1999, respectively. On a comparative fiscal year-to-year basis, the fiscal 2001 increase primarily reflects the positive cash flow effects of increased accounts payable and, to a significantly lesser extent, decreased receivables, prepaid and deferred catalog costs, and inventories. Our fiscal 2001 operating cash flow also benefited from increased non-cash charges primarily for depreciation and amortization and asset impairment charges. Partially offsetting the above primarily was our substantially lower net income and, to a significantly lesser extent, the negative cash flow effects of increased prepaid and other expenses and certain accrued liabilities. The fiscal 2000 decrease primarily reflects our slightly lower net income and the negative cash flow effects of increased prepaid and deferred catalog costs, inventories and decreased income taxes payable. Partially offsetting the above primarily was the positive cash flow effects of increased accounts payable and accrued liabilities, decreased receivables, and increased non-cash charges primarily for depreciation and amortization and deferred income taxes.

Our investing activities consumed $34.9 million, $25.7 million and $14.6 million of cash during fiscal 2001, 2000 and 1999, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2001 capital expenditures primarily reflect the cost of leasehold improvements for 19 new retail stores and, to a substantially lesser extent, various technology hardware and software additions and upgrades, principally for our Retail Segment, and the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space, including related furnishings and equipment. Our fiscal 2000 capital expenditures primarily reflect the cost of hardware and software additions and upgrades for our corporate systems and e-commerce web sites, a new point-of-sale computer system for our Retail Segment, leasehold improvements for six new retail stores, the retrofitting of a portion of our Sandpoint Distribution Center into additional administrative space, including related furnishings and equipment, and leasehold improvements, furnishings and equipment for our newly leased Coeur d’Alene Customer Service Call Center. Our fiscal 1999 capital expenditures primarily reflect the cost of material handling, telecommunication and information systems for our newly leased East Coast Operations Center and, to a lesser degree, hardware and software additions and upgrades to our corporate systems, including our primary e-commerce web site, and leasehold improvements for two new retail stores. Our investing activities for fiscal 1999 also reflect $1.5 million in net proceeds from the sale of assets related to our discontinued Milepost Four men’s apparel catalog and $0.6 million in net proceeds from the sale of land previously held for investment.

Our financing activities utilized $3.5 million and $8.5 million of cash during fiscal 2001 and 1999 whereas they provided $3.9 million of cash during fiscal 2000. Fiscal 2001 primarily reflects the outlay of $4.7 million for treasury stock repurchases, partially offset by $1.3 million in net proceeds from exercises of stock options. Fiscal 2000 primarily reflects $3.9 million in net proceeds from exercises of stock options. Fiscal 1999 reflects $1.4 million in net proceeds from exercises of stock options and the full repayment of our previous $9.9 million revolving line of credit balance.

As a result of the foregoing, and after our previously discussed reclassification of deferred catalog costs as current assets, we had $26.7 million in consolidated working capital at March 2, 2002 as compared to $43.0 million at March 3, 2001. Our consolidated current ratio was 1.4 at March 2, 2002 as compared to 1.8 at March 3, 2001. We had no outstanding short-term or long-term bank debt at March 2, 2002 or March 3, 2001.

As previously discussed, we embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 27 full-line “metropolitan” retail stores at March 2, 2002 are in addition to our two previously existing full-line “destination” or “resort” retail stores. We believe that the revised store model we adopted at the beginning of fiscal 2002, as previously discussed, will allow us to ultimately access many attractive middle-market areas in addition the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan on opening 14 additional full-line retail stores during fiscal 2002, all in time for the holiday shopping season. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $1.3 million to $1.8 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

We currently estimate between $14.0 million and $19.0 million in total capital expenditures for fiscal 2002, primarily being leasehold improvements for 14 new retail stores and, to a substantially lesser extent, various technology additions and upgrades, leaseholds for seven additional outlet stores and the retro-fitting of the vacated Sandpoint, Idaho distribution center for various corporate purposes. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our existing bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. We currently do not anticipate any additional share repurchases.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives for fiscal 2002. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Future Outlook

As previously discussed, we began to experience a modest improvement in consumer demand as we entered calendar 2002 that, albeit still inconsistent day-to-day, week-to-week, has generally continued to date. However, while we have recently noted occassional signs of potential further strengthening, we currently do not anticipate realizing any significant and sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, prior to early fall of 2002, if even then. Our current merchandise buy plans and catalog circulation plans reflect this expectation. Pending a significant and sustained improvement in consumer demand, our various cost-containment measures from fiscal 2001 will remain in place. These measures include, among others, a general across-the-board freeze on salaries and performance-based bonuses that are contingent upon us meeting our annual, versus quarterly, financial goals. The previously discussed restructuring measures are also expected to provide us with approximately $2.5 million in annual pre-tax cost savings, although there can be no absolute assurance that such will be realized.

Additionally, in an attempt to overcome consumer timidness during this period of continued economic uncertainty, we will be further implementing our recently adopted “wear now” merchandising strategy whereby we will offer our apparel in closer proximity to the season in which it is intended to be worn. Similarly, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we will be altering our future apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. However, as many of our merchandising and marketing commitments must be made several months in advance, we do not anticipate realizing measurable benefits, if any, from these initiatives until at least the summer of 2002.

As previously discussed, we recently decided to eliminate our stand-alone “Home” catalog and “Gallery” merchandise line and instead incorporate their most popular product categories or items into our remaining merchandise lines. Our combined fiscal 2001 net sales for “Home” and “Gallery” were $18.0 million of which approximately $10.0 million relates to product categories and items being phased-out. Additionally, of the 161.0 million catalogs we mailed during fiscal 2001, 10.7 million were “Home” catalogs.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect:

•	the reported amounts and timing of revenue and expenses,

•	the reported amounts and classification of assets and liabilities, and

•	the disclosure of contingent assets and liabilities.

These estimates and assumptions are based on our historical results as well as our future expectations. Our actual results could vary from our estimates and assumptions.

The accounting policies discussed below are those that we believe are the most critical to a materially accurate portrayal of our financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. However, it must be noted, that with respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on our subsequent results of operations.

Revenue Recognition

We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales, and establish and maintain a corresponding accrual, for expected sales returns based on our historical experience and our future expectations. Our ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time. The actual amount of sales returns we subsequently realize may fluctuate from our estimates due to several factors including, but not necessarily limited to, size and fit, actual or perceived quality, physical approximation to that depicted in our catalog or web site, timeliness of delivery and competitive offerings. We continually track our subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to our previous estimates and adjust our sales return accrual and cost of sales accordingly.

Inventories

Our inventories substantially consist of merchandise purchased for resale and are reflected, in the aggregate, on our balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions, and corresponding inventory purchase commitments with vendors, months in advance of the time in which a particular merchandise item is intended to be included in our merchandise offerings. These decisions and commitments are based on, among other possible considerations, our historical sell-through experience with identical or similar merchandise, our then understanding of fashion trends and influences, our then assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of our inventory exceeds its then market value, and if so, by what dollar amount. Then the carrying value of our inventory is reduced to its realizable value with a corresponding charge to our costs of sales.

Catalog Costs

We accumulate all direct costs incurred in the development, production and circulation of our direct mail catalogs on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our SG&A expenses over the expected sales realization cycle, typically several weeks. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with identical or similar catalog merchandise offerings, our understanding of then prevailing fashion trends and influences, our assessment of prevailing economic conditions, and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate and adjust our amortization going forward.

Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized cost will be depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. We are continuing to assess the provisions of SFAS No. 143 and the likely impact of its adoption on our consolidated financial statements.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounted principles in the United States. Our only individually significant operating lease is for our East Coast Operations Center. All of our other operating leases pertain to our retail and outlet stores and to various equipment and technology. Our minimum annual lease payment requirements as of March 2, 2002 are as follows: $14.4 million in fiscal 2002, $14.8 million in fiscal 2003, $14.7 million in fiscal 2004, $14.1 million in fiscal 2005 and $14.0 million in fiscal 2006, with total payments thereafter of $83.6 million. Subsequent to March 2, 2002, we entered into additional retail store leases with minimum lease payment requirements as follows: $0.5 million in fiscal 2002, $0.7 million in fiscal 2003, 2004, 2005 and 2006, with total payments thereafter of $2.7 million. These minimum payments do not include contingent rentals which may be paid under certain store leases based on a percentage of net sales in excess of stipulated amounts. Additionally, we had inventory purchase commitments of approximately $52.0 million and $62.0 million at March 2, 2002 and March 3, 2001, respectively. See Note 13—“Commitments” of our accompanying consolidated financial statements for further details.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been minimally impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. However, as any future borrowings under our existing bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Coldwater Creek Inc.:

We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of March 2, 2002 and March 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 2, 2002, in conformity with accounting principles generally accepted in the United States.

/S/	ARTHUR ANDERSEN LLP

Boise, Idaho
April 10, 2002

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 2, 2002	March 3, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,989	$4,600
Receivables	4,927	7,077
Inventories	64,295	66,149
Prepaid and other	5,923	3,856
Prepaid and deferred catalog costs	7,770	12,821
Deferred income taxes	2,250	—

TOTAL CURRENT ASSETS	90,154	94,503
Property and equipment, net	78,282	55,151
Executive loans	811	1,236

TOTAL ASSETS	$169,247	$150,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$46,514	$34,335
Accrued liabilities	16,961	16,420
Deferred income taxes	—	794

TOTAL CURRENT LIABILITIES	63,475	51,549
Deferred rents	7,050	2,207
Deferred income taxes	3,794	999

TOTAL LIABILITIES	74,319	54,755

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 10,768,282 and 10,657,324 shares issued, respectively	108	107
Additional paid-in capital	49,609	47,902
Treasury shares, at cost, 209,100 and 0 shares, respectively	(4,715)	—
Retained earnings	49,926	48,126

TOTAL STOCKHOLDERS’ EQUITY	94,928	96,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,247	$150,890

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$464,024	$458,445	$361,566
Cost of sales	271,423	255,187	196,281

GROSS PROFIT	192,601	203,258	165,285
Selling, general and administrative expenses	190,144	182,770	143,553

INCOME FROM OPERATIONS	2,457	20,488	21,732
Interest, net, and other	483	1,114	864
Gain on sale of Milepost Four assets	—	—	826

INCOME BEFORE PROVISION FOR INCOME TAXES	2,940	21,602	23,422
Provision for income taxes	1,140	8,364	9,251

NET INCOME	$1,800	$13,238	$14,171

NET INCOME PER SHARE—BASIC	$0.17	$1.26	$1.38

NET INCOME PER SHARE—DILUTED	$0.17	$1.22	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional Paid-in	Treasury	Retained
	Shares	Par Value	Capital	Shares	Earnings	Total

BALANCE AT FEBRUARY 27, 1999	10,183	$102	$39,287	$—	$20,717	$60,106
Net income	—	—	—	—	14,171	14,171
Net proceeds from exercises of stock options	136	1	1,409	—	—	1,410
Tax benefit from exercises of stock options	—	—	883	—	—	883

BALANCE AT FEBRUARY 26, 2000	10,319	$103	$41,579	$—	$34,888	$76,570
Net income	—	—	—	—	13,238	13,238
Net proceeds from exercises of stock options	338	4	3,921	—	—	3,925
Tax benefit from exercises of stock options	—	—	2,402	—	—	2,402

BALANCE AT MARCH 3, 2001	10,657	$107	$47,902	$—	$48,126	$96,135
Net income	—	—	—	—	1,800	1,800
Net proceeds from exercises of stock options	111	1	1,274	—	—	1,275
Tax benefit from exercises of stock options	—	—	433	—	—	433
Repurchase of treasury shares	—	—	—	(4,715)	—	(4,715)

BALANCE AT MARCH 2, 2002	10,768	$108	$49,609	$(4,715)	$49,926	$94,928

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
	(52 weeks)	(53 weeks)	(52 weeks)
OPERATING ACTIVITIES:
Net income	$1,800	$13,238	$14,171
Non cash items:
Depreciation and amortization	12,646	9,760	7,242
Asset impairment charges	1,054	—	—
Deferred rents	(94)	—	—
Deferred income taxes	(249)	2,195	(1,780)
Gain on sale of Milepost Four assets	—	—	(826)
Other	139	230	(30)
Net change in current assets and liabilities:
Receivables	7,597	748	(1,881)
Inventories	1,854	(5,946)	(4,449)
Prepaid and other	(1,740)	(96)	(85)
Prepaid and deferred catalog costs	5,051	(6,010)	658
Accounts payable	12,179	4,026	13,012
Accrued liabilities	(1,445)	2,871	5,881
Income taxes payable	—	(2,140)	(1,421)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,792	18,876	30,492

INVESTING ACTIVITIES:
Purchase of property and equipment	(35,296)	(25,842)	(16,647)
Repayments from (loans to) executives	386	161	(77)
Proceeds from sale of Milepost Four assets	—	—	1,546
Purchase of marketable securities	—	—	(2,280)
Proceeds from sale of marketable securities	—	—	2,239
Proceeds from sale of land	—	—	639

NET CASH USED IN INVESTING ACTIVITIES	(34,910)	(25,681)	(14,580)

FINANCING ACTIVITIES:
Net repayments under revolving line of credit	—	—	(9,938)
Net proceeds from exercises of stock options	1,275	3,925	1,410
Common shares repurchased for treasury	(4,715)	—	—
Other financing costs	(53)	(53)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,493)	3,872	(8,528)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	389	(2,933)	7,384
Cash and cash equivalents, beginning	4,600	7,533	149

CASH AND CASH EQUIVALENTS, ENDING	$4,989	$4,600	$7,533

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$15	$7	$47
Cash paid for income taxes	2,234	8,152	12,656
Tax benefit from exercises of stock options	433	2,402	883
Deferred rent	5,483	2,084	—

The accompanying notes are an integral part of these consolidated financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND ORGANIZATIONAL STRUCTURE

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the ‘‘Company’’), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. The Company’s Direct Segment encompasses its traditional catalog business and Internet-based, e-commerce business, as well as its merchandise clearance outlet stores, whereas its Retail Segment encompasses its expanding base of full-line retail stores throughout the United States (“U.S.”).

The Company’s wholly-owned subsidiary, Coldwater Creek Outlet Stores, Inc. encompasses the Company’s merchandise clearance outlet stores.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. The Company’s most recently completed fiscal year ended March 2, 2002 (“fiscal 2001”) consisted of fifty-two (52) weeks whereas its preceding fiscal years ended March 3, 2001 (“fiscal 2000”) and February 26, 2000 (“fiscal 1999”) consisted of fifty-three (53) and fifty-two (52) weeks, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary from its estimates and assumptions.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal years have been reclassified to be consistent with the current fiscal year’s presentation.

During the fourth quarter of fiscal 2001, the Company elected to reclassify its deferred catalog costs as a current asset in light of their historically short economic life and the prevailing industry accounting practice. The Company reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on net income, retained earnings or cash flows for any reported period.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes sales including shipping and handling income and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. List rental income is netted against selling, general and administrative (“SG&A”) expenses.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

Inventories

Inventories primarily consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

Prepaid and Deferred Catalog Costs

Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs and are amortized into SG&A expenses over the expected sales realization cycle, typically several weeks. The Company’s consolidated SG&A expenses include amortized catalog costs of $97.4 million, $104.6 million and $81.9 million for fiscal 2001, 2000 and 1999, respectively.

Property and Equipment

Property and equipment, including any major additions and improvements thereto, are recorded at cost. Minor additions and improvements, as well as maintenance and repairs, that do not materially extend the useful life of property or equipment are charged to operations as incurred. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations.

Depreciation and amortization expense is computed using the straight-line method. The estimated useful lives for buildings and land improvements are fifteen to thirty years. The estimated useful lives for furniture and fixtures, technology hardware and software and machinery and equipment are three to seven years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to twenty years, whichever is less.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the amounts charged to operations and amounts paid as deferred rent. Any lease incentives received by the Company are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Deferred Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax benefits or consequences, based on enacted laws, of temporary differences between tax and financial statement reporting. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits that, more likely than not based on current circumstances, are not expected to be realized.

Cost of Sales and SG&A Expenses

The Company’s consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. The Company’s consolidated SG&A expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred catalog costs, and general and administrative expenses. The Company’s consolidated SG&A expenses include advertising costs of $5.5 million, $2.6 million and $2.2 million for fiscal 2001, 2000 and 1999, respectively.

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in SG&A expenses. Pre-opening costs were $2,850,000, $980,000 and $278,000 during fiscal 2001, 2000 and 1999, respectively.

Net Income Per Share

Basic earnings per share (“EPS”) is calculated by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to common stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, receivables and payables and loans to executives for which the carrying amounts materially approximate their fair values.

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The magnitude to which SFAS No. 141 will impact the future financial statements of the Company will depend upon the particulars of any future business combinations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company adopted SFAS No. 142 effective March 3, 2002 for its fiscal 2002 consolidated financial statements with no material impact.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 effective March 3, 2002 for its fiscal 2002 consolidated financial statements with no material impact.

Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be depreciated. The Company will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management is continuing to assess the provisions of SFAS No. 143 and the likely impact of its adoption on the Company’s consolidated financial statements.

3.    RECEIVABLES

Receivables consist of the following:

	March 2, 2002	March 3, 2001
	(in thousands)
Trade receivables	$2,640	$3,441
Tenant allowance reimbursements	1,428	1,987
List rentals	530	710
Other	329	939

	$4,927	$7,077

The Company evaluates the credit risk associated with its receivables. At March 2, 2002 and March 3, 2001 no reserve was recorded.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 2, 2002	March 3, 2001
	(in thousands)
Land	$152	$152
Building and land improvements	15,731	11,466
Leasehold improvements	41,087	21,566
Furniture and fixtures	10,054	6,096
Technology hardware and software	41,188	38,061
Machinery and equipment	7,453	5,604
Construction in progress	3,776	2,409

	119,441	85,354
Less accumulated depreciation and amortization	(41,159)	(30,203)

	$78,282	$55,151

Construction in progress is primarily comprised of leasehold improvement costs and furniture and fixtures related to new, unopened retail stores. The Company had a balance of construction costs incurred for which payment was accrued of $1,440,000 at March 2, 2002 and $0 at March 3, 2001 and February 26, 2000.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 2, 2002	March 3, 2001
	(in thousands)
Accrued sales returns	$7,408	$8,783
Accrued payroll, related taxes and benefits	4,150	4,408
Gift certificates outstanding	2,936	1,553
Other	2,467	1,676

	$16,961	$16,420

6.    REVOLVING LINE OF CREDIT

The Company is party to an agreement with a consortium of banks that provides it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.6 million. At the option of the Company, the interest rate under the agreement is either (i) the lead bank’s Prime Rate or (ii) adjusted LIBOR [i.e., the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent, increased or decreased by a margin based upon our then EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) Coverage Ratio, as defined]. The agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR (i.e., EDITDA before rental/lease expenses), leverage and current ratio requirements, as defined, and places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003. The Company incurred commitment fees of $216,000, $114,000 and $69,000 in fiscal 2001, 2000 and 1999, respectively.

The Company had $0.7 million and $0.2 million in outstanding letters of credit at March 2, 2002 and March 3, 2001, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

The Company’s deferred tax assets and liabilities, representing the tax effects of temporary differences, are as follows:

	March 2, 2002		March 3, 2001
	Current	Noncurrent	Current	Noncurrent
	(in thousands)
Assets:
Inventories	$1,293	$—	$73	$—
Accrued sales returns	2,934	—	3,617	—
Accrued employee benefits	831	—	593	—
Other	269	—	—	—

Total deferred tax assets	$5,327	$—	$4,283	$—

Liabilities:
Prepaid and deferred catalog costs	$(3,077)	$—	$(5,077)	$—
Tax basis depreciation	—	(3,794)	—	(999)

Total deferred tax liabilities	$(3,077)	$(3,794)	$(5,077)	$(999)

Net deferred tax assets (liabilities)	$2,250	$(3,794)	$(794)	$(999)

The Company’s income tax provision includes the following:

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
	(in thousands)
Current income tax provision:
Federal	$1,223	$5,452	$9,751
State	166	717	1,280
Deferred income tax (benefit) provision:
Federal	(220)	1,940	(1,573)
State	(29)	255	(207)

Total income tax provision	$1,140	$8,364	$9,251

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective income tax rates are as follows:

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Statutory income tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	3.7	4.5

Effective income tax rate	38.8%	38.7%	39.5%

The Company received investment tax credits from the States of West Virginia and Idaho. The West Virginia tax credits, which are available through 2012, subject to annual limitations of 80% of the Company’s West Virginia income tax liability, are recognized by the Company in the year in which they

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are used. The Company utilized $42,000 and $182,000 of these investment tax credits to offset its West Virginia income tax liability during fiscal 2001 and 2000, respectively. The Idaho tax credits are limited to 50% of the current year’s state income tax liability. The Company utilized $40,000, $119,000 and $191,000 of the Idaho tax credits to offset its Idaho state income tax liability during fiscal 2001, 2000 and 1999, respectively.

8.    TREASURY STOCK

On March 31, 2001, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share.

9.    NET INCOME PER SHARE

The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share:

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
	(in thousands)
Net income	$1,800	$13,238	$14,171

Average shares outstanding used to determine net income per basic common share	10,592	10,497	10,236
Net effect of dilutive stock options based on the treasury stock method using average market price (1)	218	395	352

Average shares used to determine net income per diluted common share	10,810	10,892	10,588

(1)	Anti-dilutive stock options excluded from the above computations were 320, 214 and 279 for fiscal 2001, 2000 and 1999, respectively.

10.    1996 STOCK OPTION/STOCK ISSUANCE PLAN

The Company’s 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996. On July 14, 2001, a majority of stockholders approved an additional 300,000 share allotment thereby increasing the total number of shares authorized for issuance under the 1996 Plan to 1,861,847 common shares. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board of Directors.

The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, including officers and key employees, non-employee directors and consultants, and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of the Company’s common stock at an exercise price not less than 85% of the then fair market value of the Company’s common stock for non-statutory options and 100% of the then fair market value of the Company’s common stock for incentive options, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator’s

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretion, be directly sold or issued, as a bonus tied to the performance of services and/or achievement of performance goals, shares of the Company’s common stock at a price not less than 100% of the then fair market value and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of the Company’s common stock at an exercise price equal to 100% of the then fair market value on the date of grant.

Under the Discretionary Option Grant Program component of the 1996 Plan, employees have been granted options which remain outstanding at March 2, 2002 to purchase 836,190 shares of the Company’s common stock. Under the Automatic Option Grant Program component of the 1996 Plan, non-employee members of the Board of Directors have been granted options which remain outstanding at March 2, 2002 to purchase 94,421 shares of the Company’s common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years, as specified. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee members of the Board of Directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program, subject to earlier expiration for vested options not exercised following termination of employment, and have a maximum term of ten years under the Automatic Option Grant Program, subject to earlier expiration for vested options not exercised two years following the optionee’s cessation of Board service.

A summary of the status of the Company’s stock options as of March 2, 2002, March 3, 2001 and February 26, 2000 and the changes during the fiscal years then ended, is presented below:

	March 2, 2002
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	997,294	$ 6.58—41.50	$18.77
Granted	138,250	16.39—27.43	22.08
Exercised	(110,208)	6.58—20.00	11.50
Forfeited	(94,725)	11.50—41.50	21.25

Outstanding at end of period	930,611	$ 6.58—41.50	$19.86

Exercisable	531,136	$ 6.58—41.50	$19.68

	March 3, 2001
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,173,176	$ 6.58—41.50	$16.01
Granted	244,100	17.00—38.88	24.19
Exercised	(337,979)	6.58—31.00	11.60
Forfeited	(82,003)	10.06—41.50	23.64

Outstanding at end of period	997,294	$ 6.58—41.50	$18.77

Exercisable	490,729	$ 6.58—41.50	$17.74

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 26, 2000
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,243,681	$ 6.58—41.50	$16.27
Granted	268,792	10.06—28.00	16.79
Exercised	(136,228)	6.58—24.25	10.35
Forfeited	(203,069)	6.58—41.50	21.54

Outstanding at end of period	1,173,176	$ 6.58—41.50	$16.01

Exercisable	550,890	$ 6.58—41.50	$15.32

The following table provides summarized information about stock options outstanding at March 2, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$00.00—$09.99	47,835	4.0	$6.58	47,835	$6.58
$10.00—$19.99	546,290	7.2	15.41	289,835	14.72
$20.00—$29.99	205,910	8.2	26.12	87,570	26.17
$30.00—$39.99	110,876	6.6	32.06	86,196	32.04
$40.00—$49.99	19,700	6.0	41.50	19,700	41.50

As allowed by SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,” the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

Had compensation expense for the 1996 Plan been determined using the compensation measurement principles of SFAS No. 123, the Company’s net income and related net income per basic and diluted share amounts would have been reduced by the following amounts:

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Net income (in thousands)	$(1,397)	$(1,258)	$(1,325)
Net income per share—Basic	$(0.13)	$(0.12)	$(0.13)
Net income per share—Diluted	$(0.13)	$(0.12)	$(0.13)

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Risk free interest rate	4.2%	5.6%	5.9%
Expected volatility	85.8%	80.8%	81.0%
Expected life (in years)	4	4	4
Expected dividends	None	None	None

11.    EMPLOYEE STOCK PURCHASE PLAN

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees may purchase shares of the Company’s common stock at six-month intervals at the lesser of 85% of the fair market value on (i) the respective employee’s enrollment date or (ii) the last day of each six-month purchase interval. The maximum number of shares that an employee may purchase on any one purchase date may not exceed 1,000 shares. The Company’s employees purchased 16,000 shares during fiscal 2001 and 13,000 shares during both fiscal 2000 and fiscal 1999. The average share price for these purchases was $14.77, $11.95 and $10.26 for fiscal 2001, 2000 and 1999, respectively.

12.    RETIREMENT PLAN AND INCENTIVE BASED COMPENSATION

Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the ‘‘401(k) Plan’’) under which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees’ overall contribution and may make a discretionary profit sharing contribution based on the overall profitability of the Company. The Company recognized contribution expense of $431,000, $885,000 and $693,000 for fiscal 2001, 2000 and 1999, respectively.

Effective June 30, 1997, the Company established an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.8 million and $1.2 million at March 2, 2002 and March 3, 2001, respectively.

During fiscal 1999, 2000 and 2001, compensation bonus pools in the amounts of $1,650,000, $250,000 and $75,000, respectively, were authorized as additional incentives to retain certain designated key employees. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over a twenty-four month period based on specified performance criteria. The Company reduced the $1,650,000 compensation bonus pool by $200,000 in

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2001 in connection with departed employees. On September 25, 2001, the remaining $1,450,000 of the initial $1,650,000 compensation bonus pool was considered earned and subsequently paid in full. On March 25, 2002, $200,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. The balances in the remaining pools will be payable provided certain performance criteria is met over the preceding 24-month period.

13.    COMMITMENTS

The Company leases its East Coast operations center, Coeur d’Alene, Idaho call center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain leases require percentage rentals on sales above specified minimums, contain escalation clauses and renewal options, and are noncancellable with aggregate minimum lease payment requirements. The Company incurred rent expense under its operating leases of $9,793,000, $6,986,000 and $4,709,000 for fiscal 2001, 2000 and 1999, respectively. The Company incurred $44,000, $237,000 and $25,000 of contingent rental expense in fiscal 2001, 2000 and 1999, respectively. As of March 2, 2002, the Company’s minimum lease payment requirements are as follows: $14,376,000 in fiscal 2002, $14,822,000 in fiscal 2003, $14,691,000 in fiscal 2004, $14,127,000 in fiscal 2005 and $13,996,000 in fiscal 2006, with total payments thereafter of $83,591,000. Subsequent to March 2, 2002, the Company entered into additional retail store leases with minimum lease payment requirements as follows: $485,000 in fiscal 2002, $702,000 in fiscal 2003, $702,000 in fiscal 2004, $702,000 in fiscal 2005 and $702,000 in fiscal 2006, with total payments thereafter of $2,733,000. These minimum lease payments do not include contingent rental expense which may be paid under certain leases based on a percentage of sales in excess of stipulated amounts. Additionally, the Company had inventory purchase commitments of approximately $52,000,000 and $62,000,000 at March 2, 2002 and March 3, 2001, respectively.

14.    CONTINGENCIES

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its financial position, results of operations or cash flows.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SEGMENT REPORTING

The Company’s executive management, being its chief operating decision makers, work together to allocate resources to and assess the performance of the Company’s business. During the Company’s fiscal 2001 fourth quarter, with the most recent phase of its retail store expansion in place and certain new enabling management information systems operational, the Company’s executive management no longer viewed and managed the Company collectively but instead as two distinct operating segments, Direct and Retail. The Direct operating segment encompasses the Company’s traditional catalog business, Internet-based e-commerce business and merchandise clearance outlet stores whereas the Retail operating segment encompasses the Company’s expanding base of full-line retail stores. Although continuing to offer customers substantially similar merchandise, the Company’s Direct and Retail operating segments now have distinct management, marketing, operating and inventory management strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on an “operating contribution” measure, being net sales less merchandise acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct operating segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail operating segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include receiving, distribution and storage costs, merchandising and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct operating segment, these assets primarily include inventory and prepaid and deferred catalog costs. For the Retail operating segment, these assets primarily include inventory, fixtures and leasehold improvements. Corporate and other assets include corporate headquarters, merchandise distribution, and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution and technology infrastructure.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide certain financial data for the Company’s Direct and Retail operating segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2—Significant Accounting Policies.

	Fiscal Years Ended
	March 2, 2002	March 3, 2001	February 26, 2000
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales (1):
Direct (2)	$400,792	$424,294	$348,680
Retail	63,232	34,151	12,886

Consolidated net sales	$464,024	$458,445	$361,566

Operating contribution:
Direct	$50,937	$64,396	$55,973
Retail	(439)	1,624	688

Total operating contribution	50,498	66,020	56,661
Corporate and other	(48,041)	(45,532)	(34,929)

Consolidated income from operations	$2,457	$20,488	$21,732

Depreciation and amortization:
Direct	$322	$239	$—
Retail	3,086	1,268	410
Corporate and other	9,238	8,253	6,832

Consolidated depreciation and amortization	$12,646	$9,760	$7,242

Total assets: (3)
Direct	$53,351
Retail	57,023
Corporate and other assets	58,873

Consolidated total assets	$169,247

Capital Expenditures: (3)
Direct	$2,162
Retail	26,581
Corporate and other	6,553

Consolidated capital expenditures	$35,296

(1)	There have been no inter-segment sales during the reported fiscal years.
(2)
During the fourth quarter of fiscal 2001, management decided to eliminate the Company’s stand-alone Home catalog. Net sales for the Home catalog were $17.0 million, $15.2 million and $12.9 million for fiscal 2001, 2000 and 1999, respectively.

(3)
Due to information systems limitations, the Company does not have the ability to break out the capital expenditure and total asset information by segment for the fiscal years ended March 3, 2001 and February 26, 2000.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately three quarters of the Company’s consolidated net sales during fiscal 2001, 2000 and 1999, with sales of jewelry, footwear, gift items and home merchandise constituting the respective balances.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables contain selected quarterly consolidated financial data for fiscal 2001 and fiscal 2000 that has been prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2001
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
	(in thousands, except for per share data)
Net sales	$112,868	$92,848	$141,707	$116,601
Cost of sales	63,300	53,585	79,005	75,533
Gross profit	49,568	39,263	62,702	41,068
Selling, general and administrative expenses	47,429	37,278	60,231	45,206
Income (loss) from operations	2,139	1,985	2,471	(4,138)
Provision for (benefit from) income taxes	869	819	999	(1,547)
Net income (loss)	$1,377	$1,296	$1,578	$(2,451)
Net income (loss) per share—Basic	$0.13	$0.12	$0.15	$(0.23)
Net income (loss) per share—Diluted	$0.13	$0.12	$0.15	$(0.23)

	Fiscal 2000
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
	(in thousands, except for per share data)
Net sales	$96,540	$86,309	$136,604	$138,992
Cost of sales	54,505	46,795	71,769	82,118
Gross profit	42,035	39,514	64,835	56,874
Selling, general and administrative expenses	36,351	36,885	53,440	56,094
Income from operations	5,684	2,629	11,395	780
Provision for income taxes	2,308	1,151	4,535	370
Net income	$3,595	$1,807	$7,064	$772
Net income per share—Basic	$0.35	$0.17	$0.67	$0.07
Net income per share—Diluted	$0.34	$0.17	$0.64	$0.07

Note:	The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the direction of the Board of Directors of Coldwater Creek Inc. (the “Company”), acting upon the recommendation of its Audit Committee, on May 1, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants effective upon the filing by the Company of this Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended March 2, 2002 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such fiscal years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period set forth in the preceding sentence.

The Company has provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter, dated May 6, 2002, to the U.S. Securities and Exchange Commission stating its agreement with our above statements.

Also, at the direction of the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, on May 1, 2002, the Company engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants for the fiscal year ending March 1, 2003. The Company will seek shareholder ratification at the Company’s 2002 Annual Meeting of Shareholders scheduled to be held on July 13, 2002. During the Company’s two most recent fiscal years and through the date hereof, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 13, 2002 to be filed with the Commission on or before June 30, 2002 pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 13, 2002, to be filed with the Commission on or before June 30, 2002 pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 13, 2002, to be filed with the Commission on or before June 30, 2002 pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 13, 2002, to be filed with the Commission on or before June 30, 2002 pursuant to Regulation 14A.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report are as follows:

1.    Financial Statements.

See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.    Financial Statement Schedules:

None Required

(B)	No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report. The Company subsequently filed two Form 8-Ks on April 26, 2002 and May 3, 2002, respectively.

(C)	Exhibits:

1.    The following exhibits are incorporated by reference:

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation
3.2	*	Bylaws
4.1	*	Specimen of Stock Certificate
10.1.1	*	Form of Indemnity Agreement between the Registrant and each of its Directors
10.1.2	*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence
10.1.3	*	Lease to Coeur d’Alene Call Facility
10.1.4	*	Lease to Cedar Street Bridge Store
10.1.5	*	Lease to Jackson Hole Retail Store
10.1.6	*	Loan Agreement dated September 9, 1996 between the Company and U.S. Bank of Idaho, formerly West One Bank, Idaho
10.2	*	1996 Stock Option/Stock Issuance Plan
10.2.1	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan
16.1		Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002
23		Consent of Independent Public Accountants
24.1	*	Power of Attorney (included on the signature page to S-1)
99	*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards.

*	PREVIOUSLY FILED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 6th day of May 2002.

COLDWATER CREEK INC.

By:	/s/ GEORGIA SHONK-SIMMONS

Georgia Shonk-Simmons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Executive Officer and Director	May 6, 2002

/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors and Secretary, Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 6, 2002

/S/ ANN PENCE Ann Pence	Executive Creative Director and Vice-Chairman of the Board of Directors	May 6, 2002

/S/ JAMES R. ALEXANDER James R. Alexander	Director	May 6, 2002

/s/ MICHELLE COLLINS Michelle Collins	Director	May 6, 2002

/s/ CURT HECKER Curt Hecker	Director	May 6, 2002

/s/ DUNCAN HIGHSMITH Duncan Highsmith	Director	May 6, 2002

/s/ ROBERT H. MCCALL Robert H. McCall	Director	May 6, 2002