Form 10-Q
period 2002-06-01
COLDWATER CREEK INC
filed 2002-07-16
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 1, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26772

COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)

DELAWARE	82-0419266
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864
(Address of principal executive offices)

(208) 263-2266
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of July 12, 2002
Common Stock ($.01 par value)	10,631,574

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	June 1, 2002	March 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,698	$4,989
Receivables	6,168	4,927
Inventories	60,551	64,295
Prepaid and other	4,021	5,923
Prepaid and deferred catalog costs	5,035	7,770
Deferred income taxes	2,250	2,250

Total current assets	82,723	90,154
Property and equipment, net	79,933	78,282
Executive loans	548	811

Total assets	$163,204	$169,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,377	$46,514
Accrued liabilities	18,892	16,961

Total current liabilities	52,269	63,475
Deferred income taxes	3,794	3,794
Deferred rents	8,555	7,050

Total liabilities	64,618	74,319

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 10,820,124 and 10,768,282 shares issued, respectively	108	108
Additional paid-in capital	50,495	49,609
Treasury shares, at cost, 209,100 shares	(4,715)	(4,715)
Retained earnings	52,698	49,926

Total stockholders’ equity	98,586	94,928

Total liabilities and stockholders’ equity	$163,204	$169,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per share data)

	Three Months Ended
	June 1, 2002	June 2, 2001
Net sales	$112,027	$112,868
Cost of sales	63,035	63,300

Gross profit	48,992	49,568
Selling, general and administrative expenses	44,322	47,429

Income from operations	4,670	2,139
Interest, net, and other	33	107

Income before income taxes	4,703	2,246
Income tax provision	1,931	869

Net income	$2,772	$1,377

Net income per share—Basic	$0.26	$0.13

Net income per share—Diluted	$0.26	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	June 1, 2002	June 2, 2001
OPERATING ACTIVITIES:
Net income	$2,772	$1,377
Non cash items:
Depreciation and amortization	3,574	2,845
Other, net	70	4
Net change in current assets and liabilities:
Receivables	510	2,066
Inventories	3,744	(1,415)
Prepaid and other	2,091	645
Prepaid and deferred catalog costs	2,735	6,071
Accounts payable	(13,137)	3,171
Accrued liabilities	2,468	2,277

Net cash provided by operating activities	4,827	17,041

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,914)	(5,036)
Repayments of loans to executives	263	—

Net cash used in investing activities	(5,651)	(5,036)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	533	109

Net cash provided by financing activities	533	109

Net (decrease) increase in cash and cash equivalents	(291)	12,114
Cash and cash equivalents, beginning	4,989	4,600

Cash and cash equivalents, ending	$4,698	$16,714

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$7
Cash paid for income taxes	101	90
Tax benefit from exercises of stock options	202	25
Deferred rent	1,750	525
Accrued property, plant and equipment	713	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Condensed Consolidated Financial Statements

Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. The Company’s Direct Segment encompasses its traditional catalog business and Internet-based, e-commerce business, as well as its merchandise clearance outlet stores, whereas its Retail Segment encompasses its expanding base of full-line retail stores throughout the United States (“U.S.”).

The Company’s wholly-owned subsidiary, Coldwater Creek Outlet Stores, Inc. encompasses the Company’s merchandise clearance outlet stores. The Company’s two other wholly-owned subsidiaries are currently dormant with no substantive assets, liabilities, revenues or expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. References herein to three-month periods or fiscal quarters refer to the respective thirteen weeks ended on the date indicated.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods depicted herein are not necessarily indicative of that to be realized in future interim periods or for the fiscal year in its entirety as a result of, among other possible factors, the seasonal nature of the retail industry, in general, and the Company, in particular. As these consolidated financial statements are condensed, they should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Interim Condensed Consolidated Financial Statements (continued)

Use of Estimates (continued)

based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary from management’s estimates and assumptions.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements for the comparative prior fiscal year’s interim periods have been reclassified to be consistent with the current fiscal year’s interim presentations.

In particular, during the preceding fourth quarter of fiscal 2001, the Company elected to retroactively reclassify its deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. The Company’s condensed consolidated statement of cash flows for the comparative first quarter of fiscal 2001 herein reflects this reclassification so as to present it on a consistent basis. This reclassification had no impact on net income, retained earnings or cash flows for any reported period.

Recently Adopted Accounting Standards

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Interim Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards Not Yet Adopted or Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company will adopt SFAS No. 143, as required, effective March 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess the provisions of SFAS No. 143 and the likely impact of its adoption on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in its consolidated financial statements for the fiscal 2002 first quarter with no material impact. The Company will adopt all other provisions of SFAS No. 145, as required, effective March 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess these other provisions of SFAS No. 145 and the likely impact of their adoption on the Company’s consolidated financial statements.

2.    Receivables

Receivables consist of the following:

	June 1, 2002	March 2, 2002
	(in thousands)
Trade receivables	$4,106	$2,640
Tenant allowance reimbursements	1,636	1,428
List rentals	384	530
Other	42	329

	$6,168	$4,927

The Company evaluates the credit risk associated with its receivables. At June 1, 2002 and March 2, 2002 no allowance for doubtful receivables was deemed necessary.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Accrued Liabilities

Accrued liabilities consist of the following:

	June 1, 2002	March 2, 2002
	(in thousands)
Accrued sales returns	$7,136	$7,408
Accrued payroll, related taxes and benefits	6,120	4,150
Gift certificates outstanding	2,667	2,936
Sales and use taxes payable	2,231	1,763
Other	738	704

	$18,892	$16,961

4.    Executive Loan and Deferred Compensation Programs

The Company maintains an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at June 1, 2002 and March 2, 2002, respectively.

During fiscal 2000 and 2001, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools totaling $250,000 and $75,000, respectively, as additional incentives to retain certain designated key employees. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over a twenty-four month period based on specified performance criteria. On March 25, 2002, $200,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. The balances in the remaining pools will be payable provided certain specified performance criteria are met over the preceding 24-month period.

On March 15, 2002, the Compensation Committee of the Company’s Board of Directors authorized retention compensation incentives for two designated key employees in the aggregate amount of $900,000. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over the thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

5.    Revolving Line of Credit

The Company is party to an agreement with a consortium of banks that provides it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. At the option of the Company, the interest rate under the agreement is either (i) the lead bank’s Prime Rate or (ii) adjusted LIBOR [i.e., the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent, increased or decreased by a margin based upon our then EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) Coverage Ratio, as defined]. The agreement provides that the Company must satisfy certain specified EBITDA, EBITDAR (i.e., EBITDA before rental/lease expenses), leverage and current ratio requirements, as defined, and places restrictions on the Company’s ability to, among other things, sell assets, participate

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Revolving Line of Credit (continued)

in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of July 31, 2003.

The Company had $0.3 million and $0.7 million in outstanding letters of credit at June 1, 2002 and March 2, 2002, respectively.

6.    Arrangements with Principal Shareholders

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis and Ann Pence, have declined to accept any salaries for their executive management services during fiscal 2002. However, as required by generally accepted accounting principles in the United States, the Company is imputing on a straight-line basis into its consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for fiscal 2002, equivalent to their respective $300,000 salaries for fiscal 2001, with corresponding offsetting credits to its consolidated additional paid-in capital. With respect to the condensed consolidated statements of cash flows, this imputed compensation is reflected as a non-cash item as Mr. and Mrs. Pence will receive no cash compensation for their executive management services during fiscal 2002.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses Mr. and Mrs. Pence for (i) a pro rata portion of the financing costs, (ii) a pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $288,514 and $107,611 for the first quarters of fiscal 2002 and 2001, respectively.

7.    Net Income Per Share

The following is a reconciliation of net income (numerator) and the number of common shares (denominator) used in the computations of net income per basic and diluted common share:

	Three Months Ended
	June 1, 2002	June 2, 2001
	(in thousands)
Net income	$2,772	$1,377
Average shares outstanding used to determine net income per basic common share	10,585	10,660
Net effect of dilutive stock options based on the treasury stock method using average market price	152	227

Average shares used to determine net income per diluted common share	10,737	10,887

Anti-dilutive stock options excluded from the above computations were 319 and 293 for the three months ended June 1, 2002 and June 2, 2001, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments

The Company leases its East Coast Operations Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $3,647,000 and $1,955,000, including aggregate contingent rent expense of $64,000 and $37,000, for the first quarters of fiscal 2002 and 2001, respectively.

As of June 1, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows:

For the remainder of fiscal 2002	$11,444,000
Fiscal 2003	15,724,000
Fiscal 2004	15,593,000
Fiscal 2005	15,028,000
Fiscal 2006	14,897,000
Fiscal 2007 (first quarter)	3,613,000
Thereafter	84,014,000

Total	$160,313,000

Subsequent to June 1, 2002, the Company entered into additional retail store leases with minimal lease payment requirements as follows:

For the remainder of fiscal 2002	$273,000
Fiscal 2003	448,000
Fiscal 2004	448,000
Fiscal 2005	448,000
Fiscal 2006	448,000
Fiscal 2007 (first quarter)	63,000
Thereafter	892,000

Total	$3,020,000

Additionally, the Company had inventory purchase commitments of approximately $91.9 million and $52.0 million at June 1, 2002 and March 2, 2002, respectively.

9.    Contingencies

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

The Company and its Coldwater Creek Outlet Stores Inc. subsidiary collect sales taxes from customers transacting purchases in states in which the Company or this subsidiary have physically based some portion of their retailing business. The Company and this subsidiary also pay applicable corporate income, franchise and other taxes, including use taxes, to states in which retail or outlet stores are physically

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

located. Upon entering a new state, the Company accrues and remits the applicable taxes. Failure to timely remit these taxes may result in interest and penalties being assessed. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

10.     Segment Reporting

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct operating segment, these assets primarily include inventory and prepaid and deferred catalog costs. For the Retail operating segment, these assets primarily include inventory, fixtures and leasehold improvements. Corporate and other assets include corporate headquarters, merchandise distribution and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure.

The following tables provide certain financial data for the Company’s Direct and Retail operating segments as well as reconciliations to the Company’s condensed consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2—Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Fiscal 2001 Annual Report on Form 10-K.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Segment Reporting (continued)

	Three Months Ended
	June 1, 2002	June 2, 2001
	(in thousands)
Net sales(1):
Direct	$88,553	$103,729
Retail	23,474	9,139

Consolidated net sales	$112,027	$112,868

Operating contribution:
Direct	$17,409	$14,454
Retail	26	(681)

Total operating contribution	17,435	13,773
Corporate and other	(12,765)	(11,634)

Consolidated income from operations	$4,670	$2,139

Depreciation and amortization:
Direct	$78	$89
Retail	1,291	550
Corporate and other	2,205	2,206

Consolidated depreciation and amortization	$3,574	$2,845

Total assets:
Direct	$46,463	$67,455
Retail	63,476	24,064
Corporate and other assets	53,265	66,859

Consolidated total assets	$163,204	$158,378

Capital expenditures:
Direct	$380	$—
Retail	4,969	788
Corporate and other	565	4,248

Consolidated capital expenditures	$5,914	$5,036

(1)	There have been no inter-segment sales during the reported periods.

11.    Post-Balance Sheet Event—Amendment to 1996 Stock Option/Stock Issuance Plan

On July 13, 2002, at the Company’s 2002 Annual Stockholders Meeting, a majority of stockholders approved an amendment to the Company’s 1996 Stock Option/Stock Issuance Plan thereby increasing to 2,500 from 1,672 the number of common shares subject to the annual option grants automatically made to the Company’s non-employee directors on the date of each annual stockholder’s meeting, effective beginning with the Company’s 2002 Annual Stockholders Meeting.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the prolonged weakness and uncertainty in the U.S. economy, and it’s pronounced effect on the apparel industry; the various risks inherent in offering apparel and other merchandise, such as long lead times, difficult to forecast inventory requirements, merchandise returns, and shipping costs; the various risks associated with the expansion of our business into retail, an area in which we have relatively limited experience, and the possibility that the expansion may strain our financial and management resources, as well as our administrative, reporting and internal control infrastructure; the difficulties inherent in forecasting unpredictable, and often volatile, customer tastes and buying trends, particularly in light of the current state of the U.S. economy; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays, as well as uncertainties associated with effective targeting of customers, and the high costs associated with prospect mailings; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases, and our potential failure to generate significantly increased sales; the possibility that either lower sales or higher than anticipated costs could effect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion; the possibility of a material disruption or slowdown in operations at our distribution center in Parkersburg, West Virginia, at which our merchandise is stored and shipped for all of our sales channels; our potential inability to continue to locate, and negotiate on acceptable terms, leases of sites for store development; potential cost overruns and delays associated with site acquisition, build-out and launch of multiple retail stores; substantial, and increasing, competition in the women’s apparel industry; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the potential that if demand for our product is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; the possibility that we may not be able to achieve targeted cost reductions, or that significant cost reductions may impair customer service; our potential difficulty in filling key personnel vacancies in a timely manner, and the potential negative impact on our ability to execute upon our business plan if those key positions remain vacant for an extended period; our ability to hire and retain qualified personnel, especially considering the strain on our personnel resources caused by the expansion of our business, the changes on our business model, and our company-wide cost cutting efforts; potential system interruptions associated with our e-commerce business; as well as other factors discussed elsewhere in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report for the fiscal year ended March 2, 2002 filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introductory Note

The following discussions are intended to be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto. In the discussions and table that follow, please note that certain minor arithmetical variances may arise due to the effects of rounding.

References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. References herein to the three

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Introductory Note (continued)

months ended June 1, 2002 (“fiscal 2002 first quarter”) and June 2, 2001 (“fiscal 2001 first quarter”) refer to the respective thirteen weeks then ended.

When we discuss net sales and operating contribution by operating segment, please specifically refer to Note 10—“Segment Reporting” to our accompanying condensed consolidated financial statements. Please also note that our comparative fiscal 2001 first quarter net sales by operating segment and net sales by sales channel have been reclassified to be consistent with the revised manner in which we allocated sales returns for fiscal 2001 beginning with our fiscal 2001 fourth quarter. This reclassification had no impact on our consolidated net sales for any reported fiscal period.

Please also note that during our preceding fiscal 2001 fourth quarter, we determined it is more appropriate to classify our deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. These costs, which are the direct costs we incur to develop, produce and circulate our direct mail catalogs, are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses (“SG&A”) over the expected sales realization cycle, typically several weeks. Our comparative fiscal 2001 first quarter condensed consolidated statement of cash flows has been reclassified to be consistent with our fiscal 2002 first quarter presentation.

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

Our e-commerce business continues to be our most profitable business as our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-priced, first-line merchandise line and also serves as our most effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in five individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and most cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage basis. Three years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Coldwater Creek Profile (continued)

based on our continuing belief that the ability to occasionally “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

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

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as on an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our then understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected, as was the case in fiscal 2001. See Management’s Discussion and Analysis—“Future Outlook” for further details.

Fiscal 2002 First Quarter Overview

During our fiscal 2002 first quarter, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened five new full-line retail stores utilizing a refined store model, while maintaining a debt-free balance sheet which we view as a significant achievement given the less-than-robust economic backdrop. Our refined store model features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to measurably reduce our initial capital investment per store. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Fiscal 2002 First Quarter Overview (continued)

to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan to open nine additional full-line retail stores during our fiscal 2002 second and third quarters (including two opened so far during our fiscal 2002 second quarter), all in time for the holiday shopping season. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

We also continued to deploy a fiscal 2001 marketing initiative to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number approximately 4,500, accounted for $3.7 million in net sales during our fiscal 2002 first quarter, with approximately one-quarter of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.5 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

We were pleased to able to achieve the above while confronting the significant business challenges that continue to be presented by a less-than-robust U.S. economy. In summary, our consolidated results for fiscal 2002 first quarter depict significantly improved operating profitability on relatively flat net sales as a result of significantly decreased catalog marketing expenses. You are encouraged to fully read the following discussions which analyze our fiscal 2002 first quarter consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail. Please also see “Management’s Discussion and Analysis—“Future Outlook.”

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three Months Ended
	June 1, 2002	June 2, 2001
Net sales	100.0%	100.0%
Cost of sales	56.3	56.1

Gross profit	43.7	43.9
Selling, general and administrative expenses	39.6	42.0

Income from operations	4.2	1.9
Interest, net, and other	0.0	0.1

Income before income taxes	4.2	2.0
Income tax provision	1.7	0.8

Net income	2.5%	1.2%

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations (continued)

Fiscal 2002 First Quarter Compared to Fiscal 2001 First Quarter:

Consolidated Results

Our consolidated net sales for the fiscal 2002 first quarter were $112.0 million, a decrease of $0.8 million, or 0.7%, from $112.9 million for the fiscal 2001 first quarter. The decrease in our consolidated net sales primarily was attributable to a significant decrease in full-priced, first-line sales by our Direct Segment’s catalog business, which was mitigated by better-than-expected catalog sales returns experience. More than offsetting the preceding net sales decline by our Direct Segment’s catalog business were increased full-priced, first-lines sales by our Retail Segment and, to a substantially lesser extent, our Direct Segment’s e-commerce business. However, significantly lower clearance sales by our Direct Segment’s catalog business and outlet stores, being only partially offset by increased clearance sales by our Direct Segment’s e-commerce business, resulted in us experiencing a slight overall decrease in our consolidated net sales for the fiscal 2002 first quarter. Please refer to “Fiscal 2002 First Quarter Compared to Fiscal 2001 First Quarter—Operating Segment Results” below for further details.

Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. For the fiscal 2002 first quarter, our consolidated cost of sales were $63.0 million, a decrease of $0.3 million, or 0.4%, from $63.3 million in the fiscal 2001 first quarter. Our consolidated gross profit decreased by $0.6 million, or 1.2%, to $49.0 million for the fiscal 2002 first quarter from $49.6 million in the fiscal 2001 first quarter, and our consolidated gross margin decreased to 43.7% for the fiscal 2002 first quarter from 43.9% in the fiscal 2001 first quarter.

The decrease in our consolidated gross profit dollars primarily was attributable to the aforementioned decrease in our consolidated net sales. The decrease in our consolidated gross margin primarily was attributable to decreased margins on clearance sales by our Direct Segment’s e-commerce business and, to a lesser extent, by our catalog business. However, these decreased margins were substantially offset by the favorable effects of the aforementioned better-than-expected catalog sales returns experience and, to a lesser extent, improved margins realized by all of our sales channels on sales of full-priced, first-line merchandise and improved margins realized on clearance sales by our Direct Segment’s outlet stores. Our consolidated gross profit dollars and rate did benefit from significantly reduced outbound freight costs as a result of our March 2002 consolidation of our previous Sandpoint, Idaho distribution responsibilities into our Mineral Wells, West Virginia distribution center, however, these cost savings were entirely offset by increased occupancy costs from the addition of 23 new retail stores since our fiscal 2001 first quarter.

Our consolidated SG&A expenses consist primarily of general and administrative expense and, to a slightly lesser extent, selling and marketing expenses. Our consolidated SG&A expenses for the fiscal 2002 first quarter were $44.3 million, a decrease of $3.1 million, or 6.6%, from $47.4 million in the fiscal 2001 first quarter. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 39.6% for the fiscal 2002 first quarter from 42.0% in the fiscal 2001 first quarter.

The decreases in our consolidated SG&A expenses and rate primarily were attributable to substantially reduced catalog marketing expenses, as more fully discussed below, being partially offset primarily by incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment. The associated personnel costs primarily included administrative and technical support salaries, store wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations (continued)

Fiscal 2002 First Quarter Compared to Fiscal 2001 First Quarter (continued):

Consolidated Results (continued)

We view each of our catalog mailings as an integral part of our ongoing overall marketing investment in current and future customer growth across all of our sales channels. Traditionally, we pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, we continued to maintain a conservative circulation strategy during our fiscal 2002 first quarter, as we did throughout all of fiscal 2001, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2002 first quarter catalog mailings were 35.9 million, a decrease of 5.7 million catalogs, or 13.8%, from our 41.6 million catalog mailings in the fiscal 2001 first quarter. However, we realized a disproportionately larger decrease in our catalog marketing expenses for the fiscal 2002 first quarter primarily due to the comparative fiscal 2001 first quarter including significant amortization expense associated with certain large catalog mailings, including a significant number of prospect mailings, made just prior to the preceding fiscal 2000 year-end. Although curtailed, our fiscal 2002 first quarter catalog mailings resulted in our proprietary catalog mailing list growing to 12.8 million names at June 1, 2002 from 12.5 million names at March 2, 2002. Our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, declined slightly to 2.5 million at June 1, 2002 from 2.6 million at March 2, 2002.

As a result of the foregoing, our consolidated income from operations increased by $2.5 million, or 118.3%, to $4.7 million for the fiscal 2002 first quarter from $2.1 million in the fiscal 2001 first quarter. Expressed as a percentage of consolidated net sales, our consolidated income from operations was 4.2% for the fiscal 2002 first quarter versus 1.9% for the fiscal 2001 first quarter.

Our consolidated net interest and other income was minimal during the first quarters of both fiscal 2002 and fiscal 2001 as we continued to utilize excess working capital to fund the continued expansion of our Retail Segment.

Exceeding the 109.4% increase in our consolidated pre-tax income, our consolidated provision for income taxes increased $1.1 million, or 122.2%, to $1.9 million for the fiscal 2002 first quarter from $0.9 million in the fiscal 2001 first quarter. Our effective income tax rate for the fiscal 2002 first quarter also increased to 41.1% from 38.7% for the fiscal 2001 first quarter. The increase in our income tax expense, and the resulting increase in our effective income tax rate, primarily is the result of our Retail Segment’s expansion into and within states with high corporate income tax rates and, to a lesser extent, the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value salaries for Mr. and Mrs. Pence. Please see “Management’s Discussion & Analysis—Other Matters—Related Party Relationships” for further details.

We completed the fiscal 2002 first quarter realizing consolidated net income of $2.8 million (net income per basic and diluted share of $0.26) as compared to $1.4 million (net income per basic and diluted share of $0.13) in the fiscal 2000 first quarter, an increase of $1.4 million or 101.3%.

Operating Segment Results

Our Direct Segment contributed $88.6 million in net sales for the fiscal 2002 first quarter, a decrease of $15.2 million, or 14.6%, from the $103.7 million contributed in the fiscal 2001 first quarter. Our Direct Segment constituted 79.0% and 91.9% of our consolidated net sales for the first quarters of fiscal 2002 and 2001, respectively.

Our Direct Segment’s catalog business and outlet stores, on a stand-alone basis, contributed $50.1 million in net sales for the fiscal 2002 first quarter, a decrease of $19.0 million, or 27.5%, from the $69.0 million

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations (continued)

Fiscal 2002 First Quarter Compared to Fiscal 2001 First Quarter (continued):

Operating Segment Results (continued)

contributed in the fiscal 2001 first quarter. Our catalog business and outlet stores constituted 44.7% and 61.2% of our consolidated net sales, and 56.5% and 66.6% of our Direct Segment’s net sales, for the first quarters of fiscal 2002 and 2001, respectively. The above decrease in net sales primarily reflects our significantly lower full-priced, first-line catalog sales which we primarily attribute to our mailing of 13.8% fewer catalogs. Better-than-expected catalog sales returns experience mitigated this sales decrease. To a lesser extent, the above decrease in net sales reflects our substantially lower catalog clearance sales as our inventory position did not necessitate the mailing of a clearance catalog during the fiscal 2002 first quarter. We attribute the balance of the above decrease in net sales to our sought after migration of full-priced, first-line merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is our most efficient and cost effective sales channel. As such, we realize increased profitability whenever an existing catalog customer chooses to utilize our web site, whether it be for an entire shopping experience or just to place a catalog or store-initiated order.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $38.5 million for the fiscal 2002 first quarter, an increase of $3.8 million, or 11.0%, from the $34.7 million contributed in the fiscal 2001 first quarter. Our e-commerce business constituted 34.3% and 30.7% of our consolidated net sales, and 43.5% and 33.4% of our Direct Segment’s net sales, for the first quarters of fiscal 2002 and 2001, respectively. The above increase in net sales primarily reflects our increased full-priced, first-line e-commerce sales and, to a slightly lesser extent, our increased e-commerce clearance sales. Our full-priced, first-line e-commerce net sales also benefited from better-than-expected sales return experience. We primarily attribute the preceding e-commerce sales increases to new customers obtained through our increased participation in affiliate web site programs, our ongoing e-mail promotional efforts with existing customers, new customers obtained through targeted advertising in national magazines popular with our core demographic and migrating catalog customers and catalog-initiated web site orders. We also believe that our e-commerce business is increasingly realizing sales from customers initially obtained by us through our retail store openings. Our proprietary e-mail address database consisted of 1.5 million names at June 1, 2002 and March 2, 2002.

Our Retail Segment contributed $23.5 million in net sales for the fiscal 2002 first quarter, an increase of $14.3 million, or 156.9%, from the $9.1 million contributed in the fiscal 2001 first quarter. Our Retail Segment constituted 21.0% and 8.1% of our consolidated net sales for the first quarters of fiscal 2002 and 2001, respectively. The above increase in net sales primarily reflects incremental sales from our addition of 23 full-line retail stores since our fiscal 2001 first quarter.

Our Direct Segment’s operating contribution, as defined, for the fiscal 2002 first quarter was $17.4 million as compared to $14.5 million for the fiscal 2001 first quarter and our Retail Segment’s operating contribution, as defined, for the fiscal 2002 first quarter was $26,000 as compared to $(0.7) million for the fiscal 2001 first quarter. We primarily attribute the improved contribution from our Direct Segment to our substantially decreased catalog marketing expenses, better-than-expected sales returns experience, and reduced clearance sales. We primarily attribute the improved contribution from our Retail Segment to our increased sales leveraging of administrative and technical personnel and infrastructure costs partially offset by increased pre-opening costs from the opening of five new stores during our fiscal 2002 first quarter, versus only one new store opening during our fiscal 2001 first quarter.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

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

We currently are party to an agreement with a consortium of banks that provides us an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. At our option, the interest rate under the agreement is either (i) the lead bank’s Prime Rate or (ii) adjusted LIBOR [i.e., the London Interbank Offered Rate divided by one (1) minus the Eurocurrency Reserve Requirement for the applicable Interest Period, rounded upward, if necessary, to the nearest one-sixteenth of one percent, increased or decreased by a margin based upon our then EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) Coverage Ratio, as defined]. The agreement provides that we must satisfy certain specified EBITDA, EBITDAR (i.e., EBITDA before rental/lease expenses), leverage and current ratio requirements, as defined, and places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. Although we are not currently in violation of any debt covenants, lower than anticipated financial performance may restrict our future ability to borrow on our existing line of credit. The credit facility has a maturity date of July 31, 2003.

Our operating activities generated $4.8 million of positive cash flow during the fiscal 2002 first quarter, a decrease of $12.2 million, or 71.7%, as compared to the $17.0 million of positive cash flow generated during the fiscal 2001 first quarter. On a comparative fiscal quarter-to-quarter basis, the decrease in our operating cash flows primarily reflects the negative cash flow effects of substantially increased accounts payable servicing and, to a significantly lesser extent, decreased accounts receivable. Slightly offsetting such were our increased net income and the positive cash flow effects of a streamlined inventory position, reductions in the levels of unamortized prepaid and deferred catalog cost, decreased prepaid expenses, increased accrued expenses and the adding back of increased non-cash depreciation and amortization expenses.

Our investing activities consumed $5.7 million and $5.0 million of cash during the first quarters of fiscal 2002 and 2001, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2002 first quarter capital expenditures primarily reflect the cost of leasehold improvements for five new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. In contrast, our fiscal 2001 capital expenditures primarily reflected the cost of retrofitting of a portion of our then Sandpoint Distribution Center into additional administrative space as well as related furnishings and, to a significantly lesser extent, leasehold improvements for one new retail store. Our investing activities for the fiscal 2002 first quarter also reflect $0.3 million in repayments of loans to executives.

Our financing activities provided $0.5 million and $0.1 million of cash during the first quarters of fiscal 2002 and 2001, respectively, consisting entirely of net proceeds from exercises of stock options.

As a result of the foregoing, and after our previously discussed reclassification of deferred catalog costs as current assets, we had $30.5 million in consolidated working capital at June 1, 2002 as compared to $26.7 million at March 2, 2002. Our consolidated current ratio was 1.6 at June 1, 2002 as compared to 1.4 at March 2, 2002. We had no outstanding short-term or long-term bank debt at June 1, 2002 or March 2, 2002.

As previously discussed, we embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 32 full-line “metropolitan” retail stores at June 1, 2002 are in addition to our two previously existing full-line

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources (continued)

“destination” or “resort” retail stores. We believe that the revised store model we adopted at the beginning of fiscal 2002, as previously discussed, will allow us to ultimately access many attractive middle-market areas in addition the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan on opening nine additional full-line retail stores during fiscal 2002 (including two opened so far during our fiscal 2002 second quarter), all in time for the holiday shopping season. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $0.8 million to $1.1 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations on favorable terms within attractive metropolitan malls and lifestyle centers.

We currently estimate between $9.0 million and $13.0 million in total capital expenditures for the balance of fiscal 2002, primarily being leasehold improvements for nine new retail stores (including the two new retail stores opened so far during our fiscal 2002 second quarter) and, to a substantially lesser extent, various technology additions and upgrades, the retro-fitting of our vacated Sandpoint, Idaho distribution center for various corporate purposes and leasehold improvements for five additional outlet stores. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our existing bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. We currently do not anticipate any additional share repurchases.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives for the balance of fiscal 2002. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Future Outlook

The modest improvement we noted in overall consumer demand entering calendar 2002 continues to date, albeit still inconsistent day-to-day and week-to-week. While we continue to note occasional signs of potential further strengthening, we currently do not anticipate realizing any significant and sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, prior to early fall of 2002, if even then. Our current merchandise buy plans and catalog circulation plans reflect this expectation. Pending a significant and sustained improvement in consumer demand, our various cost-containment measures from fiscal 2001 will remain in place. These measures include, among others, a general across-the-board freeze on salaries and performance-based bonuses that are contingent upon us meeting our annual, versus quarterly, financial goals.

As elaborated upon further in our preceding Fiscal 2001 Annual Report on Form 10-K, we undertook certain restructuring measures beginning in January 2002 in response to the continuing economic uncertainty and to more appropriately align our business going forward. Most significant was our decision to close our Sandpoint, Idaho distribution center and to consolidate its operations, which during fiscal 2001 had been substantially limited to fulfilling the inventory requirements of our limited base of retail stores,

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Future Outlook (continued)

into our 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia. This consolidation, which included the elimination of approximately 120 salaried and hourly employees, was completed by the end of March 2002. As a result, all of our receiving and distribution functions are now conducted under one roof thereby providing the potential for certain significant cost efficiencies going forward. Additionally, we identified approximately 20 salaried positions for elimination from our administrative headquarters in Sandpoint and approximately 80 salaried and hourly positions for elimination from our then existing national retail store staff. Although we expect that the above actions will provide us with significant operational efficiencies and annual pre-tax cost savings approximating $2.5 million for fiscal 2002 and beyond, there can be no assurance that such will be realized.

We also decided during our fiscal 2001 fourth quarter to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and instead incorporate its most popular product categories into our remaining catalog titles and merchandise lines. Similarly, we decided to eventually eliminate our dedicated “Gallery” web site (www.galleryatcoldwatercreek.com) and specialty merchandise line and instead incorporate its most popular items into our retail stores. The Gallery web site will remain available to our customers until the Gallery inventory is depleted. Any remaining inventory that is not being transitioned will be cleared through our existing disposition vehicles. Our combined fiscal 2001 net sales for “Home” and “Gallery” were $18.0 million of which approximately $10.0 million relates to product categories and items being phased-out. Additionally, of the 161.0 million catalogs we mailed during fiscal 2001, 10.7 million were “Home” catalogs.

Furthermore, as part of our ongoing efforts to overcome consumer timidness during this period of continued economic uncertainty, we continue to further implement our recently adopted “wear now” merchandising strategy whereby we will offer our apparel in closer proximity to the season in which it is intended to be worn. In this connection, we will be delaying by approximately two to three weeks the introduction of our fall merchandise offerings. Although we expect that this will result in increased customer receptivity to our fall merchandise offerings, we expect that it will have the effect of shifting a significant, yet indeterminable, amount of related sales from our second fiscal quarter to our third fiscal quarter. Similarly, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we have recently begun to alter our apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. We expect our sales to measurably benefit from this initiative later this year, although there can be no assurance of such.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect:

•	the reported amounts and timing of revenue and expenses,

•	the reported amounts and classification of assets and liabilities, and

•	the disclosure of contingent assets and liabilities

These estimates and assumptions are based on our historical results as well as our future expectations. Our actual results could vary from our estimates and assumptions.

The accounting policies discussed below are those that we believe are the most critical to a materially accurate portrayal of our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. However, it must be noted, that with respect to

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Critical Accounting Policies (continued)

our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on our subsequent consolidated results of operations.

Revenue Recognition

We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales, and establish and maintain a corresponding accrual, for expected sales returns based on our historical experience and our future expectations. Our ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time. The actual amount of sales returns we subsequently realize may fluctuate from our estimates due to several factors including, but not necessarily limited to, size and fit, actual or perceived quality, physical approximation to that depicted in our catalog or web site, timeliness of delivery and competitive offerings. We continually track our subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to our previous estimates and adjust our sales return accrual and sales and cost of sales accordingly.

Inventories

Our inventories substantially consist of merchandise purchased for resale and are reflected, in the aggregate, on our balance sheets at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions, and corresponding inventory purchase commitments with vendors, months in advance of the time in which a particular merchandise item is intended to be included in our merchandise offerings. These decisions and commitments are based on, among other possible considerations, our historical sell-through experience with identical or similar merchandise, our then understanding of fashion trends and influences, and our then assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of our inventory exceeds its then market value, and if so, by what dollar amount. Then the carrying value of our inventory is reduced to its net realizable value with a corresponding charge to our costs of sales.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Recently Issued Accounting Standards Not Yet Adopted or Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized cost will be depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143, as required, effective March 2, 2003 for its fiscal 2003 consolidated financial statements. We are continuing to assess the provisions of SFAS No. 143 and the likely impact of its adoption on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in our consolidated financial statements for the fiscal 2002 first quarter with no material impact. We will adopt all other provisions of SFAS No. 145, as required, effective March 2, 2003 for our fiscal 2003 consolidated financial statements for the first quarter of fiscal 2003. We are continuing to assess these other provisions of SFAS No. 145 and the likely impact of their adoption on our consolidated financial statements.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States. Our only individually significant operating lease is for our East Coast Operations Center. All of our other operating leases pertain to our retail and outlet stores and to various equipment and technology.

As of June 1, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows:

For the remainder of fiscal 2002	$11,444,000
Fiscal 2003	15,724,000
Fiscal 2004	15,593,000
Fiscal 2005	15,028,000
Fiscal 2006	14,897,000
Fiscal 2007 (first quarter)	3,613,000
Thereafter	84,014,000

Total	$160,313,000

Subsequent to June 1, 2002, the Company entered into additional retail store leases with minimal lease payment requirements as follows:

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Off-Balance Sheet Liabilities (continued)

For the remainder of fiscal 2002	$273,000
Fiscal 2003	448,000
Fiscal 2004	448,000
Fiscal 2005	448,000
Fiscal 2006	448,000
Fiscal 2007 (first quarter)	63,000
Thereafter	892,000

Total	$3,020,000

Additionally, the Company had inventory purchase commitments of approximately $91.9 million and $52.0 million at June 1, 2002 and March 2, 2002, respectively.

See Note 10—“Commitments” to our accompanying condensed consolidated financial statements for further details.

Related Party Relationships

Executive Loan and Deferred Compensation Programs

The Company maintains an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at June 1, 2002 and March 2, 2002, respectively.

During fiscal 2000 and 2001, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools totaling $250,000 and $75,000, respectively, as additional incentives to retain certain designated key employees. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over a twenty-four month period based on specified performance criteria. On March 25, 2002, $200,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. The balances in the remaining pools will be payable provided certain specified performance criteria are met over the preceding 24-month period.

On March 15, 2002, the Compensation Committee of the Company’s Board of Directors authorized retention compensation incentives for two designated key employees in the aggregate amount of $900,000. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over the thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

Arrangements with Principal Shareholders

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis and Ann Pence, have declined to accept any salaries for their executive management services during fiscal 2002. However, as required by generally accepted accounting principles in the

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Related Party Relationships (continued)

Arrangements with Principal Shareholders (continued)

United States, the Company is imputing on a straight-line basis into its consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for fiscal 2002, equivalent to their respective $300,000 salaries for fiscal 2001, with corresponding offsetting credits to its consolidated additional paid-in capital. With respect to the condensed consolidated statements of cash flows, this imputed compensation is reflected as a non-cash item as Mr. and Mrs. Pence will receive no cash compensation for their executive management services during fiscal 2002.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses Mr. and Mrs. Pence for (i) a pro rata portion of the financing costs, (ii) a pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $288,514 and $107,611 for the first quarters of fiscal 2002 and 2001, respectively.

Risk Factors

Continuing Economic Weakness and Uncertainty

Our business, financial condition, results of operations and cash flows were negatively impacted in fiscal 2001 by soft consumer demand for women’s apparel stemming from generally weak economic conditions. Although we have experienced a modest improvement in consumer demand in calendar 2002, our business has continued to be negatively impacted by the overall sluggishness of the U.S. economy. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. We currently do not anticipate realizing any significant and sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, prior to early fall of 2002, if then. In response to lower demand, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and low customer satisfaction. Also, during fiscal 2002 we have implemented various cost control measures to reduce operating expenses, including general salary freezes, reductions in work force and the closure of our Sandpoint, Idaho distribution center. There can be no assurance that these cost reduction measures will have a significant positive impact on our overall expense structure. Moreover, our cost-cutting measures may have a negative effect on customer service and employee morale. Should the U.S. economy not recover in a timely manner, or should we not sufficiently participate in any such recovery, our overall business, financial condition, results of operations and cash flows would be materially adversely impacted. Further, lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

Our Dependence on Key Personnel

Our future success depends largely on the efforts of our executive management team, which consists of Georgia Shonk-Simmons, President and Chief Executive Officer; Tom Scott, Executive Vice-President and Chief Operations Officer; Mel Dick, Executive Vice-President and Chief Financial Officer and Dennis Pence, Chairman, and the loss of any of these individuals could have a material adverse effect on our business. Continuing to attract and retain well-qualified key personnel is crucial to our successful continued operations and expansion. In addition, our location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. Further, if we

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Our Dependence on Key Personnel (continued)

experience vacancies in key roles, it could have a material adverse impact upon of our ability to properly conduct our business operations and pursue our growth initiatives, and as a result, could have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Prior to joining the Company, Mr. Dick, our Executive Vice-President and Chief Financial Officer, was Senior Global Partner of Technology, Telecommunications and Media for Arthur Andersen LLP. Mr. Dick served as the lead engagement partner for Andersen’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001 and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. In connection with the government’s investigation into WorldCom’s recent restatement of its financial statements and earnings, Mr. Dick voluntarily testified in a hearing before the U.S. House of Representative’s Finance Committee regarding Andersen’s audit of WorldCom’s consolidated financial statements. The ongoing investigation of the WorldCom matter may impair Mr. Dick’s ability to devote his full time and attention to the Company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of the Company.

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion

During fiscal years 1999, 2000 and 2001, we opened two, six and nineteen new full-line retail stores, respectively. During our fiscal 2002 first quarter, we opened five additional stores. We currently plan to open nine additional new stores during the remainder of fiscal 2002 (including two additional stores opened so far during our fiscal 2002 second quarter), all in time for the November/December holiday shopping season. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore leverage our new cost structure with sufficient incremental sales. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. As such, any investor in our Company must consider the fact that our efforts in this relatively new business remain largely unproven to date, and that our retail model continues to evolve. We recently refined our store model to incorporate a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. Additionally, you should consider that, although certain members of our management team have brought significant retail store experience to our Company, as a Company we have relatively limited experience with planning, opening and managing geographically dispersed retail stores, and in designing, implementing and maintaining the necessary operational, administrative and financial infrastructure, human resources and internal controls. Any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs, as in

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion (continued)

fiscal 2001, will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Risks Associated with Our Growth Strategy (continued)

We initially identified through the use of our Direct Channel’s extensive customer database a total of 80 potential “metropolitan” retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists. During our fiscal 2002 first quarter we began deploying our revised store model to reduce our initial capital investment per store by approximately one-fourth. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets, although there can be no assurance of such. In any case, we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately nine additional full-line “metropolitan” retail stores during the balance of fiscal year 2002 (including two stores opened so far during our fiscal 2002 second quarter). We have had limited experience operating georgraphically dispersed retail stores. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. There can be no assurance that additional debt or equity capital will be available to us to meet these needs on acceptable terms, or at all. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

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

Merchandise Returns

As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. While we believe our allowances are

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Merchandise Returns (continued)

adequate, there can be no assurance that actual merchandise returns will not exceed our allowances. In addition, there can be no assurance that the introduction of new merchandise through our sales channels, changes in the merchandise mix, consumer confidence or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

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

Changing Consumer Preferences

Although we believe that our business has historically benefited from increased consumer interest in merchandise that reflects a casual and relaxed lifestyle, there can be no assurance that this belief is correct or that, if correct, such trend will continue. Any change in this trend could have a material adverse effect on our overall financial condition, results of operations and cash flows. In addition, although we believe that the sale of our merchandise historically has not been primarily driven by fashion trends, all of our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on our overall financial condition, results of

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Changing Consumer Preferences (continued)

operations and cash flows. Our future success depends largely on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would likely have a material adverse effect on our overall financial condition, results of operations and cash flows.

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

Risks Affecting Our Ability to Fulfill Orders

Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, distribution center, management information systems and on the timely performance of third parties such as shipping companies and the U.S. Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel or refuse to receive orders due to late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

Risks Affecting Our Ability to Fulfill Orders (continued)

system capacities and that, as a result, answer delays and delays in placing orders will not occur. Additionally, merchandise is stored and shipped for all of our channels from our sole distribution center in Mineral Wells, West Virginia. We believe that our success to date has been based in part on our reputation for superior customer service, and any impairment of our customer service reputation could have a material adverse effect on our overall business. Any material disruption in or destruction of part or all of our call centers or distribution center caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our overall financial condition, results of operations and cash flows.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Other Matters (continued)

Risk Factors (continued)

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

No reportable events

Item 3.     Defaults Upon Senior Securities

No reportable events

Item 4.     Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on July 13, 2002. At such meeting, the following proposals were voted upon and approved:

1.  Proposal No. 1: To elect to the Board three directors.

	For	Withhold
Ann Pence	9,165,898	1,281,683
Curt Hecker	10,438,183	9,398
Georgia Shonk-Simmons	9,165,169	1,282,412

2.  Proposal No. 2: Approve the amendment to the 1996 Stock Option/Stock Issuance Plan.

On July 13, 2002, at the Company’s 2002 Annual Stockholders Meeting, a majority of stockholders approved an amendment to the Company’s 1996 Stock Option/Stock Issuance Plan thereby increasing to 2,500 from 1,672 the number of common shares subject to the annual option grants automatically made to the Company’s non-employee directors on the date of each annual stockholder’s meeting, effective beginning with the Company’s 2002 Annual Stockholders Meeting.

For	Against	Abstain
7,240,243	2,851,743	355,595

3.  Proposal No. 3: Ratify the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ending March 1, 2003

For	Against	Abstain
10,428,965	17,580	1,036

Item 5.     Other Information

No reportable events

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

10.2	Amended and Restated 1996 Stock Option Stock Issuance Plan, as amended July 13, 2002

b.  Reports on Form 8-K

The Company filed two reports on Form 8-K and one report on Form 8-K/A during the quarter ended June 1, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On
April 26, 2002	The Company provided its Financial Statements and Management’s Discussion and Analysis for the fiscal year ended March 2, 2002.

May 3, 2002	The Company announced that its Board of Directors terminated Arthur Andersen LLP pending the filing of its Annual Report on Form 10-K.

May 7, 2002	The Company announced that its Board of Directors terminated Arthur Andersen LLP.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of July 2002.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ GEORGIA SHONK-SIMMONS
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.2	Amended and Restated 1996 Stock Option/Stock Issuance Plan, as amended July 13, 2002