Form 10-Q
period 2002-08-31
COLDWATER CREEK INC
filed 2002-10-15
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21915

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of October 11, 2002
Common Stock ($.01 par value)	10,844,774

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	August 31, 2002	March 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425	$4,989
Receivables	7,591	4,927
Inventories	68,784	64,295
Prepaid and other	5,125	5,923
Prepaid and deferred catalog costs	13,099	7,770
Deferred income taxes	2,250	2,250

Total current assets	97,274	90,154

Property and equipment, net	82,068	78,282
Executive Loans	548	811

Total assets	$179,890	$169,247

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$731	$—
Accounts payable	50,317	46,514
Accrued liabilities	18,990	16,961

Total current liabilities	70,038	63,475

Deferred income taxes	1,794	3,794
Deferred rents	9,621	7,050

Total liabilities	81,453	74,319

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 10,843,999 and 10,768,282 shares issued, respectively	108	108
Additional paid-in capital	50,996	49,609
Treasury shares, at cost, 209,100 shares	(4,715)	(4,715)
Retained earnings	52,048	49,926

Total stockholders’ equity	98,437	94,928

Total liabilities and stockholders’ equity	$179,890	$169,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Statements of Operations:
Net sales	$92,794	$92,848	$204,821	$205,716
Cost of sales	56,730	53,686	119,765	117,002

Gross profit	36,064	39,162	85,056	88,714
Selling, general and administrative expenses	37,085	37,177	81,407	84,590

(Loss) income from operations	(1,021)	1,985	3,649	4,124
Interest, net, and other	(7)	130	26	237

(Loss) income before income taxes	(1,028)	2,115	3,675	4,361
Income tax (benefit) provision	(378)	819	1,553	1,688

Net (loss) income	$(650)	$1,296	$2,122	$2,673

Net (loss) income per share—Basic	$(0.06)	$0.12	$0.20	$0.25

Weighted average shares outstanding—Basic	10,626	10,646	10,606	10,603

Net (loss) income per share—Diluted	$(0.06)	$0.12	$0.20	$0.25

Weighted average shares outstanding—Diluted	10,626	10,937	10,733	10,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	August 31, 2002	September 1, 2001
OPERATING ACTIVITIES:
Net income	$2,122	$2,673
Non cash items:
Depreciation and amortization	7,679	5,706
Other, net	31	(11)
Deferred income taxes	(2,000)	—
Net change in current assets and liabilities:
Receivables	359	(230)
Inventories	(4,489)	(3,384)
Prepaid and other	1,052	1,163
Prepaid and deferred catalog costs	(5,329)	1,733
Accounts payable	3,803	7,898
Accrued liabilities	(1,755)	842

Net cash provided by operating activities	1,473	16,390

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,620)	(11,954)
Repayments of loans to executives	263	—

Net cash used in investing activities	(10,357)	(11,954)

FINANCING ACTIVITIES:
Net proceeds from advances under revolving line of credit	731	—
Net proceeds from exercises of stock options	904	647
Checks written in excess of cash	2,685	—
Common shares repurchased for treasury	—	(2,628)

Net cash provided by (used in) financing activities	4,320	(1,981)

Net (decrease) increase in cash and cash equivalents	(4,564)	2,455
Cash and cash equivalents, beginning	4,989	4,600

Cash and cash equivalents, ending	$425	$7,055

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$8
Cash paid for income taxes	1,097	128
Tax benefit from exercises of stock options	281	187
Deferred rent	3,027	1,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Condensed Consolidated Financial Statements

Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. The Company’s Direct Segment encompasses its traditional catalog business and Internet-based e-commerce business, as well as its merchandise clearance outlet stores, whereas its Retail Segment encompasses its expanding base of full-line retail stores throughout the United States (“U.S.”).

The Company has three wholly owned subsidiaries which currently have no substantive assets, liabilities, revenues or expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. References herein to three and six-month periods, or fiscal quarters and halves refer to the respective thirteen and twenty-six weeks ended on the date indicated.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods depicted herein are not necessarily indicative of that to be realized in future interim periods or for the fiscal year in its entirety as a result of, among other possible factors, the seasonal nature of the retail industry, in general, and the Company, in particular. As these consolidated financial statements are condensed, they should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

During the fiscal 2002 second quarter the Company recorded a non-recurring adjustment to increase leasehold amortization in the pre-tax amount of approximately $0.3 million. This cumulative adjustment was related to a correction of the number of years over which the leasehold improvements of two of the Company’s retail stores were being amortized. The adjustment was considered immaterial to the period and, therefore, the treatment of this correction as a prior period adjustment was not required by accounting principles generally accepted in the United States.

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

In particular, the comparative fiscal 2001 three and six-month net sales by operating segment and net sales by sales channel have been reclassified in connection with a reallocation of sales returns among channels. This reclassification had no impact on net income, retained earnings or cash flows for any reported period.

In addition, during the preceding fourth quarter of fiscal 2001, the Company elected to retroactively reclassify its deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. The Company’s condensed consolidated statement of cash flows for the comparative first six months fiscal 2001 herein reflects this reclassification so as to present it on a consistent basis. This reclassification had no impact on net income, retained earnings or cash flows for any reported period.

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

Recently Issued Accounting Standards Not Yet Adopted or Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company will adopt SFAS No. 143, as required, effective March 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess the provisions of SFAS No. 143 and currently is unable to definitively conclude as to the likely impact of its adoption on the Company’s consolidated financial statements. However, based on its preliminary assessment of SFAS No. 143, management currently believes that adoption of SFAS No. 143 will not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in its consolidated financial statements for the fiscal 2002 first quarter with no material impact. The Company will adopt all other provisions of SFAS No. 145, as required, effective March 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess these other provisions of SFAS No. 145 and currently is unable to definitively conclude as to the likely impact of their adoption on the Company’s consolidated financial statements. However, based on its preliminary assessment of these other provisions of SFAS No. 145, management currently believes that adoption of these other provisions of SFAS No. 145 will not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is continuing to assess the provisions of SFAS No. 146 and the likely impact of their adoption on the Company’s consolidated financial statements.

2.    Receivables

Receivables consist of the following (in thousands):

	August 31, 2002	March 2, 2002
Trade receivables	$5,981	$2,640
Tenant allowance reimbursements	1,141	1,428
List rentals	347	530
Other	122	329

	$7,591	$4,927

The Company evaluates the credit risk associated with its receivables. At August 31, 2002 and March 2, 2002 no allowance for doubtful receivables was deemed necessary.

3.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	August 31, 2002	March 2, 2002
Accrued sales returns	$5,724	$7,408
Accrued payroll, related taxes and benefits	4,873	4,150
Checks written in excess of cash	2,685	—
Gift certificate liability	2,457	2,936
Sales and use taxes payable	2,488	1,763
Other	763	704

	$18,990	$16,961

4.    Executive Loan and Deferred Compensation Programs

The Company maintains an Executive Loan Program under which the Company may make, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at August 31, 2002 and March 2, 2002, respectively. Due to the recent enactment of the Sarbanes-Oxley Act (“the Act”) which prohibits loans to executive officers, this program has been suspended. Furthermore, none of the loans outstanding prior to the enactment of the Act had any of their terms modified.

During fiscal 2000 and 2001, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools totaling $250,000 and $75,000, respectively, as additional incentives to retain certain designated key employees. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over a twenty-four month period based on specified performance criteria. On March 25, 2002, $200,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. On September 25, 2002, the remaining $50,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. The balance in the remaining pool will be payable provided certain specified performance criteria are met over the preceding 24-month period.

On March 15, 2002, the Compensation Committee of the Company’s Board of Directors authorized retention compensation incentives for two designated key employees in the aggregate amount of $900,000. The Company is accruing the related compensation expense to each designated key employee on a straight -line basis over the thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

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

The Company had $0.6 million and $0.7 million in outstanding letters of credit at August 31, 2002 and March 2, 2002, respectively.

6.    Arrangements with Principal Shareholders

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis and Ann Pence, have declined, to date, to accept any salaries for their executive management services during fiscal 2002. However, as required by generally accepted accounting principles in the United States, the Company is imputing on a straight-line basis into its consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for fiscal 2002 with corresponding offsetting credits to its consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. With respect to the condensed consolidated statements of cash flows, this imputed compensation is reflected as a non-cash item as Mr. and Mrs. Pence will receive no cash compensation for their executive management services during fiscal 2002. Please refer to Note 11 – (“Post-Balance Sheet Event – New Top-Level Management Structure” for further details).

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses Mr. and Mrs. Pence for (i) a pro rata portion of the financing costs, (ii) a pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $139,000 and $8,000 for the second quarters of fiscal 2002 and 2001, respectively.

7.    Net Income Per Share

The following is a reconciliation of net (loss) income (numerator) and the number of common shares (denominator) used in the computations of net (loss) income per basic and diluted common share (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Net (loss) income	$(650)	$1,296	$2,122	$2,673

Average shares outstanding used to determine net (loss) income per basic common share	10,626	10,646	10,606	10,603
Net effect of dilutive stock options based on the treasury stock method using average market price (1)	0	291	127	259

Average shares used to determine net (loss) income per diluted common share	10,626	10,937	10,733	10,862

(1)
Anti-dilutive stock options excluded from the above computations for the three months ended August 31, 2002 and September 1, 2001 were 373 and 280, respectively. Anti-dilutive stock options excluded from the above computations for the six months ended August 31, 2002 and September 1, 2001 were 371 and 301, respectively. Additionally, for the three months ended August 31, 2002, 103 potentially dilutive shares were excluded from average shares because they were antidilutive for the period. These 103 shares were considered antidilutive because the Company ended the fiscal 2002 second quarter in a net loss position.

8.    Commitments

The Company leases its East Coast Operations Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $4,189,000 and $2,075,000, including aggregate contingent rent expense of $47,000 and $130,000, for the second quarters of fiscal 2002 and 2001, respectively. The Company incurred aggregate rent expense under its operating leases of $7,837,000 and $4,030,000, including aggregate contingent rent expense of $112,000 and $167,000, for the first six months of fiscal 2002 and 2001, respectively.

As of August 31, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2002	$7,800
Fiscal 2003	16,883
Fiscal 2004	16,745
Fiscal 2005	16,181
Fiscal 2006	16,050
Fiscal 2007 (first half)	7,721
Thereafter	83,436

Total	$164,816

Additionally, the Company had inventory purchase commitments of approximately $94.6 million at August 31, 2002.

9.    Contingencies

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s liability, if any, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

The Company and its Coldwater Creek Outlet Stores Inc. subsidiary collect sales taxes from customers transacting purchases in states in which the Company or this subsidiary have physically based some portion of their retailing business. The Company and this subsidiary also pay applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. Failure to timely remit these taxes may result in interest and penalties being assessed. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

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

The following tables provide certain financial data for the Company’s Direct and Retail operating segments as well as reconciliations to the Company’s condensed consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2 – Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Fiscal 2001 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
	(in thousands)		(in thousands)
Net sales (1):
Direct	$68,566	$80,544	$157,119	$184,273
Retail	24,228	12,304	47,702	21,443

Consolidated net sales	$92,794	$92,848	$204,821	$205,716

Operating contribution:
Direct	$12,175	$14,491	$28,873	$28,055
Retail	(748)	230	259	751

Total operating contribution	11,427	14,721	29,132	28,806
Corporate and other	(12,448)	(12,736)	(25,483)	(24,682)

Consolidated (loss) income from operations	$(1,021)	$1,985	$3,649	$4,124

Depreciation and amortization:
Direct	$79	$88	$157	$177
Retail	1,821	500	3,091	1,020
Corporate and other	2,205	2,273	4,431	4,509

Consolidated depreciation and amortization	$4,105	$2,861	$7,679	$5,706

Total assets:
Direct			$62,259	$69,582
Retail			67,597	31,768
Corporate and other assets			50,034	64,444

Consolidated total assets			$179,890	$165,794

Capital expenditures:
Direct	$374	$310	$754	$310
Retail	3,840	5,130	8,809	5,918
Corporate and other	492	1,478	1,057	5,726

Consolidated capital expenditures	$4,706	$6,918	$10,620	$11,954

(1)	There have been no inter-segment sales during the reported periods.

Please note that the Operating Contribution amounts for the six months ended August 31, 2002 and September 1, 2001 include a correction of the amounts previously reported in the Company’s fiscal 2002 first quarter 10-Q. The correction was made to reclassify operating expenses associated with the Company’s outlet stores to the Direct Segment’s operating expenses. These costs had been incorrectly classified as operating expenses of the Company’s Retail Segment. The following table presents the corrected Operating Contribution by segment for the first quarters of fiscal 2002 and fiscal 2001.

	Q1 02
	Three Months Ended
	June 1, 2002	June 2, 2001
	(in thousands)
Operating contribution:
Direct	$16,698	$13,564
Retail	1,007	521

Total operating contribution	17,705	14,085
Corporate and other	(13,035)	(11,946)

Consolidated income from operations	$4,670	$2,139

11.    Post-Balance Sheet Event – New Top-Level Management Structure

On September 26, 2002, the Company announced its decision to implement a top-level management change. Under the new management structure, the Company’s founder and Chairman Dennis Pence will assume the title of Chief Executive Officer, while Georgia Shonk-Simmons will retain the title of President, with additional executive duties as Chief Merchandise Officer. In addition Mrs. Shonk-Simmons will retain her seat on the Board of Directors. As discussed more fully in “Note 6 – Arrangements with Principal Shareholders” Mr. Pence had declined to accept any salary for his executive management services through the first six months of fiscal 2002. In light of his now increasing involvement in the day-to-day operations of the Company, Mr. Pence has decided to accept remuneration for his executive management services. The amount of his remuneration has not yet been determined by the Company’s Board of Directors’ Compensation Committee. Additionally, effective September 1, 2002, Mrs. Pence has decided to retire from her position as the Company’s Executive Creative Director. Mrs. Pence will retain her seat on the Company’s Board of Directors and her position as Vice-Chairman of the Board of Directors.

Item 2.    Management’s Discussion and Analysis

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the prolonged weakness and uncertainty in the U.S. economy, and it’s pronounced effect on the apparel industry; the various risks inherent in offering apparel and other merchandise, such as long lead times, difficult to forecast inventory requirements, merchandise returns, and shipping costs; the possibility that our unproven “buy now/wear now” strategy will not be appealing to our customers, and that it could be impacted by unseasonable weather patterns; the various risks associated with the expansion of our business into retail, an area in which we have relatively limited experience, and the possibility that the expansion may strain our financial and management resources, as well as our administrative, reporting and internal control infrastructure; unexpected or increased costs or delays in the development and expansion of our retail chain and our potential inability to recover these costs due to sluggish sales; the difficulties inherent in forecasting unpredictable, and often volatile, customer tastes and buying trends, particularly in light of the current state of the U.S. economy and the possibility that any recent improvements in our product margins, or in customer response to our fall merchandise, may not be sustained; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays, as well as uncertainties associated with effective targeting of customers, and the high costs associated with prospect mailings; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases, and our potential failure to generate significantly increased sales; the possibility that either lower sales or higher than anticipated costs could effect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion; the possibility of a material disruption or slowdown in operations at our distribution center in Mineral Wells, West Virginia, at which our merchandise is stored and shipped for all of our sales channels; our potential inability to continue to locate, and negotiate on acceptable terms, leases of sites for store development; potential cost overruns and delays associated with site acquisition, build-out and launch of multiple retail stores; substantial, and increasing, competition in the women’s apparel industry; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the potential that if demand for our product is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which may result in lower average order dollars; the possibility that we may not be able to achieve targeted cost reductions, or that significant cost reductions may impair customer service; our ability to hire and retain qualified personnel, especially considering the strain on our personnel resources caused by the expansion of our business, the changes on our business model, and our company-wide cost cutting efforts; potential system interruptions associated with our e-commerce business; as well as other factors discussed elsewhere in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report for the fiscal year ended March 2, 2002 filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introductory Note

The following discussions are intended to be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto. In the discussions and table that follow, please note that certain minor arithmetical variances may arise due to the effects of rounding.

References to a fiscal year refer to the calendar year in which such fiscal year commences. Our fiscal year ends on the Saturday immediately preceding or following February 28th, whichever is chronologically closer. Our floating fiscal year-end typically results in a fifty-two week fiscal year but will occasionally give rise to an additional week resulting in a fifty-three week fiscal year. References herein to the three and six-month periods refer to the respective thirteen and twenty-six weeks ended on the date indicated.

When we discuss net sales and operating contribution by operating segment, please specifically refer to Note 10 – “Segment Reporting” to our accompanying condensed consolidated financial statements. Please also note that our comparative fiscal 2001 second quarter and fiscal 2001 first six months net sales by operating segment and net sales by sales channel have been reclassified to be consistent with the revised manner in which we allocated sales returns for fiscal 2001 beginning with our fiscal 2001 fourth quarter. This reclassification had no impact on our consolidated net sales for any reported fiscal period.

Please also note that during our preceding fiscal 2001 fourth quarter, we determined it is more appropriate to classify our deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. These costs, which are the direct costs we incur to develop, produce and circulate our direct mail catalogs, are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses (“SG&A”) over the expected sales realization cycle, typically several weeks. Our comparative fiscal 2001 first six months condensed consolidated statement of cash flows has been reclassified to be consistent with our fiscal 2002 first six months presentation.

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

Our long-established catalog business consists of regular targeted mailings of our four catalog titles and merchandise lines, Northcountry, Spirit of the West, Natural Elements and Home, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, each of our catalogs is carefully designed by our staff to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable. Please also see “Management’s Discussion and Analysis – “Future Outlook.”

Our e-commerce business continues to be our most profitable business as our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-priced, first-line merchandise line and also serves as our most effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in four individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and most cost effective shopping medium.

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

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected, as was the case in fiscal 2001. See Management’s Discussion and Analysis – “Future Outlook” for further details.

Fiscal 2002 Second Quarter Overview

During our fiscal 2002 second quarter, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened three new full-line retail stores utilizing a refined store model, while maintaining a balance sheet with relatively little short-term debt . Our refined store model, which we introduced in the fiscal 2002 first quarter, features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to measurably reduce our initial capital investment per store. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan to open six additional full-line retail stores during our fiscal 2002 third quarter (including two opened so far during our fiscal 2002 third quarter), all in time for the holiday shopping season. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

Also, during our fiscal 2002 second quarter, we continued with the implementation of our “buy now/wear now” strategy as we shifted the timing for mailing our fall catalogs nearer to the end of the fiscal 2002 second quarter than in previous fiscal second quarters. We believe this shift had a negative impact on our results for the fiscal 2002 second quarter. However, we believe that our decision to present fall merchandise closer to the time our customers would be wearing our offerings represents a sound strategic decision.

Furthermore, we continued to deploy a fiscal 2001 marketing initiative to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number approximately 5,600, accounted for $3.4 million in net sales during our fiscal 2002 second quarter, with approximately one-quarter of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.6 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

Although, we ended the fiscal 2002 second quarter in a net loss position, we were pleased to be able to achieve the above while confronting the significant business challenges that continue to be presented by a less-than-robust U.S. economy. In summary, our consolidated results for fiscal 2002 second quarter depict relatively flat net sales as a result of decreased Direct Segment net sales offset by increased Retail Segment net sales and reduced operating profitability due to increased costs associated with our retail expansion. You are encouraged to fully read the following discussions which analyze our fiscal 2002 second quarter consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail. Please also see “Management’s Discussion and Analysis – “Future Outlook.”

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (1)	61.1	57.8	58.5	56.9

Gross profit	38.9	42.2	41.5	43.1
Selling, general and administrative expenses	40.0	40.0	39.7	41.1

(Loss) income from operations	(1.1)	2.1	1.8	2.0
Interest, net, and other	—	0.1	—	0.1

(Loss) income before income taxes	(1.1)	2.3	1.8	2.1
Income tax (benefit) provision	(0.4)	0.9	0.8	0.8

Net (loss) income	(0.7)%	1.4%	1.0%	1.3%

(1)	Please note that the Company classifies store occupancy and other distribution center costs as a cost of sales.

Comparison of the Three and Six Months Ended August 31, 2002 with the Three and Six Months Ended September 1, 2001:

Consolidated Results

Our consolidated net sales for both the three months ended August 31, 2002 (“fiscal 2002 second quarter”) and the three months ended September 1, 2001 (“fiscal 2001 second quarter”) were nearly flat at $92.8 million. Our consolidated net sales for the six months ended August 31, 2002 (“the first six months of fiscal 2002”) were $204.8 million, a decrease of $0.9 million, or 0.4%, compared with the consolidated net sales of $205.7 million during the six months ended September 1, 2001 (“the first six months of fiscal 2001”).

Our consolidated net sales in the fiscal 2002 second quarter were negatively impacted primarily by decreased full-priced, first-line sales by our Direct Segment’s catalog business and e-commerce businesses, which was somewhat mitigated by better-than-expected catalog sales returns experience. More than offsetting the net sales decline by our Direct Segment’s catalog and e-commerce businesses were increased full-priced, first-line sales by our Retail Segment and, to a lesser extent, increased clearance sales by our Direct Segment’s e-commerce business. However, significantly lower shipping and handling revenue and, to a lesser extent, decreased clearance catalog sales by our Direct Segment’ catalog business, resulted in us experiencing a slight overall decrease in our consolidated net sales for the fiscal 2002 second quarter. Please refer to “Comparison of the Three and Six Months Ended August 31, 2002 with the Three and Six Months Ended September 1, 2001 – Operating Segment Results” below for further details.

Our consolidated net sales in the first six months of fiscal 2002 were negatively impacted by significantly decreased full-priced, first-line sales by our Direct Segment’s catalog business, which was somewhat mitigated by better-than-expected catalog sales returns experience. More than offsetting the preceding net sales decline by our Direct Segment’s catalog business were increased full-priced, first-lines sales by our Retail Segment and, to a lesser extent, increased full-priced, first-line sales by our Direct Segment’s e-commerce business. However, significantly decreased clearance catalog sales by our Direct Segment and, to a lesser degree, lower shipping and handling revenue, partially mitigated by increased e-commerce clearance sales, resulted in us experiencing a slight overall decrease in our consolidated net sales for the six months of fiscal 2002. Please refer to “Comparison of the Three and Six Months Ended August 31, 2002 with the Three and Six Months Ended September 1, 2001 – Operating Segment Results” below for further details.

Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. For the fiscal 2002 second quarter, our consolidated cost of sales were $56.7 million, an increase of $3.0 million, or 5.7%, from $53.7 million in the fiscal 2001 second quarter. For the first six months of fiscal 2002, our consolidated cost of sales were $119.8 million, an increase of $2.8 million, or 2.4%, from $117.0 million in the first six months of fiscal 2001. Our consolidated gross profit decreased by $3.1 million, or 7.9%, to $36.1 million for the fiscal 2002 second quarter from $39.2 million in the fiscal 2001 second quarter, and our consolidated gross margin decreased to 38.9% for the fiscal 2002 second quarter from 42.2% in the fiscal 2001 second quarter. Our consolidated gross profit decreased by $3.7 million, or 4.1%, to $85.1 million for the first six months of fiscal 2002 from $88.7 million in the first six months of fiscal 2001, and our consolidated gross margin decreased to 41.5% for the first six months of fiscal 2002 from 43.1% in the first six months of fiscal 2001.

For the fiscal 2002 second quarter, the decreases in our consolidated gross profit dollars and gross margins primarily were attributable to increased occupancy costs from the addition of 23 new retail stores since the fiscal 2001 second quarter and, to a lesser extent, decreased margins on full-price, first-line sales and clearance sales by our Direct Segment’s catalog business. These decreases were partially offset by better than anticipated returns experience in our Direct Segment’s catalog and e-commerce businesses, improved margins on full-price, first-line sales by our Retail Segment and, to a lesser extent, improved margins on first-line, full price sales by our Direct Segment’s e-commerce business. Also, improved margins on clearance sales by the Direct Segment’s e-commerce and outlet store businesses helped offset the above decreases in gross profit dollars and gross margin.

For the first six months of fiscal 2002, the decreases in our consolidated gross profit dollars and gross margins primarily were attributable to increased occupancy costs from the addition of 23 new retail stores since the fiscal 2001 second quarter and, to a lesser extent, decreased margins on clearance sales by our Direct Segment’s e-commerce and catalog businesses. Also contributing to the decrease in gross profit dollars was the aforementioned decrease in our consolidated net sales for the first six months of fiscal 2002. These decreases were partially offset by better than anticipated returns experience in our Direct Segment’s catalog and e-commerce businesses and, to a lesser extent, improved margins on full-priced, first-line sales by our Retail Segment.

Our consolidated selling, general & administrative (“SG&A”) expenses consist primarily of general and administrative expense and, to a slightly lesser extent, selling and marketing expenses. Our consolidated SG&A expenses for the fiscal 2002 second quarter were $37.1 million, a decrease of $0.1 million, or 0.2%, from $37.2 million in the fiscal 2001 second quarter. Our consolidated SG&A expenses as a percentage of our consolidated net sales remained virtually flat at 40.0% for both the fiscal 2002 second quarter and the fiscal 2001 second quarter. Our consolidated SG&A expenses for the first six months of fiscal 2002 were $81.4 million, a decrease of $3.2 million, or 3.8%, from $84.6 million in the first six months of fiscal 2001. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 39.7% for the first six months of fiscal 2002 from 41.1% for the first six months of fiscal 2001.

For the fiscal 2002 second quarter, our SG&A expenses were positively effected by reduced catalog cost amortization related to the aforementioned shift in the timing of the mailing of our fall catalog and, to a lesser extent, by the mailing of 1.2 million, or 3.8%, fewer catalogs as more fully discussed below. These positive impacts were almost entirely offset by incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment. The associated personnel costs primarily included administrative and technical support salaries, store wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Our SG&A rate was positively impacted by a greater portion of our consolidated net sales being contributed by the Retail Segment. We attribute this experience to the fact that a substantial portion of the costs associated with our Retail Segment are considered occupancy costs and are included in our cost of sales rather than in our SG&A. This is a trend we expect to continue as we open additional retail stores. This positive impact was entirely offset by increased customer prospecting from which we historically elicit diminished customer response rates and lower average order dollars.

For the first six months of fiscal 2002, the decrease in our SG&A expenses was attributable to substantially reduced catalog marketing expenses primarily due to the mailing of 7.0 million, or 9.4%, fewer catalogs being partially offset by increased costs associated with our Retail Segment as discussed more fully above. Our SG&A rate was positively impacted by a greater portion of our consolidated net sales being contributed by the Retail Segment partially offset by increased customer prospecting as more fully discussed above.

We view each of our catalog mailings as an integral part of our ongoing overall marketing investment in current and future customer growth across all of our sales channels. Traditionally, we pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, we continued to maintain a conservative circulation strategy during the first six months of fiscal 2002, as we did throughout all of fiscal 2001, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2002 second quarter catalog mailings were 31.1 million, a decrease of 1.2 million catalogs, or 3.8%, from our 32.3 million catalog mailings in the fiscal 2001 second quarter. Our catalog mailing during the first six months of fiscal 2002 were 67.0 million, a decrease of 7.0 million catalogs, or 9.4%, from our 74.0 million catalog mailings in the first six months of fiscal 2001. Although curtailed, our fiscal 2002 first six month catalog mailings resulted in our proprietary catalog mailing list growing to 13.1 million names at August 31, 2002 from 12.5 million names at March 2, 2002. Our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, declined slightly to 2.5 million at August 31, 2002 from 2.6 million at March 2, 2002.

As a result of the foregoing, we had a loss from operations of $1.0 million for the fiscal 2002 second quarter, a decrease of $3.0 million, or 151.4%, from the income from operations of $2.0 million for the fiscal 2001 second quarter. For the first six months of fiscal 2002, income from operations decreased by $0.5 million, or 11.5%, to $3.6 million from $4.1 million in the first six months of fiscal 2001.

Our consolidated net interest and other income was minimal during the second quarters and first six months of both fiscal 2002 and fiscal 2001 as we continued to utilize excess working capital to fund the continued expansion of our Retail Segment.

For the fiscal 2002 second quarter we had a consolidated benefit from income taxes of $0.4 million compared with a consolidated provision for income taxes of $0.8 million for the fiscal 2002 second quarter. Our effective income tax rate for the fiscal 2002 second quarter decreased to 36.8% from 38.7% for the fiscal 2001 second quarter. Our pre-tax operating loss resulted in our recording a benefit from income taxes for the fiscal 2002 second quarter. The decrease in the effective tax rate was primarily the result of the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value salaries for Mr. and Mrs. Pence partially offset by the our Retail Segment’s expansion into and within states with high corporate income tax rates. Please see “Management’s Discussion & Analysis- Other Matters – Related Party Transactions” for further details.

For the first six months of fiscal 2002 our consolidated provision for income taxes decreased $0.1 million, or 8.0%, to $1.6 million from $1.7 million for the first six months of fiscal 2001. Our effective income tax rate for the first six months of fiscal 2002 increased to 42.3% from 38.7 for the first six months of fiscal 2001. The decrease in our income tax expense was primarily the result of lower pre-tax income. The increase in our effective income tax rate was primarily the result of our Retail Segment’s expansion into and within states with high corporate income tax rates and, to a lesser extent, the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value salaries for Mr. and Mrs. Pence. Please see “Management’s Discussion & Analysis- Other Matters – Related Party Transactions” for further details.

We completed the fiscal 2002 second quarter realizing a consolidated net loss of $0.7 million (net loss per basic share of $0.06) as compared to consolidated net income of $1.3 million (net income per basic and diluted share of $0.12) in the fiscal 2001 second quarter, a decrease of $1.9 million or 150.2%. We completed the first six months of fiscal 2002 realizing consolidated net income of $2.1 million (net income per basic and diluted share of $0.20) as compared to consolidated net income of $2.7 million (net income per basic and diluted share of $0.25) a decrease of $0.6 million or 20.6%.

Operating Segment Results

Our Direct Segment contributed $68.6 million in net sales for the fiscal 2002 second quarter, a decrease of $12.0 million, or 14.9%, from the $80.5 million contributed in the fiscal 2001 second quarter. Our Direct Segment constituted 73.9% and 86.7% of our consolidated net sales for the second quarters of fiscal 2002 and 2001, respectively. Our Direct Segment contributed $157.1 million in net sales for the first six months of fiscal 2002, a decrease of $27.2 million, or 14.7%, from the $184.3 million contributed in the first six months of fiscal 2001. Our Direct Segment constituted 76.7% and 89.6% of our consolidated net sales for the first six months of fiscal 2002 and 2001, respectively.

Our Direct Segment’s catalog and outlet store businesses, on a stand-alone basis, contributed $40.6 million in net sales for the fiscal 2002 second quarter, a decrease of $11.3 million, or 21.8%, from the $52.0 million contributed in the fiscal 2001 second quarter. Our Direct Segment’s catalog and outlet store businesses, on a stand-alone basis, contributed $90.7 million in net sales for the first six months of fiscal 2002, a decrease of $30.3 million, or 25.0%, from the $121.0 million contributed in the first six months of fiscal 2001. Our catalog and outlet store businesses constituted 43.8% and 56.0% of our consolidated net sales, and 59.3% and 64.5% of our Direct Segment’s net sales, for the second quarters of fiscal 2002 and 2001, respectively. Our catalog business and outlet stores constituted 44.3% and 58.8% of our consolidated net sales, and 57.7% and 65.7% of our Direct Segment’s net sales, for the first six months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 second quarter, the above decrease in net sales primarily reflects our significantly lower full-priced, first-line catalog sales which we primarily attribute to the soft consumer demand for women’s apparel stemming from the generally weak U.S. economy and, to a lesser extent, the shift in the timing of the mailing of our fall catalogs in conjunction with our “buy now/wear now” merchandising strategy and to the mailing of 1.2 million, or 3.8%, fewer catalogs. Better-than-expected catalog sales returns experience mitigated this sales decrease. To a lesser extent, the above decrease in net sales reflects substantially lower shipping and handling revenue, which is a direct result of our reduced catalog business, and decreased net sales contribution by our clearance catalog due to lower response rates and average order dollars.

For the first six months of fiscal 2002, the above decrease in net sales primarily reflects our significantly lower full-priced, first-line catalog sales which we primarily attribute to the soft consumer demand for women’s apparel stemming from the generally weak U.S. economy and, to a lesser extent, the mailing of 7.0 million, or 9.4%, fewer catalogs. Also contributing to the above net sales decline were our substantially lower catalog clearance sales as we did not mail a clearance catalog during the fiscal 2002 first quarter and, as discussed above, we realized lower response rates and average order dollars related to our fiscal 2002 second quarter clearance catalog mailings. Better-than-expected catalog sales returns experience mitigated this sales decrease. To a lesser extent, the above decrease in net sales reflects substantially lower shipping and handling revenue, which is a direct result of our reduced catalog business.

For both the fiscal 2002 second quarter and first six months, we attribute the balance of the above decrease in net sales to our sought after migration of full-priced, first-line merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is our most efficient and cost effective sales channel. As such, we realize increased profitability whenever an existing catalog customer chooses to utilize our web site, whether it be for an entire shopping experience or just to place a catalog or store-initiated order.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $27.9 million for the fiscal 2002 second quarter, a decrease of $0.7 million, or 2.3%, from the $28.6 million contributed in the fiscal 2001 second quarter. Our e-commerce business constituted 30.1% and 30.8% of our consolidated net sales, and 40.7% and 35.5% of our Direct Segment’s net sales, for the second quarters of fiscal 2002 and 2001, respectively. Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $66.4 million for the first six months of fiscal 2002, an increase of $3.1 million, or 4.9%, from the $63.3 million contributed in the first six months of fiscal 2001. Our e-commerce business constituted 32.4% and 30.8% of our consolidated net sales, and 42.3% and 34.3% of our Direct Segment’s net sales, for the first six months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 second quarter, the above decrease in net sales primarily reflects our decreased full-priced, first-line e-commerce sales which we primarily attribute to the aforementioned shift in the timing of the mailing of our fall catalogs in conjunction with our “buy now/wear now” merchandising strategy and, to a lesser extent, to the mailing of 1.2 million, or 3.8%, fewer catalogs. Better-than-expected e-commerce sales returns experience mitigated this sales decrease as did increased e-commerce clearance sales although to a lesser extent. We believe our e-commerce net sales decreased substantially less than our catalog net sales due to incremental business generated from new customers obtained through our increased participation in affiliate web site programs, our ongoing e-mail promotional efforts with existing customers, new customers obtained through targeted advertising in national magazines popular with our core demographic and migrating catalog customers and catalog-initiated web site orders. We also believe that our e-commerce business is increasingly realizing sales from customers initially obtained by us through our retail store openings. Our proprietary e-mail address database consisted of 1.6 million names at August 31, 2002 compared to 1.5 million names at March 2, 2002.

For the first six months of fiscal 2002, we primarily attribute the above net sales increase to incremental business generated from new customers, as discussed above, partially offset by the mailing of 7.0 million, or 9.4%, fewer catalogs. Our net sales also benefited from increased e-commerce clearance sales and, to a lesser extent, better-than-expected e-commerce sales returns experience.

Our Retail Segment contributed $24.2 million in net sales for the fiscal 2002 second quarter, an increase of $11.9 million, or 96.9%, from the $12.3 million contributed in the fiscal 2001 second quarter. Our Retail Segment constituted 26.1% and 13.3% of our consolidated net sales for the second quarters of fiscal 2002 and 2001, respectively. Our Retail Segment contributed $47.7 million in net sales for the first six months of fiscal 2002, an increase of $26.3 million, or 122.5%, from the $21.4 million contributed in the first six months of fiscal 2001. Our Retail Segment constituted 23.3% and 10.4% of our consolidated net sales for the first six months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 second quarter, the above increase in net sales primarily reflects incremental sales from our addition of 23 full-line retail stores since our fiscal 2001 second quarter, partially offset by reduced net sales contributed by the 11 full-line retail stores that were open during the entirety of both second quarters of fiscal 2002 and 2001.

For the first six months of fiscal 2002, the above increase in net sales primarily reflects incremental sales from our addition of 23 full-line retail stores since our fiscal 2001 second quarter, partially offset by reduced net sales contributed by the 10 full-line retail stores that were open during the entirety of both the first six months of fiscal 2002 and 2001.

Our Direct Segment’s operating contribution, as defined, for the fiscal 2002 second quarter was $12.2 million as compared to $14.5 million for the fiscal 2001 second quarter. Our Direct Segment’s operating contribution, as defined, for the first six months of fiscal 2002 was $28.9 million as compared to $28.1 million for the first six months of fiscal 2001.

For the fiscal 2002 second quarter, we primarily attribute the above decrease in our Direct Segment’s operating contribution, as defined, to decreased full-price, first-line sales from our catalog and e-commerce businesses and, to a lesser extent, increased customer prospecting. Substantially reduced catalog marketing expenses and, to a lesser extent, better-than-anticipated sales returns experience partially offset the effects of the decreases in our Direct Segment’s full-price, first-line sales.

For the first six months of fiscal 2002, we primarily attribute the above increase in our Direct Segment’s operating contribution, as defined, to substantially reduced catalog marketing expenses, better-than-anticipated sales returns experience and reduced clearance sales partially offset by decreased first-line, full-price sales from our catalog and e-commerce businesses.

Our Retail Segment’s operating contribution, as defined, for the fiscal 2002 second quarter was $(0.7) million as compared to $0.2 million for the fiscal 2001 second quarter. Our Retail Segment’s operating contribution, as defined, for the first six months of fiscal 2002 was $0.3 million as compared to $0.8 million for the first six months of fiscal 2001.

For the fiscal 2002 second quarter and first six months, we primarily attribute the reduced contribution from our Retail Segment to increased fixed occupancy costs and increased personnel and infrastructure costs. Additionally, for the first six months of fiscal 2002, increased preopening costs from the opening of eight new retail stores versus four during the first six months of fiscal 2001 contributed to the decrease in the Retail Segment’s operating contribution, as defined, although to a lesser degree.

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

Our operating activities generated $1.5 million of positive cash flow during the first six months of fiscal 2002, a decrease of $14.9 million, or 91.0%, as compared to the $16.4 million of positive cash flow generated during the first six months of fiscal 2001. On a comparative fiscal year-to-date basis, the decrease in our operating cash flows primarily reflects the negative cash flow effects of substantially increased prepaid and deferred catalog costs and decreased accounts payable and accrued liabilities. Slightly offsetting such were the positive cash flow effects of increased non-cash depreciation and amortization expenses and increased non-current deferred rents.

Our investing activities consumed $10.4 million and $12.0 million of cash during the first six months of fiscal 2002 and 2001, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2002 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for eight new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. In contrast, our fiscal 2001 year-to-date capital expenditures primarily reflected the cost of leasehold improvements for four new retail stores and, to a lesser extent, the cost of retrofitting of a portion of our then Sandpoint Distribution Center into additional administrative space as well as related furnishings. Our year-to-date investing activities for fiscal 2002 also reflect $0.3 million in repayments of loans to executives.

Our financing activities provided $4.3 million and used $2.0 million of cash during the first six months of fiscal 2002 and 2001, respectively. The fiscal 2002 year-to-date financing activities consisted of $2.7 million in checks written in excess of cash, $0.9 million in net proceeds from exercises of stock options and $0.7 million in advances under our revolving line of credit. The fiscal 2001 year-to-date financing activities reflects the outlay of $2.6 million for treasury stock repurchases, partially offset by $0.6 million in net proceeds from exercises of stock options.

As a result of the foregoing, and after our previously discussed reclassification of deferred catalog costs as current assets, we had $27.2 million in consolidated working capital at August 31, 2002 as compared to $26.7 million at March 2, 2002. Our consolidated current ratio was 1.4 at August 31, 2002 and March 2, 2002. We had $2.7 million in checks written in excess of cash and $0.7 million in advances under our revolving line of credit at August 31, 2002 as compared with no outstanding short or long-term bank debt at March 2, 2002.

As previously discussed, we embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 35 full-line “metropolitan” retail stores at August 31, 2002 are in addition to our two previously existing full-line “destination” or “resort” retail stores. We believe that the revised store model we adopted at the beginning of fiscal 2002, as previously discussed, will allow us to ultimately access many attractive middle-market areas in addition the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan on opening six additional full-line retail stores during the remainder of fiscal 2002 (including two opened so far during our fiscal 2002 third quarter), all in time for the holiday shopping season. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $0.7 million to $1.0 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations on favorable terms within attractive metropolitan malls and lifestyle centers.

We currently estimate between $7.0 million and $9.0 million in total capital expenditures for the balance of fiscal 2002, primarily being leasehold improvements for six new retail stores (including the two new retail stores opened so far during our fiscal 2002 third quarter) and, to a substantially lesser extent, various technology additions and upgrades, the retro-fitting of our vacated Sandpoint, Idaho distribution center for various corporate purposes and leasehold improvements for three additional outlet stores. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our existing bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

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

Future Outlook

The modest improvement we noted in overall consumer demand entering calendar 2002 continues to date, albeit still inconsistent day-to-day and week-to-week. We had hoped to begin realizing a sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, by early fall of 2002. However, based on our observation of recent economic trends and buying patterns, we currently do not expect to see any significant and lasting improvement in consumer demand in the foreseeable future. Our current merchandise buy plans and catalog circulation plans reflect this expectation. Pending a significant and sustained improvement in consumer demand, our various cost-containment measures from fiscal 2001 will remain in place. These measures include, among others, a general across-the-board freeze on salaries and performance-based bonuses that are contingent upon us meeting our annual financial goals.

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

We also decided during our fiscal 2001 fourth quarter to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and instead incorporate its most popular product categories into our remaining catalog titles and merchandise lines. Similarly, we decided to eventually eliminate our dedicated “Gallery” web site (www.galleryatcoldwatercreek.com) and specialty merchandise line and instead incorporate its most popular items into our retail stores. The Gallery web site will remain available to our customers until the Gallery inventory is depleted. Any remaining inventory that is not being transitioned will be cleared through our existing disposition vehicles. Our combined fiscal 2001 net sales for “Home” and “Gallery” were $18.0 million. Additionally, of the 161.0 million catalogs we mailed during fiscal 2001, 10.7 million were “Home” catalogs.

Furthermore, as part of our ongoing efforts to make our merchandise more seasonally appropriate, we continue to implement our recently adopted “buy now/wear now” merchandising strategy whereby, in the fiscal 2002 second quarter, we began offering our apparel in closer proximity to the season in which it is intended to be worn. In connection with this strategy, we delayed by approximately one week the introduction of our fall merchandise offerings as previously discussed. Additionally, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we have recently begun to alter our apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. We expect our sales to measurably benefit from this initiative later this year, although there can be no assurance of such.

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

Recently Issued Accounting Standards Not Yet Adopted or Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized cost will be depreciated over the useful life of the related asset. We will adopt SFAS No. 143, as required, effective March 2, 2003 for our fiscal 2003 consolidated financial statements. We are continuing to assess the provisions of SFAS No. 143 and currently are unable to definitively conclude as to the likely impact of its adoption on our consolidated financial statements. However, based on our preliminary assessment of SFAS No. 143, we currently believe that adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in our consolidated financial statements for the fiscal 2002 first quarter with no material impact. We will adopt all other provisions of SFAS No. 145, as required, effective March 2, 2003 for our fiscal 2003 consolidated financial statements for the first quarter of fiscal 2003. We are continuing to assess these other provisions of SFAS No. 145 and currently are unable to definitively conclude as to the likely impact of their adoption on our consolidated financial statements. However, based on our preliminary assessment of these other provisions of SFAS No. 145, we currently believe that adoption of these other provisions of SFAS No. 145 will not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are continuing to assess the provisions of SFAS No. 146 and the likely impact of their adoption on the our consolidated financial statements.

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

As of August 31, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2002	$7,800
Fiscal 2003	16,883
Fiscal 2004	16,745
Fiscal 2005	16,181
Fiscal 2006	16,050
Fiscal 2007 (first half)	7,721
Thereafter	83,436

Total	$164,816

Additionally, the Company had inventory purchase commitments of approximately $94.6 million at August 31, 2002.

See Note 8 – “Commitments” to our accompanying condensed consolidated financial statements for further details.

Related Party Transactions

Executive Loan and Deferred Compensation Programs

We maintain an Executive Loan Program under which we may make, at our sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in our Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with us terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at August 31, 2002 and March 2, 2002, respectively. Due to the recent enactment of the Sarbanes-Oxley Act (“the Act”) which prohibits loans to executive officers, this program has been suspended. Furthermore, none of the loans outstanding prior to the enactment of the Act had any of their terms modified.

During fiscal 2000 and 2001, the Compensation Committee of our Board of Directors authorized compensation bonus pools totaling $250,000 and $75,000, respectively, as additional incentives to retain certain designated key employees. We are accruing the related compensation expense to each designated key employee on a straight-line basis over a twenty-four month period based on specified performance criteria. On March 25, 2002, $200,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. On September 25, 2002, the remaining $50,000 of the $250,000 compensation bonus pool was considered earned and subsequently paid in full. The balance in the remaining pool will be payable provided certain specified performance criteria are met over the preceding 24-month period.

On March 15, 2002, our Compensation Committee of the Board of Directors authorized retention compensation incentives for two designated key employees in the aggregate amount of $900,000. We are accruing the related compensation expense to each designated key employee on a straight-line basis over the thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

Arrangements with Principal Shareholders

In light of our not achieving our financial goals for fiscal 2001, our principal shareholders, Dennis and Ann Pence, have declined, to date, to accept any salaries for their executive management services during fiscal 2002. However, as required by generally accepted accounting principles in the United States, we are imputing on a straight-line basis into our consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for fiscal 2002 with corresponding offsetting credits to our consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. With respect to the condensed consolidated statements of cash flows, this imputed compensation is reflected as a non-cash item as Mr. and Mrs. Pence will receive no cash compensation for their executive management services during fiscal 2002. Please refer to Note 11 – (“Post-Balance Sheet Event – New Top-Level Management Structure” to our accompanying condensed consolidated financial statements for further details).

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, we reimburse Mr. and Mrs. Pence for (i) a pro rata portion of the financing costs, (ii) a pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $139,000 and $8,000 for the second quarters of fiscal 2002 and 2001, respectively.

Risk Factors

Continuing Economic Weakness and Uncertainty

Our business, financial condition, results of operations and cash flows were negatively impacted in fiscal 2001 by soft consumer demand for women’s apparel stemming from generally weak economic conditions. Our business has continued to be negatively impacted by the overall sluggishness of the U.S. economy. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. We had hoped to begin realizing a sustained improvement in consumer demand, particularly for full-priced, first-line merchandise, by early fall of 2002. However, based on our observation of recent economic trends and buying patterns, we currently do not expect to see any significant and lasting improvement in consumer demand in the foreseeable future. In response to lower demand, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction. Also, during fiscal 2002 we have implemented various cost control measures to reduce operating expenses, including general salary freezes, reductions in work force and the closure of our Sandpoint, Idaho distribution center. There can be no assurance that these cost reduction measures will have a significant positive impact on our overall expense structure. Moreover, our cost-cutting measures may have a negative effect on customer service and employee morale. Should the U.S. economy not recover in a timely manner, or should we not sufficiently participate in any such recovery, our overall business, financial condition, results of operations and cash flows would be materially adversely impacted. Further, lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

Our Dependence on Key Personnel

Our future success depends largely on the efforts of our executive management team, which consists of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Mel Dick, Executive Vice-President and Chief Financial Officer, and the loss of any of these individuals could have a material adverse effect on our business. Continuing to attract and retain well-qualified key personnel is crucial to our successful continued operations and expansion. In addition, our location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. Further, if we experience vacancies in key roles, it could have a material adverse impact upon of our ability to properly conduct our business operations and pursue our growth initiatives, and as a result, could have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Prior to joining our Company, Mr. Dick, our Executive Vice-President and Chief Financial Officer, was Senior Global Partner of Technology, Telecommunications and Media for Arthur Andersen LLP. Mr. Dick served as the lead engagement partner for Andersen’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001 and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. In connection with the government’s investigation into WorldCom’s recent restatement of its financial statements and earnings, Mr. Dick voluntarily testified in a hearing before the U.S. House of Representative’s Finance Committee regarding Andersen’s audit of WorldCom’s consolidated financial statements. The ongoing investigation of the WorldCom matter may impair Mr. Dick’s ability to devote his full time and attention to our Company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of our Company.

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion

During fiscal years 1999, 2000 and 2001, we opened two, six and nineteen new full-line retail stores, respectively. During the first six months of fiscal 2002, we opened eight additional stores. We currently plan to open six additional new stores during the remainder of fiscal 2002 (including two additional stores opened so far during our fiscal 2002 third quarter), all in time for the November/December holiday shopping season. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore leverage our new cost structure with sufficient incremental sales. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. As such, any investor in our Company must consider the fact that our efforts in this relatively new business remain largely unproven to date, and that our retail model continues to evolve. We recently refined our store model to incorporate a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. Additionally, you should consider that, although certain members of our management team have brought significant retail store experience to our Company, as a Company we have relatively limited experience with planning, opening and managing geographically dispersed retail stores, and in designing, implementing and maintaining the necessary operational, administrative and financial infrastructure, human resources and internal controls. Any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs, as in fiscal 2001 and the fiscal 2002 second quarter and first six months, will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

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

Risks Associated with Our Growth Strategy

Our growth strategy primarily includes the following components: (i) further development of our catalog, e-commerce and retail store businesses, (ii) the possible introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation (when market conditions permit) and increased response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, when market conditions permit, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustained acceptance in the marketplace. Any substantial inability on our part to further develop and grow our catalog, e-commerce and retail store businesses, to maintain our historical average order size and response rates, and to leverage the success of existing catalog titles to new merchandise lines, catalogs, web sites and retail stores would likely have a material adverse effect on our financial condition, results of operations and cash flows.

We initially identified through the use of our Direct Channel’s extensive customer database a total of 80 potential “metropolitan” retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness exists. During our fiscal 2002 first quarter we began deploying our revised store model to reduce our initial capital investment per store by approximately one-fifth. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets, although there can be no assurance of such. In any case, we remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of approximately six additional full-line “metropolitan” retail stores during the balance of fiscal year 2002 (including two stores opened so far during our fiscal 2002 third quarter). We have had limited experience operating geographically dispersed retail stores. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of leasehold improvements, inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. There can be no assurance that additional debt or equity capital will be available to us to meet these needs on acceptable terms, or at all. In addition, various elements of our growth strategies, including our aggressive catalog-mailing program, our aggressive e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

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

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our then understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

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

Risks Affecting Our Ability to Fulfill Orders

Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, distribution center, management information systems and on the timely performance of third parties such as shipping companies and the U.S. Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes (see below for discussion regarding current issues), telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel or refuse to receive orders due to late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. Additionally, merchandise is stored and shipped for all of our channels from our sole distribution center in Mineral Wells, West Virginia. We believe that our success to date has been based in part on our reputation for superior customer service, and any impairment of our customer service reputation could have a material adverse effect on our overall business. Any material disruption in or destruction of part or all of our call centers or distribution center caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our overall financial condition, results of operations and cash flows.

On September 30, 2002 the Pacific Maritime Union, which represents shippers, locked-out the International Longshore and Warehouse Union workers on the west coast as a result of a labor dispute. The lockout lasted 10 days ending when, under a federal court order, the west coast longshoremen returned to work for an 80 day “cooling off” period. According to the Pacific Maritime Union, the 10 day work stoppage has left an approximate 10 week backlog of products to be shipped. To this point, the labor dispute has not had a material impact on our operations. However, if this dispute is not resolved during this “cooling off” period, in the coming months we may experience delays or stoppages in our receipt of merchandise from the east coast, as well as the west coast, as shipments for many companies would be rerouted. Additionally, we believe interstate trucking and air freight companies may see a dramatic increase in demand for their services which in turn could cause us to experience delays in the receipt of merchandise. Any interruption in the free flow of merchandise from either the west coast or east coast could have a material adverse effect on our ability to provide the timely delivery of merchandise and on our overall financial condition, results of operations and cash flows.

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

Potential Continuing Business Interruptions Due To Increased Security Measures In Response To Terrorism

In response to terrorist attacks of 2001 and continuing threats thereof, many of the primary service components underlying the U.S. system of free and open commerce have been adversely impacted and fundamentally altered, resulting in periodic service delays and stoppages and certain incremental operating costs. These service components would include, among others, transportation, freight, mail, U.S. Customs, and financial services. As our business remains dependent upon the free flow of products and services through the channels of commerce, further service delays or stoppages or incremental operating costs, could have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures: The company’s Chief Executive Officer, its President and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to such officers on a timely basis.

(b)  Change in internal controls: Since the company’s most recent evaluation of internal controls, the company has made no significant changes in, nor taken any corrective actions regarding, internal controls or other factors that could significantly affect these controls.

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

Item 5.    Other Information

No reportable events

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits:

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws

4.1*	Specimen of Stock Certificate

10.1.1*	Form of Indemnity Agreement between the Registrant and each of its Directors

10.1.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence

10.1.3*	Lease to Coeur d’Alene Call Facility

10.1.4*	Lease to Cedar Street Bridge Store

10.1.5*	Lease to Jackson Hole Retail Store

10.1.6*	Loan Agreement dated September 9, 1996 between the Company and U.S. Bank of Idaho, formerly West One Bank, Idaho

10.2*	1996 Stock Option/Stock Issuance Plan (Amended and Restated as of July 14, 2001)

10.2.1*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan

16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002

23*	Consent of Independent Public Accountants (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

24.1*	Power of Attorney (included on the signature page to S-1)

99*
Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

99.1	Certification by Dennis C. Pence, Melvin Dick and Georgia Shonk-Simmons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	PREVIOUSLY FILED

b.    There were no reports filed on Form 8-K during the three months ended August 31, 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 15th day of October 2002.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer

By:	/s/ GEORGIA SHONK-SIMMONS
President and Chief Merchandising Officer

Certification pursuant to Rule 13a-14 promulgated under the Securities Exchange
Act of 1934, as amended

I, Dennis C. Pence, Chairman and Chief Executive Officer of the Board of Directors of Coldwater Creek Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coldwater Creek, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ DENNIS C. PENCE
Dennis C. Pence Chairman and Chief Executive Officer

Certification pursuant to Rule 13a-14 promulgated under the Securities Exchange
Act of 1934, as amended

I, Melvin Dick, Executive Vice President and Chief Financial Officer of Coldwater Creek Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coldwater Creek, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ MELVIN DICK
Melvin Dick Executive Vice President and Chief Financial Officer

Certification pursuant to Rule 13a-14 promulgated under the Securities Exchange
Act of 1934, as amended

I, Georgia Shonk-Simmons, President and Chief Merchandising Officer of Coldwater Creek Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coldwater Creek, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ GEORGIA SHONK-SIMMONS
Georgia Shonk-Simmons President and Chief Merchandising Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification by Dennis C. Pence, Melvin Dick and Georgia Shonk-Simmons pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.