Form 10-Q
period 2002-11-30
COLDWATER CREEK INC
filed 2003-01-14
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of January 6, 2003
Common Stock ($.01 par value)	15,975,674

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	November 30, 2002	March 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,247	$4,989
Receivables	10,859	4,927
Inventories	80,038	64,295
Prepaid and other	4,090	5,923
Prepaid and deferred catalog costs	14,314	7,770
Deferred income taxes	2,250	2,250

Total current assets	130,798	90,154

Property and equipment, net	81,753	78,282
Executive Loans	548	811

Total assets	$213,099	$169,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,188	$46,514
Accrued liabilities	23,584	16,961
Income taxes payable	2,720	—

Total current liabilities	95,492	63,475
Deferred income taxes	1,794	3,794
Deferred rents	11,632	7,050

Total liabilities	108,918	74,319

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 16,161,449 and 16,047,873 shares issued, respectively (1)	162	160
Additional paid-in capital	51,017	49,609
Treasury shares, at cost, 209,100 shares	(4,715)	(4,715)
Retained earnings (1)	57,717	49,874

Total stockholders’ equity	104,181	94,928

Total liabilities and stockholders’ equity	$213,099	$169,247

(1)
The above common stock issued and retained earnings amounts have been adjusted to reflect a 50% stock dividend in the form of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” and Note 7—“Net Income Per Share” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
Statements of Operations:
Net sales	$153,802	$141,707	$358,623	$347,423
Cost of sales	88,414	79,245	208,179	196,247

Gross profit	65,388	62,462	150,444	151,176
Selling, general and administrative expenses	55,987	59,991	137,394	144,581

Income from operations	9,401	2,471	13,050	6,595
Interest, net, and other	57	106	83	343

Income before income taxes	9,458	2,577	13,133	6,938
Income tax provision	3,735	999	5,288	2,687

Net income	$5,723	$1,578	$7,845	$4,251

Net income per share—Basic (1)	$0.36	$0.10	$0.49	$0.27

Weighted average shares outstanding—Basic (1)	15,953	15,786	15,923	15,915

Net income per share—Diluted (1)	$0.36	$0.10	$0.49	$0.26

Weighted average shares outstanding—Diluted (1)	16,001	16,125	16,067	16,287

(1)
The above weighted average shares outstanding and net income per share amounts have been adjusted to reflect a 50% stock dividend in the form of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” and Note 7—“Net Income Per Share” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	November 30, 2002	December 1, 2001
OPERATING ACTIVITIES:
Net income	$7,845	$4,251
Non cash items:
Depreciation and amortization	11,448	8,897
Deferred rents	(271)	(39)
Contributed services	227	—
Deferred income taxes	(2,000)	—
Other	353	—
Net change in current assets and liabilities:
Receivables	(488)	(3,153)
Inventories	(15,743)	(5,604)
Prepaid and other	2,127	(830)
Prepaid and deferred catalog costs	(6,544)	661
Accounts payable	22,674	26,555
Accrued liabilities	6,147	2,517
Current income tax liabilities	2,720	—

Net cash provided by operating activities	28,495	33,255

INVESTING ACTIVITIES:
Purchase of property and equipment	(15,347)	(28,031)
Executive loan repayments	263	251

Net cash used in investing activities	(15,084)	(27,780)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	900	804
Common shares repurchased for treasury	—	(4,715)
Other financing costs	(53)	(53)

Net cash provided by (used in) financing activities	847	(3,964)

Net increase in cash and cash equivalents	14,258	1,511
Cash and cash equivalents, beginning	4,989	4,600

Cash and cash equivalents, ending	$19,247	$6,111

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$2	$14
Cash paid for income taxes	1,137	2,337
Tax benefit from exercises of stock options	281	207
Deferred rent	5,444	5,434

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company’s fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. The Company’s Form 10-K, to be filed in April 2003, will cover the 11-month transition period of March 3, 2002 through February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies.

The Company’s floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. References herein to three and nine-month periods, or fiscal quarters and first nine-months refer to the respective thirteen and thirty-nine weeks ended on the date indicated.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In particular, the comparative fiscal 2001 three and nine-month net sales by operating segment and net sales by sales channel have been reclassified in connection with a reallocation of sales returns among channels. This reclassification had no impact on net income, retained earnings or cash flows for any reported period.

In addition, during the preceding fourth quarter of fiscal 2001, the Company elected to retroactively reclassify its deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. The Company’s condensed consolidated statement of cash flows for the comparative first nine-months of fiscal 2001 herein reflects this reclassification so as to present it on a consistent basis. This reclassification had no impact on net income, retained earnings or cash flows for any reported period.

Net Income Per Share

The fiscal 2002 and fiscal 2001 three and nine-month common stock outstanding, retained earnings and net income per share amounts have been adjusted to reflect a 50% stock dividend in the form of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” and Note 7—“Net Income Per Share” for further details.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted SFAS No. 144 effective March 3, 2002 for its fiscal 2002 consolidated financial statements with no material impact.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards Not Yet Adopted or Not Yet Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143, as required, effective February 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess the provisions of SFAS No. 143 and currently is unable to definitively conclude as to the likely impact of its adoption on the Company’s consolidated financial statements. However, based on its preliminary assessment of SFAS No. 143, management currently believes that adoption of SFAS No. 143 will not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and by making technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in its consolidated financial statements for the fiscal 2002 first quarter with no material impact. The Company will adopt all other provisions of SFAS No. 145, as required, effective February 2, 2003 for its fiscal 2003 consolidated financial statements. Management is continuing to assess these other provisions of SFAS No. 145 and currently is unable to definitively conclude as to the likely impact of their adoption on the Company’s consolidated financial statements. However, based on its preliminary assessment of these other provisions of SFAS No. 145, management currently believes that adoption of these other provisions of SFAS No. 145 will not have a material impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure requirements of SFAS No. 148 for its fiscal 2002 consolidated financial statements. However, the Company, at this time, does not intend to change to the fair value based method of accounting for stock-based employee compensation. Management currently believes that adoption of the disclosure requirements of SFAS No. 148 will not have a material impact on the Company’s consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Receivables

Receivables consist of the following (in thousands):

	November 30, 2002	March 2, 2002
Trade	$7,651	$2,640
Tenant improvement	1,881	1,428
House list rental	1,167	530
Other	160	329

	$10,859	$4,927

The Company evaluates the credit risk associated with its receivables. At November 30, 2002 and March 2, 2002, no allowance for doubtful receivables was deemed necessary.

3.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	November 30, 2002	March 2, 2002
Accrued sales returns	$8,882	$7,408
Accrued payroll, related taxes and benefits	7,109	4,150
Gift certificate liability	2,593	2,936
Sales and use taxes payable	4,066	1,763
Other	934	704

	$23,584	$16,961

4.    Executive Loan and Deferred Compensation Programs

Prior to the enactment of the Sarbanes-Oxley Act (“the Act”), the Company maintained an Executive Loan Program under which the Company made, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than the Company’s founders, Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at November 30, 2002 and March 2, 2002, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 15, 2002, the Compensation Committee of the Board of Directors authorized retention compensation incentive agreements for two designated key employees in the aggregate amount of $900,000. On September 1, 2002, the Compensation Committee of the Board of Directors amended the agreements for the two previously designated key employees and authorized one additional key employee to receive a retention compensation incentive. Currently, the aggregate amount of the now three agreements is $1,875,000. The Company accrued the compensation expense related to the original aggregate amount of $900,000 on a straight-line basis through September 1, 2002. The Company is accruing the remaining portion of the original aggregate amount of $900,000 and the additional amount of $975,000 on a straight-line basis over the re-established thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

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

The Company had $0.7 million in outstanding letters of credit at both November 30, 2002 and March 2, 2002.

6.    Arrangements with Principal Shareholders

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis and Ann Pence, had declined to accept any salaries for their executive management services from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. However, as required by generally accepted accounting principles in the United States, the Company imputed on a straight-line basis into its consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. During the fiscal 2002 third quarter, Mr. Pence’s imputed salary expense continued at one-half of his fiscal 2001 salary through September 26, 2002 after which date Mr. Pence began receiving cash remuneration for his executive management services. Effective September 1, 2002, Mrs. Pence retired from her position as the Company’s Executive Creative Director. Accordingly, no salary expense related to Mrs. Pence’s contributed services was imputed during the fiscal 2002 third quarter.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses Mr. and

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mrs. Pence for (i) a usage based pro rata portion of the financing costs, (ii) a usage based pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $163,000 and $4,000 for the third quarters of fiscal 2002 and 2001, respectively. Aggregate expense reimbursements totaled $590,000 and $120,000 for the first nine-months of fiscal 2002 and 2001, respectively.

7.    Net Income Per Share

The following is a reconciliation of net income (numerator) and the number of common shares (denominator) used in the computations of net income per basic and diluted common share (in thousands):

	Three months ended		Nine months ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Net income	$5,723	$1,578	$7,845	$4,251

Average shares outstanding used to determine net income per basic common share (2)	15,953	15,786	15,923	15,915

Net effect of dilutive stock options based on the treasury stock method using average market price (1) (2)	48	339	144	372

Average shares used to determine net income per diluted common share (2)	16,001	16,125	16,067	16,287

(1)
Anti-dilutive stock options excluded from the above computations for the three-months ended November 30, 2002 and December 1, 2001 were 1,043 and 516, respectively. Anti-dilutive stock options excluded from the above computations for the nine-months ended November 30, 2002 and December 1, 2001 were 674 and 485, respectively.

(2)
The fiscal 2002 and fiscal 2001 three- and nine-month common shares outstanding and dilutive and anti-dilutive share amounts have been adjusted to reflect a 50% stock dividend in the form of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” for further details.

8.    Commitments

The Company leases its East Coast Operations Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $4,245,000 and $2,390,000 including aggregate contingent rent expense of $50,000 and $0, for the third quarters of fiscal 2002 and 2001, respectively. The Company incurred aggregate rent expense under its operating leases of $12,082,000 and $6,419,000, including aggregate contingent rent expense of $162,000 and $51,000, for the first nine-months of fiscal 2002 and 2001, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2002	$2,203
Fiscal 2003	17,663
Fiscal 2004	18,119
Fiscal 2005	15,869
Fiscal 2006	15,738
Fiscal 2007 (first nine months)	11,345
Thereafter	91,325

Total	$172,262

Additionally, the Company had inventory purchase commitments of approximately $68.4 million at November 30, 2002.

9.    Contingencies

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. The Company has accrued approximately $400,000 for certain specific litigation matters. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

The Company collects sales taxes from customers transacting purchases in states in which the Company has physically based some portion of its retailing business. The Company also pays applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. Failure to properly determine or to timely remit these taxes may result in additional interest and related penalties being assessed. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

10.    Segment Reporting

The Company’s executive management, being its chief operating decision makers, work together to allocate resources to and assess the performance of the Company’s business. During the Company’s fiscal 2001 fourth quarter, with the most recent phase of its retail store expansion in place and certain new enabling management information systems operational, the Company’s executive management no longer viewed and managed the Company collectively, but instead as two distinct operating segments, Direct and Retail. The Direct operating segment encompasses the Company’s traditional catalog business, Internet-based e-commerce business and merchandise clearance outlet stores whereas the Retail operating segment encompasses the Company’s expanding base of full-line retail stores. Although continuing to offer customers substantially similar merchandise, the Company’s Direct and Retail operating segments now have distinct management, marketing, operating and inventory management strategies and processes.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended		Nine-months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
	(in thousands)		(in thousands)
Net sales (1):
Direct	$120,608	$123,364	$277,727	$307,637
Retail	33,194	18,343	80,896	39,786

Consolidated net sales	$153,802	$141,707	$358,623	$347,423

Operating contribution:
Direct	$18,309	$15,943	$47,182	$43,998
Retail	5,017	(886)	5,276	(135)

Total operating contribution	23,326	15,057	52,458	43,863
Corporate and other	(13,925)	(12,586)	(39,408)	(37,268)

Consolidated income from operations	$9,401	$2,471	$13,050	$6,595

Depreciation and amortization:
Direct	$79	$79	$236	$256
Retail	1,548	709	4,639	1,729
Corporate and other	2,142	2,403	6,573	6,912

Consolidated depreciation and amortization	$3,769	$3,191	$11,448	$8,897

Total assets:
Direct			$72,628	$62,069
Retail			72,027	65,582
Corporate and other assets			68,444	65,553

Consolidated total assets			$213,099	$193,204

Capital expenditures:
Direct	$732	$—	$1,486	$310
Retail	3,591	16,077	12,400	21,995
Corporate and other	404	—	1,461	5,726

Consolidated capital expenditures	$4,727	$16,077	$15,347	$28,031

(1)	There have been no inter-segment sales during the reported periods.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Please note that the Operating Contribution amounts for the nine-months ended November 30, 2002 and December 1, 2001 include a correction of the amounts previously reported in the Company’s fiscal 2002 first quarter 10-Q. The correction was made to reclassify operating expenses associated with the Company’s outlet stores to the Direct Segment’s operating expenses. These costs had been incorrectly classified as operating expenses of the Company’s Retail Segment. The following table presents the corrected Operating Contribution by segment for the first quarters of fiscal 2002 and fiscal 2001.

	Three Months Ended
	June 1, 2002	June 2, 2001
	(in thousands)
Operating contribution:
Direct	$16,698	$13,564
Retail	1,007	521

Total operating contribution	17,705	14,085
Corporate and other	(13,035)	(11,946)

Consolidated income from operations	$4,670	$2,139

11.    Post Balance Sheet Event—Stock Dividend

On December 19, 2002, the Company’s Board of Directors declared a 50% stock dividend in the form of a 3-for-2 stock split on its issued common stock, par value $0.01 per share (the “Common Stock”). Stockholders of record as of the close of business on January 8, 2003, will receive one share of Common Stock for every two shares they owned on that date. The new shares will be distributed on January 30, 2003. The fiscal 2002 and fiscal 2001 three- and nine-month common stock outstanding, retained earnings and net income per share amounts have been adjusted to reflect this stock dividend.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report for the fiscal year ended March 2, 2002 filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introductory Note

The following discussions are intended to be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto. In the discussions and table that follow, please note that certain minor arithmetical variances may arise due to the effects of rounding.

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, our fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. Our Form 10-K, to be filed in April 2003, will cover the 11-month transition period of March 3, 2002 through February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies.

When we discuss net sales and operating contribution by operating segment, please specifically refer to Note 10—“Segment Reporting” to our accompanying condensed consolidated financial statements. Please also note that our comparative fiscal 2001 third quarter and fiscal 2001 first nine-months net sales by operating segment and net sales by sales channel have been reclassified to be consistent with the revised manner in which we allocated sales returns for fiscal 2001 beginning with our fiscal 2001 fourth quarter. This reclassification had no impact on our consolidated net sales for any reported fiscal period.

Please also note that during our preceding fiscal 2001 fourth quarter, we determined it is more appropriate to classify our deferred catalog costs as a current asset in light of their historically short economic life and prevailing industry accounting practice. These costs, which are the direct costs we incur to develop, produce and circulate our direct mail catalogs, are accumulated on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses (“SG&A”) over the expected sales realization cycle, typically several weeks. Our comparative fiscal 2001 first nine-months condensed consolidated statement of cash flows has been reclassified to be consistent with our fiscal 2002 first nine-months presentation.

In addition, the fiscal 2002 and fiscal 2001 three and nine-month common stock outstanding, retained earnings and net income per share amounts have been adjusted to reflect a 50% stock dividend in the form of a 3-for-2 stock split declared by our Board of Directors on December 19, 2002. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” and Note 7— “Net Income Per Share” to our accompanying condensed consolidated financial statements for further details.

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

Our long-established catalog business currently consists of regular targeted mailings of our three catalog titles and merchandise lines, Northcountry, Spirit and Elements, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, each of our catalogs is carefully designed by our staff to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable. Please note that, in the fiscal 2001 fourth quarter, we made the decision to eliminate our stand-alone “Home” catalog by the fall of 2002. Consistent with that decision, we did not mail any “Home” catalogs during the fiscal 2002 third quarter. Please also see “Management’s Discussion and Analysis—“Future Outlook” for further details.

Our catalog business provides an existing marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-price merchandise line and also serves as an effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in five individuals currently patronizing our web site have no previous purchasing history with us and our established web site customers tend to be, on average, our most frequent purchasers, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage of net sales basis. Three years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to occasionally “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

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

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as on an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did during fiscal 2001, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected, as was the case in fiscal 2001. See Management’s Discussion and Analysis—“Future Outlook” for further details.

Fiscal 2002 Third Quarter Overview

During our fiscal 2002 third quarter, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened six new full-line retail stores utilizing a refined store model, while maintaining a balance sheet with no short- or long-term debt. Our refined store model, which we introduced in the fiscal 2002 first quarter, features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to measurably reduce our initial capital investment per store. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently do not plan to open any additional full-line retail stores during our fiscal 2002 fourth quarter. However, we plan to open 23 full-line retail stores during fiscal 2003 including three stores which will serve to test a substantially smaller footprint than our current store model. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

Also, during our fiscal 2002 third quarter, we completed the implementation of our “buy now/wear now” strategy by timing the arrival of our fall assortment in our full-line stores to better coincide with our customers’ seasonal apparel needs. This move was in conjunction with our fiscal 2002 second quarter change in our mailing strategy whereby we shifted the timing for mailing our fall catalogs nearer to the end of the fiscal 2002 second quarter than in previous years.

Furthermore, we continued to deploy a fiscal 2001 marketing initiative to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number approximately 7,200, accounted for $6.8 million in net sales during our fiscal 2002 third quarter, with approximately one-quarter of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.7 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

We were pleased to be able to achieve the above while confronting the significant business challenges that continue to be presented by a less-than-robust U.S. economy. In summary, our consolidated results for fiscal 2002 third quarter depict significantly improved operating profitability on a relatively modest net sales increase. You are encouraged to fully read the following discussions which analyze our fiscal 2002 third quarter consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail. Please also see “Management’s Discussion and Analysis—“Future Outlook” for further details.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three months ended		Nine months ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	57.5	55.9	58.0	56.5

Gross profit	42.5	44.1	42.0	43.5
Selling, general and administrative expenses	36.4	42.3	38.3	41.6

Income from operations	6.1	1.7	3.6	1.9
Interest, net, and other	—	0.1	—	0.1

Income before income taxes	6.1	1.8	3.7	2.0
Income tax provision	2.4	0.7	1.5	0.8

Net income	3.7%	1.1%	2.2%	1.2%

(1)	Please note that the Company classifies store occupancy and certain other distribution center costs as a cost of sales.

Comparison of the Three- and Nine-months Ended November 30, 2002 with the Three- and Nine-months Ended December 1, 2001:

Consolidated Results

Our consolidated net sales for the three-months ended November 30, 2002 (“fiscal 2002 third quarter”) were $153.8 million, an increase of $12.1 million, or 8.5%, compared with the consolidated net sales of $141.7 million during three-months ended December 1, 2001 (“fiscal 2001 third quarter”). Our consolidated net sales for the nine-months ended November 30, 2002 (“the first nine-months of fiscal 2002”) were $358.6 million, an increase of $11.2 million, or 3.2%, compared with the consolidated net sales of $347.4 million during the nine-months ended December 1, 2001 (“the first nine-months of fiscal 2001”).

Our consolidated net sales in the fiscal 2002 third quarter were positively impacted primarily by increased full-price sales by our Retail Segment and, to a lesser extent, increased full-price sales by our Direct Segment’s e-commerce business and increased clearance sales. These increases were partially offset by decreased net sales from our Direct Segment’s catalog business. Please refer to “Comparison of the Three- and Nine-months Ended November 30, 2002 with the Three- and Nine-months Ended December 1, 2001—Operating Segment Results” below for further details.

Our consolidated net sales in the first nine-months of fiscal 2002 were positively impacted primarily by increased full-price sales by our Retail Segment and, to a lesser extent, increased full-price and clearance sales by our Direct Segment’s e-commerce business. These increases were partially offset by decreased net sales from our Direct Segment’s catalog business. Please refer to “Comparison of the Three- and Nine-months Ended November 30, 2002 with the Three- and Nine-months Ended December 1, 2001—Operating Segment Results” below for further details.

Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. For the fiscal 2002 third quarter, our consolidated cost of sales were $88.4 million, an increase of $9.2 million, or 11.6%, from $79.2 million in the fiscal 2001 third quarter. For the first nine-months of fiscal 2002, our consolidated cost of sales were $208.2 million, an increase of $11.9 million, or 6.1%, from $196.3 million in the first nine-months of fiscal 2001. Our consolidated gross profit increased by $2.9 million, or 4.7%, to $65.4 million for the fiscal 2002 third quarter from $62.5 million in the fiscal 2001 third quarter, and our consolidated gross margin decreased to 42.5% for the fiscal 2002 third quarter from 44.1% in the fiscal 2001 third quarter. Our consolidated gross profit decreased by $0.7 million, or 0.5%, to $150.4 million for the first nine-months of fiscal 2002 from $151.2 million in the first nine-months of fiscal 2001, and our consolidated gross margin decreased to 42.0% for the first nine-months of fiscal 2002 from 43.5% in the first nine-months of fiscal 2001.

For the fiscal 2002 third quarter, the increase in our consolidated gross profit dollars was attributable to the aforementioned increase in consolidated net sales. The decrease in gross margin was primarily attributable to increased occupancy costs from the addition of 14 new retail stores since the fiscal 2001 third quarter and, to a lesser extent, reduced margins from full-price and clearance sales by our Direct Segments e-commerce business. These negative impacts were partially offset by better-than-anticipated returns experience in our Direct Segment’s catalog and e-commerce businesses, improved margins on full-price sales by our Retail Segment and, to a lesser extent, improved margins on full price sales by our Direct Segment’s catalog business.

For the first nine-months of fiscal 2002, the decreases in our consolidated gross profit dollars and gross margins primarily were attributable to increased occupancy costs from the addition of 14 new retail stores since the fiscal 2001 third quarter and, to a lesser extent, decreased margins on clearance sales by our Direct Segment’s e-commerce business. These decreases were partially offset by better-than-anticipated returns experience in our Direct Segment’s catalog and e-commerce businesses and, to a lesser extent, improved margins on full-price sales by our Retail Segment.

Our consolidated selling, general & administrative (“SG&A”) expenses consist primarily of general and administrative expense and, to a slightly lesser extent, selling and marketing expenses. Our consolidated SG&A expenses for the fiscal 2002 third quarter were $56.0 million, a decrease of $4.0 million, or 6.7%, from $60.0 million in the fiscal 2001 third quarter. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 36.4% in the fiscal 2002 third quarter from 42.3% in the fiscal 2001 third quarter. Our consolidated SG&A expenses for the first nine-months of fiscal 2002 were $137.4 million, a decrease of $7.2 million, or 5.0%, from $144.6 million in the first nine-months of fiscal 2001. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 38.3% in the first nine-months of fiscal 2002 from 41.6% in the first nine-months of fiscal 2001.

For the fiscal 2002 third quarter, our SG&A expenses were positively affected by reduced catalog cost amortization related to the mailing of 12.5 million, or 19.8% fewer catalogs. This positive impact was partially offset by incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment. The associated personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Our SG&A rate was positively impacted by a greater portion of our consolidated net sales being contributed by the Retail Segment. We attribute this experience to the fact that a substantial portion of the costs associated with our Retail Segment are considered occupancy costs and are included in our cost of sales rather than in our SG&A. This is a trend we expect to continue as we open additional retail stores. This positive impact was partially offset by increased customer prospecting from which we historically elicit diminished customer response rates and lower average order dollars.

For the first nine-months of fiscal 2002, the decrease in our SG&A expenses was attributable to substantially reduced catalog marketing expenses primarily due to the mailing of 19.5 million, or 14.2%, fewer catalogs, partially offset by increased costs associated with our Retail Segment as discussed more fully above. Our SG&A rate was positively impacted by a greater portion of our consolidated net sales being contributed by the Retail Segment, partially offset by increased customer prospecting as more fully discussed above.

We view each of our catalog mailings as an integral part of our ongoing overall marketing investment in current and future customer growth across all of our sales channels. Traditionally, we pursue an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permit. However, we continued to maintain a conservative circulation strategy during the first nine-months of fiscal 2002, as we did throughout all of fiscal 2001, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2002 third quarter catalog mailings were 50.5 million, a decrease of 12.5 million catalogs, or 19.8%, from our 63.0 million catalog mailings in the fiscal 2001 third quarter. Our catalog mailings during the first nine-months of fiscal 2002 were 117.5 million, a decrease of 19.5 million catalogs, or 14.2%, from our 137.0 million catalog mailings in the first nine-months of fiscal 2001. Although curtailed, our fiscal 2002 first nine-month catalog mailings resulted in our proprietary catalog mailing list growing to 13.6 million names at November 30, 2002 from 12.5 million names at March 2, 2002. Our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, declined slightly to 2.5 million at November 30, 2002 from 2.6 million at March 2, 2002.

As a result of the foregoing, our consolidated income from operations was $9.4 million for the fiscal 2002 third quarter, an increase of $6.9 million, or 280.5%, compared with the consolidated income from operations of $2.5 million for the fiscal 2001 third quarter. Our consolidated income from operations was $13.1 for the first nine-months of fiscal 2002, an increase of $6.5 million, or 97.9%, compared with consolidated income from operations of $6.6 million for the first nine-months of fiscal 2001.

Our consolidated net interest and other income was minimal during the third quarters and first nine-months of both fiscal 2002 and fiscal 2001 as we continued to utilize excess working capital to fund the continued expansion of our Retail Segment.

For the fiscal 2002 third quarter our consolidated provision for income taxes was $3.7 million, an increase of 2.7 million, or 273.9%, compared with a consolidated provision for income taxes of $1.0 million for the fiscal 2001 third quarter. Our effective income tax rate for the fiscal 2002 third quarter increased to 39.5% from 38.8% for the fiscal 2001 third quarter. The increase in our income tax expense was primarily the result of higher pre-tax income. The increase in the effective tax rate was the result of our Retail Segment’s expansion into and within states with higher corporate income tax rates.

For the first nine-months of fiscal 2002 our consolidated provision for income taxes was $5.3 million, an increase of $2.6 million, or 96.8%, compared with a consolidated provision for income taxes of $2.7 million for the first nine-months of fiscal 2001. Our effective income tax rate for the first nine-months of fiscal 2002 increased to 40.3% from 38.7% for the first nine-months of fiscal 2001. The increase in our income tax expense was primarily the result of higher pre-tax income. The increase in our effective income tax rate was primarily the result of our Retail Segment’s expansion into and within states with higher corporate income tax rates and, to a lesser extent, the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value salaries for Mr. and Mrs. Pence. Please see “Management’s Discussion & Analysis- Other Matters—Related Party Transactions” for further details.

We completed the fiscal 2002 third quarter realizing consolidated net income of $5.7 million (net income per basic and diluted share of $0.36 as adjusted for the 50% stock dividend in the form of a 3-for-2 stock split) as compared to consolidated net income of $1.6 million (net income per basic and diluted share of $0.10 as adjusted for the 50% stock dividend in the form of a 3-for-2 stock split) in the fiscal 2001 third quarter, an increase of $4.1 million or 262.7%. We completed the first nine-months of fiscal 2002 realizing consolidated net income of $7.8 million (net income per basic and diluted share of $0.49 as adjusted for the 50% stock dividend in the form of a 3-for-2 stock split) as compared to consolidated net income of $4.3 million (net income per basic and diluted share of $0.27 and $0.26, respectively as adjusted for the 50% stock dividend in the form of a 3-for-2 stock split) an increase of $3.6 million or 84.5%. Please refer to Note 11—“Post Balance Sheet Event—Stock Dividend” and Note 7—“Net Income Per Share” to our accompanying condensed consolidated financial statements for further details.

Operating Segment Results

Our Direct Segment contributed $120.6 million in net sales for the fiscal 2002 third quarter, a decrease of $2.8 million, or 2.2%, from the $123.4 million contributed in the fiscal 2001 third quarter. Our Direct Segment constituted 78.4% and 87.1% of our consolidated net sales for the third quarters of fiscal 2002 and 2001, respectively. Our Direct Segment contributed $277.7 million in net sales for the first nine-months of fiscal 2002, a decrease of $29.9 million, or 9.7%, from the $307.6 million contributed in the first nine-months of fiscal 2001. Our Direct Segment constituted 77.4% and 88.5% of our consolidated net sales for the first nine-months of fiscal 2002 and 2001, respectively.

Our Direct Segment’s catalog and outlet store businesses, on a stand-alone basis, contributed $70.6 million in net sales for the fiscal 2002 third quarter, a decrease of $7.7 million, or 9.8%, from the $78.3 million contributed in the fiscal 2001 third quarter. Our Direct Segment’s catalog and outlet store businesses, on a stand-alone basis, contributed $161.4 million in net sales for the first nine-months of fiscal 2002, a decrease of $38.0 million, or 19.0%, from the $199.3 million contributed in the first nine-months of fiscal 2001. Our catalog and outlet store businesses constituted 45.9% and 55.3% of our consolidated net sales, and 58.6% and 63.5% of our Direct Segment’s net sales, for the third quarters of fiscal 2002 and 2001, respectively. Our catalog business and outlet stores constituted 45.0% and 57.4% of our consolidated net sales, and 58.1% and 64.8% of our Direct Segment’s net sales, for the first nine-months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 third quarter, the above decrease in catalog and outlet store net sales primarily reflects our significantly lower full-price catalog sales which we attribute to the mailing of 12.5 million, or 19.8%, fewer catalogs. Better-than-expected catalog sales returns experience mitigated this sales decrease.

For the first nine-months of fiscal 2002, the above decreases in catalog and outlet store net sales primarily reflects our significantly lower full-price catalog sales which we primarily attribute to the mailing of 19.5 million, or 14.2%, fewer catalogs and, to a lesser extent, soft consumer demand for women’s apparel stemming from the generally weak U.S. economy. Better-than-expected catalog sales returns experience mitigated this sales decrease.

For both the fiscal 2002 third quarter and first nine-months, we attribute the balance of the above decrease in catalog and outlet store net sales to our sought after migration of full-price merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is an efficient and cost effective sales channel.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $50.0 million in net sales for the fiscal 2002 third quarter, an increase of $4.9 million, or 10.9%, from the $45.0 million in net sales contributed in the fiscal 2001 third quarter. Our e-commerce business constituted 32.5% and 31.8% of our consolidated net sales, and 41.4% and 36.5% of our Direct Segment’s net sales, for the third quarters of fiscal 2002 and 2001, respectively. Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $116.4 million in net sales for the first nine-months of fiscal 2002, an increase of $8.1 million, or 7.4%, from the $108.3 million in net sales contributed in the first nine-months of fiscal 2001. Our e-commerce business constituted 32.4% and 31.2% of our consolidated net sales, and 41.9% and 35.2% of our Direct Segment’s net sales, for the first nine-months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 third quarter, the above increase in e-commerce net sales reflects our increased full-price e-commerce sales which we primarily attribute to incremental business generated from new customers obtained through our increased participation in affiliate web site programs, our ongoing e-mail promotional efforts with existing customers, new customers obtained through targeted advertising in national magazines popular with our core demographic and migrating catalog customers and catalog-initiated web site orders. Increased e-commerce clearance sales and, to a lesser extent, better-than-anticipated e-commerce sales returns experience also contributed to the e-commerce net sales increase.

We also believe that our e-commerce business is increasingly realizing sales from customers initially obtained by us through our retail store openings. The mailing of 12.5 million, or 19.8%, fewer catalogs mitigated the aforementioned increases. Our proprietary e-mail address database consisted of 1.7 million names at November 30, 2002 compared to 1.5 million names at March 2, 2002.

For the first nine-months of fiscal 2002, we primarily attribute the above e-commerce net sales increase to incremental business generated from new customers, as discussed above, partially offset by the mailing of 19.5 million, or 14.2%, fewer catalogs. Our net sales also benefited from increased e-commerce clearance sales and, to a slightly lesser extent, better-than-anticipated e-commerce sales returns experience.

Our Retail Segment contributed $33.2 million in net sales for the fiscal 2002 third quarter, an increase of $14.9 million, or 81.0%, from the $18.3 million contributed in the fiscal 2001 third quarter. Our Retail Segment constituted 21.6% and 12.9% of our consolidated net sales for the third quarters of fiscal 2002 and 2001, respectively. Our Retail Segment contributed $80.9 million in net sales for the first nine-months of fiscal 2002, an increase of $41.1 million, or 103.3%, from the $39.8 million contributed in the first nine-months of fiscal 2001. Our Retail Segment constituted 22.6% and 11.5% of our consolidated net sales for the first nine-months of fiscal 2002 and 2001, respectively.

For the fiscal 2002 third quarter, the above increase in net sales primarily reflects incremental sales from our addition of 14 full-line retail stores since our fiscal 2001 third quarter, partially offset by the reduced aggregate net sales contributed by the 14 full-line retail stores that were open during the entirety of both third quarters of fiscal 2002 and 2001.

For the first nine-months of fiscal 2002, the above increase in net sales primarily reflects incremental sales from our addition of 14 full-line retail stores since our fiscal 2001 third quarter, partially offset by the reduced aggregate net sales contributed by the 10 full-line retail stores that were open during the entirety of both the first nine-months of fiscal 2002 and 2001.

Our Direct Segment’s operating contribution, as defined, for the fiscal 2002 third quarter was $18.3 million as compared to $15.9 million for the fiscal 2001 third quarter. Our Direct Segment’s operating contribution, as defined, for the first nine-months of fiscal 2002 was $47.2 million as compared to $44.0 million for the first nine-months of fiscal 2001.

For the fiscal 2002 third quarter, we primarily attribute the above increase in our Direct Segment’s operating contribution, as defined, to substantially reduced catalog marketing expenses and, to a lesser extent, better-than-anticipated sales returns experience. These positive impacts were partially offset by decreased margins on full-price and clearance sales by our e-commerce business.

For the first nine-months of fiscal 2002, we primarily attribute the above increase in our Direct Segment’s operating contribution, as defined, to substantially reduced catalog marketing expenses, better-than-anticipated sales returns experience and reduced clearance sales. These positive impacts were partially offset by decreased full-price net sales from our catalog business and, to a lesser extent, reduced margins on clearance sales by our e-commerce business.

Our Retail Segment’s operating contribution, as defined, for the fiscal 2002 third quarter was 5.0 million as compared to $(0.9) million for the fiscal 2001 third quarter. Our Retail Segment’s operating contribution, as defined, for the first nine-months of fiscal 2002 was $5.3 million as compared to $(0.1) million for the first nine-months of fiscal 2001.

For the fiscal 2002 third quarter and first nine-months, we primarily attribute the improvement in our Retail Segment’s operating contribution, as defined, to increased margins on our full-price sales and improved leveraging of personnel and infrastructure costs. These positive impacts were partially offset by reduced leveraging of the Retail Segment’s fixed occupancy costs.

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

The Company had $0.7 million in outstanding letters of credit at both November 30, 2002 and March 2, 2002.

Our operating activities generated $28.5 million of positive cash flow during the first nine-months of fiscal 2002, a decrease of $4.8 million, or 14.3%, as compared to the $33.3 million of positive cash flow generated during the first nine-months of fiscal 2001. The decrease in our operating cash flows primarily reflects the negative cash flow effects of increased inventories and increased prepaid and deferred catalog costs. Slightly offsetting such decreases were the positive cash flow effects of increased accrued liabilities, increased accounts payable and increased net income.

Our investing activities consumed $15.1 million and $27.8 million of cash during the first nine-months of fiscal 2002 and 2001, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2002 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for 14 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. In contrast, our fiscal 2001 year-to-date capital expenditures primarily reflected the cost of leasehold improvements for 19 new retail stores and, to a lesser extent, the cost of retrofitting of a portion of our then Sandpoint Distribution Center into additional administrative space as well as related furnishings. Our year-to-date investing activities for both fiscal 2002 and fiscal 2001 also reflect $0.3 million each in repayments of loans from executives.

Our financing activities provided $0.8 million and used $4.0 million of cash during the first nine-months of fiscal 2002 and 2001, respectively. The fiscal 2002 year-to-date financing activities consisted almost entirely of $0.9 million in net proceeds from exercises of stock options. The fiscal 2001 year-to-date financing activities reflect the outlay of $4.7 million for treasury stock repurchases, partially offset by $0.8 million in net proceeds from exercises of stock options.

As a result of the foregoing, and after our previously discussed reclassification of deferred catalog costs as current assets, we had $35.3 million in consolidated working capital at November 30, 2002 as compared to $26.7 million at March 2, 2002. Our consolidated current ratio was 1.4 at November 30, 2002 and March 2, 2002. We had no outstanding short- or long-term bank debt at November 30, 2002 or March 2, 2002.

As previously discussed, we embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 41 full-line “metropolitan” retail stores at November 30, 2002 are in addition to our two previously existing full-line “destination” or “resort” retail stores. We believe that the revised store model we adopted at the beginning of fiscal 2002, as previously discussed, will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently do not plan to open any additional full-line retail stores during our fiscal 2002 fourth quarter. However, we currently plan to open 23 full-line retail stores during fiscal 2003 including three stores which will serve to test a significantly smaller footprint than our current store model. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $0.7 million to $1.0 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations on favorable terms within attractive metropolitan malls and lifestyle centers.

We currently estimate between $1.0 million and $2.0 million in total capital expenditures for the balance of fiscal 2002, primarily being furniture and fixtures for both new and existing retail stores and the retro-fitting of our vacated Sandpoint, Idaho distribution center for various corporate purposes. For the upcoming fiscal year, we currently estimate between $22.0 million and $27.0 million in total capital expenditures, primarily for leasehold improvements for the 23 additional retail stores and, to a lesser extent, various technology hardware and software additions and upgrades. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our existing bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

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

Future Outlook

To date, we have not seen a sustained improvement in consumer demand, particularly for full-price women’s apparel. Although this improvement has not transpired, we have taken several cost containment measures, as described more fully below, that have enabled us, through the end of the fiscal 2002 third quarter, to preserve our historically strong balance sheet position and remain profitable. We remain cautiously optimistic that an economic recovery will occur in the relatively near future, however, there is no assurance that such will occur nor are we able to predict when such will occur. Should the economy further deteriorate we would have to take additional cost containment measures and our financial position, results of operations and cash flows could be adversely impacted.

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

We also decided during our fiscal 2001 fourth quarter to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and instead incorporate its most popular product categories into our remaining catalog titles and merchandise lines. The elimination of the “Home” catalog as a stand-alone title was completed at the end of the fiscal 2002 second quarter. We did not mail any “Home” catalogs during the fiscal 2002 third quarter. Additionally, during our fiscal 2001 fourth quarter, we decided to eliminate our dedicated “Gallery” web site (www.galleryatcoldwatercreek.com) and specialty merchandise line and instead incorporate its most popular items into our retail stores. During the fiscal 2002 third quarter the Gallery web site was shut down after the Gallery inventory was depleted. Our combined fiscal 2001 net sales for “Home” and “Gallery” were $18.0 million. Additionally, of the 161.0 million catalogs we mailed during fiscal 2001, 10.7 million were “Home” catalogs.

Furthermore, during the fiscal 2002 third quarter, we completed the implementation of our recently adopted “buy now/wear now” merchandising strategy by timing the arrival of our fall assortment in our full-line stores to better coincide with our customers seasonal apparel needs. This move was in conjunction with our fiscal 2002 second quarter change in our mailing strategy whereby we shifted the timing for mailing our fall catalogs nearer to the end of the fiscal 2002 second quarter than in previous years. Additionally, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we have recently begun to alter our apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. We attribute a measurable portion of our fiscal 2002 third quarter performance improvement to the implementation of our “buy now/wear now” merchandising strategy. Further, we anticipate that our performance will continue to benefit from this initiative in the fiscal 2002 fourth quarter although there can be no assurance of such.

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

Recently Issued Accounting Standards Not Yet Adopted or Not Yet Fully Adopted

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We will adopt SFAS No. 143, as required, effective February 2, 2003 for our fiscal 2003 consolidated financial statements. We are continuing to assess the provisions of SFAS No. 143 and are currently unable to definitively conclude as to the likely impact of its adoption on our consolidated financial statements. However, based on our preliminary assessment of SFAS No. 143, we currently believe that adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and by making technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in our consolidated financial statements for the fiscal 2002 first quarter with no material impact. We will adopt all other provisions of SFAS No. 145, as required, effective February 2, 2003 for our fiscal 2003 consolidated financial statements. We are continuing to assess these other provisions of SFAS No. 145 and are currently unable to definitively conclude as to the likely impact of their adoption on our consolidated financial statements.

However, based on our preliminary assessment of these other provisions of SFAS No. 145, we currently believe that adoption of these other provisions of SFAS No. 145 will not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are continuing to assess the provisions of SFAS No. 146 and the likely impact of their adoption on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the disclosure requirements of SFAS No. 148 for our fiscal 2002 consolidated financial statements. However, at this time, we do not intend to change to the fair value based method of accounting for stock-based employee compensation. We currently believe that adoption of the disclosure requirements of SFAS No. 148 will not have a material impact on our consolidated financial statements.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States. Our only individually significant operating lease is for our East Coast Operations Center. All of our other operating leases pertain to our retail and outlet stores, our Coeur d’Alene call center and to various equipment and technology.

As of November 30, 2002, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2002	$2,203
Fiscal 2003	17,663
Fiscal 2004	18,119
Fiscal 2005	15,869
Fiscal 2006	15,738
Fiscal 2007 (first nine months)	11,345
Thereafter	91,325

Total	$172,262

Additionally, the Company had inventory purchase commitments of approximately $68.4 million at November 30, 2002.

See Note 8—“Commitments” to our accompanying condensed consolidated financial statements for further details.

Related Party Transactions

Executive Loan and Deferred Compensation Programs

Prior to the enactment of the Sarbanes-Oxley Act (“the Act”) we maintained an Executive Loan Program under which we made, at our sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than our founders, Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in our Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with us terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at November 30, 2002 and March 2, 2002, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

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

On March 15, 2002, the Compensation Committee of the Board of Directors authorized retention compensation incentive agreements for two designated key employees in the aggregate amount of $900,000. On September 1, 2002, the Compensation Committee of the Board of Directors amended the agreements for the two previously designated key employees and authorized one additional key employee to receive a retention compensation incentive. Currently, the aggregate amount of the now three agreements is $1,875,000. We accrued the compensation expense related to the original aggregate amount of $900,000 on a straight-line basis through September 1, 2002. We are accruing the remaining portion of the original aggregate amount of $900,000 and the additional amount of $975,000 on a straight-line basis over the re-established thirty-six month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

Arrangements with Principal Shareholders

In light of our not achieving our financial goals for fiscal 2001, our principal shareholders, Dennis and Ann Pence, had declined to accept any salaries for their executive management services from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. However, as required by generally accepted accounting principles in the United States, we imputed on a straight-line basis into our consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for these periods with corresponding offsetting credits to our consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. During the fiscal 2002 third quarter, Mr. Pence’s imputed salary expense continued at one-half of his fiscal 2001 salary through September 26, 2002 after which date Mr. Pence began receiving cash remuneration for his executive management services. Effective September 1, 2002, Mrs. Pence retired from her position as our Executive Creative Director. Accordingly, no salary expense related to Mrs. Pence’s contributed services was imputed during the fiscal 2002 third quarter.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, we reimburse Mr. and Mrs. Pence for (i) a usage based pro rata portion of the financing costs, (ii) a usage based pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $163,000 and $4,000 for the third quarters of fiscal 2002 and 2001, respectively. Aggregate expense reimbursements totaled $590,000 and $120,000 for the first nine-months of fiscal 2002 and 2001, respectively.

Risk Factors

Continuing Economic Weakness and Uncertainty

Our business, financial condition, results of operations and cash flows were negatively impacted in fiscal 2001 by soft consumer demand for women’s apparel stemming from generally weak economic conditions. Our business has continued to be negatively impacted by the overall sluggishness of the U.S. economy. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. To date, we have not seen a sustained improvement in consumer demand, particularly for full-price women’s apparel. Although this improvement has not transpired, we have taken several cost containment measures, as described more fully below, that have enabled us, through the end of the fiscal 2002 third quarter, to preserve our historically strong balance sheet position and remain profitable. However, we remain cautiously optimistic that an economic recovery will occur in the relatively near future, though there is no assurance that such will occur nor are we able to predict when such will occur. In response to lower demand, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction. Also, during fiscal 2002 we have implemented various cost control measures to reduce operating expenses, including general salary freezes, reductions in work force and the closure of our Sandpoint, Idaho distribution center. There can be no assurance that these cost reduction measures will have a significant positive impact on our overall expense structure. Moreover, our cost-cutting measures may have a negative effect on customer service and employee morale. Should the economy further deteriorate we would have to take additional cost containment measures and our financial position, results of operations and cash flows could be adversely impacted. Further, lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

Our Dependence on Key Personnel

Our future success depends largely on the efforts of our executive management team, which consists of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer and Mel Dick, Executive Vice-President and Chief Financial Officer. The loss of any of these individuals could have a material adverse effect on our business. Continuing to attract and retain well-qualified key personnel is crucial to our successful continued operations and expansion. In addition, our location may make it more difficult to replace key employees who leave us, or to add the employees required to manage our further growth. Further, if we experience vacancies in key roles, it could have a material adverse impact upon of our ability to properly conduct our business operations and pursue our growth initiatives, and as a result, could have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Prior to joining our Company, Mr. Dick, our Executive Vice-President and Chief Financial Officer, was Partner of Technology, Telecommunications and Media for Arthur Andersen LLP. Mr. Dick served as the lead engagement partner for Andersen’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001 and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. In connection with the government’s investigation into WorldCom’s recent restatement of its financial statements and earnings, Mr. Dick voluntarily testified in a hearing before the U.S. House of Representative’s Finance Committee regarding Andersen’s audit of WorldCom’s consolidated financial statements. The ongoing investigation of the WorldCom matter may impair Mr. Dick’s ability to devote his full time and attention to our Company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of our Company.

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion

During fiscal years 1999, 2000 and 2001, we opened two, six and 19 new full-line retail stores, respectively. During the first nine-months of fiscal 2002, we opened 14 additional stores. We currently do not plan to open any additional full-line retail stores during our fiscal 2002 fourth quarter. However, we currently plan to open 23 full-line retail stores during fiscal 2003 including three stores which will serve to test a substantially smaller footprint than our current store model. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore leverage our new cost structure with sufficient incremental sales. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. As such, any investor in our Company must consider the fact that our efforts in this relatively new business remain largely unproven to date, and that our retail model continues to evolve. We recently refined our store model to incorporate a smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. Additionally, you should consider that any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs, as in fiscal 2001 and the fiscal 2002 second quarter and first six months, will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Risks Associated with Our Catalog Sales and E-commerce Sales Businesses

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

(a) Evaluation of disclosure controls and procedures: The company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to such officers on a timely basis.

(b) Change in internal controls: Since the company’s most recent evaluation of internal controls, the company has made no significant changes in, nor taken any corrective actions regarding, internal controls or other factors that could significantly affect these controls.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. The Company has accrued approximately $400,000 for certain specific litigation matters. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

No reportable events

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

No reportable events

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

As a result of the change in fiscal year approved by the Board of Directors on December 16, 2002 from the Saturday nearest February 28 each year to the Saturday nearest January 31, Coldwater Creek expects to hold its next annual meeting of stockholders in mid-June 2003, rather than in mid-July 2003. In order to be considered for inclusion in Coldwater Creek’s proxy statement for the 2003 annual meeting of stockholders, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, proposals from stockholders must be received by Coldwater Creek at One Coldwater Creek Drive, Sandpoint, Idaho 83864, Attn: Corporate Secretary, no later than January 29, 2003. In addition, the proxy to be solicited by the Board of Directors for the 2003 annual meeting of stockholders will confer discretionary authority to vote on any stockholder proposal presented at the meeting, unless Coldwater Creek receives notice of such proposal not later than March 14, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation

3.2		Amended and Restated Bylaws

4.1	*	Specimen of Stock Certificate

10.1.1	*	Form of Indemnity Agreement between the Registrant and each of its Directors

10.1.2	*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence

10.1.3	*	Lease to Coeur d’Alene Call Facility

10.1.4	*	Lease to Cedar Street Bridge Store

10.1.5	*	Lease to Jackson Hole Retail Store

10.1.6	*	Loan Agreement dated September 9, 1996 between the Company and U.S. Bank of Idaho, formerly West One Bank, Idaho

10.2	*	1996 Stock Option/Stock Issuance Plan (Amended and Restated as of July 14, 2001)

10.2.1	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan

16.1	*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002

23	*	Consent of Independent Public Accountants (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

24.1	*	Power of Attorney (included on the signature page to S-1)

99	*
Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

99.1		Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	PREVIOUSLY FILED

b.  Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended November 30, 2002 and two reports on Form 8-K subsequent to the quarter ended November 30, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On
October 25, 2002	The Company announced that Duncan Highsmith had resigned without disagreement as a member of its Board of Directors.

November 1, 2002	The Company announced staff reductions affecting approximately 25 salaried employees at the Company’s administrative headquarters in Sandpoint.

December 18, 2002	The Company announced that its Board of Directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003.

December 23, 2002
The Company announced that its Board of Directors declared a 50% stock dividend, having the effect of a 3-for-2 stock split on its issued common stock, par value $0.01 per share. Shareholders of record as of the close of business on January 8, 2003, will receive one share of Common Stock for every two shares they own on that date. The new shares will be distributed on January 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 14th day of January, 2003.

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 14, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 14, 2003

/s/ MELVIN DICK
Melvin Dick Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2	Amended and Restated Bylaws

99.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.