Form 10-KT
period 2003-02-01
COLDWATER CREEK INC
filed 2003-04-25
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

OR

☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 3, 2002 through February 1, 2003

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

Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $79,100,000 as of April 16, 2003, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of April 16, 2003, 15,976,417 shares of the Registrant’s $.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

PART I

Item 1.	BUSINESS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Form 10-K Annual Report. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance. The Company maintains an internet web site at http://www.coldwatercreek.com. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

Coldwater Creek Profile

Coldwater Creek is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business, as well as our merchandise clearance outlet stores, whereas our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States (“U.S.”). Our long-standing mission has been to differentiate our company from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 30 to 60 with household incomes in excess of $75,000.

Our long-established catalog business currently consists of regular targeted mailings of our three catalog titles and merchandise lines, Northcountry, Spirit and Elements, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, we design each of our catalogs to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable.

Our catalog business provides a marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-price merchandise line and also serves as an effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in four individuals currently patronizing our web site have no previous purchasing history with us, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage of net sales basis. Four years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

In summary, our primary corporate strategy is to use our well-established catalog infrastructure to generate sales across all three channels, target new customers and introduce new merchandise concepts. Although there can be no assurance of such, we believe that over time this strategy will build broad brand recognition and help us to increase market share.

The Company was incorporated in Idaho in 1988 and became a Delaware corporation in 1996.

Our History and Philosophy

Our Company was founded in 1984 by Dennis and Ann Pence. Operating out of a small apartment in Sandpoint, Idaho equipped with a single telephone line, Dennis and Ann initially sold a small number of nature-related items, such as binoculars and birdfeeders, through sales flyers and magazine advertisements. Their initial customer database consisted of handwritten customer information on 3x5 index cards.

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

By maintaining our core operations in small town settings such as Sandpoint, Idaho and Mineral Wells, West Virginia, we believe that we are able to draw upon unique workforces that excel in delivering an enjoyable shopping and buying experience to our customers. Our corporate philosophy is team-oriented, friendly, honest and casual, with a long-term commitment to building a loyal, actively purchasing customer base within a growing, financially successful enterprise.

Direct and Retail Segments

Our Direct operating segment encompasses our traditional catalog business, Internet-based e-commerce business and merchandise clearance outlet stores whereas the Retail operating segment encompasses our expanding base of full-line retail stores. Although continuing to offer customers substantially similar merchandise, our Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately three-quarters of our consolidated net sales during fiscal 2002, 2001 and 2000, with sales of jewelry, footwear, gift items and home merchandise constituting the respective balances. Please specifically refer to Note 17 – “Segment Reporting” of our consolidated financial statements for further details.

Our Current Merchandise Lines

We currently feature the following three primary merchandise lines:

•	Northcountry. First introduced in 1985, Northcountry is our most established and popular merchandise line. Northcountry offers the broadest selection of merchandise, including affordable apparel, footwear, jewelry, art and gift items, reflecting a casual and relaxed lifestyle. Our Northcountry line continues to appear to have the broadest market appeal with its merchandise having the most sustainable life cycles. Most items are priced between $20 and $100.

•	Spirit. First introduced in 1993, Spirit is our second most established and popular merchandise line. Spirit offers a broad and more upscale assortment of women’s apparel, including dresses and sportswear, blouses, shirts, jackets, pants and skirts, as well as footwear and distinctive and contemporary jewelry. The apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and micro-fibers. Spirit’s apparel is generally of a higher quality than Northcountry with superior construction details, novel accessories and garments that are fully-lined and its price points are generally higher as well. Most items are priced between $35 and $200.

•	Elements. First introduced in February 2000, our Elements line primarily features complementary mix and match, versatile, casual separates, key items and footwear in a vast array of colors and extended sizes. Our Elements line attempts to fulfill what we believe to be an underserved niche of the women’s apparel market. Most items are priced between $20 and $150.

Additionally, to serve the gift-giving needs of our customers and generate incremental sales during the important Holiday shopping season, each year we assemble a “Gifts-to-Go” merchandise line which is featured in a spirited holiday catalog and on our e-commerce web site. Among other items, Gifts-to-Go generally features a varied assortment of the most popular items featured in our primary merchandise lines described above. Gifts-to-Go has not been material to the annual sales of any fiscal year reported herein.

Please note that, in the fiscal 2001 fourth quarter, we made the decision to eliminate our stand-alone “Home” catalog by the fall of 2002. Consistent with that decision, we ceased mailing Home catalogs at the end of the fiscal 2002 second quarter. Please also see “Management’s Discussion and Analysis – “Future Outlook” for further details.

Our Primary Business Strategies

Our continuing primary business strategies are as follows:

•

Provide An Unsurpassed Shopping Experience Through Exceptional Customer Service. Consistently providing each of our customers with unsurpassed shopping experiences through exceptional customer service has been, and will continue to be, our foremost competitive business strategy at Coldwater Creek. We believe that it has been our top-down, company-wide focus on meeting this objective each and every day which has contributed more than anything else to the success we have achieved to date. As we believe that the majority of our customers likely lead hurried and demanding urban lives yet yearn for simpler times, we strive to convey a more relaxed and casual lifestyle in our catalogs, web sites and retail stores. We seek to differentiate Coldwater Creek from less personal and inattentive retailers through the extensive use of spirited merchandise narratives, thematic and seasonal photographs, and unique yet practical merchandise displays and layouts. By continuing to consistently provide each customer with prompt, knowledgeable and courteous service, we believe that over the longer term we will be able to attract and retain a growing base of customers as well as build brand loyalty.

•	Offer a High Quality, Differentiated Merchandise Assortment. We endeavor to offer our customers a broad and unique assortment of high quality apparel, footwear, jewelry, gifts and soft home accessories not commonly offered by competing retailers. To cultivate increased sales from our proprietary customer file, we analyze our extensive customer information database on an ongoing basis to identify changes in the merchandise preferences and buying patterns of our customers and adjust our merchandise offerings accordingly. With our Northcountry and Spirit merchandise lines, we attempt to appeal to somewhat different lifestyle orientations within our overall core demographic of customers. By doing so, we believe that we have been, and will continue to be, better able to grow our overall customer base over the longer term.

•	Advance the Coldwater Creek Brand. In all aspects of our daily operations, from catalog, web site and store design to customer order fulfillment, we strive to make the Coldwater Creek name synonymous with an extraordinary shopping experience. We seek to promote our brand image by maintaining customer service and order fulfillment performance standards among the highest in the industry as well as by continually offering unique, high quality merchandise assortments. We also seek product exclusivity arrangements with our vendors, when possible, and emphasize in-house development of our private label offerings. Additionally, we view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

•	Continued Investment in Technology and Infrastructure. We remain committed to an ongoing program of investment in technology and infrastructure in order to maintain our high customer service standards, further increase our operating efficiencies, and maximize our overall growth and profit potential. We believe that by regularly investing in technology and infrastructure in advance of customer and sales growth we are empowered with the operational flexibility necessary to timely capture emerging strategic or market opportunities.

Our Primary Growth Initiatives

Our current primary growth initiatives are as follows:

•

Further Develop Our Retail Segment. Our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States. Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage of net sales basis. Four years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the U.S. We did so based on our continuing belief that the ability to “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site. We opened 14 new full-line retail stores utilizing a refined store model, while maintaining a balance sheet with no short- or long-term debt. Our refined store model, which we introduced in the beginning of fiscal 2002, features a slightly smaller sized store (approximately 5,000 to 6,000 square feet) and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to reduce our initial capital investment per store. We currently plan to open 23 full-line retail stores during fiscal 2003, including three stores which will serve to test a smaller sized store than our refined store model. These smaller sized test stores will be approximately 3,500 square feet. Our goal is to use our refined store model and smaller sized test stores to access attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

•	Further Develop Our Direct Segment. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business as well as our merchandise clearance outlet stores. Our long-established catalog business consists of regular targeted mailings of our three catalog titles and merchandise lines, Northcountry, Spirit and Elements, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, we design each of our catalogs to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable. Our catalog business provides a marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-price merchandise line and also serves as an effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in four individuals currently patronizing our web site have no previous purchasing history with us, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and cost effective shopping medium. In this regard, we continued to deploy a fiscal 2001 marketing initiative to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our web site. These “affiliate” web sites, which currently number approximately 8,700, accounted for approximately $19.0 million in net sales during fiscal 2002, with approximately one-fifth of the buyers being new to our house file. Our affiliate marketing program complements our promotional e-mailings to our 1.8 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

Our Current Marketing Initiatives

Our current marketing initiatives, which are designed to achieve our ongoing goals of attracting new customers and generating incremental sales from existing customers, are as follows.

•

Existing Customer Sales Cultivation. We endeavor to generate continuing and incremental sales from existing customers across all of our sales channels primarily through targeted catalog and mail solicitations, including e-mail, based on past purchase histories, customer and household demographics and other data. Catalog mailings to our actively buying existing customers generally produce higher response rates and contribute more profitable sales than less responsive catalog mailings to prospective customers. We expand and contract the number of catalogs mailed to existing customers, as well as adjust the timing thereof, based on our perception of current market conditions. During fiscal year 2002, we mailed a total of 136.2 million catalogs containing 12.1 billion pages of women’s apparel, footwear, jewelry, gifts and home merchandise, with approximately two-thirds of these catalogs being mailed to customers with a previous purchasing history with us. At February 1, 2003, our proprietary catalog mailing list consisted of 14.0 million customer names, including 2.7 million “active” customers being customers who have made a purchase from us through any of our sales channels during the preceding twelve months. Within each of our catalogs as well as on our store stationary and shopping bags, we prominently display the address of our www.coldwatercreek.com e-commerce web site in order to encourage customer migration to and patronizing of this efficient and cost effective virtual shopping medium. We also prominently disclose within our catalogs the locations of our expanding base of full-line retail stores. Each of our retail store openings is highly publicized in advance utilizing cover wraps on local catalog mailings, announcement mailings and various local advertising media. Once inside a store, customers will find kiosks introducing them to our user-friendly, e-commerce web site. Each computer-equipped kiosk is linked to our web site thereby encouraging our customers to take a moment and explore our web site, and if they prefer, actually place their order over the Internet. We actively encourage the patronage of all of our sales channels as we have found, consistent with our initial belief some time ago, that our multi-channel customers generally tend to be more frequent purchasers, spending more over time, than our single-channel customers.

•	New Customer Sales Prospecting. Traditionally, we have attempted to attract sales from new customers primarily through targeted catalog and mail solicitations to individuals identified through rented customer lists, outside marketing information services and our own market segmentation analysis. In this regard, a key element of our overall marketing strategy has also been to pursue an aggressive catalog circulation strategy when market conditions permit. Approximately one-third of our 136.2 million catalog mailings in fiscal 2002 were to prospective customers having no previous purchasing history with us. We continue to use our core Northcountry catalog as our primary prospecting catalog as its merchandise selection is competitively priced and includes merchandise types and styles reflective of our other catalogs. In addition, we regularly test market our catalogs to large groups of prospective customers based on research conducted by third-party marketing information services using criteria we specify. Although prospective catalog mailings generally have lower response rates and are less profitable than catalog mailings to our customers, we believe that this ongoing marketing investment is critical to growing our customer base over the longer term. Reflecting this ongoing investment in future customer growth, our proprietary mailing list increased to 14.0 million names at February 1, 2003 as compared to 12.5 million and 10.8 million names at March 2, 2002 and March 3, 2001, respectively.

•	Customer Information Database Analysis. We maintain an extensive proprietary database system to accumulate and update detailed information on each of our customers, including personal information, demographic data, purchasing history by sales channel and their physical proximity to our existing and planned retail stores. The technological capabilities of this system allow our marketing personnel to timely and efficiently analyze the performance of each of our marketing initiatives, whether it be a catalog mailing, e-mail offer, retail store opening or other solicitation. The system also allows us to segment our customer base according to many variables and analyze each segment’s performance and buying patterns. We use the resulting information to prospectively adjust the frequency, timing and content of our various solicitations to maximize their productivity. We also utilize our database to track sales by geographic region thereby identifying metropolitan markets with significant Coldwater Creek brand awareness for potential retail store openings.

•

Customer Presentation. The merchandise presentations within our catalogs and e-commerce web sites feature full color photographs, graphics and artwork designed to appeal to our targeted customer. Each product display is accompanied by pricing information and a detailed narrative describing the merchandise and its specifications in a manner designed to stimulate the reader’s interest, promote purchasing decisions and convey the unique spirit of each item to the customer. Apparel photographs often include the footwear, jewelry and accessories needed to complete an outfit. Photographs of outfits are often placed against lifestyle backgrounds and scenes that include mountain ranges, streams or tree covered hills, while in others, apparel is placed against a color-coordinated, textured backdrop to accentuate the colors of an outfit. Merchandise narratives are presented in a lyrical, thematic manner designed to deliver the Coldwater Creek experience to each customer and to personalize the shopping experience. We were one of the first retailers to present our apparel “off-figure,” leaving the customer to decide if an item of merchandise is right for her based on the item’s inherent style and not on how the item looks on a model. All catalog and web site pages are created and designed by an in-house team of artists, copy writers and editors. From conception to publication, the in-house team uses a collaborative approach to design the pages, make merchandise display and placement decisions and monitor the overall look, feel and quality. We have increasingly internalized our photographic work while continuing to occasionally outsource certain work to independent photographers. These capabilities help us preserve each marketing vehicle’s distinctive character and also allow us greater control over the production schedule, which we believe reduces lead times and costs. These capabilities also provide us with greater flexibility and creativity in production and in selecting the merchandise to be included. Similarly, our full-line retail stores, despite being predominantly in major metropolitan settings, are designed to deliver the ambience of the Coldwater Creek brand through the use of soft woods, natural lighting and soothing effects . During fiscal 2002, we also incorporated a “lifestyle” orientation into our customer presentations whereby we presented ensembles intended to fulfill each of our customers’ daily apparel needs, starting with office-appropriate day wear, transitioning into late-afternoon or early-evening casual or lounge wear, and finishing with late-evening intimate or sleep wear.

Our Current Merchandising Initiatives

Our current merchandising initiatives, aimed at providing a differentiated selection of high quality, casual merchandise that reflects a uniquely relaxed and casual lifestyle, are as follows:

•	Merchandise Lines. Our two largest and most established merchandise lines, Northcountry and Spirit, each feature distinctly different merchandise mixes designed to appeal to somewhat different lifestyles within our overall targeted core demographic of women between the ages of 30 and 60 with household annual incomes in excess of $75,000. Northcountry offers a selection of generally lower-priced merchandise, including apparel, footwear, jewelry, art and gift items, reflecting a casual lifestyle. In contrast, Spirit offers a more upscale and generally higher priced assortment of women’s apparel, including dresses and coordinates, blouses, shirts, jackets, pants and skirts, as well as fashionable footwear and distinctive, contemporary jewelry. Spirit apparel is office-appropriate, but can also serve as weekend-wear, and is typically made of linens, silks and micro-fibers. By featuring two differentiated primary merchandise lines, we believe that we have been, and will continue to be, better able to align our merchandise offerings to the fashion preferences of each distinct customer segment within our targeted core demographic and more successfully grow our overall customer base over the longer term.

•

Merchandise Mix. We have significantly evolved and expanded our overall merchandise offering in recent years. In the early 1990s, our overall merchandise offering focused more heavily on jewelry and accessories than apparel. However, responding to customer inquiries and market research indicating that our customers were increasingly willing to purchase apparel in the styles, of the quality and at the price points offered by us, we embarked on a program to significantly increase our apparel offerings. By fiscal 1995, our apparel offering represented approximately one-half of our consolidated net sales with jewelry and accessories each representing approximately one-fourth. Reflecting the 1996 introduction and subsequent growth of our Spirit apparel line, as well as the February 2000 introduction of our Elements apparel line, our overall apparel representation accounted for approximately three-fourths of our consolidated net sales in fiscal 2002. We believe that the sales contribution of our apparel offerings may continue to increase, although likely at a diminishing rate, for the foreseeable future.

•	New Product Introduction. We strive to continually add new merchandise and refine existing merchandise categories in our effort to promote additional purchases from our customers and to increase our customer retention rates by responding to their changing preferences. We periodically increase our catalog and web site page counts to accommodate the introduction of new, related or similar merchandise and merchandise categories. Our merchandising personnel continually evaluate the performance of our existing products, make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item, and plan the introduction and testing of new items. Consequently, our merchandise mix is continually refined as new items are introduced and tested and as items which do not meet our performance standards are replaced.

•	Proprietary Branding. All aspects of our marketing and merchandising strategies are designed to promote the Coldwater Creek brand and make customers feel that they are not merely making a purchase but buying into a relaxed and casual lifestyle. We continue to develop and increasingly emphasize our proprietary line of private label apparel. We believe that our commitment to offering a line of high quality, internally developed apparel is an important element in differentiating our merchandise from that of our competitors. Our design and buying teams work closely together with selected vendors to derive product designs, choose materials and color schemes, and create an overall image consistent with the Coldwater Creek theme. We are generally able to exercise greater control over the merchandise development process with our private label merchandise than with third party-sourced merchandise. We plan to continue to expand our private label offerings over time and believe that such merchandise will continue to represent a growing percentage of total consolidated net sales in the future.

•	Merchandise Sourcing and Vendor Relationships. In our attempt to offer unique merchandise which we believe is not commonly offered by competing retailers, we maintain relationships with approximately 1,000 merchandise vendors and seek exclusive distribution rights, when possible, in order to enhance the uniqueness of the Coldwater Creek brand. Our merchandise acquisition strategy generally emphasizes relationships with domestic vendors, when possible, which we believe supports our inventory management efforts, provides for greater quality control and results in faster turnaround times for merchandise reorders. Our buyers and quality assurance inspectors work closely with our suppliers to ensure high standards of merchandise quality. We consider our vendor relations, on average, to be satisfactory. No single vendor accounted for more than 11% of our total merchandise purchases in fiscal 2002, although our top five vendors collectively accounted for approximately 25% of our total merchandise purchases. We do not have any long-term purchase commitments with any of our vendors.

•	Clearance Item Strategies. We employ several strategies to expeditiously clear slow moving, discontinued and discounted merchandise. Since fiscal 1999, our most effective and efficient merchandise clearance vehicle has been our www.coldwatercreek.com e-commerce web site. To a lesser extent, we utilize our 14 outlet stores, sale catalogs and flyers distributed in shipped merchandise, and product inclusion within our other catalogs.

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

•	Sales Agent/Customer Service Representative and Store Associate Training. Our vision and goals emphasizing “customers first” are well communicated throughout the entire organization. Through our permanent and temporary employee orientation and training programs, we emphasize the critical importance of providing each and every customer with a consistently high level of prompt, knowledgeable and personal service. So as to maintain this customer service focus foremost in each employee’s mind and to illustrate exceptional service provided by our personnel, we prominently post customer comments and operating statistics throughout the common areas of our facilities. When possible, it is our philosophy to empower line employees to make customer service decisions. As such, we do not maintain a separate customer service department. Instead, each sales agent/customer service representative or store associate receives training to allow him or her to handle customer complaints and inquiries, ensuring that a customer does not need to be delayed, transferred or placed on hold. We encourage our sales agents/customer service representatives and store associates to seek out creative solutions to customer problems and concerns and to remain responsive to each customer’s needs. All of our newly-hired sales agents/customer service representatives and store associates participate in extensive training programs over several days. During these training programs, each trainee receives extensive insight into our Coldwater Creek customer service culture and philosophies, a hands-on orientation to our merchandise and extensive computer system training. Depending on the particular customer service position to be filled, each trainee additionally receives appropriately tailored training in order processing, sales floor layout, presentation and management, etc. Newly hired supervisors and managers receive additional, hands-on training, as appropriate, at our corporate headquarters, customer service call centers or retail stores. All of our sales agents/customer service representatives and store associates are subsequently monitored to review performance and are retrained periodically on an as-needed basis. We provide opportunity for advancement for each employee dependent upon his or her skill level, personal effort and future potential.

•	Customer Service Call Centers. We offer prompt, knowledgeable and courteous order entry services through the use of our toll-free telephone numbers and Internet web site. Our toll-free telephone services may be accessed 21 hours a day, seven days a week and our Internet web site may be accessed 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise, catalog, web site or store location inquiries. We currently operate customer service call centers in Mineral Wells, West Virginia and Coeur d’Alene, Idaho. Backup systems and rerouting capabilities allow our Mineral Wells and Coeur d’Alene customer service call centers to individually service our entire inbound 1-800 traffic if required by a system failure at either center. Our customer service call centers are currently equipped with over 570 sales agent stations, approximately one-third in the Mineral Wells center and approximately two-thirds in the Coeur d’Alene center. So as to provide the fastest possible telephone answer speeds, customer calls are automatically routed between the two customer service call centers based on which center has the most capacity at the time of the call. In the unlikely event that both centers were to reach capacity, an all-hands bell sounds throughout our administrative facilities alerting our personnel, including middle and senior level personnel, to answer any waiting incoming calls. During fiscal 2002, our two call centers collectively handled approximately 4.0 million calls, including peak volume of more than 40,000 calls in a single day, while achieving an average telephone answer speed of approximately eight seconds and an abandoned call rate of 0.9%.

•	Customer Order Entry. We use an integrated on-line transaction processing system for all Direct Segment order entry and fulfillment tasks. These tasks include the inputting of telephone, Internet and mail orders, credit authorization, order processing and distribution. Our sales agents/customer service representatives process orders directly into the system which provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected ship date and order number. Our sales agents/customer service representatives are trained to be knowledgeable in key merchandise specifications and features and they have ready access to physical samples of the entire merchandise line which enables our agents to readily answer detailed merchandise inquiries from customers. We complete telephone orders in approximately four minutes, on average, depending upon the nature of the order and whether the customer is a first-time buyer or a repeat customer. Customers can pay with a major credit card, debit card, check or money order. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. During fiscal 2002, Direct Segment customer orders were received as follows: 53% by telephone, 44% by Internet and 3% by mail or facsimile.

•	Customer Order Fulfillment. We believe that delivery of ordered merchandise promptly and in good condition promotes customer loyalty and repeat buying. All of our Direct Segment’s customer order fulfillment functions, as well as all of our Retail Segment’s inventory servicing requirements, are now conducted out of our leased 600,000 square foot distribution center in Mineral Wells, West Virginia, utilizing semi-automated picking, packing and shipping systems. Customer orders are processed and shipped in continuous waves throughout the day during normal operations with special attention being given to expedited orders. Once a customer’s order has been fully entered by our sales agents/customer service representatives into the aforementioned on-line transaction processing system, the order is printed and all necessary distribution and shipping documents, including customs forms for international orders, are attached. Thereafter, the order is prepared and packaged at one of our many packing stations. The order is bar-coded and scanned with the merchandise, quantity and ship date entered automatically into the customer order file for subsequent access by our sales agents/customer service representatives. Gift orders are gift wrapped with accompanying handwritten notes as per the customer’s instructions. During fiscal 2002, approximately one-half of our shipments were sent via first class and priority mail through the U.S. Postal Service and one-half being sent via other carriers. Typically, each order is charged a shipping and handling fee which is based upon the total order price. Our customers normally receive their items within three to five business days after shipping, although customers may request expedited delivery for an extra charge.

During fiscal 2002, we shipped over 4.6 million packages with approximately 95% of in-stock orders being shipped within one day of order processing. Despite this volume, we achieved a distribution error rate of only 0.08%. We adjust our employee headcount, processing system and distribution hours to meet variable demand levels, particularly during the peak November/December holiday selling season. To meet increased order volume, we utilize temporary employees and plan to continue this practice in the future. Our consolidated shipping capacity is approximately 70,000 packages per day.

•	Return Policy. We have an unconditional return policy for all of our merchandise under which a customer can return an item for any reason at any time through any channel. We believe that our return policy builds customer loyalty and helps overcome any reluctance a customer may have to purchasing merchandise from catalogs or via the Internet.

•

Investment in Items of a Capital Nature. Consistent with our ongoing commitment to optimizing the level of service provided to our customers, the efficiency and effectiveness of our operations, the continued deployment of our triple-sales channel marketing strategy and our future sales growth and profit potential, we invested $79.2 million in items of a capital nature during the last three fiscal years. These capital expenditures primarily consisted of leasehold improvements for our growing base of full-line, metropolitan retail stores and technology infrastructure principally related to expanded and upgraded distribution and customer service facilities, expanded and upgraded telecommunication and management information systems and development and implementation of, and technological enhancements to, our e-commerce web site. The single largest investment during the above period consisted of the retrofitting of a portion of our Sandpoint Distribution Center into additional administrative space, including related furnishings and equipment. Our East Coast Operations Center primarily consists of a distribution center and a customer service call center.

Our Technology

Our primary hardware and software systems are as follows:

•	Our Mainframe Computer Platform. Our mainframe computer platforms are the Hewlett Packard 3000 series (“HP/3000”) and the IBM AS 400 series.

•	Our Telecommunications Platform. We maintain Northern Telecom telephone switches at each of our customer service call centers which provides us with a scaleable platform to accommodate future growth. Our system is designed to reduce the risk of telephone delays and capacity constraints. Our internal private network is converged to allow the simultaneous delivery of data, video or voice over the same network to our two geographically distant customer service call centers. This capability allows us to operate our two customer service call centers as a single “virtual customer service call center” as calls coming into one location are automatically routed to the other location if the load is too high. In the event either customer service call center is unable to receive incoming calls due to factors such as natural disasters, power failures or system problems, calls are routed to the other customer service call center in a process which is transparent to the customer. In the unlikely event that both of our call centers were to become inaccessible, or either or both of our call centers were unable to handle incoming call demand, our corporate headquarters facility in Sandpoint, Idaho is also designed and configured to act as a backup call center.

•	Our Primary Business Software Platform. We have adopted a widely used catalog order processing software system (“Ecometry”) as the management information and customer service cornerstones of our business operation. This software system, which is platformed on our HP/3000, is used by us, as it is by many leading companies in the direct marketing industry, for many order entry and fulfillment tasks, the inputting of telephone, Internet and mail orders, credit authorization, order processing, distribution and shipment. Our system is designed to reduce the risk of lost data and delays in the order entry or order fulfillment processes. The system is fully mirrored on a real-time basis such that customer orders as well as all other operational data are entered simultaneously in each of our two customer service call centers. We believe this redundancy reduces the risk of interruption of customer service or other critical operations.

•	Our Marketing Database Software Platform. We maintain a marketing database software system based on a data warehouse which allows customer data to be accumulated, searched and segmented according to different variables and allows application of demographic overlays. This software system is fully compatible and interfaces with our Ecometry business platform to perform nightly batch downloads of ordering information into the database.

•	Our Merchandising/Inventory Planning Platform. We utilize a merchandising, planning and control software system (“MPCS”) that enables us to perform detailed analysis of the historical performance of individual merchandise items by color and size, product category and offering vehicle. This capability allows us to realize increased accuracy in our product performance forecasting, and as such, better manage our inventory, increase order fill rates and decrease product overstocks.

•	Our Warehouse Management Hardware and Software Platform. Customer order routing, store fulfillment and certain other warehouse management functions are performed by a software system (“PKMS”) from Manhatten and Associates. This system runs on an IBM AS/400.

•	Our E-Commerce Hardware Platform. We have installed physically and geographically diverse and redundant web server farms to serve our growing e-commerce business. These web server farms are based on the Windows NT operating system and are tightly integrated into our HP/3000. We have also installed network and server load balancing devices that allow customer orders received on our e-commerce web site to be routed to the least busy server farm and the least busy server in that farm.

•	Our Retail Platform. We utilize a client/server platform (“Trade Winds”) as the point-of-sale system for our growing base of full-line retail stores. Trade Winds is based on the Windows NT operating system and utilizes SQL database schema. The system enables each of our stores to operate independent of our corporate mainframe computer platform thereby helping to ensure data recovery and redundancy. Despite such autonomy, the system is fully integrated into and interfaces with our Ecometry business platform thereby accommodating daily batch downloads of customer sales information into our corporate database.

During fiscal 2002, we installed a dedicated retail inventory planning software (“SVI”) that enable us to better perform detailed analysis of the historical performance of store merchandise items by store as well as by item attribute. This capability has allowed us to realize increased accuracy in our product performance forecasting, and as such, better manage our retail inventory, reduce product overstocks and backorders, and realize additional distribution efficiencies.

Employees

As of February 1, 2003, we had 2,170 full-time employees and 510 part-time or temporary employees. During the peak retail selling season, which for us includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees currently are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Trademarks

Coldwater Creek® and Spirit® are registered trademarks of the Company. We believe that our registered and common law trademarks have significant value and that our Coldwater Creek® and Spirit® trademarks are instrumental to our ability to create and sustain demand for and market our merchandise.

Risk Factors

Continuing Economic Weakness and Uncertainty

As of the date of this report, we have not seen a sustained improvement in the U.S. economy. As a consequence of this and possibly other factors, our catalog business has been particularly adversely affected. At the same time, however, our Internet and retail businesses have performed reasonably well during fiscal 2002 given the current difficult economic environment. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. We currently do not anticipate any significant and sustained improvement in the U.S. economy prior to early fall of 2003, if then. In an effort to address the relatively weak U.S. economy, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and low customer satisfaction. Also, during fiscal 2002 we implemented various cost control measures to reduce operating expenses, including general salary freezes, reductions in work force and the closure of our Sandpoint, Idaho distribution center. There can be no assurance that these cost reduction measures will have a significant positive impact on overall expense structure. Moreover, our cost-cutting measures may have a negative effect on customer service and employee morale. Should the U.S. economy not recover in a timely manner, or should we not sufficiently participate in any such recovery, our overall business, financial condition, results of operations and cash flows would be materially adversely impacted. Further, lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

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

Prior to joining our Company, Mr. Dick, our Executive Vice-President and Chief Financial Officer, was the Partner in-charge of the Technology, Telecommunications and Media practice of Arthur Andersen LLP. Mr. Dick served as the lead engagement partner for Andersen’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001 and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. In connection with the government’s investigation into WorldCom’s restatement of its financial statements and earnings, Mr. Dick voluntarily testified in a hearing before the U.S. House of Representative’s Finance Committee regarding Andersen’s audit of WorldCom’s consolidated financial statements. The ongoing investigation of the WorldCom matter may impair Mr. Dick’s ability to devote his full time and attention to our Company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of our Company.

Risks Associated with Our Relatively New Retail Store Business and Its Continued Expansion

During fiscal years 1999, 2000 and 2001, we opened two, six and 19 new full-line retail stores, respectively. During fiscal 2002, we opened 14 additional stores. We currently plan to open 23 full-line retail stores during fiscal 2003 including three stores which will serve to test a smaller footprint than our current store model. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore generate sufficient incremental sales to support our new cost structure. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. As such, any investor in our Company must consider the fact that our efforts in this relatively new business remain largely unproven to date, and that our retail model continues to evolve. In March of fiscal 2002, we refined our store model to incorporate a smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. For example, as discussed in the preceding paragraph, we currently plan to open three smaller sized test stores in fiscal 2003. Additionally, you should consider that any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

Risks Associated with Our Catalog Sales and E-commerce Sales Businesses

Our overall success as a Company for the foreseeable future will remain dependent on the success of our well-established catalog sales business. We also continue to primarily rely on our catalogs to promote our www.coldwatercreek.com e-commerce web site and full-line retail stores. We believe that the future success of our catalog sales business will continue to be predicated upon the effective targeting of our catalog mailings, a high volume of prospect catalog mailings, when market conditions permit, appropriate shifts in our merchandise mix and our ability to achieve adequate response rates to our mailings. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development, production and circulation and increased inventories, virtually all of which are incurred prior to the mailing of each catalog. As a result, we are not able to adjust the costs being incurred in connection with a particular catalog mailing to reflect the actual subsequent performance of the catalog. If, for any reason, we were to experience a significant shortfall in anticipated net sales from a particular catalog mailing, our overall business, financial condition, results of operations and cash flows would likely be materially adversely affected. In addition, response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected, by factors beyond our control such as weak economic conditions and uncertainty and unseasonable weather in key demographic markets. Other influencing factors may include, but not be limited to, unpredictable and changing consumer preferences, the timing and mix of catalog mailings and changes in our merchandise mix. Any one or more of these factors could result in lower-than-expected full-priced sales and higher-than-expected clearance sales at substantially reduced margins. These factors could also result in increased merchandise returns, slower turning or obsolete inventories, inventory write-downs and working capital constraints. Any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

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

Risks Associated with Our Growth Strategy

Our growth strategy primarily includes the following components: (i) further development of our retail store, catalog and e-commerce businesses, (ii) the possible introduction of new merchandise lines, (iii) expansion of our existing merchandise lines, and (iv) increased catalog/e-mail circulation (when market conditions permit) and increased response rates. Our growth strategy involves various risks, including a reliance on a high degree of prospect mailings, when market conditions permit, which may lead to less predictable response rates. Any failure on our part to successfully implement any or all of our growth strategies would likely have a material adverse effect on our financial condition, results of operations and cash flows. We believe our past growth has been attributable in large part to our success in meeting the merchandise, timing and service demands of an expanding customer base with certain demographic characteristics. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies, such as the sale of our merchandise in retail stores or through new catalog titles, will be successful or profitable, or that any such efforts will achieve sustained acceptance in the marketplace. Any substantial inability on our part to further develop and grow our retail store and catalog and e-commerce businesses, to maintain our historical average order size and response rates and to leverage the success of existing catalog titles to new merchandise lines would likely have a material adverse effect on our financial condition, results of operations and cash flows.

We initially identified through the use of our Direct Channel’s extensive customer database a total of 80 potential “metropolitan” retail store sites in 29 states where a prerequisite level of Coldwater Creek brand awareness existed. During our fiscal 2002 first quarter we began deploying our refined store model to reduce our initial capital investment per store. We believe that our refined store model may ultimately allow us to access many attractive middle-market areas in addition to the 80 major metropolitan markets, although there can be no assurance of such. We remain fully committed at this time to further growing our Retail Channel. Our current schedule contemplates the opening of 23 full-line retail stores during fiscal 2003, including three 3,500 square foot test stores. We have had limited experience operating geographically dispersed retail stores. In addition, retail store operations entail substantial fixed costs, including costs associated with real estate leases, inventory maintenance, staffing, leasehold improvements and fixture additions. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Failure to successfully implement this store-based strategy, or the implementation of this strategy during a prolonged economic downturn, could result in significant write-offs of leasehold improvements, inventory and fixtures and would likely have a material adverse effect on our financial condition, results of operations and cash flows. We may need to raise additional funds in order to support greater expansion, develop enhanced services, respond to competitive pressures, acquire complementary businesses or respond to unanticipated or seasonal requirements. There can be no assurance that additional debt or equity capital will be available to us to meet these needs on acceptable terms, or at all. In addition, various elements of our growth strategies, including our catalog-mailing program, our e-commerce growth strategy, our plans to introduce new merchandise and our plans to broaden existing merchandise lines, may require additional capital. There can be no assurance that funds will be available to us on terms satisfactory to us when needed.

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

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following: the composition, magnitude and timing of our various merchandise offerings, including our recognition of related sales and costs; the number and timing of our full-line retail store openings; customer responsiveness, including the impact of economic and weather-related influences; merchandise return rates, including the impact of actual or perceived service and quality issues; market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs; the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions or national security measures; and chronological shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas. We alter the composition, magnitude and timing of our merchandise offerings based upon our then understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties to which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may transcend fiscal quarters and years and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected. Please note that, due to our change in fiscal year end, the November and December holiday season now falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter, whereas the December portion of the holiday season fell into our fiscal fourth quarter.

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

Competition

The markets for our merchandise are highly competitive, and the perceived growth opportunities within these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have significant competitors and may face additional competition from new entrants or existing competitors who focus on market segments currently served by us. These domestic and international competitors range from large multi-sales channel retailers with catalog, e-commerce and retail store operations and more substantial financial, marketing and other resources than us to small single-sales channel catalog, e-commerce and retail store companies. With respect to the women’s apparel merchandise offered by us, we are in direct competition with certain more established catalog, e-commerce and retail store operations, many with substantially greater experience in selling women’s apparel merchandise. Some of these competitors seek to attract customers that share one or more of the demographic characteristics common to both our existing and prospective customers. In addition, because we continue to source a significant percentage of our merchandise from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, there can be no assurance that our merchandise will or can be competitively priced when compared with merchandise offered by competing retailers. While we believe that we have been able to compete successfully because of our brand recognition, the exclusivity and broad range and quality of our merchandise, including our private label merchandise offerings, and our superior customer service policies, there can be no assurance that we will be able to compete successfully in the future. Any failure on our part to sufficiently compete in the future would likely have a material adverse effect on our overall customer retention, customer prospecting, future sales growth and market share, and as a consequence, could adversely affect our overall financial condition, results of operations and cash flows.

Risks Affecting Our Ability to Fulfill Orders

Our ability to provide superior customer service, effectively and efficiently target our merchandise offerings, and fulfill customer orders depends, to a large degree, on the efficient and uninterrupted operation of our two customer service call centers, distribution center, management information systems and on the timely performance of third parties such as shipping companies and the U.S. Postal and Customs Services. Although we believe we have built redundancy into our telephone, Internet and management information systems and maintain relationships with several different shipping companies, any material disruption or slowdown in our order processing or fulfillment resulting from the recently increased security measures implemented by U.S. Customs, or by strikes or labor disputes, homeland security measurers, telephone or Internet down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel or refuse to receive orders due to late shipments that would result in a reduction of net sales and could result in increased administrative and shipping costs. Excess order volume could result in telephone or Internet answer delays and delays in placing orders. There can be no assurance that volumes will not exceed present telephone or Internet system capacities and that, as a result, answer delays and delays in placing orders will not occur. Additionally, merchandise is stored and shipped for all of our channels from our sole distribution center in Mineral Wells, West Virginia. We believe that our success to date has been based in part on our reputation for superior customer service, and any impairment of our customer service reputation could have a material adverse effect on our overall business. Any material disruption in or destruction of part or all of our call centers or distribution center caused by strike, fire or natural disaster would likely have a material adverse effect on our ability to provide the timely delivery of merchandise and on our overall financial condition, results of operations and cash flows.

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

Item 2.    PROPERTIES

Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of February 1, 2003 are set forth below:

Facility	Address	Owned /Leased	Approximate Size
Corporate Offices	One Coldwater Creek Drive Sandpoint, Idaho 83864	Owned	96,000 sq. ft.

Sandpoint Facility (1)	3333 McGee Road Sandpoint, Idaho 83864	Owned	135,000 sq. ft

East Coast Operations Center, including Distribution and Call Center	100 Coldwater Creek Drive Mineral Wells, W. Virginia 26160	Leased	600,000 sq. ft.

Coeur d’Alene Call Center	751 West Hanley Avenue Coeur d’Alene, Idaho 83815	Leased	60,000 sq. ft.

43 Full-Line Retail Stores (2)	Various U.S. Locations	Leased	328,000 sq. ft.

14 Outlet Stores (3)	Various U.S. Locations	Leased	84,000 sq. ft.

Photography Studio	4100 McGee Rd. Sandpoint, ID 83864	Leased	6,600 sq. ft.

(1)	During fiscal 2000, we converted approximately 15,000 square feet of single-level, high ceiling floor space in the Sandpoint Distribution Center (“the facility”) into three floors providing 45,000 square feet of additional administrative space. During our fiscal 2001 fourth quarter, we decided to close the facility and to consolidate its operations, which during fiscal 2001 had been substantially limited to fulfilling the inventory requirements of our limited base of retail stores, into our East Coast Distribution Center in Mineral Wells, West Virginia. This consolidation was completed by the end of March 2002. Also, during fiscal 2002, we retrofitted a portion of the facility for use as a retail store conceptual development model, employee recreation center and an outlet store. We are currently in the process of retrofitting a portion of the facility for use as a photo studio.

(2)	Our individual full-line retail stores are between approximately 5,000 and 10,000 square feet, averaging approximately 7,200 square feet per store. We currently plan to open 23 additional full-line retail stores during fiscal 2003, including three stores which will serve to test a smaller sized store than our refined store model. It is anticipated that 20 of these planned stores will be between 5,000 and 7,000 square feet based on the refined store model adopted by us in March 2002. It is anticipated that the remaining three smaller sized test stores will be approximately 3,500 square feet. Our retail store leases generally have base terms between five and ten years.

(3)	Our individual outlet stores are between approximately 3,500 and 7,500 square feet. We currently plan to open eight additional outlet stores during fiscal 2003. Our outlet store leases generally have base terms of five years.

We believe that our corporate offices, distribution center and call centers will meet our operational needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of our business. In particular, during fiscal 2002, we recorded costs of approximately $0.9 million associated with settling a dispute with a former merchandise vendor. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, except for the aforementioned settled litigation, would not materially affect our consolidated financial position, results of operations or cash flows.

The direct response business as conducted by us is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While we believe we are in material compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect our operations.

We collect sales taxes from customers transacting purchases in states in which we have physically based some portion of our retailing business. We also pay applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are physically located. Upon entering a new state, we accrue and remit the applicable taxes. In addition, we accrue use taxes on catalogs mailed to states where the Company has a presence. For many states, the language related to this tax and the costs to which it applies are ambiguous. We have accrued for these taxes based on our current interpretation of the tax code as written. Failure to properly determine or to timely remit these taxes may result in additional interest and related penalties being assessed. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended February 1, 2003.

MANAGEMENT

Directors and Executive Officers

Below is a table setting forth the current name, age and position of our directors and executive officers:

Name	Age		Positions held
Dennis Pence (1)	[53	]	Chairman of the Board of Directors, Secretary and Chief Executive Officer

Georgia Shonk-Simmons	[52	]	President, Chief Merchandising Officer and Director

Melvin Dick	[49	]	Executive Vice President and Chief Financial Officer

Dan Griesemer	[43	]	Senior Vice President of Retail

Karen Reed	[39	]	Senior Vice President of Marketing

Tom Scott	[46	]	Senior Vice President and Chief Information Officer

Duane Huesers	[47	]	Vice President of Finance

James R. Alexander (2)(3)	[60	]	Director

Michelle Collins (2)(3)	[43	]	Director

Curt Hecker (1)(2)(3)	[42	]	Director

Robert H. McCall (1)(2)	[57	]	Director

Ann Pence	[53	]	Director

(1)	Member of the Executive Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Dennis C. Pence co-founded the Company in 1984 and has served as a Director since the Company’s incorporation in 1988, serving as the Board’s Chairman since July 1999 and as its Vice-Chairman prior thereto. Since September 26, 2002, Mr. Pence has served as the Company’s Chief Executive Officer. From June 4, 2002 to September 25, 2002, Mr. Pence provided his executive management services to the Company. From January 5, 2002 to June 3, 2002, Mr. Pence served as the Company’s Interim Chief Financial Officer and Treasurer. Mr. Pence has also served as Chairman of the Board’s Executive Committee since its formation on May 20, 2000 and, as Secretary to the Company since July 1998. From 1984 through 2000, Mr. Pence served as the Company’s President and Chief Executive Officer. From April 1999 to December 2000, Mr. Pence also served as President of the Company’s then newly formed Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products.

Georgia Shonk-Simmons has served as a Director, as well as the Company’s President, since January 1, 2001. Since September 26, 2002, Ms. Shonk-Simmons has served as the Company’s Chief Merchandising Officer. From January 1, 2001 to September 25, 2002, Ms. Shonk-Simmons served as the Company’s Chief Executive Officer. From April 1999 to December 2000, Ms. Shonk-Simmons served as President of the Company’s Catalog & Retail Sales Division. Ms. Shonk-Simmons joined the Company as its Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., a publicly held international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice-President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk- Simmons held various buyer positions with Lytton’s, Carson Pirie Scott and Hahne’s.

Melvin Dick has served as an Executive Vice President and Chief Financial Officer for the Company since June 2002. Prior to joining the Company, Mr. Dick was employed by and was a partner at Arthur Andersen LLP from 1974 through May 2002. While at Arthur Andersen LLP he held a number of progressively responsible positions including serving as the global managing partner of Andersen’s technology, media and communications practice and as a member of Andersen’s Worldwide Board of Partners.

Dan Griesemer has served as the Company’s Senior Vice President of Retail since October 1, 2001. Prior to joining the Company, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap, Inc. Prior thereto, from 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

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

Tom Scott has served as a Senior Vice President of the Company since December 2002. From January 1, 2001 to November 2002, Mr. Scott served as an Executive Vice President of the Company. Mr. Scott continues to serve as Chief Information Officer as he has since November 1997. Mr. Scott served as the Company’s Chief Operating Officer from April 1999 to December 2002. From April 1999 to December 2000, Mr. Scott served as a Senior Vice President of the Company. . Prior to joining the Company, Mr. Scott was President of Gestalt Technologies, Inc., a developer of high technology business systems. From May 1992 to January 1996, Mr. Scott served as Vice President of Business Systems for VF Corporation, an international apparel manufacturer. Prior thereto, from 1984 to 1992, Mr. Scott worked in a variety of positions at Nordstrom, Inc., an apparel retailer. From 1981 to 1984, he was a consultant for Arthur Andersen & Co.

Duane Huesers has served as the Company’s Vice President of Finance since September 2002. His duties include all controllership, external reporting and other finance related matters. Prior to joining the Company, Mr. Huesers had a 25-year career in the retail industry, most recently with Tuesday Morning Corporation where he served as Vice President of Finance. Prior to that, Mr. Huesers served as Vice President and Controller for the Maison Blanche department store chain, as well as Senior Vice President and Chief Financial Officer for Bookstop, Inc.

James R. Alexander has served as a Director since March 2000, as well as a member of the Board’s Audit Committee since July 2000 and as a member of the Board’s Compensation Committee since November 9, 2002. From July 2000 to July 2001, Mr. Alexander also served as a member of the Board’s Compensation Committee. Mr. Alexander had previously served as a Director, as well as Chairman of the Board’s Compensation Committee, from 1994 to 1998 before declining to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 20 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is a joint venture partner in the firm of Tucker Alexander, which is an affiliate of Tucker Capital.

Michelle Collins has served as a Director, as well as a member of the Board’s Compensation Committee, since September 1997 and as a member of the Board’s Audit Committee since November 9, 2002. From July 1998 to July 2001, Ms. Collins served as the Chairman of the Board’s Compensation Committee. Ms. Collins also served as a member of the Board’s Executive Committee from its formation on May 20, 2000 until July 2001. In January 1998, Ms. Collins co-founded Svoboda,

Collins L.L.C, a private equity firm, for which she serves as Managing Director. Previously thereto, Ms. Collins was a principal in the corporate finance department of William Blair & Company, L.L.C., overseeing the firm’s specialty retail sector. During the Company’s initial public offering of common shares in January 1997, Ms. Collins represented William Blair & Company as co-underwriter. Ms. Collins, joined William Blair & Company, L.L.C., an independent investment firm, as an associate in 1986 after obtaining a Masters in Business Administration from the Harvard Business School. Ms. Collins also serves as a director on the boards of directors of CDW Computer Centers, Inc., a publicly held provider of technology solutions for businesses, government agencies and educational institutions, and Molex Incorporated, a publicly held manufacturer of electronic, electrical and fiber optic interconnection products and systems, as well as a number of privately held companies.

Curt Hecker has served as a Director, as well as a member of the Board’s Audit Committee, since August 1995. Mr. Hecker has also served as Chairman of the Board’s Compensation Committee and as a member of the Board’s Executive Committee since July 2001. Since October 1997, Mr. Hecker has served as President, Chief Executive Officer and a Board member of publicly held Intermountain Community Bancorp as well as Chief Executive Officer and a Board member of Panhandle State Bank, Intermountain Community Bancorp’s wholly-owned subsidiary. From August 1995 to October 2001, Mr. Hecker also served as President of Panhandle State Bank. Prior to joining Panhandle State Bank, Mr. Hecker held various management positions with West One Bank.

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

Ann Pence co-founded the Company in 1984, and served as its Executive Creative Director until September 1, 2002 when she retired. Mrs. Pence has served as a Director since the Company’s incorporation in 1988, serving as the Board’s Vice-Chairman since July 1999 and as its Chairman prior thereto. Prior to co-founding Coldwater Creek, Mrs. Pence had an eleven year career in retail advertising, and was employed by Macy’s California from 1974 to 1982 where her final position was Copy Director.

Dennis and Ann Pence are married to each other.

Other Key Management Employees

Below is a table setting forth the current name, age and position of our other key management employees:

Name	Age	Positions held
Gerard El Chaar	[42]	Vice President and Director of Operations
Kristy Gehling	[47]	Vice President of Customer Service

Gerard El Chaar has served as the Company’s Vice President and Director of Operations since January 2001. From October 2000 to January 2001, Mr. El Chaar served as the Company’s Director of Distribution. Prior to joining Coldwater Creek, Mr. El Chaar was Managing Director of European operations for eToys from February 1999 to September 2000, and, prior to that, Mr. El Chaar was the Director of Engineering for Amazon.com from January 1998 to January 1999.

Kristy Gehling has served as the Company’s Vice President of Customer Service since December 2002. From December 2000 to November 2002, she served as the Company’s Divisional Vice President and Director of the Coeur d’Alene facility. From February 1998 to December 2000, Ms. Gehling managed the Company’s Coeur d’Alene call center.

PART II

Item 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY

Our common stock has been quoted on the NASDAQ under the symbol “CWTR” since our initial public offering on January 29, 1997. On February 1, 2003, we had 149 stockholders of record and 15,976,011 shares of $.01 par value common stock outstanding. Please note that on December 19, 2002, our Board of Directors declared a 50% stock dividend having the effect of a 3-for-2 stock split on our issued common stock, par value $0.01 per share (the “Common Stock”). Stockholders of record as of the close of business on January 8, 2003, received one share of Common Stock for every two shares they owned on that date. The new shares were distributed on January 30, 2003. The stock prices below reflect the effect of this stock dividend.

The following table sets forth certain sales price and trading volume data for our common stock for the periods indicated:

	High	Low	Close	Average Volume
Fiscal 2002:
First Quarter	$15.50	$10.47	$13.31	36,611
Second Quarter	$17.05	$9.67	$10.12	45,285
Third Quarter	$10.67	$7.97	$10.64	28,571
Fourth Quarter	$13.99	$9.05	$12.35	72,716

	High	Low	Close	Average Volume
Fiscal 2001:
First Quarter	$16.53	$11.43	$15.65	79,037
Second Quarter	$19.46	$12.33	$16.72	75,677
Third Quarter	$18.01	$10.34	$17.08	47,342
Fourth Quarter	$18.10	$8.75	$10.47	73,593

The Company does not pay regular dividends and does not anticipate the declaration of a cash dividend in the foreseeable future.

Item 6.    SELECTED FINANCIAL AND OPERATING DATA

The selected financial and operating data in the following table sets forth (i) balance sheet data as of February 1, 2003 and statement of operations data for the 11-month period then ended, derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K Annual Report, (ii) balance sheet data as of March 2, 2002 and statement of operations data for the fiscal years ended March 2, 2002 and March 3, 2001, derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors, which are included elsewhere in this Form 10-K Annual Report, (iii) balance sheet data as of March 3, 2001, February 26, 2000 and February 27, 1999, and statement of operations data for the fiscal years ended February 26, 2000 and February 27, 1999, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein and (iv) selected operating data as of and for the periods indicated. The information below should be read in conjunction with “‘Item 7—Management’s Discussion and Analysis” and “Item 8—Consolidated Financial Statements” included elsewhere.

	Fiscal Years Ended (1)
	February 1, 2003	March 2, 2002	March 3, 2001	February 26, 2000	February 27, 1999
	(48 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
	(in thousands except per share)
Statement of Operations Data:
Net sales	$473,172	$464,024	$458,445	$361,566	$356,079
Cost of sales	284,406	272,665	255,187	196,281	191,966

Gross profit	188,766	191,359	203,258	165,285	164,113
Selling, general and administrative expenses	173,330	188,902	182,770	143,553	145,735

Income from operations	15,436	2,457	20,488	21,732	18,378
Interest, net, and other	170	483	1,114	864	(697)
Gain on sales of Milepost Four assets	—	—	—	826	—

Income before provision for income taxes	15,606	2,940	21,602	23,422	17,681
Provision for income taxes	6,249	1,140	8,364	9,251	6,990

Net income	$9,357	$1,800	$13,238	$14,171	$10,691

Net income per share—Basic (2)	$0.59	$0.11	$0.84	$0.92	$0.70

Weighted average shares outstanding— Basic (2)	15,932	15,888	15,746	15,354	15,251

Net income per share—Diluted (2)	$0.58	$0.11	$0.81	$0.89	$0.68

Weighted average shares outstanding—Diluted (2)	16,065	16,215	16,338	15,882	15,755

Balance Sheet Data:
Working capital	$37,365	$26,679	$42,954	$36,735	$27,792
Total assets	187,647	169,247	150,890	122,870	100,621
Long-term debt	—	—	—	—	—
Stockholders’ equity	105,963	94,928	96,135	76,570	60,106
Selected Channel Data:
Net Sales:
Catalog business and outlet stores	$215,919	$257,549	$311,893	$319,710	$346,108
E-commerce business	149,759	143,243	112,399	28,970	437
Retail store business	107,494	63,232	34,153	12,886	9,534
Selected Operating Data:
Total catalogs mailed	136,000	161,000	183,600	139,800	153,100
Total active customers (3)	2,700	2,600	2,600	2,200	2,000

(1)	References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, our fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, our board of directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. We made this decision to align our reporting schedule with the majority of other national retail companies. Our floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. For the fiscal years presented above, only our fiscal year ended March 3, 2001 reflects an incremental fifty-third week. Our most recently completed fiscal year ended February 1, 2003 consisted of forty-eight (48) weeks, due to the change in our fiscal year end.

(2)	The above weighted average shares outstanding and net income per share amounts have been adjusted for all periods presented to reflect a 50% stock dividend having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002.

(3)	An “active customer” is defined as a customer who purchased merchandise from us through any of our sales channels during the twelve month period preceding the end of the period indicated.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. These risks and uncertainties include, but are not limited to, the prolonged weakness and uncertainty in the U.S. economy, and its pronounced effect on the apparel industry; the difficulties inherent in forecasting unpredictable, and often volatile, customer tastes and buying trends, particularly in light of the current state of the U.S. economy and the possibility that any recent improvements in our product margins, or in customer response to our fall merchandise, may not be sustained; the various risks associated with the expansion of our business into retail, an area in which we have relatively limited experience, and the possibility that the expansion may strain our financial and management resources, as well as our administrative, reporting and internal control infrastructure; the possibility that either lower sales or higher than anticipated costs could effect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion; unexpected or increased costs or delays in the development and expansion of our retail chain and our potential inability to recover these costs due to sluggish sales; our potential inability to continue to locate, and negotiate on acceptable terms, leases of sites for store development; potential cost overruns and delays associated with site acquisition, build-out and launch of multiple retail stores; our inability to continue to fund our retail expansion with operating cash as a result of either lower sales or higher than anticipated costs, or both; the difficulties inherent in successful catalog management, including timing, mailing and postal delivery delays, as well as uncertainties associated with effective targeting of customers, and the high costs associated with prospect mailings; potential system interruptions associated with our e-commerce business; the various risks inherent in offering apparel and other merchandise, such as long lead times, difficult to forecast inventory requirements, merchandise returns, and shipping costs; fluctuations in paper, postage and telecommunication costs; difficulties inherent in sizing and merchandising; potential problems correlating inventory to customer demand, especially in connection with clearance activities; uncertainties related to our shift to a multi-channel model, in particular, the effects of shifting patterns of e-commerce or retail purchases versus catalog purchases, and our potential failure to generate significantly increased sales; the possibility of a material disruption or slowdown in operations at our distribution center in Mineral Wells, West Virginia, at which our merchandise is stored and shipped for all of our sales channels; substantial, and increasing, competition in the women’s apparel industry; uncertainty of demand for our products, which may require us to significantly increase promotional costs to increase sales; the possibility that we may not be able to achieve targeted cost reductions, or that significant cost reductions may impair customer service; our ability to hire and retain qualified personnel, especially considering the strain on our personnel resources caused by the expansion of our business, the changes on our business model, and our company-wide cost cutting efforts; our inability to realize the full value of merchandise currently in inventory as a result of sluggish sales, ever-changing customer tastes and buying trends, and the current economic climate, which continues to adversely affect the retail sector; the cost of additional overhead that may be required to expand our brand; the possibility that our unproven buy now/wear now strategy will not be appealing to customers, and that it could be impacted by unseasonable weather patterns, the difficult selling environment or other factors beyond our control; unexpected costs associated with our physical consolidation, such as increases in shipping and receiving expenses; as well as other factors discussed elsewhere in this Annual Report on Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introductory Note

The following discussions are intended to be read in conjunction with our accompanying consolidated financial statements and notes thereto. In the discussions and tables that follow, please note that certain minor arithmetical variances may arise due to the effects of rounding.

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, our fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, our board of directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. This report covers the 11-month transition period of March 3, 2002 through February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies.

Additionally, the common stock outstanding, retained earnings and net income per share amounts have been adjusted for all periods presented to reflect a 50% stock dividend having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002. Please refer to Note 10—“Net Income Per Share” to our accompanying consolidated financial statements for further details.

Coldwater Creek Profile

Coldwater Creek is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business, as well as our merchandise clearance outlet stores, whereas our Retail Segment encompasses our expanding base of full-line retail stores throughout the United States (“U.S.”). Our long-standing mission has been to differentiate our company from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 30 to 60 with household incomes in excess of $75,000.

Our long-established catalog business currently consists of regular targeted mailings of our three catalog titles and merchandise lines, Northcountry, Spirit and Elements, as well as periodic targeted mailings of specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. Our catalogs remain our most efficient and effective medium for building Coldwater Creek brand recognition and deploying our various sales growth and merchandising initiatives. Accordingly, we design each of our catalogs to promote our triple-sales channel structure and to encourage each customer to place her order utilizing whichever sales channel she deems most convenient and pleasurable. Please note that, in the fiscal 2001 fourth quarter, we made the decision to eliminate our stand-alone “Home” catalog by the fall of 2002. Consistent with that decision, we ceased mailing Home catalogs at the end of the fiscal 2002 second quarter. Please also see “Management’s Discussion and Analysis—Future Outlook” for further details.

Our catalog business provides a marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-price merchandise line and also serves as an effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in four individuals currently patronizing our web site have no previous purchasing history with us, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and cost effective shopping medium.

Our full-line retail store business currently is, and for the foreseeable future is expected to remain, our fastest growing sales channel on a percentage of net sales basis. Four years ago, we embarked on a long-term program of establishing full-line retail stores in major metropolitan areas throughout the

U.S. We did so based on our continuing belief that the ability to “touch and feel” merchandise will remain a coveted aspect of the American woman’s shopping experience. We view our retail stores not only as revenue centers, but as geographically dispersed marketing vehicles by which to build further brand recognition and introduce both current and prospective customers to our catalogs and e-commerce web site.

In summary, our primary corporate strategy is to use our well-established catalog infrastructure to generate sales across all three channels, target new customers and introduce new merchandise concepts. Although there can be no assurance of such, we believe that over time this strategy will build broad brand recognition and help us to increase market share.

Fiscal 2002 Overview

During fiscal 2002, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened 14 new full-line retail stores utilizing a refined store model, while maintaining a balance sheet with no short- or long-term debt. Our refined store model, which we introduced in the beginning of fiscal 2002, features a slightly smaller sized store (approximately 5,000 to 6,000 square feet) and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to reduce our initial capital investment per store. We currently plan to open 23 full-line retail stores during fiscal 2003, including three stores which will serve to test a smaller sized store than our refined store model. These smaller sized test stores will be approximately 3,500 square feet. Our goal is to use our refined store model and smaller sized test stores to access attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

Also, during fiscal 2002, we completed the implementation of our “buy now/wear now” strategy by timing the arrival of our fall assortment in our full-line stores to better coincide with our customers’ seasonal apparel needs. This move was in conjunction with the change in our mailing strategy whereby we shifted the timing for mailing our fall catalogs nearer to the end of the fiscal 2002 second quarter than in previous years.

Furthermore, we continued to deploy a fiscal 2001 marketing initiative to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number approximately 8,700, accounted for approximately $19.0 million in net sales during fiscal 2002, with approximately one-fifth of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 1.8 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

We were pleased to be able to achieve the above while confronting the significant business challenges that continue to be presented by a less-than-robust U.S. economy. In summary, our consolidated results for fiscal year 2002 depict significantly improved operating profitability on a relatively modest net sales increase. You are encouraged to fully read the following discussions which analyze our fiscal year 2002 consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail. Please also see “Management’s Discussion and Analysis—Future Outlook” for further details.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002	March 3, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.1	58.8	55.7

Gross profit	39.9	41.2	44.3
Selling, general and administrative expenses	36.6	40.7	39.9

Income from operations	3.3	0.5	4.5
Interest, net, and other	0.0	0.1	0.2

Income before provision for income taxes	3.3	0.6	4.7
Provision for income taxes	1.3	0.2	1.8

Net income	2.0%	0.4%	2.9%

Fiscal 2002 Compared to Fiscal 2001:

Consolidated Results

Please note that the following discussions compare an 11-month fiscal year 2002 with a 12-month fiscal year 2001. Fiscal year 2002 is an 11-month transition period attributable to the change in our fiscal year end. On December 16, 2002, our board of directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. We made this decision to align our reporting schedule with the majority of other national retail companies.

The following table, which sets forth our unaudited results of operations for the one-month period ended March 2, 2002, is provided to assist the reader in assessing differences in our overall fiscal 2001 and 2002 performance.

	12-months March 2, 2002	11-months February 2, 2002	One-month period ended March 2, 2002
	(in thousands)
Net sales	$464,024	$435,741	$28,283
Cost of sales	272,665	254,554	18,111

Gross profit	191,359	181,187	10,172
Selling, general and administrative expenses	188,902	176,285	12,617

Income from operations	2,457	4,902	(2,445)
Interest, net, and other	483	465	18

Income before provision for income taxes	2,940	5,367	(2,427)
Provision for income taxes	1,140	2,079	(939)

Net income	$1,800	$3,288	$(1,488)

Our consolidated net sales for fiscal 2002 were $473.2 million, an increase of $9.1 million, or 2.0%, compared with the consolidated net sales of $464.0 million during fiscal 2001. Note that our consolidated net sales increased even though we are comparing an 11-month fiscal year 2002 to a

12-month fiscal year 2002. To illustrate, our consolidated net sales increased $37.4 million, or 8.6% from consolidated net sales of $435.7 in the comparable 11-month period in the prior year. This increase is primarily due to the incremental net sales from the 19 stores that were open during the entirety of fiscal 2002 but that were open during only a portion of fiscal 2001. The addition of 14 retail stores during fiscal 2002 and, to a lesser extent, stronger customer response during the Holiday season also contributed to this increase. These positive impacts were partially offset by significantly decreased full-priced sales by our Direct Segment’s catalog business. Please refer to “Fiscal 2002 Compared to Fiscal 2001—Operating Segment Results” below for further details.

Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales for fiscal 2002 were $284.4 million, an increase of $11.7 million, or 4.3%, from $272.7 million in fiscal 2001. Our consolidated gross profit decreased by $2.6 million, or 1.4%, to $188.8 million for fiscal 2002 from $191.4 million for fiscal 2001, and our consolidated gross margin decreased to 39.9% for fiscal 2002 from 41.2% for fiscal 2001.

The decrease in our consolidated gross profit dollars was primarily attributable to there being one less month in fiscal 2002 than in fiscal 2001 partially offset by the aforementioned increase in consolidated net sales. To a lesser extent, the decrease was mitigated by rebates received from merchandise vendors. These rebates, which were credited to cost of sales as the related merchandise was sold, totaled $2.0 million in fiscal 2002 versus $0.8 in fiscal 2001. The decrease in gross profit percentage was primarily attributable to our decision in the fiscal 2002 fourth quarter to conduct a concentrated effort to clear obsolete inventory and, to a lesser extent, diminished leveraging of retail occupancy costs. These negative impacts were partially offset by improved margins on full-price sales by our Retail Segment.

Our consolidated selling, general & administrative (“SG&A”) expenses consist primarily of general and administrative expense and, to a slightly lesser extent, selling and marketing expenses. Our consolidated SG&A expenses for fiscal 2002 were $173.3 million, a decrease of $15.6 million, or 8.2%, from $188.9 million for fiscal 2001. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 36.6% for fiscal 2002 from 40.7% for fiscal 2001.

For fiscal 2002, our SG&A expenses were positively affected by reduced catalog cost amortization related to the mailing of 24.8 million, or 15.4% fewer catalogs and by there being one less month in fiscal 2002 compared with fiscal 2001. These positive impacts were partially offset by incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment. The associated personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Additionally, our fiscal 2002 SG&A expenses were negatively affected by costs of approximately $0.9 million associated with settling a dispute with a former merchandise vendor. Our SG&A rate was positively impacted principally by improved response rates to catalogs mailed to the company’s house file and, to a lesser extent, the company’s leveraging of reduced catalog production costs. These positive impacts were partially offset by increased customer prospecting from which we historically elicit diminished customer response rates and lower average order dollars. Please refer to 16—“Contingencies” to our accompanying consolidated financial statements for further details regarding the settling of the dispute with a merchandise vendor.

We view each of our catalog mailings as an integral part of our ongoing overall marketing investment in current and future customer growth across all of our sales channels. Traditionally, we had pursued an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permitted. However, we continued to maintain a conservative circulation strategy during fiscal 2002, as we did during fiscal 2001, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2002 catalog mailings were 136.2 million, a decrease of 24.8 million catalogs, or 15.4%, from our 161.0 million catalog mailings in fiscal 2001. Although curtailed, our fiscal 2002 catalog mailings resulted in our proprietary catalog mailing list growing to 14.0 million names at February 1, 2003 from 12.5 million names at March 2, 2002. Our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, increased slightly to 2.7 million at February 1, 2003 from 2.6 million at March 2, 2002.

As a result of the foregoing, our consolidated income from operations was $15.4 million for fiscal 2002, an increase of $13.0 million, or 528.2%, compared with the consolidated income from operations of $2.5 million for fiscal 2001. Expressed as a percentage of net sales, our consolidated income from operations was 3.3% for fiscal 2002 compared with 0.5% for fiscal 2001.

Our consolidated net interest and other income was minimal during both fiscal 2002 and fiscal 2001 as we continued to utilize excess working capital to fund the continued expansion of our Retail Segment.

For fiscal 2002 our consolidated provision for income taxes was $6.3 million, an increase of $5.1 million, or 448.2%, compared with a consolidated provision for income taxes of $1.1 million for fiscal 2001. Our effective income tax rate for fiscal 2002 increased to 40.0% from 38.8% for fiscal 2001. The increase in our income tax expense was primarily the result of higher pre-tax income. The increase in our effective income tax rate was primarily the result of our Retail Segment’s expansion into and within states with higher corporate income tax rates and, to a lesser extent, the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value salaries related to the contributed services of the founders, Dennis and Ann Pence. Please see “Management’s Discussion & Analysis- Other Matters – Related Party Transactions” for further details.

We completed fiscal 2002 realizing consolidated net income of $9.4 million (net income per basic and diluted share of $0.59 and $0.58, respectively, as adjusted for the 50% stock dividend having the effect of a 3-for-2 stock split) as compared to consolidated net income of $1.8 million (net income per basic and diluted share of $0.11, as adjusted for the 50% stock dividend having the effect of a 3-for-2 stock split) in fiscal 2001, an increase of $7.6 million or 419.8%.

Operating Segment Results

The following table, which sets forth the unaudited impact on net sales by business channel of the one-month period ended March 2, 2002, is provided to assist the reader in assessing differences in our net sales by business channel.

	12-months	11-months	One-month period ended March 2, 2002
	March 2, 2002	February 2, 2002
	(in thousands)
Catalog & Outlets	$257,548	$244,740	$12,808
Internet	143,243	132,952	10,291

Direct	400,791	377,692	23,099

Retail	63,233	58,049	5,184

Total	$464,024	$435,741	$28,283

Our Direct Segment contributed $365.7 million in net sales for fiscal 2002, a decrease of $35.1 million, or 8.8%, from the $400.8 million contributed in fiscal 2001. Our Direct Segment constituted 77.3% and 86.4% of our consolidated net sales for fiscal 2002 and 2001, respectively.

Our Direct Segment’s catalog and outlet store businesses, on a stand-alone basis, contributed $215.9 million in net sales for fiscal 2002, a decrease of $41.6 million, or 16.2%, from the $257.5 million contributed in fiscal 2001. Our catalog and outlet store businesses constituted 45.6% and 55.5% of our consolidated net sales, and 59.0% and 64.3% of our Direct Segment’s net sales, for fiscal 2002 and 2001, respectively.

The above decreases in catalog and outlet store net sales primarily reflect our significantly lower full-price catalog sales which we primarily attribute to the mailing of 24.8 million, or 15.4%, fewer catalogs, by there being one less month in fiscal 2002 compared with fiscal 2001 and, to a lesser extent, soft consumer demand for women’s apparel stemming from the generally weak U.S. economy. Better-than-expected catalog sales returns experience mitigated this sales decrease.

We attribute a measure of the above decrease in catalog and outlet store net sales to our migration of full-price merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our www.coldwatercreek.com web site in all of our catalogs and stores is intended to encourage such migration as our e-commerce business is an efficient and cost effective sales channel.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $149.8 million in net sales for fiscal 2002, an increase of $6.5 million, or 4.5%, from the $143.2 million in net sales contributed in fiscal 2001. Our e-commerce business constituted 31.7% and 30.9% of our consolidated net sales, and 41.0% and 35.7% of our Direct Segment’s net sales, for fiscal 2002 and 2001, respectively.

We primarily attribute the above increase in e-commerce net sales to incremental business generated from new customers obtained through our increased participation in affiliate web site programs, our ongoing e-mail promotional efforts with existing customers, and migrating catalog customers and catalog-initiated web site orders. Increased e-commerce clearance sales and, to a lesser extent, better-than-anticipated e-commerce sales returns experience also contributed to the e-commerce net sales increase. We also believe that our e-commerce business is increasingly realizing sales from customers initially obtained by us through our retail store openings. The mailing of 24.8 million, or 15.4%, fewer catalogs mitigated the aforementioned increases as did the fact that there was one less month in fiscal 2002 compared with fiscal 2001. Our proprietary e-mail address database consisted of 1.8 million names at February 1, 2003 compared with 1.5 million names at March 2, 2002.

Our Retail Segment contributed $107.5 million in net sales for fiscal 2002, an increase of $44.3 million, or 70.0%, from the $63.2 million contributed in fiscal 2001. Our Retail Segment constituted 22.7% and 13.6% of our consolidated net sales for fiscal 2002 and 2001, respectively.

The above increase in net sales primarily reflects incremental sales from the 19 stores that were open during the entirety of fiscal 2002, but were open during only a portion of fiscal 2001 and, to a lesser extent, the addition of 14 full-line retail stores since fiscal 2001. These increases were partially offset by there being one less month in fiscal 2002 compared with fiscal 2001.

Our Direct Segment’s operating contribution, as defined, for fiscal 2002 was $53.1 million as compared with $50.9 million for fiscal 2001. We primarily attribute the increase in our Direct Segment’s operating contribution, as defined, to substantially reduced catalog marketing expenses and better-than-anticipated sales returns experience. These positive impacts were partially offset by decreased full-price net sales from our catalog business and, to a lesser extent, reduced margins on clearance sales by our e-commerce business.

Our Retail Segment’s operating contribution, as defined, for fiscal 2002 was $9.8 million as compared to $(0.4) million for fiscal 2001. We primarily attribute the improvement in our Retail

Segment’s operating contribution, as defined, to increased margins on our full-price sales and reduced retail store pre-opening expenses. The retail store pre-opening expenses decreased as a result of our opening 14 stores in fiscal 2002 compared with 19 stores in fiscal 2001 combined with overall cost savings in the store pre-opening process. These positive impacts were partially offset by reduced leveraging of the Retail Segment’s fixed occupancy costs.

Fiscal 2001 Compared to Fiscal 2000:

Consolidated Results

Our consolidated net sales for fiscal 2001 were $464.0 million, an increase of $5.6 million, or 1.2%, from $458.4 million in fiscal 2000. Excluding consolidated net sales of approximately $8.1 million attributable to the additional fifty-third week in fiscal 2000, our consolidated net sales for fiscal 2001 increased by $13.7 million, or 3.0%. On a comparative fifty-two week basis, the fiscal 2001 increase in our consolidated net sales primarily was attributable to increased full-priced, first-line sales by our Retail Segment and, to a lesser extent, our Direct Segment’s e-commerce business. Significantly increased clearance sales by our e-commerce business also contributed measurably to the overall increase, although at diminished gross margins. These sales increases were substantially offset primarily by decreased full-priced, first-line sales by our Direct Segment’s catalog business and, to a significantly lesser extent, decreased clearance sales by our catalog business and outlet stores.

Our cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. Our consolidated cost of sales for fiscal 2001 were $272.7 million, an increase of $17.5 million, or 6.8%, from $255.2 million in fiscal 2000. Our consolidated gross profit decreased by $11.9 million, or 5.9%, to $191.4 million for fiscal 2001 from $203.3 million in fiscal 2000, and our consolidated gross margin decreased to 41.2% for fiscal 2001 from 44.3% in fiscal 2000. The fiscal 2001 decreases in our consolidated gross profit dollars and margin primarily were attributable to our significantly lower-than-expected full-priced, first-line apparel sales. This sales shortfall undermined our planned leveraging of the incremental occupancy costs incurred from the opening of 19 new stores during fiscal 2001, particularly from the opening of 15 new stores during our fiscal 2001 third quarter. To a lesser extent, our consolidated gross margin for fiscal 2001 was adversely impacted by the increased clearance sales made by our e-commerce business in order to maintain our conservative inventory position.

Our consolidated SG&A expenses primarily consist of selling and marketing expenses and, to a slightly lesser extent, general and administrative expenses. Our consolidated SG&A expenses for fiscal 2001 were $188.9 million, an increase of $6.1 million, or 3.4%, from $182.8 million in fiscal 2000. Our consolidated SG&A expenses as a percentage of consolidated net sales increased to 40.7% for fiscal 2001 from 39.9% in fiscal 2000. The fiscal 2001 increase in our consolidated SG&A expenses primarily was attributable to incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment and, to a significantly lesser extent, our Direct Segment’s e-commerce business. The associated personnel costs primarily included administrative and technical support salaries, store wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Partially offsetting these incremental costs primarily were decreases in catalog development, production and circulation costs due to our reduced mailings, as discussed below, and, to a substantially lesser extent, decreases in incentive performance-based compensation, Direct Segment wages, and education and training. The fiscal 2001 increase in our consolidated SG&A rate primarily was attributable to our inability, in light of the aforementioned sales shortfall, to leverage our incremental costs. Our fiscal 2001 SG&A expenses also reflect an aggregate $0.3 million charge for asset write-downs and outside service costs incurred in connection with our fiscal 2001 fourth quarter decision to close our Sandpoint distribution center, as previously discussed. Additionally, the SG&A expenses reflect a $0.8 million charge for asset write-off relating to obsolete Internet e-commerce software that was recorded in the fiscal 2001 fourth quarter. We also recorded a $0.2 million charge related to executive severance during the fiscal 2001 fourth quarter.

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

We completed fiscal 2001 realizing consolidated net income of $1.8 million (net income per basic and diluted share of $0.11, as adjusted for the 50% stock dividend having the effect of a 3-for-2 stock split) as compared to $13.2 million (net income per basic and diluted share of $0.84 and $0.81, respectively, as adjusted for the 50% stock dividend having the effect of a 3-for-2 stock split) in fiscal 2000, a decrease of $11.4 million or 86.4%.

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

Our Direct Segment’s catalog business and outlet stores, on a stand-alone basis, contributed $257.5 million, or 55.5% of our consolidated net sales for fiscal 2001, as compared to $311.9 million, or 68.0%, of our consolidated net sales for fiscal 2000. Excluding net sales of approximately $5.3 million attributable to the additional fifty-third week in fiscal 2000, our catalog and outlet net sales for fiscal 2001 decreased by $49.1 million, or 16.0%. Our catalog business and outlet stores constituted 64.3% and 73.5% of our Direct Segment’s net sales for fiscal 2001 and 2000, respectively.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $143.2 million, or 30.9%, of our consolidated net sales for fiscal 2001, as compared to $112.4 million, or 24.5%, of our consolidated net sales for fiscal 2000. Excluding net sales of approximately $2.1 million attributable to the additional fifty-third week in fiscal 2000, our e-commerce net sales for fiscal 2001 increased by $32.9 million, or 29.8%. Our e-commerce business constituted 35.7% and 26.5% of our Direct Segment’s net sales for fiscal 2001 and 2000, respectively.

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

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year will be materially adversely affected. Please note that, due to our change in fiscal year end, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter whereas the December portion of the holiday season fell into our fiscal fourth quarter. See Management’s Discussion and Analysis—“Future Outlook” for further details.

The following tables contain selected unaudited quarterly consolidated financial data for fiscal 2002 and fiscal 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. Please note that the aggregate of certain of the following quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

	Fiscal 2002
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (2-months)
	(in thousands, except for per share data)
Net sales	$112,027	$92,794	$153,802	$114,548
Cost of sales	63,035	56,730	88,414	76,225
Gross profit	48,992	36,064	65,388	38,323
Selling, general and administrative expenses	44,322	37,085	55,987	35,937
Income (loss) from operations	4,670	(1,021)	9,401	2,386
Provision for (benefit from) income taxes	1,931	(378)	3,735	962
Net income (loss)	$2,772	$(650)	$5,723	$1,512
Net income (loss) per share—basic	$0.17	$(0.04)	$0.36	$0.09
Net income (loss) per share—diluted	$0.17	$(0.04)	$0.36	$0.09

	Fiscal 2001
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (3-months)
	(in thousands, except for per share data)
Net sales	$112,868	$92,848	$141,707	$116,601
Cost of sales	63,316	53,686	79,404	76,260
Gross profit	49,552	39,162	62,303	40,341
Selling, general and administrative expenses	47,413	37,177	59,832	44,479
Income (loss) from operations	2,139	1,985	2,471	(4,138)
Provision for (benefit from) income taxes	869	819	999	(1,547)
Net income (loss)	$1,377	$1,296	$1,578	$(2,451)
Net income (loss) per share—basic	$0.09	$0.08	$0.10	$(0.15)
Net income (loss) per share—diluted	$0.09	$0.08	$0.10	$(0.15)

We primarily attribute the fiscal 2002 third quarter increase in our consolidated net sales to increased Retail Segment net sales. Our third quarter Retail Segment net sales increased from the addition of 14 full-line stores since the same period in the prior year. We principally ascribe the slight decrease in fiscal 2002 fourth quarter consolidated net sales to there being one less month in the fiscal 2002 fourth quarter than in the fiscal 2001 fourth quarter. However, on comparative two month periods for both the fiscal 2002 and fiscal 2001 fourth quarters, our consolidated net sales increased by $26.2 million, or 29.7%. When considered in that light, we attribute the increase in fiscal 2002 fourth quarter net sales to strong customer response during the holiday season and increased Retail Segment net sales from the addition of 14 full-line stores since the same period in the prior year.

We attribute the decrease in our fiscal 2002 second quarter gross profit dollars and rate to diminished leveraging of our retail occupancy costs partially offset by better-than-anticipated catalog returns experience. We attribute our fiscal 2002 third quarter increase in gross profit dollars to the aforementioned increase in our consolidated net sales. We deem the decrease in our fiscal 2002 third quarter gross profit rate to be the result of diminished leveraging of our retail occupancy costs partially offset by better-than-anticipated catalog returns experience. We principally ascribe the decrease in fiscal 2002 fourth quarter gross profit dollars to there being one less month in the fiscal 2002 fourth quarter than in the fiscal 2001 fourth quarter. However, on comparative two month periods for both the fiscal 2002 and fiscal 2001 fourth quarters, our gross profit dollars increased by $8.3 million, or 27.7% primarily as a result of the aforementioned increase in consolidated net sales for these comparative two month periods. Our fiscal 2002 fourth quarter gross profit rate decreased primarily as a result of our concentrated effort to clear obsolete inventory.

The decrease in our fiscal 2002 third quarter SG&A expenses was primarily due to the mailing of 12.5 million, or 19.8%, fewer catalogs partially offset by an accrual of $0.4 million for costs associated with settling a dispute with a former merchandise vendor. The decrease in our fiscal 2002 third quarter SG&A rate was primarily due to improved response rates to catalog mailings to our house file partially offset by diminished leveraging of our retail occupancy costs. We primarily attribute the decrease in fiscal 2002 fourth quarter SG&A expenses to there being one less month in the fiscal 2002 fourth quarter than in the fiscal 2001 fourth quarter. However, on comparative two month periods for both the fiscal 2002 and fiscal 2001 fourth quarters, our SG&A expenses increased by $4.2 million, or 13.4% primarily as a result of the mailing 3.0 million, or 18.8%, more catalogs and, to a lesser extent, by the recording of approximately $0.5 million associated with settling a dispute with a former merchandise vendor. These impacts were mitigated by the reversal of a $1.0 million employee incentive bonus accrual—payment of which was predicated upon the company achieving specific financial goals for fiscal 2002. Our fiscal 2002 fourth quarter SG&A rate decreased primarily as a result of improved response rates to catalogs mailed to our house file and, to a lesser extent, our leveraging of reduced catalog production costs. These impacts were partially offset by increased customer prospecting.

As a result of the foregoing, we realized improved operating and net income for the fiscal 2002 first, third and fourth quarters and incurred an operating and net loss in our fiscal 2002 second quarter. See Management’s Discussion and Analysis—“Fiscal 2002 Overview,” “Fiscal 2002 Compared to Fiscal 2001” and “Future Outlook” for further details. Please also refer to Note 16—“Contingencies” to our accompanying consolidated financial statements for further details regarding the settling of the dispute with a merchandise vendor.

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

We were party to an agreement with a consortium of banks that provided us with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. The credit facility had a maturity date of July 31, 2003. However, we entered into a new credit agreement (the Agreement) with a consortium of banks effective March 5, 2003, that provides us with a $60.0 million unsecured revolving credit facility (with a sub-limit of $20.0 million for letters of credit and a $5.0 million sub-limit for same day advances) and a term standby letter of credit of $1.1 million. The interest rate under the agreement is LIBOR Rate [i.e., LIBOR divided by one minus the reserve requirement, increased or decreased by a margin based upon our leverage ratio, as defined in the Agreement]. The Agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 4, 2006.

Our operating activities generated $38.4 million, $38.8 million and $18.9 million of positive cash flow during fiscal 2002, 2001 and 2000, respectively. On a comparative fiscal year-to-date basis, the fiscal 2002 slight decrease primarily reflects the negative cash flow effects of decreased accounts payable and prepaid and deferred catalog costs and increased receivables almost entirely offset primarily by the positive cash flow effects of significantly improved net income and, to a lesser extent, increased income taxes payable and accrued liabilities. The fiscal 2001 increase primarily reflects the positive cash flow effects of decreased prepaid and deferred catalog costs, increased accounts payable and, to a significantly lesser extent, decreased inventories and receivables. Our fiscal 2001 operating cash flow also benefited from increased non-cash charges primarily for depreciation and amortization and asset impairment charges. Partially offsetting the above primarily was our substantially lower net income and, to a significantly lesser extent, the negative cash flow effects of decreased accrued liabilities.

Our investing activities consumed $17.8 million, $34.9 million and $25.7 million of cash during fiscal 2002, 2001 and 2000, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2002 capital expenditures principally reflect the cost of leasehold improvements for 14 new retail stores and, to a substantially lesser extent, various technology hardware and software additions and upgrades for both the Direct and Retail Segments and the cost of leasehold improvements for six new outlet stores. Our fiscal 2001 capital expenditures primarily reflect the cost of leasehold improvements for 19 new retail stores and, to a substantially lesser extent, various technology hardware and software additions and upgrades, principally for our Retail Segment, and the retrofitting of a portion of our existing Sandpoint Distribution Center into additional administrative space, including related furnishings and equipment. Our fiscal 2000 capital expenditures primarily reflect the cost of hardware and software additions and upgrades for our corporate systems and e-commerce web sites, a new point-of-sale computer system for our Retail Segment, leasehold improvements for six new retail stores and leasehold improvements, furnishings and equipment for our newly leased Coeur d’Alene Customer Service Call Center.

Our financing activities provided $1.1 million and $3.9 million of cash during fiscal 2002 and fiscal 2000, respectively, whereas they utilized $3.5 million during fiscal 2001. Fiscal 2002 primarily reflects $1.1 million in net proceeds from exercises of stock options. Fiscal 2001 primarily reflects the outlay of $4.7 million for treasury stock repurchases, partially offset by $1.3 million in net proceeds from exercises of stock options. Fiscal 2000 primarily reflects $3.9 million in net proceeds from exercises of stock options.

As a result of the foregoing, we had $37.4 million in consolidated working capital at February 1, 2003 as compared to $26.7 million at March 2, 2002. Our consolidated current ratio was 1.5 at February 1, 2003 as compared to 1.4 at March 2, 2002. We had no outstanding short-term or long-term bank debt at February 1, 2003 or March 2, 2002.

As previously discussed, we embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 41 full-line “metropolitan” retail stores at February 1, 2003 are in addition to our two previously existing full-line “destination” or “resort” retail stores. We currently plan to open 23 full-line retail stores during fiscal 2003 including three stores which will serve to test a smaller sized store than our current store model. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $0.7 million to $1.0 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations on favorable terms within attractive metropolitan malls and lifestyle centers.

We currently estimate between $24.0 million and $28.0 million in total capital expenditures for fiscal 2003, primarily being leasehold improvements for 23 new retail stores and, to a substantially lesser extent, various technology additions and upgrades and the cost of leasehold improvements for eight additional outlet stores. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our new bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. We currently do not anticipate any additional share repurchases. The 209,100 common shares repurchased were not impacted by the 50% stock dividend having the effect of a 3-for-2 stock split declared by our board of directors on December 19, 2002.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives for fiscal 2003. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Future Outlook

As of the date of this report, we have not seen a sustained improvement in the U.S. economy. As a consequence of this and possibly other factors, our catalog business has been particularly adversely affected. At the same time, however, our Internet and retail businesses have performed reasonably well during fiscal 2002 given the current difficult economic environment. In an effort to address the relatively weak U.S. economy, we have taken several cost containment measures, as described more fully below, which are reflected in our fiscal 2002 performance. While we believe that, based on current economic conditions, fiscal year 2003 as a whole should be profitable, we expect that this will be heavily dependent upon our performance in the second half of the fiscal year. Should the economy further deteriorate we would have to take additional cost containment measures and our financial position, results of operations and cash flows could be adversely impacted.

Beginning in January 2002, we undertook certain restructuring measures in response to the continuing economic uncertainty and to more appropriately align our business going forward. Most significant was our decision to close our Sandpoint, Idaho distribution center and to consolidate its operations, which during fiscal 2001 had been substantially limited to fulfilling the inventory requirements of our limited base of retail stores, into our 600,000 square foot East Coast Operations Center in Mineral Wells, West Virginia. This consolidation, which included the elimination of approximately 120 salaried and hourly employees, was completed by the end of March 2002. As a result, all of our receiving and distribution functions are now conducted under one roof. Additionally, we identified approximately 20 salaried positions for elimination from our administrative headquarters in Sandpoint and approximately 80 salaried and hourly positions for elimination from our national retail store staff. While we believe we realized cost efficiencies from these measures, we experienced various mitigating events that resulted in certain savings being offset by other cost increases. For example, while there was reduction in the number of costly “split-shipments”, wherein multiple packages are sent to the same customer from different distribution centers, there were offsetting increases in postage rates and in levels of shipping service. However, we have realized cost savings in other expense categories such as Direct Segment and Retail Segment wages.

We also decided during our fiscal 2001 fourth quarter to eliminate our stand-alone “Home” catalog and merchandise line by the fall of 2002 and instead incorporate its most popular product categories into our remaining catalog titles and merchandise lines. The elimination of the “Home” catalog as a stand-alone title was completed at the end of the fiscal 2002 second quarter, and we did not mail any “Home” catalogs during the fiscal 2002 third or fourth quarters. Additionally, during our fiscal 2001 fourth quarter, we decided to eliminate our “Gallery” web site (www.galleryatcoldwatercreek.com) and specialty merchandise line, and instead incorporate its most popular items into our retail stores. During the fiscal 2002 third quarter the Gallery web site was shut down after the Gallery inventory was depleted.

Furthermore, during fiscal 2002, we completed the implementation of our “buy now/wear now” merchandising strategy by timing the arrival of our fall assortment in our full-line stores to better coincide with our customers seasonal apparel needs. This move was in conjunction with the change in our mailing strategy whereby we shifted the timing for mailing our fall catalogs nearer to the end of the fiscal 2002 second quarter than in previous years. Additionally, in an attempt to reduce our future sales susceptibility to unseasonable weather conditions in key demographic markets, we have recently begun to alter our apparel offerings to include a broader assortment of fabrics, designs and colors suitable for multiple seasons. We attribute a portion of our fiscal 2002 third and fourth quarter performance improvements to the implementation of our “buy now/wear now” merchandising strategy.

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

Inventories

Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on our balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions, and corresponding inventory purchase commitments with vendors, months in advance of the time in which a particular merchandise item is intended to be included in our merchandise offerings. These decisions and commitments are based on, among other possible considerations, our historical sell-through experience with identical or similar merchandise, our understanding of fashion trends and influences as well as our assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of our inventory exceeds its market value, and if so, by what dollar amount. The carrying value of our inventory is reduced to its realizable value with a corresponding charge to our costs of sales.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and by making technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in our consolidated financial statements for the fiscal 2002 first quarter with no material impact. We will adopt all other provisions of SFAS No. 145, as required, effective February 2, 2003 for our fiscal 2003 consolidated financial statements. We currently believe that adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We would be impacted by SFAS No. 146 only if we were to commit to a plan for an exit or disposal activity. Currently, we have not committed to a plan for an exit or disposal activity.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by generally accepted accounting principles in the United States. Our only individually significant operating lease is for our East Coast Distribution Center. All of our other operating leases pertain to our retail and outlet stores, our Coeur d’Alene call center and to various equipment and technology.

As of February 1, 2003, our minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

Fiscal 2003	$15,922
Fiscal 2004	16,443
Fiscal 2005	16,128
Fiscal 2006	16,031
Fiscal 2007	15,471
Thereafter	77,743

Total	$157,738

Subsequent to February 1, 2003, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Fiscal 2003	$398
Fiscal 2004	616
Fiscal 2005	616
Fiscal 2006	616
Fiscal 2007	616
Thereafter	2,433

Total	$5,295

Additionally, we had inventory purchase commitments of approximately $84.0 million and $52.0 million at February 1, 2003 and March 2, 2002.

See Note 15—“Commitments” to our accompanying consolidated financial statements for further details.

Related Party Transactions

Incentive Based Compensation and Executive Loan Program

Prior to the enactment of the Sarbanes-Oxley Act (“the Act”), we maintained an Executive Loan Program under which we made, at our sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than our founders, Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in our Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with us terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at February 1, 2003 and March 2, 2002, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

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

Arrangements with Principal Shareholders

In light of our not achieving our financial goals for fiscal 2001, our principal shareholders, Dennis and Ann Pence, declined to accept any salaries for their executive management services from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by generally accepted accounting principles in the United States, we imputed on a straight-line basis into our consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for these periods with corresponding offsetting credits to our consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. During the fiscal 2002 third quarter, Mr. Pence’s imputed salary expense continued at one-half of his fiscal 2001 salary through September 26, 2002 after which date Mr. Pence began receiving cash remuneration for his executive management services. Effective September 1, 2002, Mrs. Pence retired from her position as our Executive Creative Director. Accordingly, no salary expense related to Mrs. Pence’s contributed services was imputed during the fiscal 2002 third or fourth quarters.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, we reimburse Mr. and Mrs. Pence for (i) a usage based pro rata portion of the financing costs, (ii) a usage based pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $725,000 and $278,000 for fiscal 2002 and 2001, respectively.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been minimally impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Coldwater Creek Inc.:

We have audited the accompanying consolidated balance sheet of Coldwater Creek Inc. (a Delaware corporation) and subsidiaries as of February 1, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the eleven-month period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Coldwater Creek Inc. and subsidiaries as of March 2, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended March 2, 2002 and March 3, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatement described in Note 2 to the financial statements, in their report dated April 10, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of February 1, 2003, and the results of their operations and their cash flows for the eleven-month period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated balance sheet of Coldwater Creek Inc. and subsidiaries as of March 2, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended March 2, 2002 and March 3, 2001 were audited by other auditors who have ceased operations. As described in Note 2 to the financial statements, the common stock outstanding, retained earnings, and net income per share amounts for fiscal 2001 and fiscal 2000, as well as certain amounts in the 1996 stock option plan and employee stock purchase plan disclosures, have been adjusted to reflect a 50 percent stock dividend in the form of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002. We audited the adjustments that were applied to restate certain of the amounts and disclosures related to the Company’s 50 percent stock dividend reflected in the fiscal 2001 and fiscal 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements of Coldwater Creek Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 financial statements taken as a whole.

/s/    KPMG LLP

Boise, Idaho

March 10, 2003

This is the report of Arthur Andersen LLP from the prior year and this report has not been reissued.

REPORT OF INDEPENDENT AUDITORS

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

/s/    ARTHUR ANDERSEN LLP

Boise, Idaho

April 10, 2002

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 1, 2003	March 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,630	$4,989
Receivables	6,112	4,927
Inventories	59,686	64,295
Prepaid and other	4,409	5,923
Prepaid and deferred catalog costs	7,133	7,770
Deferred income taxes	1,915	2,250

TOTAL CURRENT ASSETS	105,885	90,154
Property and equipment, net	81,214	78,282
Executive loans	548	811

TOTAL ASSETS	$187,647	$169,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,951	$46,514
Accrued liabilities	18,919	16,961
Income taxes payable	3,650	—

TOTAL CURRENT LIABILITIES	68,520	63,475
Deferred income taxes	1,631	3,794
Deferred rents	11,533	7,050

TOTAL LIABILITIES	81,684	74,319

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 16,185,111 and 16,047,873 shares issued, respectively (a)	162	161
Additional paid-in capital	51,286	49,609
Treasury shares, at cost, 209,100	(4,715)	(4,715)
Retained earnings (a)	59,230	49,873

TOTAL STOCKHOLDERS’ EQUITY	105,963	94,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,647	$169,247

Note (a):	The above common stock issued and retained earnings amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

The accompanying notes are an integral part of these consolidated financial statements

COLDWATER CREEK INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended
	February 1, 2003 (a)	March 2, 2002	March 3, 2001
Net sales	$473,172	$464,024	$458,445
Cost of sales	284,406	272,665	255,187

GROSS PROFIT	188,766	191,359	203,258
Selling, general and administrative expenses	173,330	188,902	182,770

INCOME FROM OPERATIONS	15,436	2,457	20,488
Interest, net, and other	170	483	1,114

INCOME BEFORE PROVISION FOR INCOME TAXES	15,606	2,940	21,602
Provision for income taxes	6,249	1,140	8,364

NET INCOME	$9,357	$1,800	$13,238

NET INCOME PER SHARE—BASIC (b)	$0.59	$0.11	$0.84

NET INCOME PER SHARE—DILUTED (b)	$0.58	$0.11	$0.81

Note (a):	Fiscal 2002 is an 11-month transition period attributable to the Company's decision to change its fiscal year end.

Note (b):	The above net income per share amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Shares	Retained Earnings (a)	Total
	Shares (a)	Par Value (a)
BALANCE AT FEBRUARY 26, 2000	15,375	$155	$41,580	$—	$34,835	$76,570
Net income	—	—	—	—	13,238	13,238
Net proceeds from exercises of stock options	507	5	3,920	—	—	3,925
Tax benefit from exercises of stock options	—	—	2,402	—	—	2,402

BALANCE AT MARCH 3, 2001	15,882	$160	$47,902	$—	$48,073	$96,135
Net income	—	—	—	—	1,800	1,800
Net proceeds from exercises of stock options	166	1	1,277	—	—	1,278
Tax benefit from exercises of stock options	—	—	430	—	—	430
Repurchase of treasury shares	—	—	—	(4,715)	—	(4,715)

BALANCE AT MARCH 2, 2002	16,048	$161	$49,609	$(4,715)	$49,873	$94,928

Net income	—	—	—	—	9,357	9,357
Net proceeds from exercises of stock options	137	1	1,142	—	—	1,143
Tax benefit from exercises of stock options	—	—	307	—	—	307
Contributed services	—	—	228	—	—	228

BALANCE AT FEBRUARY 1, 2003	16,185	$162	$51,286	$(4,715)	$59,230	$105,963

Note (a):	The above common stock issued, par value and retained earnings amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	11-Months Ended February 1, 2003	12-Months Ended
		March 2, 2002	March 3, 2001
OPERATING ACTIVITIES:
Net income	$9,357	$1,800	$13,238
Non cash items:
Depreciation and amortization	14,037	12,646	9,427
Loss on asset disposition	801	1,054	173
Deferred rent amortization	(332)	(94)	334
Contributed services	228	—	—
Deferred income taxes	(1,829)	(249)	2,195
Tax benefit from exercises of stock options	307	430	2,402
Other	1	139	56
Net change in current assets and liabilities:
Receivables	(1,185)	2,150	(1,336)
Inventories	4,609	1,854	(5,946)
Prepaid and other	1,483	(2,170)	(2,498)
Prepaid and deferred catalog costs	637	5,051	(6,010)
Accounts payable	(563)	12,179	4,237
Accrued liabilities	1,757	(1,445)	2,660
Income taxes payable	3,650	—	(2,140)
Deferred rents	5,408	5,444	2,084

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,366	38,789	18,876

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,078)	(35,296)	(25,842)
Repayments from (loans to) executives	263	386	161

NET CASH USED IN INVESTING ACTIVITIES	(17,815)	(34,910)	(25,681)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	1,143	1,278	3,925
Common shares repurchased for treasury	—	(4,715)	—
Other financing costs	(53)	(53)	(53)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,090	(3,490)	3,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,641	389	(2,933)
Cash and cash equivalents, beginning	4,989	4,600	7,533

CASH AND CASH EQUIVALENTS, ENDING	$26,630	$4,989	$4,600

Cash paid for interest	$3	$15	$7
Cash paid for income taxes	1,113	2,234	8,152

The accompanying notes are an integral part of these consolidated financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company’s fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. This report covers the 11-month transition period of March 3, 2002 through February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies.

The Company’s floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The Company’s most recently completed fiscal year ended February 1, 2003 (“fiscal 2002”) consisted of forty-eight (48) weeks, due to the aforementioned change in the Company’s fiscal year end, whereas its preceding fiscal years ended March 2, 2002 (“fiscal 2001”) and March 3, 2001 (“fiscal 2000”) consisted of fifty-two (52) and fifty-three (53) weeks, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in our sales returns accrual and our inventory obsolescence calculation, among others. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary from its estimates and assumptions.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal years have been reclassified to be consistent with the current fiscal year’s presentation.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented have been adjusted to reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Company’s Board of Directors on December 19, 2002.

Revenue Recognition

The Company recognizes sales including shipping and handling income and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. Customer list rental income is netted against selling, general and administrative (“SG&A”) expenses. The Company’s policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

Inventories

Inventories primarily consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

Prepaid and Deferred Catalog Costs

Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs and are amortized into SG&A expenses over the expected sales realization cycle, typically several weeks. The Company’s consolidated SG&A expenses include amortized catalog costs of $77.6 million, $97.4 million and $104.6 million for fiscal 2002, 2001 and 2000, respectively.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Sales and SG&A Expenses

The Company’s consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. The Company’s consolidated SG&A expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred catalog costs, and general and administrative expenses. The Company’s consolidated SG&A expenses include advertising costs of $5.1 million, $5.5 million and $2.6 million for fiscal 2002, 2001 and 2000, respectively. The Company considers its web based affiliate commission expenses to be advertising expenses.

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in SG&A expenses. Pre-opening costs were approximately $1.3 million, $2.9 million and $1.0 million during fiscal 2002, 2001 and 2000, respectively.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 19, 2002, the Company’s Board of Directors declared a 50% stock dividend having the effect of a 3-for-2 stock split on its issued common stock, par value $0.01 per share (the “Common Stock”). Stockholders of record as of the close of business on January 8, 2003, received one share of Common Stock for every two shares they owned on that date. The new shares were distributed on January 30, 2003. The common stock outstanding, retained earnings and net income per share amounts have been adjusted for all periods presented to reflect this stock dividend.

Accounting for Stock Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the 1996 Plan been determined using the compensation measurement principles of SFAS No. 123:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002 (1)	March 3, 2001 (1)
Net Income:
As reported	$9,357	$1,800	$13,238
Impact of applying SFAS 123	(825)	(1,183)	(1,220)

Pro forma	$8,532	$617	$12,018

Net income per share:
Pro forma impact—Basic	$(0.05)	$(0.07)	$(0.08)
Pro forma impact—Diluted	$(0.05)	$(0.07)	$(0.07)

(1)	The pro forma impacts on net income and net income per share for the fiscal years ended March 2, 2002 and March 3, 2001 reflect an adjustment for certain fully vested shares that were included in the calculation.

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002	March 3, 2001
Risk free interest rate	3.7%	4.2%	5.6%
Expected volatility	86.8%	85.8%	80.8%
Expected life (in years)	4	4	4
Expected dividends	None	None	None

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, receivables and payables and loans to executives for which the carrying amounts materially approximate their fair values.

Accounting for Rebates Given by Vendors

The Company accounts for rebates received from its merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of our inventory and, when sold, as cost of sales. The Company recorded rebates from merchandise vendors of $2.0 million, $0.8 million and $0.3 million in fiscal 2002, 2001 and 2000, respectively.

Accounting for Revenue Arrangements with Multiple Deliverables

The Company periodically offers its customers coupons that entitle them to receive a specified dollar amount off of future purchases. The customers are required to meet certain purchasing criteria in order to receive the coupons. The Company accounts for this arrangement by deferring a proportional amount of revenue to the period that the coupon is expected to be redeemed. The Company had balances in deferred revenue related to coupon arrangements of $1.0 million at February 1, 2003 and $0.0 million at March 2, 2002 and March 3, 2001, respectively.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 for its fiscal 2002 consolidated financial statements. However, the Company, at this time, does not intend to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this interpretation will have no material effect on its consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and by making technical corrections to existing pronouncements. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13 for transactions occurring after May 15, 2002 in its consolidated financial statements for the fiscal 2002 first quarter with no material impact. The Company will adopt all other provisions of SFAS No. 145, as required, effective February 2, 2003 for its fiscal 2003 consolidated financial statements. Management currently believes that adoption of SFAS No. 145 will not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company would be impacted by SFAS No. 146 only if it were to commit to a plan for an exit or disposal activity. Currently, the Company has not committed to a plan for an exit or disposal activity.

3.    FISCAL YEAR CHANGE

On December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies. The table below summarizes selected unaudited financial data for the 11-months ended February 2, 2002.

February 2, 2002
(unaudited)
Net sales	$435,741
Cost of sales	254,554

Gross profit	181,187
Selling, general and administrative expenses	176,285

Income (loss) from operations	4,902
Interest, net, and other	465

Income before provision for income taxes	5,367
Provision for income taxes	2,079

Net income	$3,288

Net income (loss) per share—basic	$0.21

Net income (loss) per share—diluted	$0.20

4.    RECEIVABLES

Receivables consist of the following:

	February 1, 2003	March 2, 2002
	(in thousands)
Trade	$4,469	$2,640
Tenant improvement	1,031	1,428
Customer list rental	549	530
Other	63	329

	$6,112	$4,927

The Company evaluates the credit risk associated with its receivables. At February 1, 2003 and March 2, 2002 no reserve was recorded.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	February 1, 2003	March 2, 2002
	(in thousands)
Land	$152	$152
Building and land improvements	15,934	15,731
Leasehold improvements	53,601	41,087
Furniture and fixtures	13,406	10,054
Technology hardware and software	43,761	41,188
Machinery and equipment	7,852	7,453
Construction in progress	284	3,776

	134,990	119,441
Less: accumulated depreciation and amortization	(53,776)	(41,159)

	$81,214	$78,282

Construction in progress is primarily comprised of leasehold improvement costs and furniture and fixtures related to new, unopened retail stores. The Company had a balance of construction costs incurred for which a liability was established of $0.4 million and $1.4 million at February 1, 2003 and March 2, 2002, respectively.

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 1, 2003	March 2, 2002
	(in thousands)
Accrued payroll, related taxes and benefits	$5,077	$4,150
Gift certificate liability	4,711	2,936
Other	4,610	2,467
Accrued sales returns	4,521	7,408

	$18,919	$16,961

7.    REVOLVING LINE OF CREDIT

The Company was party to an agreement with a consortium of banks that provided it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. The credit facility had a maturity date of July 31, 2003. However, the Company entered into a new credit agreement (the Agreement) with a consortium of banks effective March 5, 2003, that provides it with a $60.0 million unsecured revolving credit facility (with a sub-limit of $20.0 million for letters of credit and a $5.0 million sub-limit for same day advances) and a term standby letter of credit of $1.1 million. The interest rate under the agreement is LIBOR Rate [i.e., LIBOR divided by one minus the Reserve Requirement, increased or decreased by a margin based upon the Company’s then leverage ratio, as defined in the Agreement]. The agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 4, 2006. The Company incurred commitment fees of $213,000, $216,000, and $114,000 in fiscal 2002, 2001 and 2000, respectively.

The Company had $0.7 million in outstanding letters of credit at both February 1, 2003 and March 2, 2002.

8.    INCOME TAXES

The Company’s deferred tax assets and liabilities, representing the tax effects of temporary differences, are as follows:

	February 1, 2003		March 2, 2002
	Current	Noncurrent	Current	Noncurrent
	(in thousands)
Assets:
Inventories	$1,451	$—	$1,293	$—
Accrued sales returns	1,790	—	2,934	—
Accrued employee benefits	649	—	831	—
Tenant improvement	—	4,602	—	—
Other	850	—	269	—

Total deferred tax assets	$4,740	$4,602	$5,327	$—

Liabilities:
Prepaid and deferred catalog costs	$(2,825)	$—	$(3,077)	$—
Tax basis depreciation	—	(6,233)	—	(3,794)

Total deferred tax liabilities	$(2,825)	$(6,233)	$(3,077)	$(3,794)

Net deferred tax assets (liabilities)	$1,915	$(1,631)	$2,250	$(3,794)

The Company’s income tax provision includes the following:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002	March 3, 2001
	(in thousands)
Current income tax provision:
Federal	$6,912	$1,223	$5,452
State	1,166	166	717
Deferred income tax provision (benefit):
Federal	(1,502)	(220)	1,940
State	(327)	(29)	255

	$6,249	$1,140	$8,364

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective income tax rates are as follows:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002	March 3, 2001
Statutory income tax rate	35.0%	34.0%	35.0%
State income taxes, net of federal benefit	5.0%	4.8%	3.7%

	40.0%	38.8%	38.7%

The Company received investment tax credits from the States of West Virginia and Idaho. The West Virginia tax credits, which are available through 2012, subject to annual limitations of 80% of the Company’s West Virginia income tax liability, are recognized by the Company in the year in which they are used. The Company utilized $129,000, $42,000 and $182,000 of these investment tax credits to offset its West Virginia income tax liability during fiscal 2002, 2001 and 2000, respectively. The Idaho tax credits are limited to 50% of the current year’s state income tax liability. The Company utilized $119,000, $40,000 and $119,000 of the Idaho tax credits to offset its Idaho state income tax liability during fiscal 2002, 2001 and 2000, respectively.

9.    TREASURY STOCK

On March 31, 2001, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. The 209,100 common shares repurchased were not impacted by the 50% stock dividend having the effect of a 3-for-2 stock split declared by the Company’s board of directors on December 19, 2002. The Company currently does not anticipate any additional share repurchases.

10.    NET INCOME PER SHARE

The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share:

	Fiscal Year Ended
	February 1, 2003	March 2, 2002	March 3, 2001
	(in thousands)
Net income	$9,357	$1,800	$13,238

Average shares outstanding used to determine net income per basic common share (2)	15,932	15,888	15,746
Net effect of dilutive stock options based on the treasury stock method using average market price (1) (2)	133	327	592

Average shares used to determine net income per diluted common share (2)	16,065	16,215	16,338

(1)	Anti-dilutive stock options excluded from the above computations were 676, 479 and 321 for fiscal 2002, 2001 and 2000, respectively.
(2)	The common shares outstanding and dilutive and anti-dilutive share amounts for fiscal year 2002, 2001 and 2000 have been adjusted to reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    1996 STOCK OPTION/STOCK ISSUANCE PLAN

The Company’s 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996. The total number of shares authorized for issuance under the 1996 Plan is 2,792,771 common shares. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board of Directors.

The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, including officers and key employees, non-employee directors and consultants, and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of the Company’s common stock at an exercise price not less than 85% of the then fair market value of the Company’s common stock for non-statutory options and 100% of the then fair market value of the Company’s common stock for incentive options, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator’s discretion, be directly sold or issued, as a bonus tied to the performance of services and/or achievement of performance goals, shares of the Company’s common stock at a price not less than 100% of the then fair market value and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of the Company’s common stock at an exercise price equal to 100% of the then fair market value on the date of grant.

Under the Discretionary Option Grant Program component of the 1996 Plan, employees have been granted options which remain outstanding at February 1, 2003 to purchase 1,027,924 shares of the Company’s common stock. Under the Automatic Option Grant Program component of the 1996 Plan, non-employee members of the Board of Directors have been granted options which remain outstanding at March 2, 2002 to purchase 160,382 shares of the Company’s common stock. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years, as specified. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee members of the Board of Directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program, subject to earlier expiration for vested options not exercised following termination of employment, and have a maximum term of ten years under the Automatic Option Grant Program, subject to earlier expiration for vested options not exercised two years following the optionee’s cessation of Board service.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options as of February 1, 2003, March 2, 2002 and March 3, 2001 and the changes during the fiscal years then ended, is presented below:

	February 1, 2003
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,395,917	$4.39—27.67	$13.24
Granted	67,500	10.12—16.27	15.24
Exercised	(137,238)	4.39—15.29	8.34
Forfeited	(137,873)	4.39—27.67	13.11

Outstanding at end of period	1,188,306	$4.39—27.67	$13.67

Exercisable	765,666	$4.39—27.67	$13.41

	March 2, 2002
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,495,941	$4.39—27.67	$12.51
Granted	207,375	10.93—18.29	14.72
Exercised	(165,312)	4.39—13.33	7.67
Forfeited	(142,088)	7.67—27.67	14.17

Outstanding at end of period	1,395,917	$4.39—27.67	$13.24

Exercisable	796,704	$4.39—27.67	$13.12

	March 3, 2001
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,759,764	$4.39—27.67	$10.67
Granted	366,150	11.33—25.92	16.13
Exercised	(506,969)	4.39—20.67	7.73
Forfeited	(123,005)	6.71—27.67	15.76

Outstanding at end of period	1,495,941	$4.39—27.67	$12.51

Exercisable	736,094	$4.39—27.67	$11.83

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summarized information about stock options outstanding at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$00.00—$04.99	35,277	3.1	$4.39	35,277	$4.39
$ 5.00—$09.99	231,977	5.9	8.45	183,737	8.42
$10.00—$14.99	451,220	6.6	11.48	259,100	11.00
$15.00—$19.99	300,593	7.8	17.35	143,108	17.55
$20.00—$24.99	133,689	5.6	20.81	112,044	20.82
$25.00—$29.99	35,550	5.5	26.77	32,400	26.85

12.    EMPLOYEE STOCK PURCHASE PLAN

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees may purchase shares of the Company’s common stock at six-month intervals at the lesser of 85% of the fair market value on (i) the respective employee’s enrollment date or (ii) the last day of each six-month purchase interval. The maximum number of shares that an employee may purchase on any one purchase date may not exceed 1,500 shares. The Company’s employees purchased 30,000, 24,000 and 19,000 shares during fiscal 2002, 2001 and 2000, respectively. The average share price for these purchases was $8.71, $9.85, and $7.96 for fiscal 2002, 2001 and 2000, respectively.

13.	RETIREMENT PLAN, INCENTIVE BASED COMPENSATION AND EXECUTIVE LOAN PROGRAM

Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees’ overall contribution and may make a discretionary profit sharing contribution based on the overall profitability of the Company. The Company recognized contribution expense of $701,000, $431,000 and $885,000 for fiscal 2002, 2001 and 2000, respectively.

Prior to the enactment of the Sarbanes-Oxley Act (“the Act”), the Company maintained an Executive Loan Program under which the Company made, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than the Company’s founders, Dennis and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive’s employment with the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company terminates for any reason. Outstanding loans were $0.5 million and $0.8 million at February 1, 2003 and March 2, 2002, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

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

14.    ARRANGEMENTS WITH PRINCIPAL SHAREHOLDERS

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis and Ann Pence, declined to accept any salaries for their executive management services from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by generally accepted accounting principles in the United States, the Company imputed on a straight-line basis into its consolidated SG&A expenses fair market value salaries for Mr. and Mrs. Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During the fiscal 2002 first quarter the imputed salaries were equivalent to Mr. and Mrs. Pence’s respective $300,000 salaries for fiscal 2001. However, based on diminished participation by Mr. and Mrs. Pence during the fiscal 2002 second quarter, the imputed salaries were reduced to one-half of Mr. Pence’s and one-quarter of Mrs. Pence’s fiscal 2001 salaries. During the fiscal 2002 third quarter, Mr. Pence’s imputed salary expense continued at one-half of his fiscal 2001 salary through September 26, 2002 after which date Mr. Pence began receiving cash remuneration for his executive management services. Effective September 1, 2002, Mrs. Pence retired from her position as the Company’s Executive Creative Director. Accordingly, no salary expense related to Mrs. Pence’s contributed services was imputed during the fiscal 2002 third or fourth quarters.

Dennis and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses Mr. and Mrs. Pence for (i) a usage based pro rata portion of the financing costs, (ii) a usage based pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $725,000 and $278,000 for fiscal 2002 and 2001, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    COMMITMENTS

The Company leases its East Coast Distribution Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $15,152,000, $9,837,000 and $7,223,000 including contingent rent expense of $82,000, $44,000 and $237,000 for fiscal 2002, 2001 and 2000, respectively.

As of February 1, 2003 the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

Fiscal 2003	$15,922
Fiscal 2004	16,443
Fiscal 2005	16,128
Fiscal 2006	16,031
Fiscal 2007	15,471
Thereafter	77,743

Total	$157,738

Subsequent to February 1, 2003, the Company entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Fiscal 2003	$398
Fiscal 2004	616
Fiscal 2005	616
Fiscal 2006	616
Fiscal 2007	616
Thereafter	2,433

Total	$5,295

Additionally, the Company had inventory purchase commitments of approximately $84.0 million and $52.0 million at February 1, 2003 and March 2, 2002, respectively.

16.    CONTINGENCIES

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In particular, during fiscal 2002, the Company recorded costs of approximately $0.9 million associated with settling a dispute with a former merchandise vendor. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, except for the aforementioned settled litigation, would not materially affect its consolidated financial position, results of operations or cash flows.

The Company collects sales taxes from customers transacting purchases in states in which the Company has physically based some portion of its retailing business. The Company also pays applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. In addition, the Company accrues use taxes on catalogs mailed to states where the Company has a presence. For many states, the language related to this tax and the costs to which it applies are ambiguous. The Company has accrued for these taxes based on its current interpretation of the tax code as written. Failure to properly determine or to timely remit these taxes may result in additional interest and related penalties being assessed. Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. The United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. The Company anticipates that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

17.    SEGMENT REPORTING

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

	Fiscal Years Ended
	(11-months)	(12-months)
	February 1, 2003	March 2, 2002	March 3, 2001
	(in thousands)
Net sales (1):
Direct (2)	$365,678	$400,792	$424,294
Retail	107,494	63,232	34,151

Consolidated net sales	$473,172	$464,024	$458,445

Operating contribution:
Direct	$53,124	$50,937	$64,396
Retail	9,758	(439)	1,624

Total operating contribution	62,882	50,498	66,020
Corporate and other	(47,446)	(48,041)	(45,532)

Consolidated income from operations	$15,436	$2,457	$20,488

Depreciation and amortization:
Direct	$288	$322	$239
Retail	5,756	3,086	935
Corporate and other	7,993	9,238	8,253

Consolidated depreciation and amortization	$14,037	$12,646	$9,427

Total assets (3):
Direct	$52,552	$53,560
Retail	63,774	60,571
Corporate and other assets	71,321	55,116

Consolidated total assets	$187,647	$169,247

Capital expenditures (3):
Direct	$1,572	$2,162
Retail	14,243	26,581
Corporate and other	2,263	6,553

Consolidated capital expenditures	$18,078	$35,296

(1)	There have been no inter-segment sales during the reported fiscal years.
(2)	During the fourth quarter of fiscal 2001, management decided to eliminate the Company’s stand-alone Home catalog. The Company ceased mailing Home catalogs at the end of the fiscal 2002 second quarter. Net sales for the Home catalog were $6.2 million, $17.0 million and $15.2 million for fiscal 2002, 2001 and 2000, respectively.
(3)	Due to information systems limitations, the Company does not have the ability to break out the capital expenditure and total asset information by segment for the fiscal year ended March 3, 2001.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately three-quarters of the Company’s consolidated net sales during fiscal 2002, 2001 and 2000, with sales of jewelry, footwear, gift items and home merchandise constituting the respective balances.

18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables contain selected quarterly consolidated financial data for fiscal 2002 and fiscal 2001 that has been prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2002
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (2-months)
	(in thousands, except for per share data)
Net sales	$112,027	$92,794	$153,802	$114,548
Cost of sales	63,035	56,730	88,414	76,225
Gross profit	48,992	36,064	65,388	38,323
Selling, general and administrative expenses	44,322	37,085	55,987	35,937
Income (loss) from operations	4,670	(1,021)	9,401	2,386
Provision for (benefit from) income taxes	1,931	(378)	3,735	962
Net income (loss)	$2,772	$(650)	$5,723	$1,512
Net income (loss) per share—basic	$0.17	$(0.04)	$0.36	$0.09
Net income (loss) per share—diluted	$0.17	$(0.04)	$0.36	$0.09

	Fiscal 2001
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (3-months)
	(in thousands, except for per share data)
Net sales	$112,868	$92,848	$141,707	$116,601
Cost of sales	63,316	53,686	79,404	76,260
Gross profit	49,552	39,162	62,303	40,341
Selling, general and administrative expenses	47,413	37,177	59,832	44,479
Income (loss) from operations	2,139	1,985	2,471	(4,138)
Provision for (benefit from) income taxes	869	819	999	(1,547)
Net income (loss)	$1,377	$1,296	$1,578	$(2,451)
Net income (loss) per share—basic	$0.09	$0.08	$0.10	$(0.15)
Net income (loss) per share—diluted	$0.09	$0.08	$0.10	$(0.15)

Note:	The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the direction of the Board of Directors of Coldwater Creek Inc. (the “Company”), acting upon the recommendation of its Audit Committee, on May 1, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors effective upon the filing by the Company of the Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two fiscal years ended March 2, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such fiscal years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period set forth in the preceding sentence.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter, dated May 6, 2002, to the U.S. Securities and Exchange Commission stating its agreement with our above statements.

Also, at the direction of the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, on May 1, 2002, the Company engaged KPMG LLP (“KPMG”) to serve as the Company’s independent auditors for the fiscal year ending February 1, 2003. The Company obtained shareholder ratification at the Company’s 2002 Annual Meeting of Shareholders which was held on July 13, 2002. During the Company’s two fiscal years ended March 2, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, See Item 4 — “Directors and Executive Officers” at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2003 to be filed with the Commission on or before April 25, 2003 pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2003, to be filed with the Commission on or before April 25, 2003 pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2003, to be filed with the Commission on or before April 25, 2003 pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 14, 2003, to be filed with the Commission on or before April 25, 2003 pursuant to Regulation 14A.

Item 14.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

(b) Change in internal controls: Since the Company’s most recent evaluation of internal controls, the Company has made no significant changes in, nor taken any corrective actions regarding, internal controls or other factors that could significantly affect these controls.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report are as follows:

1.    Financial Statements.

See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.    Financial Statement Schedules:

None Required

(B)	The Company filed two reports on Form 8-K during the last quarter of the period covered by this Annual Report. The Company subsequently filed one report on Form 8-K on April 9, 2003 and one report on Form 8-K/A on April 16, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On
December 18, 2002	The Company announced that its Board of Directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003.

December 23, 2002

The Company announced that its Board of Directors declared a 50% stock dividend, having the effect of a 3-for-2 stock split on its issued common stock, par value $0.01 per share. Shareholders of record as of the close of business on January 8, 2003, received one share of Common Stock for every two shares they owned on that date. The new shares were distributed on January 30, 2003.

April 9, 2003

The Company voluntarily furnished to the U.S. Securities and Exchange Commission its fiscal year 2002 quarterly unaudited Consolidated Balance Sheets and unaudited Consolidated Statements of Operations (the “Statements”) as well as unaudited net sales by channel information. The fiscal 2002 Statements and net sales by channel information were revised to reflect the change in the Company’s fiscal year-end from the Saturday nearest to February 28 to the Saturday nearest to January 31, effective February 1, 2003.

April 16, 2003

The Company amended its April 9, 2003 Form 8-K to file under “Item 9. Information Provided Under Item 12 (Results of Operations and Financial Condition)”. The Company previously had filed under “Item 5. Other Events”.

(C)	Exhibits:

1.    The following exhibits are incorporated by reference:

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation (file with the Company’s S-1, File No. 333-16651)
3.1.1		Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws (filed with the Company’s S-1, File No. 333-16651)
4.1	*	Specimen of Stock Certificate (filed with the Company’s S-1/A, File No. 333-16651)
10.1.1	*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s S-1, File No. 333-16651)
10.1.2	*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence (filed with the Company’s S-1/A, File No. 333-16651)
10.1.9		Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions
10.2	*	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of July 14, 2001 (filed with the Company’s fiscal 2001 Proxy Statement)
10.2.1	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, File No. 333-16651)
10.2.2	*	1997 Employee Stock Purchase Plan (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.2.3	*	Form of Executive Loan Agreement (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.3	*	Parkersburg Distribution Center Operating Lease (filed with the Company’s Fiscal 1998 First Quarter Report on Form 10-Q)
10.3.1		Three-year Employee Retention Compensation Agreements
16.1	*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)
23		Consent of Independent Auditors
24.1	*	Power of Attorney (included on the signature page to S-1, File No. 333-16651)
99	*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 25th day of April 2003.

COLDWATER CREEK INC.

By:	/S/ MELVIN DICK
Melvin Dick Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ DENNIS C. PENCE
Dennis C. Pence Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MELVIN DICK Melvin Dick	Executive Vice President and Chief Financial Officer	April 25, 2003

/S/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer	April 25, 2003

/S/ JAMES R. ALEXANDER James R. Alexander	Director	April 25, 2003

/S/ MICHELLE COLLINS Michelle Collins	Director	April 25, 2003

/S/ CURT HECKER Curt Hecker	Director	April 25, 2003

/S/ ROBERT H. MCCALL Robert H. McCall	Director	April 25, 2003

/S/ ANN PENCE Ann Pence	Director	April 25, 2003

/S/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer, and Director	April 25, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Dennis C. Pence, Chairman and Chief Executive Officer of the Board of Directors of Coldwater Creek Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Coldwater Creek, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ DENNIS C. PENCE
Dennis C. Pence Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED UNDER THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Melvin Dick, Executive Vice President and Chief Financial Officer of Coldwater Creek Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Coldwater Creek, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ MELVIN DICK
Melvin Dick Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation

10.1.9	Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions

10.3.1	Three-year Employee Retention Compensation Agreements.

23	Consent of Independent Auditors

99.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.