Form 10-Q
period 2003-05-03
COLDWATER CREEK INC
filed 2003-06-16
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended May 3, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 9,2003
Common Stock ($.01 par value)	15,976,417

PART I. FINANCIAL INFORMATION

Item  1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	May 3, 2003	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,391	$26,630
Receivables	8,504	6,112
Inventories	67,795	59,686
Prepaid and other	5,162	4,409
Prepaid and deferred catalog costs	6,649	7,133
Deferred income taxes	1,915	1,915

Total current assets	105,416	105,885
Property and equipment, net	82,933	81,214
Other	829	548

Total assets	$189,178	$187,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,309	$45,951
Accrued liabilities	20,371	18,919
Income taxes payable	—	3,650

Total current liabilities	66,680	68,520
Deferred income taxes	1,631	1,631
Deferred rents	12,990	11,533

Total liabilities	81,301	81,684

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 16,185,111 and 16,185,111 shares issued, respectively (a)	162	162
Additional paid-in capital	51,286	51,286
Treasury shares, at cost, 209,100 shares	(4,715)	(4,715)
Retained earnings (a)	61,144	59,230

Total stockholders’ equity	107,877	105,963

Total liabilities and stockholders’ equity	$189,178	$187,647

Note (a):	The above common stock issued and retained earnings amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

The accompanying notes are an intregral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	May 3, 2003	May 4, 2002 (a)
Statements of Operations:
Net sales	$115,204	$106,241
Cost of sales	70,055	61,253

Gross profit	45,149	44,988
Selling, general and administrative expenses	42,110	42,603

Income from operations	3,039	2,385
Interest, net, and other	131	8

Income before income taxes	3,170	2,393
Income tax provision	1,256	979

Net income	$1,914	$1,414

Net income per share—Basic (b)	$0.12	$0.09

Weighted average shares outstanding—Basic (b)	15,976	15,807
Net income per share—Diluted (b)	$0.12	$0.09

Weighted average shares outstanding—Diluted (b)	16,046	15,990

Note (a):	The amounts for the three-months ended May 4, 2002 reflect the recasting of the fiscal quarter as a result of the Company changing its fiscal year-end from the Saturday nearest to February 28th to the Saturday nearest to January 31st, effective February 1, 2003.

Note (b):	The above weighted average shares outstanding and net income per share amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

The accompanying notes are an intregral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	May 3, 2003	May 4, 2002
OPERATING ACTIVITIES:
Net income	$1,914	$1,414
Non cash items:
Depreciation and amortization	4,070	3,562
Deferred rent amortization	(203)	(64)
Deferred income taxes	—	2,924
Tax benefit from exercises of stock options	—	196
Other	—	92
Net change in current assets and liabilities:
Receivables	(2,392)	2,409
Inventories	(8,109)	(18)
Prepaid and other	(555)	(1,167)
Prepaid and deferred catalog costs	484	740
Accounts payable	358	(9,377)
Accrued liabilities	(7)	2,387
Current income taxes	(3,650)	(805)
Deferred rents	1,972	1,204

Net cash (used in) provided by operating activities	(6,118)	3,497

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,604)	(5,183)
Repayments of executive loans	—	267

Net cash used in investing activities	(4,604)	(4,916)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	—	497
Other financing costs	(517)	—

Net cash (used in) provided by financing activities	(517)	497

Net decrease in cash and cash equivalents	(11,239)	(922)
Cash and cash equivalents, beginning	26,630	1,364

Cash and cash equivalents, ending	$15,391	$442

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for income taxes	$5,361	$10

The accompanying notes are an intregral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Consolidated Financial Statements

Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. The Company’s Direct Segment encompasses its traditional catalog business and Internet-based e-commerce business, whereas its Retail Segment encompasses its expanding base of full-line retail stores as well as its clearance outlet stores.

The Company has three wholly owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenues or expenses. The third subsidiary, Aspenwood Advertising, Inc., produces, designs and distributes catalogs and other advertising materials used in Coldwater Creek’s business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company’s fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. The last day of fiscal year 2002, therefore, was February 1, 2003.

The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References herein to three-month periods, or fiscal quarters refer to the respective 13 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

The interim consolidated financial statements included herein have been prepared by the management of Coldwater Creek Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial position, results of operations and cash flows for the interim periods depicted herein are not necessarily indicative of that to be realized in future interim periods or for the fiscal year in its entirety. As these consolidated financial statements are condensed, they should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for the comparative prior fiscal year’s interim periods have been reclassified to be consistent with the current fiscal year’s interim presentations.

In particular, during the fiscal 2003 first quarter, the Company began classifying its outlet store business and the revenue generated from phone and Internet orders originating at its retail stores as components of its Retail Segment. The Company made these reclassifications to reflect the manner in which the Company’s segments are currently managed. Previously, the Company’s outlet store business and the revenue generated from phone and Internet orders originating at the Company’s retail stores were managed and classified as components of its Direct Segment. The Company has reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Company’s Board of Directors on December 19, 2002.

Accounting for Stock Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123:

	Three Months Ended
	May 3, 2003	May 4, 2002
Net Income:
As reported	$1,914	$1,414
Impact of applying SFAS 123	(208)	(223)

Pro forma	$1,706	$1,191

Net income per share:
As reported—Basic	$0.12	$0.09
Pro forma—Basic	0.11	0.08
As reported—Diluted	$0.12	$0.09
Pro forma—Diluted	0.11	0.08

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each option granted during the first three-months of fiscal 2003 and fiscal 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended
	May 3, 2003	May 4, 2002
Risk free interest rate	2.5%	4.7%
Expected volatility	78.9%	87.2%
Expected life (in years)	4	4
Expected dividends	None	None

Recently Adopted Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143, effective February 2, 2003 for its fiscal 2003 consolidated financial statements with no material impact.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, the Company adopted the disclosure requirements of SFAS No. 148. However, the Company, at this time, does not intend to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and believes that this interpretation will have no material effect on its consolidated financial statements.

2. Receivables

Receivables consist of the following:

	May 3, 2003	February 1, 2003
	(in thousands)
Trade	$6,415	$4,469
Tenant improvement	963	1,031
Customer list rental	678	549
Other	448	63

	$8,504	$6,112

The Company evaluates the credit risk associated with its receivables. At May 3, 2003 and February 1, 2003, no allowance for doubtful receivables was deemed necessary.

3. Accrued Liabilities

Accrued liabilities consist of the following:

	May 3, 2003	February 1, 2003
	(in thousands)
Accrued sales returns	$5,853	$4,521
Accrued payroll, related taxes and benefits	5,448	5,077
Gift certificate liability	4,002	4,711
Other	5,068	4,610

	$20,371	$18,919

4. Executive Loan and Deferred Compensation Programs

Prior to the enactment of the Sarbanes-Oxley Act (“the Act”), the Company maintained an Executive Loan Program under which the Company made, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee, secured long-term loans to key executives other than the Company’s founders, Dennis Pence and Ann Pence. Each loan is secured by the executive’s personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) 90 days from the date on which the executive’s employment with the Company terminates for any reason. Outstanding loans were $0.5 million at both May 3, 2003 and February 1, 2003, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

During fiscal 2000 and 2001, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools totaling $250,000 and $75,000, respectively, as additional incentives to retain certain designated key employees. The Company is accruing the related compensation expense to each designated key employee on a straight-line basis over a 24-month period based on specified performance criteria. During fiscal 2002, the $250,000 compensation bonus pool was considered earned and was paid in full. During the fiscal 2003 first quarter, $50,000 of the $75,000 compensation bonus pool was considered earned and was paid in full. The remaining balance in this 2001 pool will be payable provided certain specified performance criteria are met over the preceding 24-month period.

On March 15, 2002, the Compensation Committee of the Board of Directors authorized retention compensation incentive agreements for two designated key employees in the aggregate amount of $900,000. On September 1, 2002, the Compensation Committee of the Board of Directors amended the agreements for the two previously designated key employees and authorized one additional key employee to receive a retention compensation incentive. Currently, the aggregate amount of the three agreements is $1,875,000. The Company accrued the compensation expense related to the original aggregate amount of $900,000 on a straight-line basis through September 1, 2002. The Company is accruing the remaining portion of the original aggregate amount of $900,000 and the additional amount of $975,000 on a straight-line basis over the re-established 36-month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

Additionally, on March 22, 2003, the Compensation Committee of the Board of Directors authorized retention compensation incentive agreements for seven designated key employees in the aggregate amount of $975,000. The Company is accruing the related compensation expense on a straight-line basis over a 36-month retention period based on specified performance criteria and the current expectation that the specified performance criteria will be met.

5. Arrangements with Principal Shareholders

In light of the Company not achieving its financial goals for fiscal 2001, the Company’s principal shareholders, Dennis Pence and Ann Pence, declined to accept any salaries for their executive management services from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by generally accepted accounting principles in the United States, the Company imputed on a straight-line basis into its consolidated SG&A expenses the fair market value of salaries for Dennis Pence and Ann Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During the first quarter of fiscal 2002, approximately $100,000 was imputed into the Company’s consolidated SG&A expenses.

Dennis Pence and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses them for (i) a usage based pro rata portion of the financing costs, (ii) a usage based pro rata portion of monthly maintenance fees, and (iii) actual hourly usage fees. Aggregate expense reimbursements totaled $178,000 and $372,000 for the first quarters of fiscal 2003 and 2002, respectively.

6. Revolving Line of Credit

The Company was party to an agreement with a consortium of banks that provided it with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. The credit facility had a maturity date of July 31, 2003. During the fiscal 2003 first quarter, the Company entered into a new credit agreement (the Agreement), which replaced the prior credit facility, with a consortium of banks effective March 5, 2003, that provides it with a $60.0 million unsecured revolving credit facility (with a sub-limit of $20.0 million for letters of credit and a $5.0 million sub-limit for same day advances) and a term standby letter of credit of $1.1 million. The interest rate under the Agreement is LIBOR Rate [i.e., LIBOR divided by one minus the Reserve Requirement, increased or decreased by a margin based upon the Company’s then leverage ratio, as defined in the Agreement]. The Agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 4, 2006. During the fiscal 2003 first quarter, the Company incurred $0.5 million in financing costs associated with obtaining its new credit facility.

The Company had $0.8 million and $0.7 in outstanding letters of credit for merchandise purchases at May 3, 2003 and February 1, 2003, respectively.

7. Net Income Per Share

The following is a reconciliation of net income (numerator) and the number of common shares (denominator) used in the computations of net income per basic and diluted common share (in thousands):

	Three months ended
	May 3, 2003	May 4, 2002
Net income	$1,914	$1,414

Average shares outstanding used to determine net income per basic common share (2)	15,976	15,807

Net effect of dilutive stock options based on the treasury stock method using average market price (1) (2)	70	183

Average shares used to determine net income per diluted common share (2)	16,046	15,990

(1)	Anti-dilutive stock options excluded from the above computations for the three-months ended May 3, 2003 and May 4, 2002 were 781 and 683, respectively.
(2)	The above common shares outstanding and dilutive and anti-dilutive share amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by the Board of Directors on December 19, 2002.

8. Commitments

The Company leases its East Coast Operations Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $4,740,000 and $3,582,000 for the first quarters of fiscal 2003 and fiscal 2002, respectively. The Company incurred no contingent rent expense during the first quarters of fiscal 2003 and fiscal 2002.

As of May 3, 2003, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	$12,474
Fiscal 2004	17,750
Fiscal 2005	17,618
Fiscal 2006	17,522
Fiscal 2007	16,962
Fiscal 2008 (first three months)	4,023
Thereafter	80,464

Total	$166,813

Additionally, the Company had inventory purchase commitments of approximately $100.2 million at May 3, 2003.

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

10. Segment Reporting

The Company’s executive management, being its chief operating decision makers, work together to allocate resources to and assess the performance of the Company’s business. The Company’s executive management views and manages the Company as two distinct operating segments, Direct and Retail. Although offering customers substantially similar merchandise, the Company’s Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

Beginning in the fiscal 2003 first quarter, the Direct Segment encompasses the Company’s traditional catalog business and Internet-based e-commerce business whereas the Retail Segment encompasses the Company’s expanding base of full-line retail stores and clearance outlet stores. Previously, the Company’s outlet store business was managed and classified as a component of its Direct Segment. Furthermore, during the fiscal 2003 first quarter, the Company began classifying the revenue generated from phone and Internet orders originating at its retail stores as components of its Retail Segment. Previously, the revenue generated from phone and Internet orders originating at the Company’s retail stores was managed and classified as a component of its Direct Segment. The Company made these reclassifications to reflect the manner in which the Company’s segments are currently managed. The Company has reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

The Company’s executive management assesses the performance of each operating segment based on an “operating contribution” measure, being net sales less merchandise acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, inventory planning and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the Direct Segment, these assets primarily include inventory and prepaid and deferred catalog costs. For the Retail Segment, these assets primarily include inventory, fixtures and leasehold improvements. Corporate and other assets include corporate headquarters, merchandise distribution and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure.

The following tables provide certain financial data for the Company’s Direct and Retail Segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2 – “Significant Accounting Policies” to the audited consolidated financial statements included in the Company’s Fiscal 2002 Annual Report on Form 10-K.

	Three Months Ended
	May 3, 2003	May 4, 2002
Net sales (1):
Direct	$81,872	$81,962
Retail	33,332	24,279

Consolidated net sales	$115,204	$106,241

Operating contribution:
Direct	$13,478	$13,720
Retail	1,464	58

Total operating contribution	14,942	13,778
Corporate and other	(11,903)	(11,393)

Consolidated income from operations	$3,039	$2,385

Depreciation and amortization:
Direct	$435	$667
Retail	1,870	1,280
Corporate and other	1,765	1,615

Consolidated depreciation and amortization	$4,070	$3,562

Total assets:
Direct	$44,763	$45,043
Retail	81,360	72,593
Corporate and other assets	63,055	45,315

Consolidated total assets	$189,178	$162,951

Capital expenditures:
Direct	$1,158	$308
Retail	2,819	3,563
Corporate and other	627	1,312

Consolidated capital expenditures	4,604	5,183

(1)	There have been no inter-segment sales during the reported periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Form 10-Q Quarterly Report and in our most recent Form 10-K Annual Report for the fiscal year ended February 1, 2003, filed with the United States Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

When we discuss net sales and operating contribution by operating segment, please specifically refer to Note 10 – “Segment Reporting” to our accompanying consolidated financial statements. Please note that, during the fiscal 2003 first quarter, we began classifying our outlet store business and the revenue generated from phone and Internet orders originating at our retail stores as components of our Retail Segment. We made these reclassifications to reflect the manner in which our segments are currently managed. Previously, our outlet store business and the revenue generated from phone and Internet orders originating at our retail stores were managed and classified as components of our Direct Segment. We have reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on our consolidated net sales, net income, retained earnings or cash flows for any period.

In addition, the fiscal 2003 and fiscal 2002 first quarter common stock outstanding, retained earnings and net income per share amounts reflect a 50% stock dividend having the effect of a 3-for-2 stock split declared by our Board of Directors on December 19, 2002.

Coldwater Creek Profile

Coldwater Creek is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. Our Direct Segment encompasses our traditional catalog business and Internet-based, e-commerce business, whereas our Retail Segment encompasses our expanding base of full-line retail stores as well as our clearance outlet stores. Our long-standing mission has been to differentiate our company from other retailers by offering exceptional value through superior customer service and a merchandise assortment that reflects a truly relaxed and casual lifestyle. We endeavor to continually offer unique assortments of merchandise primarily targeted to our core customer demographic of women between the ages of 30 to 60 with household incomes in excess of $75,000. Please refer to Note 10 “Segment Reporting” to our accompanying consolidated financial statements for further details.

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

Our catalog business provides a marketing platform from which to broadly promote our www.coldwatercreek.com web site to existing catalog customers with minimal incremental marketing costs. Our web site features our entire full-price merchandise line and also serves as an effective and efficient promotional vehicle for the disposition of excess inventory. As approximately one in six individuals currently patronizing our web site have no previous purchasing history with us, we continue to devote substantial effort towards attracting both new customers and our existing catalog and retail store customers to this convenient, secure and cost effective shopping medium.

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

Particularly notable is our continuing material dependency on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected. Please note that, due to our change in fiscal year end, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter whereas the December portion of the holiday season fell into our fiscal fourth quarter. While we believe that, based on current economic conditions, the remainder of fiscal year 2003 as a whole should be profitable, we expect that this will be heavily dependent upon our performance in the second half of the fiscal year.

Fiscal 2003 First Quarter Overview

During our fiscal 2003 first quarter, we remained focused on further deploying and refining our triple-sales channel marketing strategy. We opened three new full-line retail stores utilizing a refined store model, while maintaining a balance sheet with no short- or long-term debt. Our refined store model, which we introduced in the fiscal 2002 first quarter, features a slightly smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, thereby allowing us to measurably reduce our initial capital investment per store. We believe that our revised store model will allow us to ultimately access many attractive middle-market areas in addition to the 80 major metropolitan markets identified by us in fiscal 1999 as having significant existing Coldwater Creek brand awareness. We currently plan to open 20 additional full-line retail stores during the remainder of fiscal 2003 (including three full-line retail stores opened so far during our fiscal 2003 second quarter). Also, three of the 20 full-line retail stores we plan to open during the remainder of fiscal 2003 will serve to test a substantially smaller footprint than our current store model. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations within attractive metropolitan malls and lifestyle centers.

We continued activities designed to make our e-commerce business more self-sufficient with respect to new customer prospecting, thereby reducing its historical dependency on our catalogs and stores. Most significantly, we continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our www.coldwatercreek.com web site. These “affiliate” web sites, which currently number approximately 9,500, accounted for approximately $3.7 million in net sales during our fiscal 2003 first quarter, with approximately one-fifth of the buyers being new to our house file. Our participation in this program complements our promotional e-mailings to our 2.1 million customer e-mail address database and our advertising in national publications popular with our targeted demographic.

We were pleased to be able to achieve the above while confronting the significant business challenges that continue to be presented by a less-than-robust U.S. economy. You are encouraged to fully read the following discussions which analyze our fiscal 2003 first quarter consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three Months Ended
	May 3, 2003	May 4, 2002
Net sales	100.0%	100.0%
Cost of sales (1)	60.8	57.7

Gross profit	39.2	42.3
Selling, general and administrative expenses	36.6	40.1

Income from operations	2.6	2.2
Interest, net, and other	0.1	0.0

Income before provision for income taxes	2.8	2.3
Provision for income taxes	1.1	0.9

Net income	1.7%	1.3%

(1) – Please note that the Company classifies store occupancy and certain other distribution center costs as a cost of sales.

Comparison of the Three-months Ended May 3, 2003 with the Three-months Ended May 4, 2002:

Consolidated Results

Our consolidated net sales for the three-months ended May 3, 2003 (“fiscal 2003 first quarter”) were $115.2 million, an increase of $9.0 million, or 8.4%, compared with the consolidated net sales of $106.2 million during three-months ended May 4, 2002 (“fiscal 2002 first quarter”).

Our consolidated net sales in the fiscal 2003 first quarter were positively impacted primarily by increased full-price sales from our Retail Segment and, to a lesser extent, increased clearance sales. These increases were partially offset by decreased net sales from our Direct Segment’s full-price catalog and e-commerce businesses. Please refer to “Comparison of the Three-months Ended May 3, 2003 with the Three-months Ended May 4, 2002 – Operating Segment Results” below for further details.

Our consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. For the fiscal 2003 first quarter, our consolidated cost of sales were $70.1 million, an increase of $8.8 million, or 14.4%, from $61.3 million in the fiscal 2002 first quarter. Our consolidated gross profit increased by $0.2 million, or 0.4%, to $45.1 million for the fiscal 2003 first quarter from $45.0 million in the fiscal 2002 first quarter, and our consolidated gross profit rate decreased to 39.2% for the fiscal 2003 first quarter from 42.3% in the fiscal 2002 first quarter.

The increase in our consolidated gross profit was attributable to the aforementioned increase in consolidated net sales. Diminished margins on full-price sales from our Direct Segment’s catalog and e-commerce businesses mitigated the aforementioned increase in gross profit dollars and primarily accounted for the decrease in our gross profit rate. We believe that the margins in our Direct Segment’s full-price catalog and e-commerce businesses were negatively impacted by a decrease in apparel relative to other merchandise offerings and by marketing campaigns designed to increase the average units per order and to reactivate customers. These negative impacts were partially offset by improved margins on full-price sales from our Retail Segment and, to a lesser extent, improved margins on clearance sales in our outlet stores and in our clearance catalog. We believe that the margins on full-price sales in our Retail Segment improved due to a strategic decision to reduce the number of days our retail store merchandise is discounted. This decision moved more clearance activity to our traditional clearance vehicles (i.e., outlet stores, clearance catalog and e-commerce clearance). At the same time, however, we were able to improve the margins realized in our outlet stores and clearance catalogs and realized only slightly diminished margins on e-commerce clearance sales. We attribute this improvement to our renewed focus on identifying slow moving merchandise more quickly thereby enabling us to offer discounted merchandise when it is more seasonally appropriate.

Our consolidated selling, general & administrative (“SG&A”) expenses consist primarily of general and administrative expense and, to a slightly lesser extent, selling and marketing expenses. Our consolidated SG&A expenses for the fiscal 2003 first quarter were $42.1 million, a decrease of $0.5 million, or 1.2%, from $42.6 million in the fiscal 2002 first quarter. Our consolidated SG&A expenses as a percentage of our consolidated net sales decreased to 36.6% in the fiscal 2003 first quarter from 40.1% in the fiscal 2002 first quarter.

Our SG&A expenses were positively affected by reduced catalog cost amortization related to the mailing of 1.8 million, or 5.6% fewer catalogs. These decreased expenses were substantially offset by incremental personnel and infrastructure costs incurred in connection with the continued development and expansion of our Retail Segment. The associated personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The associated infrastructure costs primarily consisted of depreciation and other costs associated with incremental administrative support facilities and hardware and software technology. Our SG&A rate was positively impacted primarily by improved response rates to catalogs mailed to our house file and, to a lesser extent, reduced catalog production costs. These positive impacts were partially offset by slightly increased customer prospecting from which we historically elicit diminished customer response rates and lower average order dollars.

We view each of our catalog mailings as an integral part of our ongoing overall marketing investment in current and future customer growth across all of our sales channels. Traditionally, we have pursued an aggressive catalog circulation strategy, with vigorous new customer prospecting, when market conditions permitted. However, we continued to maintain a conservative circulation strategy during the first three-months of fiscal 2003, as we did throughout all of fiscal 2002, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2003 first quarter catalog mailings were 30.0 million, a decrease of 1.8 million catalogs, or 5.6%, from our 31.8 million catalog mailings in the fiscal 2002 first quarter. Although curtailed, our fiscal 2003 first three-month catalog mailings resulted in our proprietary catalog mailing list growing to 14.3 million names at May 3, 2003 from 14.0 million names at February 1, 2003. Our active customers, being those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months, declined slightly to 2.6 million at May 3, 2003 from 2.7 million at February 1, 2003.

As a result of the foregoing, our consolidated income from operations was $3.0 million for the fiscal 2003 first quarter, an increase of $0.7 million, or 27.4%, compared with the consolidated income from operations of $2.4 million for the fiscal 2002 first quarter.

Our consolidated net interest and other income was minimal during the first quarters of both fiscal 2003 and fiscal 2002 as we continued to utilize excess working capital to fund the continued expansion of our Retail Segment.

For the fiscal 2003 first quarter our consolidated provision for income taxes was $1.3 million, an increase of 0.3 million, or 28.3%, compared with a consolidated provision for income taxes of $1.0 million for the fiscal 2002 first quarter. Our effective income tax rate for the fiscal 2003 first quarter decreased to 39.6% from 40.9% for the fiscal 2002 first quarter. The increase in our income tax expense was primarily the result of higher pre-tax income. The fiscal 2002 first quarter effective income tax rate was adversely impacted by the non-deductibility for tax purposes of the imputation into our SG&A expenses of the fair market value of salaries for Dennis Pence and Ann Pence. The absence of this negative impact in the fiscal 2003 first quarter was partially offset by our Retail Segment’s expansion into and within states with higher corporate income tax rates. Please see Note 5 – “Arrangements with Principal Shareholders” to our accompanying consolidated financial statements for further details.

We completed the fiscal 2003 first quarter realizing consolidated net income of $1.9 million (net income per basic and diluted share of $0.12) as compared to consolidated net income of $1.4 million (net income per basic and diluted share of $0.09) in the fiscal 2002 first quarter, an increase of $0.5 million or 35.4%.

Operating Segment Results

Our Direct Segment contributed $81.9 million in net sales for the fiscal 2003 first quarter, a decrease of $0.1 million, or 0.1%, from the $82.0 million contributed in the fiscal 2002 first quarter. Our Direct Segment constituted 71.1% and 77.1% of our consolidated net sales for the first quarters of fiscal 2003 and 2002, respectively.

Our Direct Segment’s catalog business, on a stand-alone basis, contributed $46.0 million in net sales for the fiscal 2003 first quarter, an increase of $0.1 million, or 0.2%, from the $45.9 million contributed in the fiscal 2002 first quarter. Our catalog business constituted 39.9% and 43.2% of our consolidated net sales, and 56.1% and 55.9% of our Direct Segment’s net sales, for the first quarters of fiscal 2003 and 2002, respectively. We primarily attribute the slight increase in catalog net sales to improved response rates to catalogs mailed to our house file mitigated by the mailing of 1.8 million, or 5.6%, fewer catalogs.

Our Direct Segment’s e-commerce business, on a stand-alone basis, contributed $35.9 million in net sales for the fiscal 2003 first quarter, a decrease of $0.2 million, or 0.5%, from the $36.1 million in net sales contributed in the fiscal 2002 first quarter. Our e-commerce business constituted 31.2% and 34.0% of our consolidated net sales, and 43.9% and 44.1% of our Direct Segment’s net sales, for the first quarters of fiscal 2003 and 2002, respectively. We primarily attribute the slight decrease in e-commerce net sales to the mailing of 1.8 million, or 5.6%, fewer catalogs partially offset by increased e-commerce clearance sales. Our proprietary e-mail address database consisted of 2.1 million names at May 3, 2003 compared to 1.8 million names at February 1, 2003.

Our Retail Segment contributed $33.3 million in net sales for the fiscal 2003 first quarter, an increase of $9.1 million, or 37.3%, from the $24.3 million contributed in the fiscal 2002 first quarter. Our Retail Segment constituted 28.9% and 22.9% of our consolidated net sales for the first quarters of fiscal 2003 and 2002, respectively. The above increase in net sales substantially reflects incremental sales from our addition of 14 full-line retail stores and seven outlet stores since our fiscal 2002 first quarter.

Our Direct Segment’s operating contribution, as defined, for the fiscal 2003 first quarter was $13.5 million as compared with $13.7 million for the fiscal 2002 first quarter. We primarily attribute this decrease in our Direct Segment’s operating contribution, as defined, to diminished margins realized by our full-price catalog and e-commerce businesses partially offset by reduced catalog marketing expenses.

Our Retail Segment’s operating contribution, as defined, for the fiscal 2003 first quarter was $1.5 million as compared with $0.1 million for the fiscal 2002 first quarter. We primarily attribute the improvement in our Retail Segment’s operating contribution, as defined, to increased margins on our full-price sales and improved leveraging of personnel and infrastructure costs.

Liquidity and Capital Resources

In recent fiscal years, we have funded our ongoing operations and growth initiatives primarily using cash generated by our operations and 60-day trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization and as our operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

We were party to an agreement with a consortium of banks that provided us with an $80.0 million unsecured revolving credit facility (with a sub-limit of $10.0 million for letters of credit) and a term standby letter of credit of $1.1 million. The credit facility had a maturity date of July 31, 2003. During the fiscal 2003 first quarter, we entered into a new credit agreement (the Agreement), which replaced the prior credit facility, with a consortium of banks effective March 5, 2003, that provides us with a $60.0 million unsecured revolving credit facility (with a sub-limit of $20.0 million for letters of credit and a $5.0 million sub-limit for same day advances) and a term standby letter of credit of $1.1 million. The interest rate under the Agreement is LIBOR Rate [i.e., LIBOR divided by one minus the reserve requirement, increased or decreased by a margin based upon our leverage ratio, as defined in the Agreement]. The Agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 4, 2006. During the fiscal 2003 first quarter, we incurred $0.5 million in financing costs associated with obtaining our new credit facility.

Our operating activities consumed $6.1 million during the first three-months of fiscal 2003, a decrease of $9.6 million, or 274.9%, as compared with the $3.5 million of positive cash flow generated during the first three-months of fiscal 2002. The decrease in our operating cash flows primarily reflects the negative cash flow effects of increased inventories, accounts receivable and income tax deposits. Partially offsetting such decreases were the positive cash flow effects of increased accounts payable and increased net income.

Our investing activities consumed $4.6 million and $4.9 million of cash during the first three-months of fiscal 2003 and 2002, respectively, with cash outlays principally being for capital expenditures. Our fiscal 2003 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for three new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. Our fiscal 2002 year-to-date capital expenditures primarily reflected the cost of leasehold improvements for three new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. Our year-to-date investing activities for fiscal 2002 also reflect $0.3 million in repayments of loans from executives.

Our financing activities used $0.5 million and provided $0.5 million of cash during the first three-months of fiscal 2003 and 2002, respectively. The fiscal 2002 year-to-date financing activities consisted of $0.5 million financing costs associated with our new credit facility. The fiscal 2002 year-to-date financing activities consisted of $0.5 million in net proceeds from exercises of stock options.

As a result of the foregoing we had $38.7 million in consolidated working capital at May 3, 2003 as compared with $37.4 million at February 1, 2003. Our consolidated current ratio was 1.6 and 1.5 at May 3, 2003 and February 1, 2003, respectively. We had no outstanding short- or long-term bank debt at May 3, 2003 or February 1, 2003.

We embarked on a long-term program during fiscal 1999 of selectively establishing for the first time full-line retail stores in major metropolitan areas throughout the U.S. Our 44 full-line “metropolitan” retail stores at May 3, 2003 are in addition to our two previously existing full-line “resort” retail stores. We currently plan to open 20 additional full-line retail stores during the remainder of fiscal 2003 (including three full-line retail stores opened so far during our fiscal 2003 second quarter). Also, three of the 20 full-line retail stores we plan to open during the remainder of fiscal 2003 will serve to test a significantly smaller footprint than our current store model. Each of these retail stores will be leased, as are all of our existing stores, with an average initial cash investment per store, including leasehold improvements and inventory, in the approximate range of $0.7 million to $1.0 million depending upon size and design elements. Further retail store openings will ultimately be influenced primarily by, among other factors, the prevailing economic environment, our available working capital, and if necessary, external financing, and our ability to timely procure optimum locations on favorable terms within attractive metropolitan malls and lifestyle centers.

We currently estimate between $19.0 million and $23.0 million in total capital expenditures for the remainder of fiscal 2003, primarily being leasehold improvements for 20 new retail stores and, to a substantially lesser extent, various technology additions and upgrades and the cost of leasehold improvements for five additional outlet stores. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our new bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. We currently do not anticipate any additional share repurchases.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives for the balance of fiscal 2003. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

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

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. However, it must be noted, that with respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on our subsequent consolidated results of operations.

•	Revenue Recognition

•	Inventories

•	Catalog Costs

During the fiscal 2003 first quarter, there were no changes in the above critical accounting policies.

Off-Balance Sheet Liabilities

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our East Coast Operations Center. All of our other operating leases pertain to our retail and outlet stores, our Coeur d’Alene call center and to various equipment and technology.

As of May 3, 2003 our minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	12,474
Fiscal 2004	17,750
Fiscal 2005	17,618
Fiscal 2006	17,522
Fiscal 2007	16,962
Fiscal 2008 (first three months)	4,023
Thereafter	80,464

Total	$166,813

Additionally, we had inventory purchase commitments of approximately $100.2 million at May 3, 2003.

See Note 8 – “Commitments” to our accompanying consolidated financial statements for further details.

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

Risks Associated with Our Retail Store Business and Its Continued Expansion

During the fiscal 2003 first quarter, we opened three additional full-line retail stores. We currently plan to open 20 full-line retail stores during the remainder of fiscal 2003 (including three full-line retail stores opened so far in during our fiscal 2003 second quarter). Also, three of the 20 full-line retail stores we plan to open during the remainder of fiscal 2003 will serve to test a smaller footprint than our current store model. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore generate sufficient incremental sales to support our new cost structure. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. In March 2002, we refined our store model to incorporate a smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. For example, as discussed in the preceding paragraph, we currently plan to open three smaller sized test stores during the remainder of fiscal 2003. Additionally, you should consider that any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

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

Our ability to attract and retain users and customers to our e-commerce web site depends on the performance, reliability and availability of our web site and network infrastructure. We have periodically experienced service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties. While we continue to implement procedures to improve the reliability of our systems, these interruptions may continue to occur from time to time. Third parties may not be liable to us for any damage or loss they may cause to our business, and we may be unable to seek reimbursement from them for losses that they cause. Our users also depend on third party Internet service providers for access to our web site. These entities have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures in the future that are unrelated to our systems, but which could nonetheless adversely affect our business.

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

Item 2. Changes in Securities and Use of Proceeds

No reportable events

Item 3. Defaults Upon Senior Securities

No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

1.	The Company’s founders, Dennis Pence and Ann Pence, divorced on amicable terms on June 9, 2003. Dennis and Ann each continues to own of record approximately 24.7% of the Company’s common stock after their divorce. Both have expressed to the Company that they remain committed to its long-term success. The Company does not believe their divorce will adversely impact its operations or financial condition.

2.	On April 9, 2003, the Company voluntarily furnished with the U.S. Securities and Exchange Commission (“SEC”) its fiscal year 2002 quarterly unaudited net sales by channel information. The fiscal 2002 net sales by channel information was revised to reflect the change in the Company’s fiscal year-end from the Saturday nearest to February 28 to the Saturday nearest to January 31, effective February 1, 2003. During the fiscal 2003 first quarter and after furnishing the fiscal 2002 net sales by channel information with the SEC, the Company began classifying its outlet store business and the revenue generated from phone and Internet orders originating at its retail stores as components of its Retail Segment. Previously, the Company’s outlet store business and the revenue generated from phone and Internet orders originating at the Company’s retail stores were managed and classified as components of its Direct Segment.

The following table sets forth the net sales by channel information as reclassified:

	Three Months Ended
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003
Channel Net Sales:
Catalog	$45,853	$35,796	$52,232	$78,266
Internet	36,109	28,167	39,368	51,417
Retail	24,279	28,181	37,230	44,556

Total consolidated net sales	$106,241	$92,144	$128,830	$174,239

Item 6. Exhibits and Reports on Form 8-K

1.	The following exhibits are incorporated by reference:

Exhibit Number	Description of Document
3.1 *	Amended and Restated Certificate of Incorporation (filed with the Company’s S-1, file No. 333-16651)
3.1.1 *	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
3.2 *	Amended and Restated Bylaws (filed with the Company’s Fiscal 2002 Third Quarter Report on Form 10-Q)
4.1 *	Specimen of Stock Certificate (filed with the Company’s S-1/A, file No. 333-16651)
10.1.1 *	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s S-1, file No. 333-16651)
10.1.2 *	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence (filed with the Company’s S-1/A, file No. 333-16651)
10.1.9 *	Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
10.2 *	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of July 14, 2001 (filed with the Company’s fiscal 2001 Proxy Statement)
10.2.1 *	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, file No. 333-16651)
10.2.2 *	1997 Employee Stock Purchase Plan (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.2.3 *	Form of Executive Loan Agreement (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.3 *	Parkersburg Distribution Center Operating Lease (filed with the Company’s Fiscal 1998 First Quarter Report on Form 10-Q)
10.3.1 *	Three-year Employee Retention Compensation Agreements (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
16.1 *	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)
23 *	Consent of Independent Auditors (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
24.1 *	Power of Attorney (included on the signature page to S-1, file No. 333-16651)
99 *	the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)
99.1 *	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	In accordance with SEC Release No. 33-8212, the certification filed under Exhibit 99.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

b.	Reports on Form 8-K

The Company filed one report on Form 8-K and one report on Form 8-K/A during the quarter ended May 3, 2003 and one report on Form 8-K subsequent to the quarter ended May 3, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On

April 9, 2003	The Company voluntarily furnished with the SEC its fiscal year 2002 quarterly unaudited Consolidated Balance Sheets and unaudited Consolidated Statements of Operations (the “Statements”) as well as unaudited net sales by channel information. The fiscal 2002 Statements and net sales by channel information were revised to reflect the change in the Company’s fiscal year-end from the Saturday nearest to February 28 to the Saturday nearest to January 31, effective February 1, 2003.

April 16, 2003	The Company amended its April 9, 2003 Form 8-K to file under “Item 9. Information Provided Under Item 12 (Results of Operations and Financial Condition)”. The Company previously had filed under “Item 5. Other Events”.

May 28, 2003	On May 28, 2003, the Company issued a press release reporting its financial results for its fiscal quarter ended May 3, 2003. A copy of that press release was furnished with the SEC in accordance with SEC Release No. 2003-41.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of June, 2003.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer

Certification pursuant to Rule 13a-14 promulgated under the Securities Exchange

Act of 1934, as amended

I, Dennis C. Pence, Chairman and Chief Executive Officer of the Board of Directors of Coldwater Creek Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coldwater Creek, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ DENNIS C. PENCE
Dennis C. Pence Chairman and Chief Executive Officer

Certification pursuant to Rule 13a-14 promulgated under the Securities Exchange

Act of 1934, as amended

I, Melvin Dick, Executive Vice President and Chief Financial Officer of Coldwater Creek Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coldwater Creek, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ MELVIN DICK

Melvin Dick Executive Vice President and Chief Financial Officer