Form 10-Q
period 2003-08-02
COLDWATER CREEK INC
filed 2003-09-16
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 2, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 12, 2003
Common Stock ($.01 par value)	24,120,346

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item  1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	August 2, 2003	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,497	$26,630
Receivables	5,229	6,112
Inventories	67,602	59,686
Prepaid and other	10,543	4,409
Prepaid and deferred catalog costs	4,923	7,133
Deferred income taxes	1,915	1,915

Total current assets	93,709	105,885
Property and equipment, net	86,600	81,214
Other	670	548

Total assets	$180,979	$187,647

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,387	$45,951
Accrued liabilities	15,989	18,919
Income taxes payable	—	3,650

Total current liabilities	56,376	68,520
Deferred income taxes	1,631	1,631
Deferred rents	15,642	11,533

Total liabilities	73,649	81,684

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 24,104,552 and 24,173,117 shares issued, respectively	241	242
Additional paid-in capital	47,448	51,286
Treasury shares, at cost, 209,100 shares	—	(4,715)
Retained earnings	59,641	59,150

Total stockholders’ equity	107,330	105,963

Total liabilities and stockholders’ equity	$180,979	$187,647

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$96,654	$92,144	$211,858	$198,385
Cost of sales	62,004	56,782	132,059	118,035

Gross profit	34,650	35,362	79,799	80,350
Selling, general and administrative expenses	36,771	38,819	78,881	81,422

(Loss) income from operations	(2,121)	(3,457)	918	(1,072)
Interest, net, and other	(243)	45	(112)	53

(Loss) income before income taxes	(2,364)	(3,412)	806	(1,019)
Income tax (benefit) provision	(941)	(1,277)	315	(298)

Net (loss) income	$(1,423)	$(2,135)	$491	$(721)

Net (loss) income per share—Basic	$(0.06)	$(0.09)	$0.02	$(0.03)

Weighted average shares outstanding—Basic	24,041	23,892	24,003	23,837

Net (loss) income per share—Diluted	$(0.06)	$(0.09)	$0.02	$(0.03)

Weighted average shares outstanding—Diluted	24,041	23,892	24,188	23,837

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	August 2, 2003	August 3, 2002
OPERATING ACTIVITIES:
Net income	$491	$(721)
Non cash items:
Depreciation and amortization	8,303	7,608
Deferred rent amortization	(498)	(146)
Deferred income taxes	—	924
Tax benefit from exercises of stock options	230	282
Other	114	221
Net change in current assets and liabilities:
Receivables	883	2,269
Inventories	(7,916)	(1,999)
Prepaid and other	(5,936)	(1,668)
Prepaid and deferred catalog costs	2,210	(161)
Accounts payable	(5,564)	(759)
Accrued liabilities	(5,257)	(1,928)
Income taxes payable	(3,650)	(805)
Deferred rents	5,333	3,034

Net cash (used in) provided by operating activities	(11,257)	6,151

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,094)	(11,995)
Repayments of executive loans	89	437

Net cash used in investing activities	(12,005)	(11,558)

FINANCING ACTIVITIES:
Net proceeds from advances under revolving line of credit	—	3,471
Net proceeds from exercises of stock options	646	905
Other financing costs	(517)	—

Net cash provided by financing activities	129	4,376

Net decrease in cash and cash equivalents	(23,133)	(1,031)
Cash and cash equivalents, beginning	26,630	1,364

Cash and cash equivalents, ending	$3,497	$333

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$1
Cash paid for income taxes	9,526	42

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Consolidated Financial Statements

Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment retailer of women’s apparel, jewelry, footwear, gift items and home merchandise. The Company’s Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company’s Direct Segment consists of its catalog and Internet-based e-commerce businesses.

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year begins. Historically, the Company’s fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. The last day of fiscal year 2002, therefore, was February 1, 2003.

The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. References to six-month periods, or to fiscal first six months, refer to the 26 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

The Company’s interim consolidated financial statements have been prepared by the management of Coldwater Creek Inc. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

The Company’s consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of that to be realized in future periods.

As these consolidated financial statements are condensed, they should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect:

•	the reported amounts and timing of revenue and expenses;

•	the reported amounts and classification of assets and liabilities; and

•	the disclosure of contingent assets and liabilities.

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

In particular, during the fiscal 2003 first quarter, the Company reclassified the following from its Direct Segment to its Retail Segment:

•	The Company’s outlet store business

•	Revenue from phone orders that originate in retail stores

•	Revenue from Internet orders that originate in retail stores

The Company made these reclassifications to reflect the manner in which its segments are currently managed. The Company has reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on December 19, 2002 and August 4, 2003.

Prepaid and Deferred Catalog Costs

Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs and are amortized into SG&A expenses over the expected sales realization cycle, typically several weeks. For the fiscal 2003 and fiscal 2002 second quarters, the Company’s consolidated SG&A expenses include amortized catalog costs of $11.6 million and $14.2 million, respectively. For the fiscal 2003 and fiscal 2002 first six months, the Company’s consolidated SG&A expenses include amortized catalog costs of $28.4 million and $33.4 million, respectively.

Accounting for Stock Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based on the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net (loss) Income:
As reported	$(1,423)	$(2,135)	$491	$(721)
Impact of applying SFAS 123	(218)	(225)	(419)	(420)

Pro forma	$(1,641)	$(2,360)	$72	$(1,141)

Net (loss) income per share:
As reported—Basic	$(0.06)	$(0.09)	$0.02	$(0.03)
Pro forma—Basic	(0.07)	(0.10)	—	(0.05)
As reported—Diluted	$(0.06)	$(0.09)	$0.02	$(0.03)
Pro forma—Diluted	(0.07)	(0.10)	—	(0.05)

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each option granted during the second quarters and first six months of fiscal 2003 and fiscal 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Risk free interest rate	1.7%	3.8%	2.3%	3.9%
Expected volatility	78.5%	86.9%	78.5%	86.9%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

Recently Adopted Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS No. 143, effective February 2, 2003 for its fiscal 2003 consolidated financial statements with no material impact.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company would be impacted by SFAS No. 146 only if it were to commit to a plan for an exit or disposal activity. Currently, the Company has not committed to a plan for an exit or disposal activity.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS No. 148). This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, the Company adopted the disclosure requirements of SFAS No. 148. However, the Company, at this time, does not intend to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN 45 with no material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and believes that this interpretation will have no material effect on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS 150 and believes that this statement will not have a material effect on its consolidated financial statements.

2. Receivables

Receivables consist of the following:

	August 2, 2003	February 1, 2003
	(in thousands)
Trade	$2,736	$4,469
Tenant improvement	1,421	1,031
House list rental	485	549
Other	587	63

	$5,229	$6,112

The Company evaluates the credit risk associated with its receivables. At August 2, 2003 and February 1, 2003, no allowance for doubtful receivables was deemed necessary.

3. Accrued Liabilities

Accrued liabilities consist of the following:

	August 2, 2003	February 1, 2003
	(in thousands)
Accrued sales returns	$3,104	$4,521
Accrued payroll, related taxes and benefits	5,211	5,077
Gift certificate liability	3,740	4,711
Other	3,934	4,610

	$15,989	$18,919

4. Executive Loan Program

Before the Sarbanes-Oxley Act of 2002 (the Act) was passed, the Company maintained an Executive Loan Program. Under this plan the Company made secured long-term loans to key executives other than the Company’s founders, Dennis Pence and Ann Pence. The Company made these loans at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee. Each loan:

•	is secured by the executive’s personal net assets, including all vested stock options in the Company;

•	bears interest at three percent per year; and

•	becomes due and payable on the earlier of:

•	the date ten days before the date on which the vested stock options expire; or

•	90 days from the date on which the executive’s employment with the Company terminates for any reason.

Outstanding loans were $0.5 million at both August 2, 2003 and February 1, 2003, respectively. None of the loans outstanding prior to passing of the Act have had any of their terms modified.

5. Deferred Compensation Program

During fiscal 2001, 2002 and 2003, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools that, in aggregate, currently total $2.9 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense over the retention periods based on the assumption that the performance criteria specified in the agreements will be met. The total compensation, dates to be paid and retention periods are summarized as follows:

Name	Total compensation	Date to be paid (1)	Retention period
Two executive employees	$1,725,000	9/1/05	36 months
Three executive employees	600,000	4/30/06	36 months
Four non-executive employees	375,000	4/30/06	36 months
One non-executive employee	150,000	10/1/05	36 months
One non-executive employee	25,000	12/31/03	24 months

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

6. Arrangements with Principal Shareholders

In fiscal 2001, the Company did not meet its financial goals. In response, the Company’s principal shareholders, Dennis Pence and Ann Pence, declined to accept any salaries from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by accounting principles generally accepted in the United States of America, the Company imputed on a straight-line basis into its consolidated SG&A expenses the fair market value of salaries for Dennis Pence and Ann Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During the second quarter of fiscal 2002, approximately $89,000 was imputed into the Company’s consolidated SG&A expenses. During the first six months of fiscal 2002, approximately $189,000 was imputed into the Company’s consolidated SG&A expenses.

Dennis Pence and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses them for:

•	a usage based pro rata portion of the financing costs;

•	a usage based pro rata portion of monthly maintenance fees; and

•	actual hourly usage fees.

Aggregate expense reimbursements totaled $162,000 and $182,000 for the second quarters of fiscal 2003 and 2002, respectively. Aggregate expense reimbursements totaled $340,000 and $554,000 for the first six months of fiscal 2003 and 2002, respectively.

On June 14, 2003, the Company’s Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company’s Chairman and Chief Executive Officer is the founder of and a Board member of the Morning Light Foundation, Inc.

7. Revolving Line of Credit

On March 5, 2003, the Company entered into a credit agreement (the Agreement) with a consortium of banks that provides it with a $60.0 million unsecured revolving line of credit. This line of credit has a $20.0 million sub-limit for letters of credit, a $5.0 million sub-limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the Agreement is the London InterBank Offered Rate and is adjusted based on the Company’s leverage ratio.

The Agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The Agreement has a maturity date of March 4, 2006. During the fiscal 2003 first quarter, the company incurred $0.5 million in financing costs associated with obtaining its new credit facility.

The Company had $1.3 million and $0.7 in outstanding letters of credit for merchandise purchases at August 2, 2003 and February 1, 2003, respectively.

8. Net Income Per Share

The following is a reconciliation of net income (numerator) and the number of common shares (denominator) used in the computations of net income per basic and diluted common share (in thousands except for per share data):

	Three months ended		Six months ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net (loss) income	$(1,423)	$(2,135)	$491	$(721)

Shares used to determine net (loss) income per basic share (1)	24,041	23,892	24,003	23,837

Net effect of dilutive stock options (1) (2)	—	—	185	—

Shares used to determine net (loss) income per diluted share (1)	24,041 (3)	23,892 (3)	24,188	23,837 (3)

Earnings Per Share
Basic	$(0.06)	$(0.09)	$0.02	$(0.03)
Diluted	$(0.06)	$(0.09)	$0.02	$(0.03)

(1)	The above common shares outstanding, dilutive and anti-dilutive share amounts reflect two 50% stock dividends each having the effect of a 3-for-2 stock split declared, by the Board of Directors on December 19, 2002 and August 4, 2003.
(2)	Anti-dilutive stock options excluded from the above computations for the three-months ended August 2, 2003 and August 3, 2002 were 671 and 725, respectively. Anti-dilutive stock options excluded from the above computations for the six-months ended August 2, 2003 and August 3, 2002 were 929 and 850, respectively.
(3)	For the three months ended August 2, 2003 and August 3, 2002 and the six months ended August 3, 2002, 265, 314 and 294 potentially dilutive common shares, respectively, were excluded from average shares because they were antidilutive. These potentially dilutive common shares were antidilutive because the Company reported net losses in the respective periods.

9. Retirement of Treasury Shares

On March 31, 2001, the Company’s Board of Directors authorized the Company to repurchase from the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.53 per share. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s board of directors on December 19, 2002 and August 4, 2003. On July 25, 2003, the Company retired the 209,100 shares held in treasury.

10. Commitments

The Company leases its East Coast Operations Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $4,856,000 and $3,903,000 for the second quarters of fiscal 2003 and fiscal 2002, respectively. The Company incurred aggregate rent expense under its operating leases of $9,596,000 and $7,485,000 for the first six months of fiscal 2003 and fiscal 2002, respectively. The Company incurred contingent rent expense of $37,000 and $18,000 during the second quarters and first six months of fiscal 2003 and fiscal 2002.

As of August 2, 2003, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	$8,828
Fiscal 2004	19,533
Fiscal 2005	19,620
Fiscal 2006	19,524
Fiscal 2007	18,964
Fiscal 2008 (first six months)	8,957
Thereafter	84,301

Total	$179,727

Additionally, the Company had inventory purchase commitments of approximately $101.9 and $94.5 million at August 2, 2003 and August 3, 2002, respectively.

11. Contingencies

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

The Company collects sales taxes from customers transacting purchases in states in which the Company has physically based some portion of its business. The Company also pays applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. The Company has accrued for these taxes based on its current interpretation of the tax code as written. Failure to properly determine or to timely remit these taxes may result in interest and related penalties being assessed.

12. Segment Reporting

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

Beginning in the fiscal 2003 first quarter, the Company reclassified the following from its Direct Segment to its Retail Segment:

•	The Company’s outlet store business

•	Phone orders that originate in retail stores

•	Internet orders that orginate in retail stores

The Company made these reclassifications to reflect the manner in which its segments are currently managed. The Company has reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

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

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales (1):
Direct	$56,084	$63,963	$137,956	$145,925
Retail	40,570	28,181	73,902	52,460

Consolidated net sales	$96,654	$92,144	$211,858	$198,385

Operating contribution:
Direct	$6,588	$9,379	$20,066	$23,099
Retail	2,786	(304)	4,250	(246)

Total operating contribution	9,374	9,075	24,316	22,853
Corporate and other	(11,495)	(12,532)	(23,398)	(23,925)

Consolidated income from operations	$(2,121)	$(3,457)	$918	$(1,072)

Depreciation and amortization:
Direct	$507	$590	$942	$1,257
Retail	1,893	1,768	3,763	3,048
Corporate and other	1,833	1,688	3,598	3,303

Consolidated depreciation and amortization	$4,233	$4,046	$8,303	$7,608

Total assets:
Direct			$39,720	$47,629
Retail			88,039	77,106
Corporate and other assets			53,220	44,257

Consolidated total assets			$180,979	$168,992

Capital expenditures:
Direct	$412	$67	$1,570	$375
Retail	6,051	6,509	8,870	10,072
Corporate and other	1,027	236	1,654	1,548

Consolidated capital expenditures	$7,490	$6,812	$12,094	$11,995

(1)	There have been no inter-segment sales during the reported periods.

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

Introduction to Management’s Discussion & Analysis

You are encouraged to read this Management’s Discussion & Analysis in conjunction with our accompanying consolidated financial statements and their related notes.

When we refer to a fiscal year, we mean the calendar year in which the fiscal year begins. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. We made this decision to align our reporting schedule with the majority of other national retail companies.

Beginning in the fiscal 2003 first quarter, we reclassified the following from our Direct Segment to our Retail Segment:

•	Our outlet store business

•	Phone orders that originate in retail stores

•	Internet orders that orginate in retail stores

We made these reclassifications to reflect the manner in which our segments are currently managed. We have reclassified all prior period financial statements on a consistent basis. These reclassifications had no impact on our consolidated net sales, net income, retained earnings or cash flows for any period.

In addition, the fiscal 2003 and fiscal 2002 second quarter common stock outstanding, retained earnings and net income per share amounts reflect two 50% stock dividends each having the effect of a 3-for-2 stock split declared by our Board of Directors on December 19, 2002 and August 4, 2003.

Coldwater Creek Profile

Our business was established nearly 20 years ago as a direct mail company. In early 1999, we began building our e-commerce business to complement our existing catalogs. Later that same year, we opened two full-line retail stores that marked the beginning of our retail growth strategy. We believe we are now on our way toward becoming a national brand offering merchandise through retail stores, catalogs and the Internet.

Our original vision centered on offering products that conveyed a relaxed, casual lifestyle to women between the ages of 30 and 60 who had average household incomes of approximately $50,000. While we continue to target the same demographic of women, we now see ourselves as a retailer of casual women’s apparel. Further, we believe that this change aligns our perception of ourselves with our customers’ perception of our company.

Experience has shown that our customers primarily see us as a resource for proprietary label apparel and complementary, unique accessories. In the past decade, we have offered men’s clothing, home furnishings and high-end jewelry, as we tested merchandise unrelated to women’s apparel. While these new merchandise lines had successful items within them, we have found that customer response was highest for the women’s apparel assortments we design in-house.

Having determined the most appropriate merchandise mix, we then reexamined the most effective means for selling our merchandise. According to industry data, about 92% of women’s apparel was purchased at retail stores in 2002. Catalogs accounted for 5% of women’s apparel business and the remaining 3% was purchased through the Internet. These statistics and the buying patterns of our customers led to our decision to expand our retail store presence.

Our Retail Segment

Our Retail Segment is composed of our full-line retail stores, resort stores and outlet stores. Our strategy for the Retail Segment is to expand our full-line retail store presence, continue operating our two resort stores and use our outlet stores to dispose of excess merchandise.

We use our extensive database of loyal Coldwater Creek customers to determine the best retail markets in the U.S. for our full-line retail stores. We enter metropolitan areas where we already have a high concentration of customers to benefit from existing brand recognition. An additional benefit is that our stores also provide a way to attract prospective customers to the brand.

Our model full-line retail store has an average of 5,500 square feet and our stores that are currently in operation average about 6,900 square feet. We have opened stores predominantly in malls, but an increasing number have been opened in a popular, new retailing concept called the “lifestyle center.” These retail centers are generally located in affluent suburbs, and feature a clustered assortment of upscale restaurants, bookstores and specialty brands in an open-air format. They also offer easy parking and access for destination shoppers.

At the end of the fiscal 2003 second quarter, we had 48 retail stores in operation. This included one smaller format store of 3,500 square feet, designed to test the viability of entering markets that might not be large enough to support our larger stores or to expand our store base in larger markets, if appropriate. Based on the initial performance of this model, we currently plan to open four additional smaller stores in the remainder of fiscal 2003.

We plan to open a total of 25 full-line retail stores during fiscal 2003, including the seven stores opened during the first half of the fiscal year. In fiscal 2004, we currently plan to open 30 to 40 new stores, with 40 to 50 new stores planned for fiscal 2005. Our goal is to have a national chain of several hundred retail stores ranging in size from 3,500 to 6,500 square feet. The scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores, and, if necessary, external financing.

Our Direct Segment

Our Direct Segment consists of our catalog and e-commerce businesses. We manage these two businesses as one segment because a majority of our e-commerce business is driven by the catalogs we mail. In other words, a customer may select an item from a catalog but place her order on our web site.

We currently have three catalog titles; Northcountry, Spirit and Elements. We also periodically mail clearance catalogs and other specialty and seasonal catalogs such as our Gifts-To-Go holiday catalog. We believe that our catalogs are an effective medium for building Coldwater Creek brand recognition. We use them as part of our “triple-channel” selling strategy by prominently displaying our Web site address, www.coldwatercreek.com, and listing our store locations in our catalogs.

Our e-commerce web site features our entire assortment of full-price merchandise and also serves as an efficient vehicle for clearing excess merchandise. We endeavor to attract both new and existing customers to this convenient, secure and cost effective shopping medium. We have observed that approximately 16% of the customers who shop at our web site are new customers.

Quarterly Results of Operations and Seasonal Influences

Due to the cyclical nature of apparel retailing, our operations fluctuate on a quarterly and annual basis as a result of several factors. These include:

•	the composition, size and timing of merchandise offerings;

•	customer response, including the effects of economic and weather-related events;

•	the number and timing of our full-line retail store openings;

•	merchandise return rates;

•	the timing of merchandise receiving and shipping, including any delays resulting from adverse weather conditions;

•	market price fluctuations in critical materials and services, including retail store lease terms, paper, production, postage and telecommunications costs;

•	and shifts in the timing of important holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

In both the Retail and Direct Segments, the majority of net sales from a merchandise offering occur within the first several weeks after its introduction. After that point, we expect customer response to decline significantly. Our catalog business, in particular, may fluctuate depending on the timing of our mailings, which varies from year to year. Sales from a catalog shipped at the end of a quarter, for example, generally would not be recognized until the following quarter. However, if the same catalog were mailed the next year several weeks earlier in the quarter, most sales would fall within the quarter.

The holiday shopping months of November and December continue to be our biggest season in terms of sales and profits. Due to our change in fiscal year-end, both of these months now fall into our fourth quarter. Previously, November sales fell into our fiscal third quarter and December sales fell into our fiscal fourth quarter.

During the holiday season, we generally incur higher expenses as we hire temporary labor to add to our existing workforce. We also purchase more inventory in anticipation of increased sales during this time. Given these additional investments, any significant decrease in sales or profits during November and December would negatively affect our financial condition, results of operations and cash flows for the entire fiscal year.

Fiscal 2003 Second Quarter Overview

During the fiscal 2003 second quarter, we continued building and refining our triple-channel selling strategy. We opened four full-line retail stores during the fiscal 2003 second quarter. We also made the strategic decision to mail 5.9 million fewer catalogs in the fiscal 2003 second quarter than we did in the same period a year ago. Our Retail Segment merchandise margins improved over 120 basis points in the fiscal 2003 second quarter from the same period last year.

We have decided to open two additional full-line retail stores during fiscal 2003. This brings the total we currently plan to open this fiscal year to 25 full-line retail stores. The 25 planned store openings include the seven stores we opened in the first half of the fiscal year and the six stores we have opened so far in the second half of the fiscal year.

Our Direct Segment’s net sales declined primarily due to our decision to mail fewer catalogs. However, our catalog net sales were buoyed by increased clearance sales and by improved response rates to our house file catalog mailings. Our e-commerce business was aided by increased clearance sales and by our continuing efforts to reduce its dependence on our catalog mailings.

Most significantly, we continue to participate in a program in which our website is promoted on numerous popular search engines and charitable web sites. These “affiliate” websites, which currently number approximately 10,000, accounted for approximately $2.7 million in sales during the fiscal 2003 second quarter. Also, about 20% of the customers who purchase through affiliate websites are new to our house file.

You are encouraged to fully read the following discussions which analyze our fiscal 2003 second quarter and year-to-date consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results, in much greater detail.

Results of Operations

Comparison of the Three-Months Ended August 2, 2003 with the Three-Months Ended August 3, 2002:

The following table shows our consolidated statements of operations (in thousands) and our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	August 2, 2003%		August 3, 2002%		Change
					$	%
Statements of Operations:
Net sales	$96,654	100.0%	$92,144	100.0%	$4,510	4.9%
Cost of sales (1)	62,004	64.2%	56,782	61.6%	5,222	9.2%

Gross profit	34,650	35.8%	35,362	38.4%	(712)	-2.0%
Selling, general and admin. expenses	36,771	38.0%	38,819	42.1%	(2,048)	-5.3%

Loss from operations	(2,121)	-2.2%	(3,457)	-3.8%	1,336	-38.6%
Interest, net, and other	(243)	-0.3%	45	0.0%	(288)	640.0%

Loss before income taxes	(2,364)	-2.4%	(3,412)	-3.7%	1,048	-30.7%
Income tax benefit	(941)	-1.0%	(1,277)	-1.4%	336	-26.3%

Net loss	$(1,423)	-1.5%	$(2,135)	-2.3%	$712	-33.3%

(1) – Please note that the Company classifies store occupancy and certain other distribution center costs as a cost of sales.

Consolidated Results of Operations

Our consolidated net sales in the fiscal 2003 second quarter increased from the same period in the prior year primarily from our retail expansion, increased clearance sales and, to a lesser extent, improved full-line retail store performance. These increases were partially offset by decreased net sales from our Direct Segment’s full-price catalog and e-commerce businesses. Please refer to our discussion titled “Three-Month Operating Segment Results” below for further details.

Our consolidated gross profit dollars and rate decreased primarily from increased clearance sales and, to a lesser extent, diminished margins on full-price sales from our Direct Segment’s catalog and e-commerce businesses. Our clearance sales increased $3.7 million, or 33.4%, in the fiscal 2003 second quarter from the fiscal 2002 second quarter. The margins in our Direct Segment’s full-price catalog and e-commerce businesses were negatively impacted by a decrease in apparel relative to other merchandise offerings and, to a lesser extent, by marketing campaigns designed to reactivate customers and to increase the average units per order.

These negative impacts were partially offset by improved margins on full-price sales from our Retail Segment and, to a lesser extent, improved margins on clearance sales. We believe that the margins on full-price sales in our Retail Segment improved due to a strategic decision to reduce the number of days our retail store merchandise is discounted before it is moved to our outlet stores. We believe the margins on our clearance sales improved because of our renewed focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate.

Additionally, we recognized $1.2 million of vendor rebates during the fiscal 2003 second quarter versus none in the fiscal 2002 second quarter. These rebates were credited to cost of sales as the related merchandise was sold. In the prior year, we recognized $0.9 million of vendor rebates during the fiscal month of August 2002. This month now falls into our fiscal 2002 third quarter due to our change in fiscal year end.

The mailing of 5.9 million, or 23.2%, fewer catalogs in the fiscal 2003 second quarter compared with the fiscal 2002 second quarter positively impacted our consolidated selling, general and administrative (SG&A) expenses. Increased personnel and infrastructure costs associated with our retail expansion partially offset the positive impact of mailing fewer catalogs. The personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The infrastructure costs primarily consisted of depreciation on hardware and software technology. Reduced catalog production costs, improved response rates to catalogs mailed to our house file and, to a lesser extent, reduced customer prospecting contributed to our improved SG&A rate.

Our catalogs are an integral part of our triple-channel selling strategy. We use them to promote our retail expansion and our e-commerce web site. During the fiscal 2003 second quarter, we significantly curtailed our use of the catalogs as a prospecting tool to attract new customers. We have begun to rely more on our retail stores and our e-commerce business to bring new customers to our brand. As a result, our fiscal 2003 second quarter catalog mailings were 19.4 million, a decrease of 5.9 million catalogs, or 23.2%, from our 25.3 million catalog mailings in the fiscal 2002 second quarter.

Our proprietary list of customer names grew to 14.6 million names at August 2, 2003 from 14.0 million names at February 1, 2003. Also, our proprietary e-mail address database consisted of 2.1 million names at August 2, 2003 compared to 1.8 million names at February 1, 2003. Our active customers declined slightly to 2.613 million at August 2, 2003 from 2.669 million at February 1, 2003. Our active customers are those customers who have purchased merchandise from us through any of our three sales channels during the preceding twelve months.

Our effective income tax rate was 39.8% in the fiscal 2003 second quarter compared with 37.4% in the fiscal 2002 second quarter. The fiscal 2002 second quarter rate was lower than the fiscal 2003 second quarter rate because it included the imputed salaries for Dennis Pence and Ann Pence which were not deductible for tax purposes. This was partially offset by our Retail Segment’s expansion into and within states with higher corporate income tax rates. Please see Note 6 – “Arrangements with Principal Shareholders” to our accompanying consolidated financial statements for further details.

Three-Month Operating Segment Results

The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
	August 2, 2003	% of Direct	% of Total	August 3, 2002	% of Direct	% of Total	Change
							$	%
Catalog	$32,443	57.8%	33.6%	$35,796	56.0%	38.8%	$(3,353)	-9.4%
Internet	23,641	42.2%	24.5%	28,167	44.0%	30.6%	(4,526)	-16.1%

Direct	56,084	100.0%	58.0%	63,963	100.0%	69.4%	(7,879)	-12.3%

Retail	40,570		42.0%	28,181		30.6%	12,389	44.0%

Total	$96,654		100.0%	$92,144		100.0%	$4,510	4.9%

Our Direct Segment’s net sales decreased due to our decision to mail 5.9 million or 23.2% fewer catalogs in the fiscal 2003 second quarter than in the fiscal 2002 second quarter. This decrease was partially offset by increased clearance sales. We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due to improved response rates to our house file mailings. Our e-commerce business declined more than our catalog business because, in the prior year, we offered more promotions that drove customers specifically to our web site. In fiscal 2003, we made the strategic decision to offer similar promotions that were redeemable through any of our three selling channels.

The increase in our Retail Segment net sales primarily reflects incremental sales from the addition of 13 full-line retail stores and seven outlet stores since our fiscal 2002 second quarter.

Our Direct Segment’s operating contribution for the fiscal 2003 second quarter was $6.6 million compared with $9.4 million for the fiscal 2002 second quarter. We primarily attribute this decrease to increased clearance activity and, to a lesser extent, diminished margins realized by our full-price catalog and e-commerce businesses. These factors were partially offset by reduced catalog marketing expenses.

Our Retail Segment’s operating contribution for the fiscal 2003 second quarter was $2.8 million as compared with ($0.3) million for the fiscal 2002 second quarter. We primarily attribute this improvement to increased margins on our full-price retail sales and improved leveraging of personnel and infrastructure costs.

Comparison of the Six-Months Ended August 2, 2003 with the Six-Months Ended August 3, 2002:

The following table shows our consolidated statements of operations (in thousands) and our consolidated statements of operations expressed as a percentage of net sales:

	Six Months Ended
	August 2, 2003%		August 3, 2002%		Change
					$	%
Statements of Operations:
Net sales	$211,858	100.0%	$198,385	100.0%	$13,473	6.8%
Cost of sales (1)	132,059	62.3%	118,035	59.5%	14,024	11.9%

Gross profit	79,799	37.7%	80,350	40.5%	(551)	-0.7%
Selling, general and admin. expenses	78,881	37.2%	81,422	41.0%	(2,541)	-3.1%

Income (loss) from operations	918	0.4%	(1,072)	-0.5%	1,990	-185.6%
Interest, net, and other	(112)	-0.1%	53	0.0%	(165)	-311.3%

Income (loss) before income taxes	806	0.4%	(1,019)	-0.5%	1,825	-179.1%
Income tax provision (benefit)	315	0.1%	(298)	-0.2%	613	-205.7%

Net income (loss)	$491	0.2%	$(721)	-0.4%	$1,212	-168.1%

(1) – Please note that the Company classifies store occupancy and certain other distribution center costs as a cost of sales.

Consolidated Results of Operations

Our consolidated net sales for the first six months of fiscal 2003 increased primarily from our retail expansion, increased clearance sales and, to a lesser extent, improved full-line retail store performance. These increases were partially offset by decreased net sales from our Direct Segment’s full-price catalog and e-commerce businesses. Please refer to our discussion titled “Six-Month Operating Segment Results” below for further details.

Our consolidated gross profit dollars and rate for the first six months of fiscal 2003 decreased primarily from increased clearance sales and, to a lesser extent, diminished margins on full-price sales from our Direct Segment’s catalog and e-commerce businesses. Our clearance sales increased $8.9 million, or 41.9%, in the first six months of fiscal 2003 from the same period last year. The margins in our Direct Segment’s full-price catalog and e-commerce businesses were negatively impacted by a decrease in apparel relative to other merchandise offerings and, to a lesser extent, by marketing campaigns designed to reactivate customers and to increase the average units per order.

These negative impacts were partially offset by improved margins on full-price sales from our Retail Segment and, to a lesser extent, improved margins on clearance sales. We believe that the margins on full-price sales in our Retail Segment improved due to a strategic decision to reduce the number of days our retail store merchandise is discounted before it is moved to one of our outlet stores. We believe the margins on our clearance sales improved because of our renewed focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate.

Additionally, we recognized $1.3 million of vendor rebates during the first six months of fiscal 2003 versus none in the first six months of fiscal 2002. These rebates were credited to cost of sales as the related merchandise was sold. In the prior year, we recognized $0.9 million of vendor rebates during the fiscal month of August 2002. This month now falls into our fiscal 2002 third quarter due to our change in fiscal year end.

The mailing of 7.6 million, or 13.4%, fewer catalogs in the first six months of 2003 compared to the same period in the prior year positively impacted our consolidated SG&A expenses. Increased personnel and infrastructure costs associated with our retail expansion partially offset the positive impact of mailing fewer catalogs. The personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The infrastructure costs primarily consisted of depreciation on hardware and software technology. Reduced catalog production costs, improved response rates to catalogs mailed to our house file and, to a lesser extent, reduced customer prospecting contributed to our improved SG&A rate.

Our catalogs are an integral part of our triple-channel selling strategy. We use them to promote our retail expansion and our e-commerce web site. During the first six months of fiscal 2003, we significantly curtailed our use of the catalogs as a prospecting tool to attract new customers. We have begun to rely more on our retail stores and our e-commerce business to bring new customers to our brand. As a result, our fiscal 2003 second quarter catalog mailings were 49.4 million, a decrease of 7.6 million catalogs, or 13.4%, from our 57.1 million catalog mailings in the first six months of fiscal 2002.

Our effective income tax rate was 39.1% in the first six months of fiscal 2003 compared with 29.2% in the first six months of fiscal 2002. The fiscal 2003 year-to-date rate improved over the prior year’s year-to-date rate because the prior year included the imputed salaries for Dennis Pence and Ann Pence which were not deductible for tax purposes. This was partially offset by our Retail Segment’s expansion into and within states with higher corporate income tax rates. Please see Note 6 – “Arrangements with Principal Shareholders” to our accompanying consolidated financial statements for further details.

Six-Month Operating Segment Results

The following table summarizes our net sales by segment (in thousands):

	Six Months Ended
	August 2, 2003	% of Direct	% of Total	August 3, 2002	% of Direct	% of Total	Change
							$	%
Catalog	$78,389	56.8%	37.0%	$81,649	56.0%	41.2%	$(3,260)	-4.0%
Internet	59,567	43.2%	28.1%	64,276	44.0%	32.4%	(4,709)	-7.3%

Direct	137,956	100.0%	65.1%	145,925	100.0%	73.6%	(7,969)	-5.5%

Retail	73,902		34.9%	52,460		26.4%	21,442	40.9%

Total	$211,858		100.0%	$198,385		100.0%	$13,473	6.8%

Our Direct Segment’s net sales decreased due to our decision to mail 7.6 million or 13.4% fewer catalogs in the first six months of fiscal 2003 than in the same period last year. This decrease was partially offset by increased clearance sales. We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due to improved response rates to our house file mailings. Our e-commerce business declined more than our catalog business because, during the first six months of fiscal 2002, we offered more promotions that drove customers specifically to our web site. In fiscal 2003, we made the strategic decision to offer similar promotions that were redeemable through any of our three selling channels.

The increase in our Retail Segment net sales primarily reflects incremental sales from the addition of 13 full-line retail stores and seven outlet stores since our fiscal 2002 second quarter.

Our Direct Segment’s operating contribution for the first six months of fiscal 2003 was $20.0 million compared with $23.1 million for same period last year. We primarily attribute this decrease to increased clearance activity and, to a lesser extent, diminished margins realized by our full-price catalog and e-commerce businesses. These factors were partially offset by reduced catalog marketing expenses.

Our Retail Segment’s operating contribution for the first six months of fiscal 2003 was $4.3 million as compared with ($0.2) million for the same period last year. We primarily attribute this improvement to increased margins on our full-price retail sales and improved leveraging of personnel and infrastructure costs.

Liquidity and Capital Resources

In recent fiscal years, we have funded our ongoing operations and growth initiatives primarily using cash generated by our operations and 60-day trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory, we may occasionally utilize short-term bank credit.

On March 5, 2003, we entered into a credit agreement with a consortium of banks that provides us with a $60.0 million unsecured revolving line of credit. This line of credit has a $20.0 million sub-limit for letters of credit, a $5.0 million sub-limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the agreement is the London InterBank Offered Rate and is adjusted based on our leverage ratio.

The agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 4, 2006. During the fiscal 2003 first quarter, we incurred $0.5 million in financing costs associated with obtaining our new credit facility. At August 2, 2003, we had $1.3 million in outstanding letters of credit under this agreement.

Our operating activities consumed $11.3 million during the first six-months of fiscal 2003, a decrease of $17.4 million from the $6.2 million of positive cash flow generated during the first six-months of fiscal 2002. The decrease in our operating cash flows primarily reflects the negative cash flow effects of increased inventories, decreased accounts payable and increased prepaids. These were partially offset by the positive cash flow effects of decreased prepaid and deferred catalog costs, increased deferred rents and increased net income.

Our investing activities used $12.0 million and $11.6 million of cash during the first six-months of fiscal 2003 and 2002, respectively. Cash outlays in both periods were principally for capital expenditures. Our fiscal 2003 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for seven new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. Our fiscal 2002 year-to-date capital expenditures primarily reflected the cost of leasehold improvements for eight new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades. Our year-to-date investing activities for fiscal 2003 and fiscal 2002 also reflect $0.1 and $0.4 million in repayments of loans from executives, respectively.

Our financing activities provided $0.1 million and $4.4 million of cash during the first six-months of fiscal 2003 and 2002, respectively. The fiscal 2003 year-to-date financing activities consisted of $0.5 million financing costs associated with our new credit facility offset by $0.6 million in net proceeds from exercises of stock options. The fiscal 2002 year-to-date financing activities consisted of $3.5 million in advances under our revolving line of credit and $0.9 million in net proceeds from exercises of stock options.

We had $37.3 million in consolidated working capital at August 2, 2003 as compared with $37.4 million at February 1, 2003. Our consolidated current ratio was 1.7 and 1.5 at August 2, 2003 and February 1, 2003, respectively. We had no outstanding short- or long-term bank debt at August 2, 2003 or February 1, 2003.

We plan to open a total of 25 store openings during fiscal 2003, including the seven stores opened during the first half of the fiscal year. In fiscal 2004, we currently plan to open 30 to 40 new stores, with 40 to 50 new stores planned for fiscal 2005. Our long-term goal is to have a national chain of several hundred retail stores ranging in size from 3,500 to 6,500 square feet. The scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores, and, if necessary, external financing.

We currently estimate between $14.0 million and $16.0 million in total capital expenditures for the remainder of fiscal 2003, primarily being leasehold improvements for 18 new retail stores and, to a substantially lesser extent, various technology additions and upgrades and the cost of leasehold improvements for five additional outlet stores. These expenditures are expected to be primarily funded from operating cash flows and working capital, and to the extent necessary, our new bank credit facility. However, the above planned capital expenditures will ultimately be influenced by, among other factors, the prevailing economic environment and our financial condition, results of operations and cash flows.

On March 31, 2001, our Board of Directors authorized a stock repurchase program under which we may repurchase in the open market up to 300,000 outstanding shares of our common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our board of directors on December 19, 2002 and August 4, 2003. On July 25, 2003, we retired the 209,100 treasury shares.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and growth initiatives for the balance of fiscal 2003. Thereafter, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms or at all. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:

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

During the first six months of fiscal 2003, there were no changes in the above critical accounting policies.

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

As of August 2, 2003, our minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	$8,828
Fiscal 2004	19,533
Fiscal 2005	19,620
Fiscal 2006	19,524
Fiscal 2007	18,964
Fiscal 2008 (first six months)	8,957
Thereafter	84,301

Total	$179,727

Additionally, we had inventory purchase commitments of approximately $101.9 million and $94.5 million at August 2, 2003 and August 3, 2002, respectively.

See Note 10 – “Commitments” to our accompanying consolidated financial statements for further details.

Risk Factors

Continuing Economic Uncertainty

As of the date of this report, we are uncertain as to whether or not the U.S. economy is improving. If the economy does not improve demand for our products may be less than anticipated. If demand for our products is less than anticipated, the mix of our sales will be weighted more toward clearance merchandise than to full price merchandise, which would have a negative impact on our gross margins. Furthermore, our overall business, financial condition, results of operations and cash flows would be materially adversely impacted if the economy does not improve. Lower than anticipated sales or higher than anticipated costs could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, the pace of our retail expansion.

In an effort to address the uncertainty in the U.S. economy, we have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and low customer satisfaction.

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

Risks Associated with Our Retail Store Business and Its Continued Expansion

During the first six months of fiscal 2003, we opened seven additional full-line retail stores. We currently plan to open 18 full-line retail stores during the remainder of fiscal 2003 (including six full-line retail stores opened so far in our fiscal 2003 third quarter). Also, four of the 18 full-line retail stores we plan to open during the remainder of fiscal 2003 will serve to test a smaller footprint than our current store model. Opening each new store involves several steps, including site selection, lease negotiation and build-out, and each of these steps presents new risks. Competition remains high for premium retail space in many areas and we may encounter difficulty in identifying acceptable sites for our stores, which could delay our expansion. We are also subject to possible delays in negotiating leases and to construction delays and cost overruns associated with the build-out of our stores.

Additionally, our expansion continues to add significant costs, not only with respect to leasehold costs and capital improvements, but also with respect to management and administrative resources, which must keep pace with our expansion. To be successful, we must therefore generate sufficient incremental sales to support our new cost structure. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks and challenges associated with this relatively new and rapidly expanding business. In March 2002, we refined our store model to incorporate a smaller footprint and what we believe to be significant improvements in construction processes, materials and fixtures, and our retail model may undergo further refinements as we gain experience owning and operating more stores. For example, we currently plan to open four smaller sized test stores during the remainder of fiscal 2003. Additionally, you should consider that any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs will likely have a material adverse impact on our overall business, financial condition, results of operations and cash flows.

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

ITEM  4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: The company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act of 1934 Rule 13a-14(c)), have concluded that as of August 2, 2003, the company’s disclosure controls and procedures were effective.

(b) Change in internal controls over financial reporting: Since management’s most recent evaluation of the Company’s internal controls over financial reporting, the company has made no changes in, nor taken any corrective actions regarding, its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reportable events

Item 3. Defaults Upon Senior Securities

No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 10, 2003, Warren Hashagen joined the Company’s board of directors as a class III director with a term expiring in the year 2006. Mr. Hashagen served as Chief Financial Officer of Gap, Inc., from 1995 through 1999. Prior to that position, he held roles of increasing responsibility for this global retail company, including Assistant Controller, Vice President- Treasurer, and Senior Vice President-Finance. He also supervised inventory management, loss prevention and product sourcing, and was responsible for investor relations for more than a decade.

Item 6. Exhibits and Reports on Form 8-K

1.	The following exhibits are incorporated by reference:

Exhibit Number	Description of Document
3.1 *	Amended and Restated Certificate of Incorporation (filed with the Company’s S-1, file No. 333-16651)
3.1.1 *	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
3.2 *	Amended and Restated Bylaws (filed with the Company’s Fiscal 2002 Third Quarter Report on Form 10-Q)
3.2.1	Amendment to Amended and Restated Bylaws
4.1 *	Specimen of Stock Certificate (filed with the Company’s S-1/A, file No. 333-16651)
10.1.1 *	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s S-1, file No. 333-16651)
10.1.2 *	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis and Ann Pence (filed with the Company’s S-1/A, file No. 333-16651)
10.1.9 *	Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
10.2 *	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of July 14, 2001 (filed with the Company’s fiscal 2001 Proxy Statement)
10.2.1 *	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, file No. 333-16651)
10.2.2 *	1997 Employee Stock Purchase Plan (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.2.3 *	Form of Executive Loan Agreement (filed with the Company’s Fiscal 1997 Second Quarter Report on Form 10-Q)
10.3 *	Parkersburg Distribution Center Operating Lease (filed with the Company’s Fiscal 1998 First Quarter Report on Form 10-Q)

10.3.1 *	Three-year Employee Retention Compensation Agreements (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
16.1 *	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)
23 *	Consent of Independent Auditors (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)
24.1 *	Power of Attorney (included on the signature page to S-1, file No. 333-16651)
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99 *	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

*	Previously filed

b.	Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended August 2, 2003 and two reports on Form 8-K subsequent to the quarter ended August 2, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On
May 28, 2003	On May 28, 2003, the Company issued a press release reporting its financial results for its fiscal quarter ended May 3, 2003. A copy of that press release was furnished with the SEC in accordance with SEC Release No. 2003-41.

August 4, 2003	The Company announced that its Board of Directors declared a 50% stock dividend, having the effect of a 3-for-2 stock split on its issued common stock, par value $0.01 per share. Shareholders of record as of the close of business on August 18, 2003, received one share of common stock for every two shares they owned on that date. The new shares were distributed on September 9, 2003.

August 27, 2003	On August 27, 2003, the Company issued a press release reporting its financial results for its fiscal quarter ended August 2, 2003. A copy of that press release was furnished with the SEC in accordance with SEC Release No. 2003-41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of September, 2003.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer