Form 10-Q
period 2003-11-01
COLDWATER CREEK INC
filed 2003-12-16
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 1, 2003

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 2, 2003
Common Stock ($.01 par value)	24,159,694

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	November 1, 2003	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,682	$26,630
Receivables	18,952	6,112
Inventories	78,730	59,686
Prepaid and other	6,136	4,409
Prepaid and deferred catalog costs	11,130	7,133
Deferred income taxes	—	1,915

Total current assets	132,630	105,885
Property and equipment, net	93,003	81,214
Other	508	548

Total assets	$226,141	$187,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	64,982	44,599
Accrued liabilities	24,108	20,271
Income taxes payable	—	3,650

Total current liabilities	89,090	68,520
Deferred income taxes	4,583	1,631
Deferred rents	19,155	11,533

Total liabilities	112,828	81,684

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 24,155,575 and 24,173,117 shares issued, respectively	242	242
Additional paid-in capital	47,827	51,286
Treasury shares, at cost, 0 and 209,100 shares, respectively	—	(4,715)
Retained earnings	65,244	59,150

Total stockholders’ equity	113,313	105,963

Total liabilities and stockholders’ equity	$226,141	$187,647

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Statements of Operations:
Net sales	$138,152	$128,830	$350,010	$327,215
Cost of sales	81,214	73,639	213,273	191,674

Gross profit	56,938	55,191	136,737	135,541
Selling, general and administrative expenses	47,993	47,299	126,874	128,721

Income from operations	8,945	7,892	9,863	6,820
Interest, net, and other	(14)	(99)	(126)	(46)

Income before income taxes	8,931	7,793	9,737	6,774
Income tax provision	3,328	2,961	3,643	2,663

Net income	$5,603	$4,832	$6,094	$4,111

Net income per share - Basic	$0.23	$0.20	$0.25	$0.17

Weighted average shares outstanding - Basic	24,129	23,929	24,044	23,832
Net income per share - Diluted	$0.23	$0.20	$0.25	$0.17

Weighted average shares outstanding - Diluted	24,553	24,011	24,309	24,056

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	November 1, 2003	November 2, 2002
OPERATING ACTIVITIES:
Net income	$6,094	$4,111
Non cash items:
Depreciation and amortization	12,478	11,330
Deferred rent amortization	(860)	(246)
Deferred income taxes	4,890	924
Tax benefit from exercises of stock options	271	281
Other	66	389
Net change in current assets and liabilities:
Receivables	(12,840)	800
Inventories	(19,044)	(21,622)
Prepaid and other	(1,470)	(561)
Prepaid and deferred catalog costs	(3,997)	(11,082)
Accounts payable	20,383	22,731
Accrued liabilities	1,298	4,317
Current income taxes	(3,650)	263
Deferred rents	9,668	4,383

Net cash provided by operating activities	13,287	16,018

INVESTING ACTIVITIES:
Purchase of property and equipment	(22,762)	(17,250)
Repayments of executive loans	200	437

Net cash used in investing activities	(22,562)	(16,813)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	844	905
Other financing costs	(517)	(53)

Net cash provided by financing activities	327	852

Net (decrease) increase in cash and cash equivalents	(8,948)	57
Cash and cash equivalents, beginning	26,630	1,364

Cash and cash equivalents, ending	$17,682	$1,421

NON-CASH FINANCING ACTIVITIES
Issuance of shares under employee stock purchase plan	$141	$—
Retirement of treasury shares	4,715	—

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for income taxes	$9,526	$977

The accompanying notes are an integral part of these financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Interim Consolidated Financial Statements

Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-sales channel, specialty retailer of women’s apparel, accessories, jewelry and gift items. The Company operates in two reportable segments, Retail and Direct. The Company’s Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company’s Direct Segment consists of its catalog and Internet-based e-commerce businesses.

The Company has three wholly-owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenues or expenses. The third subsidiary, Aspenwood Advertising, Inc., produces, designs and distributes catalogs and other advertising materials used in Coldwater Creek’s business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year begins. Historically, the Company’s fiscal year ended on the Saturday nearest February 28. However, on December 16, 2002, the Company’s board of directors approved a change in the Company’s fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective in 2003. The last day of fiscal year 2002, therefore, was February 1, 2003.

The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. References to nine-month periods, or to fiscal first nine months, refer to the 39 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

The Company’s interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

The Company’s consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

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

Reclassifications and Stock Dividends

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

During the fiscal 2003 first quarter, the Company reclassified its outlet store business and revenue from phone and Internet orders that originate in retail stores from its Direct Segment to its Retail Segment. The Company made these reclassifications to reflect the manner in which its segments are currently managed. The Company has reclassified prior period financial statements on a consistent basis for all periods presented. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on December 19, 2002 and August 4, 2003.

Prepaid and Deferred Catalog Costs

Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs and are amortized into selling, general and administrative (“SG&A”) expenses over the expected sales realization cycle, typically several weeks. For the fiscal 2003 and fiscal 2002 third quarters, the Company’s consolidated SG&A expenses include amortized catalog costs of $17.2 million and $20.8 million, respectively. For the fiscal 2003 and fiscal 2002 first nine months, the Company’s consolidated SG&A expenses include amortized catalog costs of $45.6 million and $54.2 million, respectively.

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

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Net Income:
As reported	$5,603	$4,832	$6,094	$4,111
Impact of applying SFAS 123	(205)	(212)	(581)	(611)

Pro forma	$5,398	$4,620	$5,513	$(3,500)

Net income per share:
As reported - Basic	$0.23	$0.20	$0.25	$0.17
Pro forma - Basic	0.22	0.19	0.23	0.14
As reported - Diluted	$0.23	$0.20	$0.25	$0.17
Pro forma - Diluted	0.22	0.19	0.23	0.14

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each option granted during the third quarters and first nine months of fiscal 2003 and fiscal 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Risk free interest rate	2.8%	2.8%	2.5%	3.7%
Expected volatility	79.3%	85.3%	78.8%	86.6%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted SFAS No. 143, effective February 2, 2003 for our fiscal 2003 consolidated financial statements with no material impact.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides for a single accounting model for assets to be disposed of, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 for our fiscal 2003 consolidated financial statements with no material impact.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We would be impacted by SFAS No. 146 only if we were to commit to a plan for an exit or disposal activity. Currently, we have not committed to a plan for an exit or disposal activity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, we adopted the disclosure requirements of SFAS No. 148. However, at this time, we do not intend to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after December 15, 2003. We have evaluated the provisions of FIN 46 and believe that this interpretation will have no material effect on our consolidated financial statements.

2.	Receivables

Receivables consist of the following:

	November 1, 2003	February 1, 2003
	(in thousands)
Trade	$7,395	$4,469
Tenant improvement	4,460	1,031
Customer list rental	780	549
Federal income tax refund	5,728	—
Other	589	63

	$18,952	$6,112

The Company evaluates the credit risk associated with its receivables. At November 1, 2003 and February 1, 2003, no allowance for doubtful receivables was deemed necessary.

3.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 1, 2003	February 1, 2003
	(in thousands)
Accrued sales returns	$4,952	$4,521
Accrued payroll, related taxes and benefits	6,303	5,077
Sales and use taxes	4,950	2,890
Gift certificate liability	3,573	4,711
Current portion of tenant allowance	2,537	1,352
Other	1,793	1,720

	$24,108	$20,271

4.	Executive Loan Program

Before the Sarbanes-Oxley Act of 2002 (the “Act”) was passed, the Company maintained an Executive Loan Program. Under this plan the Company made secured long-term loans to key executives other than the Company’s founders, Dennis Pence and Ann Pence. Our Chief Executive Officer, President and Chief Financial Officer do not have loans under this program. The Company made these loans at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors’ Compensation Committee. Each loan:

•	is secured by the executive’s personal net assets, including all vested stock options in the Company;

•	bears interest at three percent per year; and

•	becomes due and payable on the earlier of:

•	the date ten days before the date on which the vested stock options expire; or

•	90 days from the date on which the executive’s employment with the Company terminates for any reason.

Outstanding loans were $0.3 million at November 1, 2003 and $0.5 million at February 1, 2003. These loan amounts are included in the Company’s Other Asset account on its balance sheet. None of the loans outstanding prior to passing of the Act have had any of their terms modified.

5.	Deferred Compensation Program

During fiscal 2001, 2002 and 2003, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools that, in aggregate, currently total $3.4 million. This amount includes two compensation agreements, totaling $0.2 million, authorized subsequent to November 1, 2003. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense over the retention periods based on the assumption that the performance criteria specified in the agreements will be met. The total compensation, dates to be paid and retention periods are summarized as follows:

Description	Amount	Dates to be paid (1)
Five executive employees	$2,325,000	Sep-05
		Apr-06

Ten non-executive employees	805,000	Oct-05
		Apr-06
		Jul-07
Authorized subsequent to November 1, 2003:

One executive employee	$150,000	Feb-07

One non-executive employee	75,000	Feb-07

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

6.	Arrangements with Principal Shareholders

In fiscal 2001, the Company did not meet its financial goals. In response, the Company’s principal shareholders, Dennis Pence and Ann Pence, declined to accept any salaries from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by accounting principles generally accepted in the United States of America, the Company imputed on a straight-line basis into its consolidated SG&A expenses the fair market value of salaries for Dennis Pence and Ann Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During the third quarter of fiscal 2002, approximately $39,000 was imputed into the Company’s consolidated SG&A expenses. During the first nine months of fiscal 2002, approximately $228,000 was imputed into the Company’s consolidated SG&A expenses.

Dennis Pence and Ann Pence personally participate in a jet timeshare program. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses them for:

•	a usage based pro rata portion of the financing costs;

•	a usage based pro rata portion of monthly maintenance fees; and

•	actual hourly usage fees.

Aggregate expense reimbursements totaled $303,000 and $91,000 for the third quarters of fiscal 2003 and 2002, respectively. Aggregate expense reimbursements totaled $643,000 and $645,000 for the first nine months of fiscal 2003 and 2002, respectively.

On June 14, 2003, the Company’s Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company’s Chairman and Chief Executive Officer is the founder and a Board member of the Morning Light Foundation, Inc.

7.	Revolving Line of Credit

On March 5, 2003, the Company entered into a credit agreement (the “Agreement”) with a consortium of banks that provides it with a $60.0 million unsecured revolving line of credit. This line of credit has a $20.0 million sub-limit for letters of credit, a $5.0 million sub-limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the Agreement is the London InterBank Offered Rate and is adjusted based on the Company’s leverage ratio.

The Agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The Agreement has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, the company incurred $0.5 million in financing costs associated with obtaining its new credit facility.

The Company had $0.8 million and $0.7 in outstanding letters of credit for merchandise purchases at November 1, 2003 and February 1, 2003, respectively.

8.	Net Income Per Share

The following is a reconciliation of net income (numerator) and the number of common shares (denominator) used in the computations of net income per basic and diluted common share (in thousands except for per share data):

	Three months ended		Nine months ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Net income	$5,603	$4,832	$6,094	$4,111

Shares used to determine net income per basic share (1)	24,129	23,929	24,044	23,832

Net effect of dilutive stock options (1) (2)	424	82	265	224

Shares used to determine net income per diluted share (1)	24,553	24,011	24,309	24,056

Earnings Per Share
Basic	$0.23	$0.20	$0.25	$0.17
Diluted	$0.23	$0.20	$0.25	$0.17

(1)	The common shares outstanding, dilutive and anti-dilutive share amounts reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002 and August 4, 2003.

(2)	Anti-dilutive stock options excluded from the above computations for the three months ended November 1, 2003 and November 2, 2002 were 366 and 1,465, respectively. Anti-dilutive stock options excluded from the above computations for the nine months ended November 1, 2003 and November 2, 2002 were 666 and 1,005, respectively.

9.	Retirement of Treasury Shares

On March 31, 2001, the Company’s Board of Directors authorized the Company to repurchase from the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.53 per share. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s board of directors on December 19, 2002 and August 4, 2003. On July 25, 2003, the Company retired the 209,100 shares held in treasury. We currently do not anticipate any additional share repurchases.

10.	Commitments

The Company leases its Distribution Center located in Mineral Wells, West Virginia, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”). The Company incurred aggregate rent expense under its operating leases of $5,173,000 and $4,334,000 for the third quarters of fiscal 2003 and fiscal 2002, respectively. The Company incurred aggregate rent expense under its operating leases of $14,769,000 and $11,818,000 for the first nine months of fiscal 2003 and fiscal 2002, respectively. The Company incurred contingent rent expense of $70,000 and $75,000 for the third quarters of fiscal 2003 and fiscal 2002. The Company incurred contingent rent expense of $107,000 and $93,000 for the first nine months of fiscal 2003 and fiscal 2002, respectively.

As of November 1, 2003, the Company’s minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	$4,660
Fiscal 2004	20,035
Fiscal 2005	20,982
Fiscal 2006	20,886
Fiscal 2007	20,326
Fiscal 2008 (first nine months)	14,409
Thereafter	87,099

Total	$188,397

Additionally, the Company had inventory purchase commitments of approximately $85.4 and $82.4 million at November 1, 2003 and November 2, 2002, respectively.

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

The Company’s executive management, being its chief operating decision makers, work together to allocate resources to and assess the performance of the Company’s business. The Company’s executive management manages the Company as two distinct operating segments, Direct and Retail. Although offering customers substantially similar merchandise, the Company’s Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

Beginning in the fiscal 2003 first quarter, the Company reclassified its outlet store business and phone and Internet orders that originate in retail stores from its Direct Segment to its Retail Segment. The Company made these reclassifications to reflect the manner in which its segments are currently managed. The Company has reclassified prior period financial statements on a consistent basis for all periods presented. These reclassifications had no impact on the Company’s consolidated net sales, net income, retained earnings or cash flows for any period.

The Company’s executive management assesses the performance of each operating segment based on an “operating contribution” measure, which is defined as net sales less merchandise acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, inventory planning and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

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

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Net sales (1):
Direct	$83,830	$91,600	$221,786	$237,525
Retail	54,322	37,230	128,224	89,690

Consolidated net sales	$138,152	$128,830	$350,010	$327,215

Operating contribution:
Direct	$13,208	$16,477	$33,274	$39,576
Retail	9,262	4,642	13,512	4,396

Total operating contribution	22,470	21,119	46,786	43,972
Corporate and other	(13,525)	(13,227)	(36,923)	(37,152)

Consolidated income from operations	$8,945	$7,892	$9,863	$6,820

Depreciation and amortization:
Direct	$378	$571	$1,320	$1,828
Retail	2,128	1,548	5,891	4,596
Corporate and other	1,738	1,630	5,267	4,906

Consolidated depreciation and amortization	$4,244	$3,749	$12,478	$11,330

Total assets:
Direct			$51,231	$73,569
Retail			103,271	83,267
Corporate and other assets			71,639	45,569

Consolidated total assets			$226,141	$202,405

Capital expenditures:
Direct	$223	$66	$1,793	$441
Retail	9,403	4,520	18,273	14,592
Corporate and other	1,042	669	2,696	2,217

Consolidated capital expenditures	$10,668	$5,255	$22,762	$17,250

(1)	There have been no inter-segment sales during the reported periods.

13.	Subsequent Event

On December 4, 2003, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 2.5 million shares of its common stock to the public. This registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,”, “could”, “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Form 10-Q Quarterly Report and in our current report on Form 8-K filed with the United States Securities and Exchange Commission on December 4, 2003. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introduction to Management’s Discussion & Analysis of Financial Condition and Results of Operations

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying consolidated financial statements and their related notes.

When we refer to a fiscal year, we mean the calendar year in which the fiscal year begins. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective February 1, 2003. Accordingly, our 2002 fiscal year consisted of an 11-month transition period. We made this decision to align our financial reporting schedule with the majority of other national retail companies.

We currently operate in two reportable segments, our direct segment and our retail segment. Beginning in the quarter ended May 3, 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We made these reclassifications to reflect the manner in which our segments are currently managed. We have reclassified prior period financial statements on a consistent basis for all periods presented. These reclassifications had no impact on our consolidated net sales, net income, retained earnings or cash flows for any period.

Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in this prospectus and the financial statements included herein reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. These stock dividends have the combined effect of a 2.25-for-1 stock split.

Coldwater Creek Profile

Coldwater Creek is a multi-channel, specialty retailer of women’s apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 30 and 60, with household incomes in excess of $50,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the nine months ended November 1, 2003, we mailed 92.1 million catalogs. We launched our full-scale e-commerce website, www.coldwatercreek.com, in 1999 to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. We currently have a database of over 2.0 million e-mail addresses to which we regularly send customized e-mails.

Our retail channel is our fastest growing sales channel and represented 36.6% of our total net sales in the nine months ended November 1, 2003. We expect our retail business to be the key driver of our growth strategy. As of November 1, 2003, we operated 63 full-line retail stores, 22 of which were opened in fiscal 2003, as well as two resort stores and 17 merchandise clearance outlet stores in 51 markets. We opened three additional stores in November 2003 and currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005. Over the past four years, we have been refining our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

•	testing and developing a scaleable retail store model for national rollout;

•	deepening the management team, particularly in our retail segment, by hiring key members of management with extensive retail experience;

•	focusing our merchandise offering by refining our product assortment and increasing our investment in key items; and

•	integrating our retail and direct merchandise planning and inventory management functions to maintain fashion continuity and brand integrity across all channels.

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $221.8 million in net sales, or approximately 63.4% of our total net sales, for the nine months ended November 1, 2003. As we continue to rollout our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity and an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

Our Catalogs

For the nine months ended November 1, 2003, our catalog business generated $123.1 million in net sales, or 35.2% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. In November 2003, we announced our intention to combine our two smaller catalogs, Spirit and Elements, and to re-introduce the combined catalog under the Spirit title in January 2004. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they increasingly produce lower response rates and contribute fewer sales than mailings to active customers. In fiscal 2003, we plan to mail 119.0 million catalogs, down 35.2% from our peak mailings of 183.6 million catalogs in 2000. We expect to continue to reduce our catalog circulation, particularly to prospective customers, until we have reached what we believe to be optimal levels.

E-commerce Website

We launched our full-scale e-commerce website, www.coldwatercreek.com, in July of 1999 to offer a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the nine months ended November 1, 2003, online net sales were $98.6 million and represented 28.2% of total net sales. As of November 1, 2003, we had over 2.0 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website. These “affiliate” websites accounted for approximately $5.2 million in sales during the fiscal 2003 third quarter. This “affiliate” program serves as an effective tool in prospecting for new customers.

Retail Segment Operations

Our retail segment includes our full-line retail stores, resort stores and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $128.2 million in net sales, or 36.6% of total net sales, for the nine months ended November 1, 2003.

Full-Line Stores

We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005 and believe there is an opportunity to grow to 400 to 500 stores in up to 275 identified markets nationwide.

Our core new store model, which we introduced in the second half of 2002, consists of 5,000 to 6,000 square foot stores. These stores reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design and have reduced our initial capital investment per store compared to previously opened stores. This model assumes an average initial net investment per store of approximately $560,000 and anticipates net sales per square foot of approximately $500 in the third year of operations. For the 12 months ended November 1, 2003, our 37 full-line stores that had been open at least 13 months averaged 7,269 square feet and net sales per square foot of $467. Most of these stores have been open for one to two years.

We are also testing a smaller store model of 3,000 to 4,000 square foot stores. We have designed these stores to access smaller markets and to increase our presence in larger metropolitan markets. This model assumes an average initial net investment per store of approximately $400,000 and anticipates net sales per square foot of approximately $600 in the third year of operations. We currently have six stores open in this model, none of which has been open for a full year.

Resort Stores

We operate two resort stores in Sandpoint, Idaho and Jackson Hole, Wyoming. We currently do not plan to open any additional resort stores.

Outlet Stores

We operate 17 outlet stores where we sell excess inventory. We plan to open an additional five outlet stores in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them.

Fiscal 2003 Third Quarter Overview

During the fiscal 2003 third quarter, we continued building and refining our multi-channel selling strategy. We opened 15 full-line retail stores during the fiscal 2003 third quarter. We also made the strategic decision to mail 3.0 million more catalogs in the fiscal 2003 third quarter than we did in the same period a year ago. However, the mailing of our first holiday book, which totaled approximately 11.0 million catalogs, was timed to arrive in home during the final three days of the third quarter. In fiscal 2002, we mailed our first holiday catalog in the three-month period ended February 1, 2003. Please refer to “Results of Operations—Comparison of the Three- and Nine-Month Periods Ended November 1, 2003 with the Three- and Nine-Month Periods Ended November 2, 2002 - Consolidated Results of Operations” for further details.

Our consolidated net sales increased $9.3 million, or 7.2%, to $138.2 million in the three months ended November 1, 2003 from $128.8 million in the three months ended November 2, 2002. This increase was primarily due to the addition of 25 full-line retail stores since the end of the fiscal 2002 third quarter and positive customer response to our merchandise in the store setting. These positive impacts were partially offset by a decrease in direct segment revenues.

You are encouraged to fully read the following discussions which analyze our fiscal 2003 third quarter and year-to-date consolidated results of operations, liquidity and capital resources, as well as our individual operating segment results.

Results of Operations

Comparison of the Three- and Nine-Month Periods Ended November 1, 2003 with the Three- and Nine Month Periods Ended November 2, 2002:

The following table shows our consolidated statements of operations (in thousands) and our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
					Change
	Nov. 1, 2003%		Nov. 2, 2002%		$	%
Statements of Operations:
Net sales	$138,152	100.0%	$128,830	100.0%	$9,322	7.2%
Cost of sales (1)	81,214	58.8%	73,639	57.2%	7,575	10.3%

Gross profit	56,938	41.2%	55,191	42.8%	1,747	3.2%
Selling, general and admin. expenses	47,993	34.7%	47,299	36.7%	694	1.5%

Income from operations	8,945	6.5%	7,892	6.1%	1,053	13.3%
Interest, net, and other	(14)	0.0%	(99)	-0.1%	85	-85.9%

Income before income taxes	8,931	6.5%	7,793	6.0%	1,138	14.6%
Income tax provision	3,328	2.4%	2,961	2.3%	367	12.4%

Net income	$5,603	4.1%	$4,832	3.8%	$771	16.0%

	Nine Months Ended
					Change
	Nov. 1, 2003%		Nov. 2, 2002%		$	%
Statements of Operations:
Net sales	$350,010	100.0%	$327,215	100.0%	$22,795	7.0%
Cost of sales (1)	213,273	60.9%	191,674	58.6%	21,599	11.3%

Gross profit	136,737	39.1%	135,541	41.4%	1,196	0.9%
Selling, general and admin. expenses	126,874	36.3%	128,721	39.3%	(1,847)	-1.4%

Income from operations	9,863	2.8%	6,820	2.1%	3,043	44.6%
Interest, net, and other	(126)	0.0%	(46)	0.0%	(80)	173.9%

Income before income taxes	9,737	2.8%	6,774	2.1%	2,963	43.7%
Income tax provision	3,643	1.0%	2,663	0.8%	980	36.8%

Net income	$6,094	1.7%	$4,111	1.3%	$1,983	48.2%

(1)	– We classify store occupancy and certain other distribution center costs as a cost of sales.

Consolidated Results of Operations

Our consolidated net sales in the fiscal 2003 third quarter and first nine months increased primarily from our retail expansion, increased clearance sales and, to a lesser extent, improved full-line retail store performance. These increases were partially offset by decreased net sales from our full-price catalog and e-commerce businesses. Please refer to our discussions titled “Three- and Nine-Month Operating Segment Results” below for further details.

Our consolidated gross profit dollars for the fiscal 2003 third quarter and first nine months increased primarily due to the increase in our consolidated net sales. Our consolidated gross profit rate for the fiscal 2003 third quarter and first nine months decreased primarily from diminished merchandise margins on full-price sales from our catalog and e-commerce businesses and, to a lesser extent, increased clearance sales. Our clearance sales increased $1.9 million, or 10.8%, in the three months ended November 1, 2003 from the three months ended November 2, 2002. Our clearance sales increased $10.6 million, or 25.4%, in the first nine months of fiscal 2003 from the same period last year. The merchandise margins in our full-price catalog and e-commerce businesses were negatively impacted by promotional campaigns designed to reactivate customers and to increase the average units per order.

These negative impacts were partially offset by improved leveraging of full-line retail store occupancy costs and, to a lesser extent, by improved merchandise margins on full-price sales from our retail segment and by lower-than-anticipated direct segment sales returns. We believe that the merchandise margins on full-price sales in our retail segment improved due to a strategic decision to reduce the number of days our retail store merchandise is discounted before it is moved to our outlet stores. We were able to leverage our retail store occupancy costs primarily due to improved net sales at our retail stores.

Additionally, we recognized $0.2 million of vendor rebates during the three months ended November 1, 2003 versus $1.1 million in the three months ended November 2, 2002. We recognized $1.5 million of vendor rebates during the first nine months of fiscal 2003 versus $1.1 million in the first nine months of fiscal 2002. These rebates were credited to cost of sales as the related merchandise was sold.

We increased our catalog mailings by 3.0 million, or 7.6%, to 42.7 million in the three months ended November 1, 2003 from 39.7 million in the three months ended November 2, 2002. We decreased our catalog mailings by 4.6 million, or 4.8%, to 92.1 million in the first nine months of fiscal 2003 from 96.7 million in the first nine months of fiscal 2002. The number of catalogs mailed in the three- and nine-month periods ended November 1, 2003, includes our first holiday catalog of the year, which totaled approximately 11.0 million catalogs, and which was timed to arrive in homes during the final three days of the third quarter. The revenues and costs associated with this catalog mailing will, for the most part, be recognized in the fiscal 2003 fourth quarter. In the prior year, this same catalog was sent in the three months ended February 1, 2003. Excluding the 11.0 million holiday catalogs, we mailed approximately 8.0 million, or 20.0%, fewer catalogs in the three months ended November 1, 2003 than in the three months ended November 2, 2002 and approximately 15.7 million, or 16.2%, fewer catalogs in the fiscal 2003 first nine months than in the nine months ended November 2, 2002. This positively impacted our consolidated selling, general and administrative (“SG&A”) expenses in both the fiscal 2003 third quarter and first nine months. Additionally, we mailed more catalogs to our house file relative to the total catalog mailings in the fiscal 2003 third quarter compared with the three months ended November 2, 2002. We generally realize better response rates to our house file mailings than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings.

Partially offsetting these positive impacts were increased personnel costs associated with our retail expansion and, to a lesser extent, an accrual of approximately $1.4 million (pre-tax) for expected sales tax liabilities. The personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. The majority of the $1.4 million (pre-tax) sales tax accrual resulted from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as the GST. Canada allows refunds for GST paid by retailers, as it imposes a value-added tax that is collected from the consumer or user of the goods and services purchased. During the the fiscal 2003 third quarter, we discovered we included Canadian provincial sales tax in our GST refund claims. The provincial sales taxes we were including are not refundable. Since discovering this, we have properly filed our current GST refund claims and we have accrued the amount of taxes we estimate we will need to pay back to Canada. Also, we accrued for sales taxes we estimate are payable to certain counties in one state in which we have a retail presence but did not collect sufficient sales taxes from our customers. This accrual is included in the $1.4 million (pre-tax) amount.

Our proprietary list of customer names on our mailing list grew to 14.9 million names at November 1, 2003 from 14.0 million names at February 1, 2003. Also, our proprietary e-mail address database consisted of 2.1 million names at November 1, 2003 compared with 1.8 million names at February 1, 2003. Our active customers declined slightly to 2.6 million at November 1, 2003 from 2.7 million at February 1, 2003. Our active customers are those customers who have purchased merchandise from us through any of our three sales channels during the preceding 12 months. Active customers do not include retail customers who have not provided identifying information to us.

Our effective income tax rate was 37.3% in the three months ended November 1, 2003 compared with 38.0% in the three months ended November 2, 2002. Our effective income tax rate was 37.4% in the first nine months of fiscal 2003 compared with 39.3% in the first nine months of fiscal 2002. The current year’s rate for both the fiscal 2003 third quarter and first nine months was lower because we reversed an accrual for approximately $0.2 million related to certain income taxes. Also, the rate for the fiscal 2002 first nine months was higher than the rate for the fiscal 2003 first nine months because it included the impact of the non-deductibility for tax purposes of the imputed salaries for Dennis Pence and Ann Pence. Please see Note 6 – “Arrangements with Principal Shareholders” to our accompanying consolidated financial statements for further details.

Three- and Nine-Month Operating Segment Results

The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
							Change
	Nov. 1, 2003	% of Direct	% of Total	Nov. 2, 2002	% of Direct	% of Total	$	%
Catalog	$44,749	53.4%	32.4%	$52,232	57.0%	40.5%	$(7,483)	-14.3%
Internet	39,081	46.6%	28.3%	39,368	43.0%	30.6%	(287)	-0.7%

Direct	83,830	100.0%	60.7%	91,600	100.0%	71.1%	(7,770)	-8.5%

Retail	54,322		39.3%	37,230		28.9%	17,092	45.9%

Total	$138,152		100.0%	$128,830		100.0%	$9,322	7.2%

	Nine Months Ended
							Change
	Nov. 1, 2003	% of Direct	% of Total	Nov. 2, 2002	% of Direct	% of Total	$	%
Catalog	$123,138	55.5%	35.2%	$133,881	56.4%	40.9%	$(10,743)	-8.0%
Internet	98,648	44.5%	28.2%	103,644	43.6%	31.7%	(4,996)	-4.8%

Direct	221,786	100.0%	63.4%	237,525	100.0%	72.6%	(15,739)	-6.6%

Retail	128,224		36.6%	89,690		27.4%	38,534	43.0%

Total	$350,010		100.0%	$327,215		100.0%	$22,795	7.0%

Our direct segment’s net sales decreased in both fiscal 2003 periods primarily due to our decision to mail approximately 8.0 million or 20.0% fewer catalogs in the fiscal 2003 third quarter and approximately 15.7 million, or 16.2%, fewer catalogs in the fiscal 2003 first nine months, excluding the 11.0 million catalogs sent to arrive in homes in the last three days of the fiscal 2003 third quarter. The revenues and costs associated with this catalog mailing will, for the most part, be recognized in the fiscal 2003 fourth quarter. Also, we believe that our direct segment has been adversely impacted by a continuing softness in the direct mail business.

We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due a higher percentage of mailings to our existing customers. We believe that our e-commerce business’s net sales were not as severely impacted by the decrease in catalog mailings primarily due to our continued efforts to promote the migration of our customers from our catalogs to our web site. For example, we continued to participate in a net sales commission-based “affiliate” website program in which numerous popular search engines and consumer and charitable web sites provide hotlink access to our web site.

The increase in our retail segment net sales for the three- and nine-month periods in fiscal 2003 primarily reflects incremental sales from the addition of 25 full-line retail stores and five outlet stores since November 2, 2002.

Our direct segment’s operating contribution for the three months ended November 1, 2003 was $13.2 million compared with $16.5 million for the three months ended November 2, 2002. Our direct segment’s operating contribution for the first nine months of fiscal 2003 was $33.3 million compared with $39.6 million for the nine months ended November 2, 2002. For both fiscal 2003 periods, we primarily attribute the decreases to diminished merchandise margins realized by our full-price catalog and e-commerce businesses. For the fiscal 2003 first nine months, increased clearance activity also contributed to the decrease in our direct segment’s operating contribution. Partially offsetting these impacts were lower-than-anticipated direct segment sales returns.

Our retail segment’s operating contribution for the three months ended November 1, 2003 was $9.3 million as compared with $4.6 million for the three months ended November 2, 2002. Our retail segment’s operating contribution for the first nine months of fiscal 2003 was $13.5 million as compared with 4.4 million for the the nine months ended November 2, 2002. We primarily attribute these increases to improved leveraging of full-line retail store occupancy costs and, to a lesser extent, to increased merchandise margins on our full-price retail sales. Partially offsetting these positive impacts were increased outlet store clearance activity and, to a lesser extent, increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits.

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following:

•	the composition, size and timing of our various merchandise offerings, including when we recognize related sales and costs;

•	the number and timing of our full-line retail store openings;

•	the timing of our catalog mailings and the number of catalogs we mail;

•	customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of our competitors and similar factors;

•	our ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	overall merchandise return rates, including the impact of actual or perceived service and quality issues;

•	market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

We alter the composition, magnitude and timing of our merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected. Due to our change in fiscal year end in fiscal 2002, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter and the December portion of the holiday season fell into our fiscal fourth quarter. Historically, our fiscal second quarter has generally not been profitable. We expect our results for the second quarter of fiscal 2004 to be consistent with our historical results.

Liquidity and Capital Resources

In recent fiscal years, we have financed our ongoing operations and growth initiatives primarily from cash flow generated by our operations and trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization and as our operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

On March 5, 2003, we entered into a credit agreement with a consortium of banks that provides us with a $60 million unsecured revolving line of credit. This line of credit has a $20.0 million sub-limit for letters of credit, a $5 million sub-limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the agreement is equal to the London InterBank Offered Rate and is adjusted based on our leverage ratio.

The agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The credit facility has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, we incurred $0.5 million in financing costs associated with obtaining our new credit facility. At November 1, 2003, we had $0.8 million in outstanding letters of credit under this agreement.

Our operating activities provided $13.3 million of cash flow in the first nine months of fiscal 2003, a decrease of $2.7 million from the $16.0 million generated during the first nine months of fiscal 2002. This decrease in our operating cash flows primarily reflects the negative cash flow effects of increased accounts receivable and decreased accrued liabilities. Partially offsetting these negative impacts were the positive cash flow effects of decreased prepaid and deferred catalog costs and increased deferred rents.

Our investing activities used $22.6 million and $16.8 million of cash during the first nine months of fiscal 2003 and 2002, respectively. Cash outlays in both periods were principally for capital expenditures. Our fiscal 2003 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for 22 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores, six new outlet stores and various corporate technology hardware and software additions and upgrades. Our fiscal 2002 year-to-date capital expenditures primarily reflected the cost of leasehold improvements for 11 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores, four new outlet stores and various corporate technology hardware and software additions and upgrades. Our year-to-date investing activities for fiscal 2003 and fiscal 2002 also reflect $0.2 and $0.4 million in repayments of loans from executives, respectively.

Our financing activities provided $0.3 million and $0.9 million of cash during the first nine months of fiscal 2003 and 2002, respectively. The fiscal 2003 year-to-date financing activities consisted of $0.5 million financing costs associated with our new credit facility offset by $0.8 million in net proceeds from exercises of stock options. The fiscal 2002 year-to-date financing activities consisted primarily $0.9 million in net proceeds from exercises of stock options.

We had $43.5 million in consolidated working capital at November 1, 2003 as compared with $37.4 million at February 1, 2003. Our consolidated current ratio was 1.5 at both November 1, 2003 and February 1, 2003. We had no outstanding short- or long-term bank debt at November 1, 2003 or February 1, 2003.

In each of fiscal 2004 and fiscal 2005, we currently plan to open 40 to 50 new retail stores and believe there is an opportunity to open 400 to 500 stores in up to 275 identified markets nationwide. The scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate between $4.0 million and $5.0 million in total capital expenditures for the remainder of fiscal 2003, primarily for leasehold improvements for new retail stores we plan to open in fiscal year 2004 and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital and, to the extent necessary, our bank credit facility.

Our core new store model of 5,000 to 6,000 square feet assumes an average initial net investment of $560,000 and anticipates sales per square foot of $500 in the third year of operations. Our smaller store model of 3,000 to 4,000 square feet assumes an average initial net investment of $400,000 and anticipates sales per square foot of $600 in the third year of operations.

On March 31, 2001, our Board of Directors authorized a stock repurchase program for up to 300,000 outstanding shares of our common stock. During fiscal 2001, we repurchased 209,100 shares of our common stock at an average market price of $22.53 per share, or $10.01 on a dividend-adjusted basis comparable with our current stock price. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. On July 25, 2003, we retired the 209,100 treasury shares. We currently do not anticipate any additional share repurchases.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and retail store rollout. However, we may be required to seek additional sources of funds for continued or accelerated growth and there can be no assurance that such funds will be available on satisfactory terms or at all. Failure to obtain such financing could delay or prevent our planned growth, which could adversely affect our business, financial position, results of operations and cash flows.

Future Outlook

Due to competition from discount retailers that has put downward pressure on retail prices for women’s apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue.

We expect our retail segment to be the key driver of our growth in the future. In the near term, we do not expect growth in our catalog business as we rollout our retail strategy, and we intend to further reduce our catalog circulation to maximize profitability and reduce costs. In particular, we expect to decrease mailings to prospective customers because they are increasingly less profitable than mailings to our active customers. As our retail business grows, we will add additional overhead. However, we expect our sales growth to outpace our addition of infrastructure. Consequently, we believe that, over time, our retail expansion will increase our overall profitability.

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

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. However, with respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on our subsequent consolidated results of operations.

•	Revenue recognition

•	Inventories

•	Catalog costs

During the first nine months of fiscal 2003, there were no changes in the above critical accounting policies.

Off-Balance Sheet Liabilities and Commitments

Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our Mineral Wells, West Virginia distribution and call center. All of our other operating leases pertain to our retail and outlet stores, our Coeur d’Alene call center and to various equipment and technology.

As of November 1, 2003, our minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

For the remainder of fiscal 2003	$4,660
Fiscal 2004	20,035
Fiscal 2005	20,982
Fiscal 2006	20,886
Fiscal 2007	20,326
Fiscal 2008 (first nine months)	14,409
Thereafter	87,099

Total	$188,397

Additionally, we had inventory purchase commitments of approximately $85.4 million and $82.4 million at November 1, 2003 and November 2, 2002, respectively.

See Note 10 – “Commitments” to our accompanying consolidated financial statements for further details.

Risk Factors

Our retail store rollout strategy is subject to a number of risks and uncertainties.

The key driver of our growth strategy is our retail store expansion. In the first nine months of fiscal 2003, our retail business accounted for 36.6% of total net sales. We began our retail expansion in 1999, and as of November 1, 2003, we had 63 full-line retail stores, 22 of which were opened in fiscal 2003, two resort stores and 17 merchandise clearance outlet stores. We opened an additional three full-line retail stores in November 2003 and currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Opening and operating retail stores presents a number of risks and challenges, many of which are beyond our control, including the following:

•	We face heavy competition for premium retail space, and if we encounter difficulty in identifying or securing these sites our expansion may be delayed;

•	We may encounter delays in negotiating site leases or be unable to obtain favorable lease terms for the retail store locations we identify;

•	We may experience construction delays and cost overruns in connection with the build-out of new stores;

•	Retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design, and information and management systems, and we must continue to make these investments to maintain our stores;

•	Customer response to merchandise offerings in our retail stores is difficult to predict, varies from region to region and is substantially dependent on our ability to select the right merchandise assortment, maintain appropriate inventory levels in our stores and creatively present merchandise in a way that is appealing to our customers;

•	We may be unable to hire and retain qualified retail sales and management personnel in the areas where our stores are located;

•	We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores;

•	The success of our individual stores may depend on the success of the shopping malls or lifestyle centers in which they are located;

•	The demographic and other marketing data we rely on in determining the location of our stores cannot predict future consumer preferences and buying trends with complete accuracy; and

•	We are subject to risks specific to apparel retailers, including changing economic conditions, consumer preferences and fashion trends, and weather patterns.

We have made numerous refinements in our retail store format since our first full-line store opening in 1999. Our retail model may undergo further refinements as we gain experience operating more stores. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks associated with this rapidly expanding portion of our business. Any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs could require us to write off significant costs. In addition, if our cash flow from operations together is insufficient to meet our future capital requirements, we will have to raise additional funds to continue our retail expansion. If adequate funds are not available, we may be required to reduce the number of new retail stores we open in the future, or to obtain funds through other arrangements that may only be available on unattractive terms, if at all.

Our direct business is subject to a number of uncertainties

In the first nine months of fiscal 2003, our direct business accounted for 63.4% of our net sales. As we rollout our retail stores, we will continue to use our direct business as a sales channel and to promote our full-line retail stores. Our direct business presents a number of risks and uncertainties, including the following:

•	We incur substantial costs associated with our catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Most of these costs are incurred prior to mailing. As a result, we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog;

•	A portion of our catalog mailings are to prospective customers. These mailings involve risks not present in mailings to our existing customers, including lower and less predictable response rates. Additionally, it has become more difficult for us and other direct retailers to obtain quality prospecting mailing lists, which may limit our ability to maintain the size of our active catalog customer list;

•	We generally locate our retail stores in areas that have high concentrations of existing direct customers. As a result, competition from these stores may result in fewer catalog and e-commerce sales as we open more retail stores;

•	Increases in U.S. Postal Service rates and the cost of paper could significantly increase our catalog production costs and result in lower profits for our catalog business to the extent we are unable to pass these costs onto our customers or implement more cost effective printing, mailing or distribution systems;

•	The timely mailing of our catalogs is critical to the success of our direct business and requires the involvement of many different groups within our organization as well as outside vendors. Any delay in mailing a catalog could cause customers to forego or defer purchases from us;

•	Response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected by factors beyond our control such as changing consumer preferences, willingness to purchase goods through catalogs, weak economic conditions and uncertainty, and unseasonable weather in key geographic markets;

•	Our e-commerce business is vulnerable to buying trends related to Internet usage and other risks associated with Internet usage, including consumer privacy concerns, changes in applicable federal and state regulation and security breaches;

•	Some Internet service providers and businesses have installed or may install software filters that may inhibit our ability to send e-mail messages to our customers; and

•	Any failures in our website network infrastructure or the systems of third parties could result in a reduction in our net sales as well as increased administrative and order processing costs.

Any one or more of these factors could result in lower-than-expected full-price sales and higher-than-expected clearance sales at substantially reduced margins. These factors could also result in increased cost, increased merchandise returns, slower turning or obsolete inventories, inventory write-downs and working capital constraints. Because our direct segment accounts for a significant portion of total net sales, any performance shortcomings experienced by our direct business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

We may be unable to manage expanding operations and the complexities of our multi-channel strategy

During the past few years, with the implementation of our multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted in increased demands on our managerial, operational and administrative resources and has forced us to develop new expertise. For example, as a result of opening retail stores in numerous jurisdictions, we are required to deal with an increasing number of state and local tax authorities with respect to all of our channels. We also face new risks and uncertainties, such as the possibility that some of our direct customers may shift to our retail segment as we open more stores, which may cause our direct sales to decline. In order to manage currently anticipated levels of future demand, we will be required to continue, among other things, to:

•	improve and integrate our management information systems and controls, including installing and integrating a new inventory management system;

•	expand our distribution capabilities;

•	attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees; and

•	obtain sufficient manufacturing capacity from vendors to produce our merchandise on a timely basis.

Our continued growth could strain our management, financial, merchandising, marketing, distribution and other resources. Any failure to manage growth effectively could harm our financial condition, results of operations and cash flows.

We may be unable to anticipate changing customer preferences and to respond in a timely manner by adjusting our merchandise offerings, which could result in lower sales

Our future success will depend on our ability to continually identify and offer new merchandise that appeal to our customer base. Consumer preferences cannot be predicted with certainty, as they continually change. On average, we begin the design process for our apparel nine to ten months before merchandise is available to our customers, and we typically begin to make purchase commitments four to six months in advance. These lead times make it difficult for us to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments we might make in anticipating customer preferences. Consequently, if we misjudge our customers’ merchandise preferences or purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise

Our direct business depends largely on our ability to fulfill orders on a timely basis, and our direct and retail businesses largely depend on our ability to keep appropriate levels of inventory in our distribution center and our stores. As we grow our retail business, we may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce our merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, we may experience delays in filling customer orders or delivering inventory to our stores until alternative supply arrangements are secured, which could result in lost sales and a decline in customer satisfaction. Furthermore, products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

Our increasing reliance on foreign vendors will subject us to a variety of risks and uncertainties

As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia, which will expose us to new and greater risks and uncertainties, including:

•	burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulation, and the availability of quotas, as well as credit assurances we are required to provide to foreign vendors in connection with our private label merchandise;

•	difficulty in identifying and supervising suppliers in foreign countries;

•	requirements that we make purchase commitments to foreign vendors earlier than required for domestic vendors, which may prevent us from using a portion of our working capital for other purposes;

•	declines in the relative value of the U.S. dollar to other foreign currencies, which could negatively affect the profitability and business prospects of one or more of our foreign vendors and their ability to provide merchandise to us at favorable prices, or at all; and

•	changing or uncertain economic conditions in foreign countries resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or transportation delays or interruptions.

In addition, in certain countries, political uncertainties or unrest, including work stoppages, foreign government regulations, wars and fears of war or political unrest, epidemics or other health risks or weather-related problems may disrupt the ability of foreign vendors to supply merchandise to us in a timely manner. The occurrence of any or all of these factors could substantially increase our costs to source merchandise through foreign vendors. Consequently, there is no assurance that we will be able to achieve any perceived cost savings. Furthermore, although we have fair labor agreements with all of our domestic importers, as we increase our direct imports, we will need to implement additional policies and procedures to ensure vendors comply with our standards. If one or more of our foreign vendors do not adhere to our quality assurance standards or our standards for conducting business (including, for example, fair labor standards and the prohibition on child labor), we could lose customer goodwill.

We may be unable to fill customer orders efficiently, which could harm customer satisfaction

Our ability to efficiently process and fill customer orders is critical to our business and is subject to a number of risks, many of which are beyond our control:

•	failures in the efficient and uninterrupted operation of our customer service call centers or our sole distribution center in Mineral Wells, West Virginia, including system failures caused by telecommunications systems providers and order volumes that exceed our present telephone or Internet system capabilities;

•	delays or failures in the performance of third parties, such as shipping companies and the U.S. postal and customs services, including delays associated with labor disputes, labor union activity, inclement weather, natural disasters, health epidemics and possible acts of terrorism; and

•	disruptions or slowdowns in our order processing or fulfillment systems resulting from the recently increased security measures implemented by U.S. customs, or from homeland security measures, telephone or Internet down times, system failures, computer viruses, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events.

These events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. Additionally, delays in shipping merchandise to our retail stores could cause us to lose sales if sufficient inventory is not available in stores at the time customers want to purchase the merchandise.

We may be unable to provide adequate levels of customer service, which could result in lost sales

We believe that our success to date has been largely based on our reputation for superior customer service, and any damage to our customer service reputation could result in reduced sales and harm our operating results. Our ability to provide superior customer service depends, among other things, on our ability to do the following:

•	maintain high call response rates in our call centers;

•	manage inventory levels to ensure merchandise is available in our stores in the most popular styles, colors and sizes;

•	ship merchandise purchased through our catalogs or over the Internet in a timely manner;

•	ensure adherence to our strict quality assurance standards by vendors as our merchandise volume requirements grow; and

•	hire and train qualified, friendly call center and retail store associates.

Our ability to do these things will be even more difficult as we open more geographically dispersed retail stores. Any failure on our part to successfully manage and perform these activities could harm customer service and reduce our net sales.

We have a liberal merchandise return policy, and we may experience a greater number of returns than we anticipate

As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix or consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed our allowances could materially adversely affect our financial condition, results of operations and cash flows.

Our quarterly results of operations fluctuate and are impacted by our ability to predict sales trends and by seasonal influences.

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as an annual basis, as a result of a number of factors, including, but not limited to, the following:

•	the composition, size and timing of our various merchandise offerings, including when we recognize related sales and costs;

•	the number and timing of our full-line retail store openings;

•	the timing of our catalog mailings and the number of catalogs we mail;

•	customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of our competitors and similar factors;

•	our ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	overall merchandise return rates, including the impact of actual or perceived service and quality issues;

•	market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, and the day of the week on which certain important holidays fall.

Our results continue to depend materially on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected.

We face substantial competition in the women’s apparel industry

The women’s apparel industry is highly competitive. Our competitors range from large, multi-channel retailers with catalog, e-commerce and retail store operations with more substantial financial, marketing and other resources than we have, to small, single-channel catalog, e-commerce and retail store companies. We also compete with national and regional department stores and discount retailers that offer women’s apparel and face competition from other more established retailers that may enter our market. Many of these competitors have greater brand recognition and substantially greater experience than we have selling women’s apparel and operating geographically dispersed stores. We may also face competition in the future from new or established retailers that offer comparable merchandise targeted to our core customers, potentially at lower prices. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. This price deflation may make it more difficult for us to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team

Our future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; and Dan Griesemer, Senior Vice President of Retail. The loss of any of these individuals or other key personnel could have a material adverse effect on our business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

Prior to joining our company, Melvin Dick, our Executive Vice President and Chief Financial Officer, served as the lead engagement partner for Arthur Andersen’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001, and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. The ongoing investigation of the WorldCom matter may require Mr. Dick’s attention, which may impair his ability to devote his full time and attention to our company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of our company.

Our business is subject to a number of external costs that we are unable to control

Our business is subject to a number of external costs that we are unable to control, including:

•	labor costs;

•	printing, paper and postage expenses;

•	shipping charges associated with distributing merchandise to our customers and our stores;

•	retail store facility rental and construction costs; and

•	inventory acquisition costs, including product costs.

Any increase in these or other external costs could adversely affect our operating results.

Economic uncertainty, which influences consumer spending, could reduce demand for our merchandise

Our merchandise is comprised primarily of discretionary items, and our business is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession or fear of recession, consumer debt, interest rates, consumer confidence in future economic or political conditions, and consumer perceptions of personal well-being and general security. These factors could result in lower demand for our products. Lower demand may cause us to move more full-price merchandise to clearance, which would reduce our gross margins and negatively impact our overall business, financial condition, results of operations and cash flows. Lower than anticipated sales or higher than anticipated costs could also adversely affect our liquidity (including compliance with our debt covenants) and, therefore, slow the pace of our retail expansion. We have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction.

Our sales tax collection policy may expose us to the risk that we may be assessed for unpaid taxes

Many states have attempted to require that out-of-state direct marketers and e-commerce retailers whose only contact with the taxing state are solicitations and delivery of purchased products through the mail or the Internet collect sales taxes on sales of products shipped to their residents. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree and we could be subject to assessments for uncollected sales taxes, as well as penalties and interest and demands for prospective collection of such taxes. Furthermore, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if we are otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response and could have a material adverse effect on our financial position, results of operations and cash flows. In addition, as we open more retail stores, our tax collection obligations will increase significantly and complying with the greater number of state and local tax regulations to which we will be subject may strain our resources.

We are exposed to potential consumer litigation as a provider of consumer products

As a result of doing business through our retail stores, catalogs and e-commerce website, we may be exposed to legal risks and uncertainties, including potential liabilities to consumers of our products. These legal risks and uncertainties may include, among others, product liability or other tort claims relating to goods; claims of consumer fraud and false or deceptive advertising or sales practices; and breach of contract claims relating to merchant transactions. Even to the extent that such claims do not result in material liability, investigating and defending such claims would be expensive and would divert management’s attention from the business.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $11.36 per share and $5.37 per share, respectively, during the fiscal year ended February 1, 2003, and were $13.10 per share and $5.86 per share, respectively, during the first nine months of our 2003 fiscal year. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

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

(a) Evaluation of disclosure controls and procedures: Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act of 1934 Rule 13a-14(c)), have concluded that as of November 1, 2003, our disclosure controls and procedures were effective.

(b) Change in internal controls over financial reporting: Since management’s most recent evaluation of our internal controls over financial reporting, we have made no changes in, nor taken any corrective actions regarding, our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of business. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect our consolidated financial position, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

No reportable events

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are being furnished by the Company:

Exhibit Number	Description of Document

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended November 1, 2003:

Date	Item Reported On

August 4, 2003	The Company announced that its Board of Directors declared a 50% stock dividend, having the effect of a 3-for-2 stock split on its issued common stock, par value $0.01 per share. Shareholders of record as of the close of business on August 18, 2003, received one share of common stock for every two shares they owned on that date. The new shares were distributed on September 9, 2003.

August 27, 2003	On August 27, 2003, the Company furnished a copy of a press release reporting its financial results for its fiscal quarter ended August 2, 2003 to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of December 2003.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK

Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ DENNIS C. PENCE

Chairman and Chief Executive Officer