Form 10-Q/A
period 2003-11-01
COLDWATER CREEK INC
filed 2004-02-27
CIK 1018005

Use these links to rapidly review the document
INDEX TO FORM 10-Q/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 1, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21915

COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	82-0419266 (I.R.S. Employer Identification No.)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 2, 2003
Common Stock ($.01 par value)	24,159,694

 INDEX TO FORM 10-Q/A

Page
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 6. Exhibits and Reports on Form 8-K	22

        Supplementary Note: Pursuant to this Form 10-Q/A, the registrant amends Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled Risk Factors thereunder. No other changes have been made to the Form 10-Q for the quarterly period ended November 1, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect,", "could", "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" in this Form 10-Q/A Quarterly Report and in our current report on Form 8-K/A filed with the United States Securities and Exchange Commission on February 27, 2004. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Management's Discussion & Analysis of Financial Condition and Results of Operations

        We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying consolidated financial statements and their related notes. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" included elsewhere in this report.

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

        We currently operate in two reportable segments, our direct segment and our retail segment. Beginning in the quarter ended May 3, 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We made these reclassifications to reflect the manner in which our segments are currently managed. We have reclassified prior period financial statements on a consistent basis. These reclassifications had no impact on our consolidated net sales, net income, retained earnings or cash flows for any period.

        Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in this report and the financial statements included herein reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. These stock dividends have the combined effect of a 2.25-for-1 stock split.

Coldwater Creek Profile

        Coldwater Creek is a multi-channel, specialty retailer of women's apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 30 and 60, with household incomes in excess of $50,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

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

        Our retail channel is our fastest growing sales channel and represented 36.6% of our total net sales in the nine months ended November 1, 2003. We expect our retail business to be the key driver of our growth strategy. As of November 1, 2003, we operated 63 full-line retail stores, 22 of which were opened in fiscal 2003, as well as two resort stores and 17 merchandise clearance outlet stores in 51 markets. We opened three additional stores in November 2003 and currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005. We closed one outlet store in December 2003. Over the past four years, we have been refining our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

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

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they increasingly produce lower response rates and contribute fewer sales than mailings to active customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. We expect to continue to reduce our catalog circulation, particularly to prospective customers, which we believe will continue to have a positive impact on our selling, general and administrative expenses. Although we anticipate losing some potential prospect sales, we believe that optimizing the level of our prospect mailings will have an overall positive impact on our net income.

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

        In the nine months ended November 1, 2003, online net sales were $98.6 million and represented 28.2% of total net sales. As of November 1, 2003, we had over 2.0 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website. This affiliate program serves as an effective tool in prospecting for new customers.

Retail Segment Operations

        Our retail segment includes our retail and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $128.2 million in net sales, or 36.6% of total net sales, for the nine months ended November 1, 2003.

  Full-Line Stores

        We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005 and believe there is an opportunity to grow to 400 to 500 stores in up to 275 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

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

  Outlet Stores

        We currently operate 16 outlet stores where we sell excess inventory. We plan to open an additional three outlet stores in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them.

Results of Operations

        The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Nine Months Ended		Three Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	60.9	57.2	58.8

Gross profit	41.4	39.1	42.8	41.2
Selling, general and administrative expenses	39.3	36.3	36.7	34.7

Income (loss) from operations	2.1	2.8	6.1	6.5
Interest, net, and other	0.0	0.0	(0.1)	0.0

Income (loss) before provision for income taxes	2.1	2.8	6.0	6.5
Income tax (benefit) provision	0.8	1.0	2.3	2.4

Net income (loss)	1.3%	1.7%	3.8%	4.1%

Comparison of the Three- and Nine-Month Periods Ended November 1, 2003 with the Three- and Nine-Month Periods Ended November 2, 2002

  Consolidated Results of Operations

        Net Sales.    Our consolidated net sales in the fiscal 2003 third quarter and first nine months increased by $9.3 million and $22.8 million, respectively. The increase was due primarily to our retail expansion, increased clearance sales and, to a lesser extent, improved full-line retail store performance. For the fiscal 2003 third quarter, our retail segment net sales increased $17.1 million, or 45.9%. Our full-line retail store expansion accounted for 73.1% of this sales growth, with the balance from our clearance outlets and existing full-line retail stores. For the first nine months of fiscal 2003, our retail segment net sales increased $38.5 million, or 43.0%. Our full-line retail store expansion accounted for 70.9% of this sales growth with the balance from our clearance outlets and existing full-line retail stores. These increases were partially offset by decreased net sales from our catalog and e-commerce businesses of $7.8 million, or 8.5%, and $15.7 million, or 6.6%, for the fiscal 2003 third quarter and first nine months, respectively. Please refer to our discussions titled "Operating Segment Results" below for further details.

        Gross Profit.    Our consolidated gross profit dollars for the fiscal 2003 third quarter and first nine months increased by $1.7 million, or 3.2%, to $56.9 million, and by $1.2 million, or 0.9%, to $136.7 million, respectively. The increase was primarily due to the increase in our consolidated net sales. Our consolidated gross profit rate for the fiscal 2003 third quarter and first nine months decreased to 41.2% and 39.1%, respectively. The decrease was due primarily to a reduction in merchandise margins of 3.4 percentage points and 3.2 percentage points for the fiscal 2003 third quarter and the first nine months, respectively, on full-price sales from our catalog and e-commerce businesses as we undertook promotional campaigns to reactivate customers and increase average units per order. Our consolidated gross profit was also negatively impacted by direct segment clearance sales, which increased $1.9 million, or 10.8%, at a 0.5 percentage point lower margin in the three months ended November 1, 2003 than in the three months ended November 2, 2002. Our direct segment clearance sales increased $10.6 million, or 25.4%, in the first nine months of fiscal 2003 from the same period in the prior year. We have discontinued many of our promotional campaigns in our direct segment. Additionally, we believe that our inventory levels are now aligned with our retail store growth strategy and do not anticipate disposition activities beyond those typically encountered by retailers. Consequently, we expect that our gross profit rate will stabilize.

        These negative impacts on our gross profit rate were partially offset by improved leveraging of full-line retail store occupancy costs and, to a lesser extent, by improved merchandise margins on full-price sales from our retail segment and by improved direct segment sales returns. Our margin was positively impacted by an improvement of 1.4 percentage points and 0.9 percentage points, respectively, in the leveraging of our full-line retail store occupancy costs. We were able to leverage our retail store occupancy costs primarily due to improved net sales at our retail stores. Our margin was also positively impacted by a 1.5 percentage point and 1.8 percentage point improvement in our merchandise margins on full-price sales from our retail segment for the fiscal 2003 third quarter and first nine months, respectively. We attribute our improved margins on full-price retail sales to our decision to reduce the number of days merchandise is discounted before it is moved to our outlet stores. In addition, for the fiscal 2003 third quarter and first nine months, direct segment returns declined as a percentage of sales by 3.4 percentage points and 3.0 percentage points, respectively.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in the fiscal 2003 third quarter were $48.0 million, an increase of $0.7 million over the three-month period ended November 2, 2002, and were $126.9 million in the first nine months of fiscal 2003, a decrease of $1.8 million over the nine month period ended November 2, 2002.

        Selling, general and administrative expenses in the fiscal 2003 third quarter and the first nine months of fiscal 2003 were positively impacted by reduced costs associated with catalog mailings of approximately $3.1 million and $7.3 million, respectively. We decreased our catalog mailings by 4.8%, to 92.1 million in the first nine months of fiscal 2003 from 96.7 million in the first nine months of fiscal 2002. We increased our catalog mailings by 3.0 million, or 7.6%, to 42.7 million in the three months ended November 1, 2003 from 39.7 million in the three months ended November 2, 2002. However, the number of catalogs mailed in the three- and nine-month periods ended November 1, 2003, includes our first holiday catalog of the year, which totaled approximately 11.0 million catalogs, and which was timed to arrive in homes during the final three days of the third quarter. The revenues and costs associated with this catalog mailing will, for the most part, be recognized in the fiscal 2003 fourth quarter. In the prior year, this same catalog was sent in the fourth quarter of 2002. Excluding the 11.0 million holiday catalogs, we mailed approximately 8.0 million, or 20.0%, fewer catalogs in the three months ended November 1, 2003 than in the three months ended November 2, 2002 and approximately 15.7 million, or 16.2%, fewer catalogs in the fiscal 2003 first nine months than in the nine months ended November 2, 2002.

        Additionally, we mailed more catalogs to our house file relative to the total catalog mailings in the fiscal 2003 third quarter compared with the three months ended November 2, 2002. We generally realize better response rates to our house file mailings than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings. The percentage of mailings to our house file increased 7.1 percentage points and 4.9 percentage points in the fiscal 2003 third quarter and first nine months, respectively.

        Offsetting the positive impacts of our reduced catalog mailings were increased personnel costs associated with our retail expansion and, to a lesser extent, an accrual of approximately $1.4 million (pre-tax) for expected sales tax liabilities. Personnel costs associated with our retail expansion increased $2.3 million, or 17.6%, for the fiscal 2003 third quarter, and $5.8 million, or 16.3%, for the fiscal 2003 first nine months. The personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. The majority of the $1.4 million (pre-tax) sales tax accrual resulted from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as the GST. Canada allows refunds for GST paid by retailers, as it imposes a value-added tax that is collected from the consumer or user of the goods and services purchased. During the fiscal 2003 third quarter, we discovered we included Canadian provincial sales tax in our GST refund claims. The provincial sales taxes we were including are not refundable. Since discovering this, we have properly filed our current GST refund claims and we have accrued the amount of taxes we estimate we will need to pay back to Canada. Also, we accrued for sales taxes we estimate are payable to certain counties in one state in which we have a retail presence but did not collect sufficient sales taxes from our customers. This accrual is included in the $1.4 million (pre-tax) amount.

        Other Operating Data.    Our mailing list grew to 14.9 million names at November 1, 2003 from 14.0 million names at February 1, 2003. Also, our proprietary e-mail address database consisted of 2.1 million names at November 1, 2003 compared with 1.8 million names at February 1, 2003. Our active customers declined slightly to 2.6 million at November 1, 2003 from 2.7 million at February 1, 2003. Our active customers are those customers who have purchased merchandise from us through any of our three sales channels during the preceding 12 months. Active customers do not include retail customers who have not provided identifying information to us.

        Income Tax Rate.    Our effective income tax rate was 37.3% in the three months ended November 1, 2003 compared with 38.0% in the three months ended November 2, 2002. Our effective income tax rate was 37.4% in the first nine months of fiscal 2003 compared with 39.3% in the first nine months of fiscal 2002. The current year's rate for both the fiscal 2003 third quarter and first nine months was lower because we reversed an accrual for approximately $0.2 million related to certain income taxes. Also, the rate for the fiscal 2002 first nine months was higher than the rate for the fiscal 2003 first nine months because it included the impact of the non-deductibility for tax purposes of the imputed salaries of $0.2 million for Dennis Pence and Ann Pence.

  Operating Segment Results

        Net Sales.    The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
					Change
	November 2, 2002	% of Total	November 1, 2003	% of Total
					$	%
Catalog	$52,232	40.5%	$44,749	32.4%	$(7,483)	(14.3)%
Internet	39,368	30.6%	39,081	28.3%	(287)	(0.7)%

Direct	91,600	71.1%	83,830	60.7%	(7,770)	(8.5)%
Retail	37,230	28.9%	54,322	39.3%	17,092	45.9%

Total	$128,830	100.0%	$138,152	100.0%	$9,322	7.2%

	Nine Months Ended
					Change
	November 2, 2002	% of Total	November 1, 2003	% of Total
					$	%
Catalog	$133,881	40.9%	$123,138	35.2%	$(10,743)	(8.0)%
Internet	103,644	31.7%	98,648	28.2%	(4,996)	(4.8)%

Direct	237,525	72.6%	221,786	63.4%	(15,739)	(6.6)%
Retail	89,690	27.4%	128,224	36.6%	38,534	43.0%

Total	$327,215	100.0%	$350,010	100.0%	$22,795	7.0%

        Our direct segment's net sales decreased in both fiscal 2003 periods primarily due to our decision to mail approximately 8.0 million, or 20.0%, fewer catalogs in the fiscal 2003 third quarter and approximately 15.7 million, or 16.2%, fewer catalogs in the fiscal 2003 first nine months, excluding the 11.0 million catalogs sent to arrive in homes in the last three days of the fiscal 2003 third quarter. The revenues and costs associated with this catalog mailing will, for the most part, be recognized in the fiscal 2003 fourth quarter. Also, we believe that our direct segment has been adversely impacted by a continuing softness in the direct mail business.

        We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due a higher percentage of mailings to our existing customers. We believe that our e-commerce business's net sales were not as severely impacted by the decrease in catalog mailings primarily due to our continued efforts to promote the migration of our customers from our catalogs to our website. For example, we continued to participate in a net sales commission-based "affiliate" website program in which numerous popular search engines and consumer and charitable websites provide hotlink access to our website.

        The increase in our retail segment net sales for the three- and nine-month periods in fiscal 2003 primarily reflects incremental sales from the addition of 25 full-line retail stores and five outlet stores since November 2, 2002.

        Operating Contribution.    The following table summarizes our operating contribution by segment (in thousands):

	Three Months Ended
							Change
	Nov. 2 2002			Nov. 1 2003
		%			%		$	%
Direct	$16,477	18.0	% (1)	$13,208	15.8	% (1)	$(3,269)	(19.8)%
Retail	4,642	12.5	% (2)	9,262	17.1	% (2)	4,620	99.5%
Corporate and Other	(13,227)	(10.3)	%(3)	(13,525)	(9.8)	%(3)	(298)	2.3%

Consolidated income from operations	$7,892	6.1	% (3)	$8,945	6.5	% (3)	$1,053	13.3%

	Nine Months Ended
							Change
	Nov. 2 2002			Nov. 1 2003
		%			%		$	%
Direct	$39,576	16.7	% (1)	$33,274	15.0	% (1)	$(6,302)	(15.9)%
Retail	4,396	4.9	% (2)	13,512	10.5	% (2)	9,116	207.4%
Corporate and other	(37,152)	(11.4	)%(3)	(36,923)	(10.5	)%(3)	229	(0.6)%

Consolidated income from operations	$6,820	2.1	% (3)	$9,863	2.8	% (3)	$3,043	44.6%

(1)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Corporate and other segment operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        Our direct segment's operating contribution for the fiscal 2003 third quarter was $13.2 million compared with $16.5 million for the three months ended November 2, 2002. Our direct segment's operating contribution for the first nine months of fiscal 2003 was $33.3 million compared with $39.6 million for the nine months ended November 2, 2002. For both fiscal 2003 periods, we primarily attribute the decreases to diminished merchandise margins realized by our full-price catalog and e-commerce businesses of 3.4 percentage points and 3.2 percentage points for the fiscal 2003 third quarter and first nine months, respectively. For the fiscal 2003 first nine months, a 15.1% increase in direct segment clearance activity at a 1.9 percentage point reduced margin also contributed to the decrease in our direct segment's operating contribution. In addition, direct segment sales returns as a percentage of sales declined for the fiscal 2003 third quarter and first nine months by 3.4 percentage points and 3.0 percentage points, respectively.

        Our retail segment's operating contribution for the fiscal 2003 third quarter was $9.3 million as compared with $4.6 million for the three months ended November 2, 2002. Our retail segment's operating contribution for the first nine months of fiscal 2003 was $13.5 million as compared with $4.4 million for the nine months ended November 2, 2002. We primarily attribute these increases to the opening of new stores, to improved leveraging of full-line retail store occupancy costs and, to a lesser extent, to increased merchandise margins on our full-price retail sales. For the fiscal 2003 third quarter and first nine months, we experienced an improvement of 1.4 percentage points and 0.9 percentage points, respectively, in the leveraging of our full-line retail store occupancy costs. During these same periods, merchandise margins on full-price sales from our retail segment improved by 1.5 percentage points and 1.8 percentage points, respectively.

        Partially offsetting these positive impacts were increased outlet store clearance activity and, to a lesser extent, increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages, and related taxes and employee benefits. For the fiscal 2003 third quarter and first nine months, outlet store clearance activity increased 56.4% and 48.5%, respectively, primarily because of the increase in the number of our retail stores, and personnel costs associated with our retail expansion increased $2.3 million, or 17.6%, and $5.8 million, or 16.3%, respectively.

        Our corporate and other segment's operating contribution for the three months ended November 1, 2003 was $(13.5) million as compared with $(13.2) million for the three months ended November 2, 2002. Our corporate and other segment's operating contribution for the first nine months of fiscal 2003 was $(36.9) million as compared with $(37.2) million for the the nine months ended November 2, 2002. Both the three- and nine-month periods in fiscal 2003 include the accrual of $1.4 million for expected sales tax liabilities. This amount was partially offset in the fiscal 2003 third quarter and entirely offset in the fiscal 2003 first nine months by decreases in other corporate expenses.

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

  •
  the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

  •
  shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas.

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

        Our operating activities generated $13.3 million of positive cash flow during the first nine months of fiscal 2003, a decrease of $2.7 million from the $16.0 million generated during the first nine months of fiscal 2002. Our accounts receivables increased by $12.8 million during the first nine months of 2003 due to an income tax receivable from the filing of our 2002 tax returns as well as seasonal factors, which increased the amounts due from credit card companies for customer purchases and the amounts due from landlords for tenant improvements in new stores. In addition, inventories increased during the nine-month periods in both years in anticipation of holiday sales and for new stores. The decrease in our operating cash flows also reflects decreased accrued liabilities, partially offset by decreased prepaid and deferred catalog costs and increased deferred rents.

        Our investing activities consumed $22.6 million and $16.8 million of cash during the first nine months of fiscal 2003 and 2002, respectively. Cash outlays in these periods were principally for capital expenditures.

        Our capital expenditures during the first nine months of 2003 primarily reflected the cost of leasehold improvements for 22 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores, six new outlet stores and various corporate technology hardware and software additions and upgrades. Our capital expenditures during the first nine months of fiscal 2002 primarily reflected the cost of leasehold improvements for 11 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores, four new outlet stores and various corporate technology hardware and software additions and upgrades. Our investing activities for the first nine months of fiscal 2003 and fiscal 2002 also reflect $0.2 million and $0.4 million, respectively, in repayments of loans from executives.

        Our financing activities provided $0.3 million and $0.9 million of cash during the first nine months of fiscal 2003 and 2002, respectively.

        The financing activities during the first nine months of 2003 consisted of $0.5 million financing costs associated with our new credit facility offset by $0.8 million in net proceeds from the exercise of previously granted options to purchase 842,683 shares of common stock at an average exercise price of $5.10 per share. The financing activities during the first nine months of fiscal 2002 consisted primarily of $0.9 million in net proceeds from the exercise of previously granted options to purchase 903,107 shares of common stock at an average exercise price of $5.28 per share.

        On March 31, 2001, our Board of Directors authorized a stock repurchase program for up to 300,000 outstanding shares of our common stock. During fiscal 2001, we repurchased 209,100 shares of our common stock at an average market price of $22.55 per share, or $10.02 on a dividend-adjusted basis comparable with our current stock price. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. On July 25, 2003, we retired the 209,100 treasury shares. We currently do not anticipate any additional share repurchases.

        We had $43.5 million in consolidated working capital and our consolidated current ratio was 1.5 at November 1, 2003. We had no outstanding short-term or long-term bank debt at November 1, 2003 or February 1, 2003.

        In each of fiscal 2004 and fiscal 2005, we currently plan to open 40 to 50 new retail stores. We believe there is an opportunity to open 400 to 500 stores in up to 275 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

        We currently estimate between $4.0 million and $4.5 million in total capital expenditures for the remainder of fiscal 2003, primarily for retail stores we opened in fiscal 2003 and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital.

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

Future Outlook

        Due to competition from discount retailers that has put downward pressure on retail prices for women's apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue.

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

    •
    Revenue recognition and Sales Return Estimate

    •
    Inventories

    •
    Catalog costs

        During the first nine months of fiscal 2003, there were no changes in the above critical accounting policies.

Off-Balance Sheet Liabilities and Other Contractual Obligations

        Our off-balance sheet liabilities primarily are limited to lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. All of our other operating leases pertain to our retail and outlet stores, our Coeur d'Alene, Idaho call center and to various equipment and technology.

        The following tables summarize our minimum contractual commitments and commercial obligations as of November 1, 2003:

	Payments Due in Period
	Total	Remainder of 2003	2004-2005	2006-2007	After 2007
	(In thousands)
Contractual Obligations
Operating leases	$188,397	$4,660	$41,017	$41,212	$101,508
Purchase orders	82,421	49,437	32,984	—	—

Total	$270,818	$54,097	$74,001	$41,212	$101,508

	Payments Due in Period
	Total	Remainder of 2003	2004-2005	2006-2007	After 2007
	(In thousands)
Commercial Commitments
Letters of credit	$848	$848	$—	$—	$—

Total	$848	$848	$—	$—	$—

        Additionally, we had inventory purchase commitments of approximately $82.4 million and $85.4 million at November 1, 2003 and November 2, 2002, respectively.

        See Note 10—"Commitments" to our accompanying consolidated financial statements for further details.

Risk Factors

Our retail store rollout strategy is subject to a number of risks and uncertainties.

        The key driver of our growth strategy is our retail store expansion. In the nine months ended November 1, 2003, our retail business accounted for 36.6% of total net sales. We began our retail expansion in 1999, and as of November 1, 2003, we had 63 full-line retail stores, 22 of which were opened in fiscal 2003, two resort stores and 17 merchandise clearance outlet stores in 51 markets. We opened an additional three full-line retail stores in November 2003 and currently plan to open 40 to 50 new stores in each of fiscal 2004 and fiscal 2005. We closed one outlet store in December 2003. There can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open new retail stores depends on a number of factors, many of which are beyond our control, including the following:

  •
  We face competition for premium retail space, and if we encounter difficulty in identifying or securing these sites our expansion may be delayed;

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

  •
  The success of our individual stores may depend on the success of the shopping malls or lifestyle centers in which they are located; and

  •
  The demographic and other marketing data we rely on in determining the location of our stores cannot predict future consumer preferences and buying trends with complete accuracy.

        We have made numerous refinements in our retail store format since our first full-line store opening in 1999. Our retail model may undergo further refinements as we gain experience operating more stores. In addition, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design, and information and management systems, and we must continue to make these investments to maintain our stores. There can be no assurance that our retail expansion will be successful or that we will be able to address the risks associated with this rapidly expanding portion of our business. Any miscalculations in our retail strategies, shortcomings in our planning, implementation, management and control, or our inability to sufficiently leverage incremental costs could require us to write off significant costs.

We may be unable to manage the costs associated with our catalog business.

        We incur substantial costs associated with our catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Most of these costs are incurred prior to mailing. As a result, we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. In addition, increases in U.S. Postal Service rates and the cost of paper could significantly increase our catalog production costs and result in lower profits for our catalog business to the extent we are unable to pass these costs onto our customers or implement more cost effective printing, mailing or distribution systems. Because our catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Response rates to our catalogs could decline, which would negatively impact our net sales and results of operations.

        Response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected by factors beyond our control such as changing consumer preferences, willingness to purchase goods through catalogs, weak economic conditions and uncertainty, and unseasonable weather in key geographic markets. Additionally, a portion of our catalog mailings are to prospective customers. These mailings involve risks not present in mailings to our existing customers, including lower and less predictable response rates. Additionally, it has become more difficult for us and other direct retailers to obtain quality prospecting mailing lists, which may limit our ability to maintain the size of our active catalog customer list. Lower response rates could result in lower-than-expected full-price sales and higher-than-expected clearance sales at substantially reduced margins.

Our e-commerce business is subject to a number of risks that are beyond our control.

        Our e-commerce business is vulnerable to a number of factors that are beyond our control, including the following:

  •
  Buying trends related to Internet usage and other risks associated with Internet usage, including consumer privacy concerns, changes in applicable federal and state regulation and security breaches;

  •
  Software filters installed by Internet service providers and businesses that may inhibit our ability to send e-mail messages to our customers; and

  •
  Failures in our website network infrastructure or the systems of third parties.

        Any one or more of these factors could result in a reduction in our net sales as well as increased administrative and order processing costs.

Our catalog business depends on the timely mailing of our catalogs.

        The timely mailing of our catalogs is critical to the success of our direct business, particularly during our peak holiday selling seasons, and requires the involvement of many different groups within our organization as well as outside vendors. Consequently, we are subject to potential delays at multiple points throughout the process of producing a catalog, many of which we may be unable to prevent. Any delay in mailing a catalog could cause customers to forego or defer purchases from us.

We may be unable to manage expanding operations and the complexities of our multi-channel strategy.

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

We may be unable to anticipate changing customer preferences and to respond in a timely manner by adjusting our merchandise offerings, which could result in lower sales.

        Our future success will depend on our ability to continually select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, we begin the design process for our apparel nine to ten months before merchandise is available to our customers, and we typically begin to make purchase commitments four to six months in advance. These lead times make it difficult for us to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments we might make in anticipating customer preferences. Consequently, if we misjudge our customers' merchandise preferences or purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise.

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

Our increasing reliance on foreign vendors will subject us to a variety of risks and uncertainties.

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

We may be unable to fill customer orders efficiently, which could harm customer satisfaction.

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

We may be unable to provide adequate levels of customer service, which could result in lost sales.

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

We have a liberal merchandise return policy, and we may experience a greater number of returns than we anticipate.

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

  •
  the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

  •
  shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, and the day of the week on which certain important holidays fall.

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

We face substantial competition from discount retailers in the women's apparel industry.

        We believe our customers are willing to pay slightly higher prices for our unique merchandise and superior customer service. However, we face substantial competition from discount retailers, such as Kohl's and Target, for basic elements in our merchandise lines, and our net sales may decline if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. This price deflation may make it more difficult for us to maintain our gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team.

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

        Prior to joining our company, Melvin Dick, our Executive Vice President and Chief Financial Officer, served as the lead engagement partner for Arthur Andersen's audit of WorldCom's consolidated financial statements for the fiscal year ended December 31, 2001, and its subsequent review of WorldCom's condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. The ongoing investigation of the WorldCom matter may require Mr. Dick's attention, which may impair his ability to devote his full time and attention to our company. Further, Mr. Dick's association with the WorldCom matter may adversely affect customers' or investors' perception of our company.

Lower demand for our merchandise could reduce our gross margins and cause us to slow our retail expansion.

        Our merchandise is comprised primarily of discretionary items, and demand for our merchandise is affected by a number of factors that influence consumer spending. Lower demand may cause us to move more full-price merchandise to clearance, which would reduce our gross margins, and could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, slow the pace of our retail expansion. We have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. However, low inventory levels also carry the risk that, if demand is stronger than we anticipate, we will be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction.

Our sales tax collection policy may expose us to the risk that we may be assessed for unpaid taxes.

        Many states have attempted to require that out-of-state direct marketers and e-commerce retailers whose only contact with the taxing state are solicitations and delivery of purchased products through the mail or the Internet collect sales taxes on sales of products shipped to their residents. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree, and we could be subject to assessments for uncollected sales taxes, as well as penalties and interest and demands for prospective collection of such taxes. Furthermore, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if we are otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response and could have a material adverse effect on our financial position, results of operations and cash flows. In addition, as we open more retail stores, our tax collection obligations will increase significantly and complying with the greater number of state and local tax regulations to which we will be subject may strain our resources.

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

PART II. OTHER INFORMATION

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 26th day of February 2004.

COLDWATER CREEK INC.
By:	/s/ MELVIN DICK Executive Vice-President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer
By:	/s/ DUANE A. HUESERS Vice President of Finance (Principal Accounting Officer)