Form 10-K
period 2004-01-31
COLDWATER CREEK INC
filed 2004-04-12
CIK 1018005

Use these links to rapidly review the document
Coldwater Creek Inc. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2004 Commission File Number 0-21915

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES    ☒ NO    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES    ☒ NO    ☐

        At August 2, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $110,351,000 based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director have been excluded in that such person may be deemed to be an affiliate. This determination for executive officer is not necessarily a conclusive determination for other purposes. As of March 31, 2004, 24,220,597 shares of the Registrant's $.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

        Part III incorporates by reference information from the definitive proxy statement for the registrant's 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

PART I

Item 1. BUSINESS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" in this Annual Report on Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

        We maintain an internet web site at http://www.coldwatercreek.com. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

Coldwater Creek Profile

        Coldwater Creek is a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $518.8 million in net sales in fiscal 2003. We have established a differentiated brand by offering exceptional value through a unique, proprietary merchandise assortment that reflects a sophisticated yet relaxed and casual lifestyle, coupled with superior customer service. Our target customers are women between the ages of 30 and 60, a group that spent in excess of $29 billion on apparel in 2002.

        We reach our customers through our direct segment, which encompasses our catalog and e-commerce businesses, and our rapidly expanding base of retail stores. We believe this multi-channel approach allows us to cross-promote the Coldwater Creek brand and meet our customers' apparel and accessory needs by providing them convenient access to our merchandise lines regardless of the preferred shopping channel.

        Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and stores. In fiscal 2003, we mailed 117.8 million catalogs. In July 1999, we launched our full-scale e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. We now have over 2.2 million e-mail addresses to which we regularly send customized e-mails.

        We initiated testing of a full-line retail store model in 1999 based on our belief that the ability to touch and feel merchandise is an important aspect of a consumer's shopping experience. Over the past four years, we have been building the infrastructure to support the growth of our retail business and realize the benefits of our multi-channel model by undertaking the following initiatives:

  •
  introducing a scaleable retail store model for national rollout;

  •
  enhancing the management team, particularly in our retail segment, by hiring key members of management with extensive retail experience at both the corporate level and in stores;

  •
  focusing our merchandise offering by refining our product assortment and increasing our investment in key items; and

  •
  integrating our retail and direct merchandise planning and inventory management functions to insure consistency of merchandise and our brand message across all channels.

        Our retail segment is the key driver in our growth strategy and, in fiscal 2003, accounted for $194.6 million in net sales, or 37.5% of total net sales. As of January 31, 2004, we operated 66 full-line retail stores, 25 of which were opened in fiscal 2003, as well as two resort stores and 16 merchandise clearance outlet stores in 51 markets.

Business Strategies

        We believe our success and future growth will be the result of consistent execution of the following business strategies:

        Target a highly desirable, underserved customer.    Generally, our target customers are women between the ages of 30 and 60. Women in this age bracket represent approximately 42% of the female population and spent over $29 billion on apparel in 2002. Within this population, our core customer generally has higher than average levels of disposable income, with total household incomes in excess of $75,000. While teens and younger adult female consumers have a relatively broad range of specialty retail brands from which to choose, we believe our core customer has more limited options that cater specifically to her tastes and needs. Furthermore, we believe our customer, who has traditionally shopped at department stores, is migrating away from them, as their product selection and customer service have become less appealing to her over time. For these reasons, we believe that by continuing to make our brand relevant and accessible to this core customer, we will be able to increase our share of the apparel market over time.

        Offer a differentiated brand with broad appeal.    We believe the Coldwater Creek brand is synonymous with a sophisticated yet relaxed and casual lifestyle that appeals to a broad range of women who lead busy, active lives. We design our merchandise, retail stores, catalogs and website to embody the warmth of this aspirational lifestyle and attitude and to promote the Coldwater Creek brand image. We deliver quality, consistency, convenience and easy care through our proprietary merchandise. Our styles and cuts are conservative, while, at the same time, our colors, novelty designs and textures provide our customer's wardrobe with flare that she cannot easily find elsewhere.

        Deliver the brand through an integrated multi-channel model.    Our strategy of offering merchandise across three channels enables us to enhance visibility of our brand, accessibility to our merchandise and, consequently, customer loyalty. We integrate our three channels in a number of ways, which allows us to maximize sales and provide superior customer service. These include offering in-store web kiosks to allow customers to purchase items through our website that may not be in stock at stores, accepting returns through any channel regardless of the point of purchase, systematically reallocating inventory between channels and utilizing the data provided by our direct segment to identify new store locations. We continue to identify new ways to develop our multi-channel model to further optimize our business.

        Provide an outstanding shopping experience through exceptional customer service. We believe our company-wide focus on exceptional customer service has been integral to our success and has enabled us to build a loyal customer base. In our retail stores, we seek to hire our customers to provide better knowledge and understanding of our customers' needs. We continually monitor service metrics, such as conversion rates, secret shopper scores, answer rates and order fulfillment rates. We have also invested in management information systems that provide our associates with easy access to information, including customer purchasing histories, merchandise availability, product specifications, available substitutes and accessories, and expected shipment dates. By promoting a culture of prompt, knowledgeable and courteous service, no matter how our customers choose to shop, we believe we will continue to attract a growing customer base and build brand loyalty.

        Effectively use and leverage extensive business data across all our channels.    Through our heritage as a direct marketer, we have the systems and discipline to collect customer data across all of our channels. We have formed a dedicated business intelligence group whose mission is to improve decision making by performing a variety of functions, including data warehousing, reporting and analysis, sales forecasting, statistical modeling and geographic analysis. We use these analyses to determine where to place stores and to more effectively select and allocate merchandise for our stores. We also use this data to personalize our marketing efforts through directed customer communications, including targeted mailings when we open new stores and regular, customized e-mails. Our executive management team meets daily to review and discuss key business metrics produced by this group in order to continually assess performance of the business across channels and merchandise assortments. We believe our access to this information and our effective use of it will allow us to continue to optimize productivity of all our channels.

        Execute our growth strategy with an experienced management team.    Over the past three years we have built out our team with senior management who have extensive retail, merchandising, brand-building, real estate, information technology and finance experience from a variety of retail, direct marketing and apparel companies, including Gap Inc., Newport News, Spiegel, Federated Department Stores, Williams-Sonoma, J. Crew, Toys "R" Us.com, Amazon.com and Tuesday Morning. We believe our management team is well-rounded in all areas and provides us with a competitive advantage.

Growth Strategy

        Over the last four years, we have continually refined our retail store model and operating strategy. We believe we will continue to realize the benefits of our multi-channel strategy with our retail channel being the primary source of our future growth. Our management team is committed to executing the following key growth strategies:

        Expand our retail channel.    We believe there is an opportunity for us to grow to 400 to 500 stores in up to 275 to 300 identified markets nationwide over the next six to eight years. As of January 31, 2004, we had 66 full-line retail stores, 25 of which were opened in fiscal 2003. We currently plan to open 45 new full-line retail stores in fiscal 2004, including two stores opened in March 2004, and 40 to 50 new full-line retail stores in fiscal 2005. Currently, we have signed leases for 29 store locations for our 2004 plan. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing. Our core new store model is 5,000 to 6,000 square feet and generally located in upscale malls and lifestyle centers. In addition, we are introducing a smaller store format of approximately 3,000 to 4,000 square feet. Our goal is to use our smaller stores to access attractive middle markets, fill in major metropolitan markets and take advantage of a greater number of premium real estate locations.

        Further strengthen our brand and build customer loyalty.    We continue to identify means of leveraging our brand and building customer loyalty. Our multi-channel initiatives include the introduction of a multi-channel gift card that is redeemable through any of our channels, wrapping our catalogs with promotional offers to direct customers in the vicinity of new store openings, offering in-store web kiosks to drive improved customer conversion rates and to increase familiarity with our direct channel, and accepting direct returns in our retail stores. These initiatives allow us to introduce our direct customers to our retail channel and give us the opportunity to convert a return to an exchange or an incremental purchase.

        As we grow the retail portion of our business, we believe we will continue to identify new and effective ways to improve our brand visibility and build customer loyalty. For example, we will be introducing a customer loyalty program during the first half of 2005, under which our customers can earn and redeem points through any of our channels.

        Improve Profitability.    As we grow our business and open new stores, we intend to improve our operating income. Key elements of our profitability improvement strategy include:

  •
  focusing the business toward a higher margin retail model;

  •
  leveraging corporate overhead costs over a larger sales base and realizing sales growth that outpaces additional overhead costs;

  •
  lowering cost of goods sold through improving vendor prices as our order quantities grow over time;

  •
  sourcing more of our merchandise directly from overseas manufacturers; and

  •
  continuing to optimize mailing and production costs within the catalog business.

Merchandising

        Our merchandising philosophy reflects a casual, unhurried approach to living. We offer our customers colorful, proprietary designs and novelty items that reflect different aspects of their lifestyles, including casual weekend wear, soft career and special occasion. The products we offer are current but not trendy and address our customers' needs for ease and simplicity. Our "buy-now, wear-now" strategy puts merchandise in front of our customers when it is seasonally appropriate and offers versatile fabrics she can wear for up to nine months out of the year. Our "easy care" fabrics and comfortable styles are designed to facilitate product care, thereby making her life easier.

        All of our apparel is designed, developed and sold under the Coldwater Creek label. We differentiate merchandise lines under separate catalog titles to appeal to different areas of our customers' wardrobes. Our entire collection of merchandise is available through our website. Merchandise for our retail stores is carefully selected to include the best and most popular items, historically about one-third of what is offered in our direct segment.

        Product Design and Development.    Our in-house design and product development team is responsible for conceptualizing and directing the design of all Coldwater Creek apparel. We believe our in-house team of designers and buyers allows us to exercise significant control over the merchandise development process and the quality of our product to create an overall merchandise assortment that is consistent with the Coldwater Creek brand.

        Our design team travels to Europe twice a year to capture key themes that will appear in our collections throughout the upcoming seasons. Working in tandem with outside vendors and fabric designers, our design team creates an overall vision for each season's assortment that is then translated into collections for the season. We believe this approach allows us to introduce fresh products into our catalogs and retail locations every season and to supplement these selections with new items or styles throughout the year.

        In the second quarter of fiscal 2004, we intend to open a design studio in New York. We believe this studio will allow us to market new designs more quickly and will provide us with further opportunities to develop a higher percentage of our distinctive designs, with a dedicated team creating novel prints, patterns and working on new fabric development.

        Planning and Allocation.    We employ an integrated inventory planning team for our retail and direct sales channels. This group is responsible for conducting top-down and bottom-up planning and allocation across channels, seasons, collections and promotional events in order to maximize retail store, catalog and website productivity.

        Initial planning and allocation decisions are made by assessing historical sales, individual item, store and catalog performance, and anticipated economic outlook. Equipped with distribution center and inventory management systems that allow us to allocate and re-allocate merchandise by channel, our inventory planning group is able to assess sales trends, customer demand and current inventory positions and to allocate items to enhance sales. We track sales at the item level on a daily basis and adjust our reorder and markdown strategies accordingly. Working together with our design and product development team, our inventory planning team has allowed us to optimize our overall number of styles and items of merchandise.

        Sourcing and Distribution.    In the past three years, we have focused on reducing our total number of outside vendors and have concentrated our production with selected vendors who we believe consistently adhere to our quality standards and production demands. We maintain relationships with approximately 300 vendors and, during fiscal 2003, sourced 52% of our apparel from our top 20 vendors. During fiscal 2003, approximately 58% of our merchandise was manufactured overseas, most of which we purchase from domestic suppliers. As retail becomes a more important part of our business we anticipate that more of our merchandise will be sourced directly from overseas manufacturers. In the first half of fiscal 2004, we plan to create a global sourcing department, which we anticipate will provide an opportunity to increase our margins through direct importing of our proprietary designs. We believe this new development will allow us to improve economies of scale as we leverage the combined impact of merchandising our retail and direct segments.

        We hold our vendors to strict quality standards, testing products for flammability, care instructions, sizing and durability. Each shipment is checked against a certified sample upon delivery and can be returned if it does not meet our standards. Additionally, we issue monthly vendor "report cards" to our top 75 vendors to provide them with important feedback and evaluation of their performance.

        We operate a 600,000 square foot distribution center in Mineral Wells, West Virginia where we receive all of our merchandise. We process all of our retail store replenishment and direct order shipments from this facility. Our distribution center is able to ship more than 95% of all in-stock items within 24 hours of an order placement and process more than 80% of all merchandise returns within a 24-hour period. At its current size, we estimate that the distribution center can service an additional 130 stores. This building was designed to allow us to expand up to a total of 930,000 square feet as needed.

        Disposition.    Relying on ongoing analysis of product performance, we maintain a disciplined approach to promotional selling of our merchandise. We conduct four key seasonal sales events per year in our retail stores, catalog and website. Additionally, items with higher-than-expected inventory counts are cleared through our website or one of our 16 outlet locations. Unlike many other retailers that produce items for sale through their outlet locations, we use our outlets exclusively to manage overstocked premium merchandise. We believe this approach to disposition of our merchandise conditions our customer to expect to pay full price for our items, effectively managing the margin impact of off-price selling. Additionally, we have the ability to choose the most efficient channel to use for liquidation at any given time.

Direct Segment Operations

        Since the first mailing of our Northcountry catalog in 1985, we have grown our direct segment to include both our catalog and e-commerce businesses. Our catalogs and e-commerce website are designed to create a distinctive and easy shopping experience. Merchandise presentations feature full color photographs, graphics and artwork designed to appeal to our target customer. We present our apparel "off-figure", leaving the customer to decide if an item of merchandise is right for her based on the item's inherent style and design. All catalog and website pages are created and designed by an in-house team of artists, copywriters and editors to ensure a consistent presentation of the Coldwater Creek brand.

        Our direct channel represented 62.5% of our total net sales in fiscal 2003. As we continue to rollout our retail stores, we expect our direct segment to decrease as a percentage of net sales over time. It will continue to be a core component of our brand identity and our operations, serving as a valuable source of marketing information, helping promote each of our channels and providing cash flow to support our retail store expansion.

Our Catalogs

        In fiscal 2003, our catalog business generated $175.9 million in net sales, or 33.9% of total net sales. Historically, we have used three catalog titles, Northcountry, Spirit and Elements, to feature our entire full-price line of merchandise using different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. The new Spirit catalog combines the sophistication of Spirit and the mix-and-match versatility of Elements in a format that focuses on the customer's lifestyle. We believe this initiative allows us to better meet the needs of our Spirit and Elements customers by assembling "head-to-toe" assortments and offering merchandise for a wider range of occasions by combining soft career wear with sportswear and separates.

        Our two current catalogs are each devoted to slightly different lifestyles within our core customer base:

  •
  Northcountry features a casual clothing assortment with an emphasis on comfort and color. The merchandise often includes novel detailing, such as embroidery, fabric piecework and design ornamentation. The clothing in this assortment has its focus on complete outfits, generally offering tops and bottoms displayed as a complete ensemble. Northcountry represents the broadest product assortment, mixing apparel with jewelry, fashion accessories, gift items and home-related hardgoods. Products in Northcountry are priced in the range of approximately $20 to $100.

  •
  The Spirit product assortment is differentiated by an accent on finer fabrics and upscale detailing, such as fully lined jackets at higher price points. Along with apparel offered in sophisticated fabrics like linen and matte jersey, the Spirit assortment also features merchandise designed for easy care travel, including items in knit and cotton twills. This apparel is merchandised with versatility in mind, making it simple for the customer to mix and match items to create a personal look. Spirit apparel is complemented by a selection of jewelry and fashion accessories with average price points ranging from $20 to $150.

        Additionally, to serve the gift-giving needs of our customers and generate incremental sales during the important holiday shopping season, each year we assemble selected merchandise, which is featured in a festive Gifts-to-Go catalog and on our e-commerce website. Gifts-to-Go generally features a varied assortment of the most popular items featured in our primary merchandise lines described above.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing our number of prospect mailings because they increasingly produce lower response rates and contribute fewer sales than catalog mailings to our proprietary customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. We expect to continue to reduce our catalog circulation, particularly to prospective customers, until we have reached what we believe to be optimal levels.

Our E-commerce Website

        As part of our effort to provide our customers with new channels of accessibility, we launched our full-scale e-commerce website, www.coldwatercreek.com, in July of 1999. This cost-effective medium is designed to offer a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient vehicle for the disposition of excess inventory.

        During 2003, we redesigned the website homepage and site navigation, added product color swatching and zooming views and included personalized product recommendations based on customers' previous purchases. Prior to the 2003 holiday season, we added a new streamlined checkout process and product substitutions. This spring, we expect to test online catalogs and enhanced search capabilities.

        In fiscal 2003, online sales amounted to $148.3 million and represented 28.6% of total net sales. We have over 2.2 million opt-in e-mail addresses to which we regularly send promotional e-mails. Our promotional e-mails are customized to meet subscribers' shopping preferences and merchandise tastes.

        We continue to participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites promote the Coldwater Creek brand to their visitors. These noncompetitive "affiliate" merchants provide convenient hotlink access to our website, which also serves as an effective tool in prospecting for new customers.

Retail Segment Operations

        Building on our success in the direct channel, we opened our first full-line store in November 1999, and from 1999 to the spring of 2002 we opened 34 additional full-line stores, methodically testing and refining our store format and reducing capital expenditures required for build-out. As of January 31, 2004, we operated 66 full-line retail stores, two resort stores and 16 outlet stores in 51 markets. We plan to open 45 new full-line retail stores in fiscal 2004, including two stores opened in March 2004, and 40 to 50 full-line retail stores in fiscal 2005. In fiscal 2003, retail sales amounted to $194.6 million and represented 37.5% of total net sales. We expect our retail segment to continue as our primary growth vehicle, as over 90% of women's apparel in the U.S. is purchased in retail stores.

Store Format and Atmosphere

        In the second half of 2002, we introduced our scaleable model of 5,000 to 6,000 square foot stores. We have continually improved our construction processes, materials and fixtures, merchandise layout and store design to minimize our initial capital investment per store, while maintaining an overall atmosphere that is comfortable and relevant to our core customers.

        Our retail stores are designed to reflect the brand's focus on casual comfort, as well as to highlight merchandise being featured across all channels. Our wide, windowed storefront and forest green logo above a soft archway provide an inviting first impression to our customers. Our store interiors combine an appealing mix of cherry wood, slate and soft, neutral colored carpeting and typically offer a seating area for others who may be accompanying our shoppers.

        Our retail stores showcase our apparel assortment and encourage browsing by displaying jewelry, accessories and gifts in a manner that provides the customer with a sense of discovery. We display apparel according to occasion, separating weekend and casual wear from soft career and special occasion wear. We locate our accessories section next to the dressing rooms, which allows our sales associates to encourage incremental purchases as customers try on clothes.

        Our 5,000 to 6,000 square foot model makes use of central fixtures and tables to evoke elements of our customers' lives. For example, we may display a cozy sweater and comfortable pants with a chess set or art box, or a colorful cocktail party outfit with a distinctive set of wine glasses. This presentation method promotes the sale of non-apparel items, facilitates our customers' shopping experiences, further establishes Coldwater Creek as a lifestyle brand and gives our customers an eclectic boutique experience.

        We are also introducing a 3,000 to 4,000 square foot store model and opened six of these stores in the second half of fiscal 2003. The smaller store format allows us to more effectively take advantage of wall space to display compelling arrangements. We believe the ability to use wall space for key items will afford us greater productivity per square foot. Our goal is to use these stores to access smaller markets as well as fill in the larger markets.

Unit Economics

        We believe we have developed and refined a scaleable store model for nationwide rollout. Our core new store model of 5,000 to 6,000 square feet assumes an average initial net investment of $560,000 and anticipates sales per square foot of approximately $500 in the third year of operations. In fiscal 2003, our 41 full-line retail stores that had been open at least 13 months averaged 7,207 square feet in size and $460 per square foot in net sales. Most of these stores have been open for one to two years. We are also introducing a smaller store model of 3,000 to 4,000 square feet. This model assumes an average initial net investment of $400,000 and anticipates sales per square foot of approximately $600 in the third year of operations. We currently have six stores open in this model, none of which has been open for a full year.

Outlet Stores & Resort Stores

        In addition to our full-line retail stores, we currently operate 18 outlet stores where we sell excess inventory. We plan to open three outlet stores in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers that produce merchandise directly for their outlet stores, merchandise sold through our outlets is limited to overstocked premium items from our full-line retail stores. We believe this use of our outlet stores enables us to effectively manage our inventory and clearance activities. We currently operate two resort stores in Sandpoint, Idaho and Jackson Hole, Wyoming.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by regional and district managers who report to our executive vice president, retail stores. Each district manager oversees between six and ten store managers. On average, our store managers have 11 years of experience as retail managers. Approximately 24% of our managers have district manager-level experience with major brands in the retail sector.

Store Locations

        The following table indicates our retail stores by location.

State	Store Name	City	Store Type	Open Date
Arizona	Park Place	Tucson	Mall	December 14, 2000
	Kierland Commons	Scottsdale	Lifestyle	September 28, 2001
Arkansas	Park Plaza Mall	Little Rock	Mall	October 14, 2003
California	The Shops at Mission Viejo	Mission Viejo	Mall	November 4, 2000
	Fashion Square	Sherman Oaks	Mall	June 27, 2001
	Stanford Shopping Center	Palo Alto	Mall	November 9, 2001
	Arden Fair	Sacramento	Mall	November 21, 2001
	Valley Fair	Santa Clara	Mall	March 21, 2002
	State Street	Santa Barbara	Street	May 21, 2002
	Broadway Plaza	Walnut Creek	Street	June 4, 2002
	Carmel Plaza	Carmel	Street	June 10, 2002
	The Shops on Lake Avenue	Pasadena	Street	November 14, 2002

	Gilroy Premium Outlets	Gilroy	Outlet	November 25, 2002
	Desert Hills Premium Outlets	Cabazon	Outlet	October 2, 2003
	The Forum at La Costa	Carlsbad	Lifestyle	November 26, 2003
Colorado	Flatiron Crossing	Broomfield	Mall	September 1, 2000
	Aspen Grove	Littleton	Lifestyle	November 8, 2001
	The Shops at Briargate	Colorado Springs	Lifestyle	August 14, 2003
Connecticut	Stamford Town Center	Stamford	Mall	November 6, 2003
Delaware	The Shipyard Shops	Wilmington	Outlet	May 18, 1999
	Rehoboth Outlets	Rehoboth Beach	Outlet	August 7, 2003
Florida	International Plaza	Tampa	Mall	November 7, 2003
Georgia	The Forum on Peachtree Parkway	Norcross	Lifestyle	April 18, 2002
	The Avenue at West Cobb	Marietta	Lifestyle	September 18, 2003
	North Georgia Outlet	Dawsonville	Outlet	October 21, 2003
Idaho	Cedar Street Bridge	Sandpoint	Resort	May 1, 1988
	Boise Towne Square	Boise	Mall	May 23, 2001
Illinois	Deer Park Town Center	Deer Park	Lifestyle	October 20, 2000
	Old Orchard Center	Skokie	Mall	October 30, 2001
	Geneva Commons	Geneva	Lifestyle	September 5, 2002
	The Shoppes at Grand Prairie	Peoria	Lifestyle	August 5, 2003
	Main Street Promenade	Naperville	Street	September 9, 2003
Indiana	The Fashion Mall at Keystone	Indianapolis	Mall	July 30, 2002
	Lighthouse Place Premium Outlets	Michigan City	Outlet	March 9, 2004
Iowa	Northpark Mall	Davenport	Mall	October 14, 2003
Kansas	Town Center Plaza	Leawood	Lifestyle	November 5, 1999
Kentucky	Oxmoor Center	Louisville	Mall	May 14, 2003
Maine	Tanger Outlet Center	Kittery	Outlet	November 28, 1997
Maryland	Towson Town Center	Baltimore	Mall	March 16, 2004
Massachusetts	Natick Mall	Natick	Mall	August 31, 2001
Michigan	Prime Outlets at Birch Run	Birch Run	Outlet	March 3, 1998
	The Village of Rochester Hills	Rochester Hills	Lifestyle	October 15, 2002
	Eastwood Towne Center	Lansing	Lifestyle	November 12, 2002
	Woodland	Grand Rapids	Mall	May 20, 2003
Minnesota	Rosedale Center	Roseville	Mall	November 15, 2001
	The Shoppes at Arbor Lakes	Maple Grove	Lifestyle	September 2, 2003
Missouri	West County Center	Des Peres	Mall	September 20, 2002
	Osage Beach Premium Outlets	Osage Beach	Outlet	February 4, 2003
	Shops at Boardwalk	Kansas City	Lifestyle	June 17, 2003
	Battlefield Mall	Springfield	Mall	March 2, 2004
Montana	Rimrock Mall	Billings	Mall	October 27, 2003
New Jersey	The Promenade at Sagemore	Marlton	Lifestyle	November 1, 2001
	Garden State Plaza	Paramus	Mall	November 15, 2001
	Menlo Park Mall	Edison	Mall	May 8, 2002
New York	Walt Whitman Mall	Huntington Station	Mall	November 21, 2001
	Eastview Mall	Victor	Mall	November 1, 2003
	Waterloo Premium Outlets	Waterloo	Outlet	April 5, 2004
North Carolina	South Park Mall	Charlotte	Mall	August 24, 2001
	Streets at Southpoint	Durham	Mall	March 8, 2002
	Triangle Town Center	Raleigh	Mall	May 6, 2003
Ohio	Rookwood Commons	Cincinnati	Lifestyle	August 30, 2000
	Polaris Fashion Place	Columbus	Mall	October 25, 2001
	Prime Outlets at Jeffersonville	Jeffersonville	Outlet	October 2, 2002
	Legacy Village	Lyndhurst	Lifestyle	October 24, 2003
Oregon	Factory Stores at Lincoln City	Lincoln City	Outlet	June 21, 2002
Pennsylvania	The Court at King of Prussia	King of Prussia	Mall	October 5, 2001
	Prime Outlets at Grove City	Grove City	Outlet	September 25, 2002

	The Shoppes at English Village	N. Wales	Lifestyle	September 30, 2003
South Carolina	Tanger Factory Outlets at Myrtle Beach	Myrtle Beach	Outlet	June 28, 2002
Tennessee	CoolSprings Galleria	Franklin	Mall	April 22, 2003
	The Shops of Saddle Creek	Germantown	Lifestyle	April 29, 2003
	Tanger Outlet Center at Five Oaks	Sevierville	Outlet	July 25, 2003
	Wolfchase Galleria	Memphis	Mall	October 20, 2003
Texas	Stonebriar Centre	Frisco	Mall	August 4, 2000
	The Woodlands Mall	The Woodlands	Mall	October 26, 2001
	Highland Village Shopping Center	Houston	Lifestyle	November 8, 2001
	Tanger Outlet Center	San Marcos	Outlet	November 25, 2002
	Alamo Quarry Market	San Antonio	Lifestyle	October 7, 2003
Utah	The Gateway	Salt Lake City	Lifestyle	November 1, 2001
Vermont	Equinox Square	Manchester Center	Outlet	July 3, 2003
Virginia	Leesburg Corner Premium Outlets	Leesburg	Outlet	October 26, 1998
	Tysons Corner Center	McLean	Mall	November 19, 2002
	Short Pump Town Center	Richmond	Mall	September 4, 2003
Washington	5th Ave. & Pine St.	Seattle	Street	November 12, 1999
Wisconsin	Mayfair Mall	Wauwatosa	Mall	November 21, 2001
	West Towne Mall	Madison	Mall	April 15, 2003
	Fox River Mall	Appleton	Mall	September 1, 2003
Wyoming	Town Square	Jackson Hole	Resort	June 1, 1997

Real Estate Strategy

        We locate our new stores primarily in regional shopping malls and lifestyle centers. Lifestyle centers are generally located in affluent suburban areas and feature a clustered assortment of well-known specialty retailers, including bookstores and home goods retailers, other apparel retailers and full service restaurants, in an open-air format. Currently, approximately 58% of our full-line stores are located in traditional malls, 33% in lifestyle centers and 9% in street locations.

        We utilize a disciplined, fact-based site selection process to determine our store locations. We believe we are at a competitive advantage to other traditional retailers as we are able to collect significant amounts of data regarding the location and concentration of our customers through our direct segment. This data, combined with additional demographic research, helps us identify markets and target specific locations based on geographic clustering of our direct segment customers.

        After a specific location is identified, we evaluate the opportunity based on other factors, including attractiveness of economic and business terms of the lease, overall mix of tenants within the mall or center and proximity to direct competitors. Our real estate committee, comprised of our Chief Executive Officer, President and Chief Merchandising Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, Retail Stores and our Divisional Vice President of Real Estate, must approve each transaction before a lease is signed. We then contract the design, build-out and fixturing of the stores and coordinate directly with vendors and landlords during construction.

Customer Service

        Over the past 20 years, we have built a reputation and company-wide culture of providing superior customer service. We view customer service as a critical aspect of our business that can be consistently improved upon. Accordingly, we monitor service metrics for our call center operations, retail stores and distribution center on a daily basis.

        A central feature of our commitment to customer service is our unconditional return policy for all of our merchandise. A customer can return an item for any reason at any time through any channel, regardless of the point of purchase. We believe this policy builds customer loyalty and helps overcome any reluctance a customer may have to purchasing merchandise from catalogs or via the Internet.

        We have invested in management information systems that provide our associates with easy access to information, including customer purchasing histories, merchandise availability, product specifications, available substitutes and accessories and expected shipment dates, which allows our call center and retail sales associates to answer questions and deal with customer complaints directly.

        We have also established the following practices to provide consistently high levels of customer service through our direct channel:

  •
  All of our call center associates receive comprehensive instruction when they are hired and receive regular retraining, along with detailed product orientation and instruction on order processing. We also cross-train more experienced call center associates to communicate with customers on the live chat feature on our website;

  •
  Our toll-free telephone services may be accessed 21 hours a day, seven days a week and our website may be accessed 24 hours a day, seven days a week, to place orders, request a catalog or make merchandise, catalog, website or store location inquiries;

  •
  On average, we answer calls for catalog orders in less than eight seconds during peak ordering seasons, and we have consistently maintained a 99% answer rate, which measures the percentage of calls successfully connected to a call center representative;

  •
  We feature an instant help option on our website if a customer has questions about our products, navigating the site or placing and completing orders. Trained call center associates respond to inquiries in an average of 10 to 15 seconds through live-chat technology. Requests or questions sent by e-mail receive a personalized reply, rather than an automated response, in an average of 15 minutes; and

  •
  In each of our call centers, we employ specialized product experts who receive extensive product training and who can respond in real time to detailed product questions from customers.

        We have implemented several measures to ensure that we maintain our tradition of superior customer service in our retail stores:

  •
  We seek to hire our customers as retail sales associates. Our experience has been that our customers often make excellent employees because they are familiar with our brand, have personally experienced our commitment to customer service and fall within our consumer demographic, which allows them to relate effectively to other customers;

  •
  All of our retail sales associates undergo extensive employee orientation and training programs. These programs include detailed training on the Coldwater Creek "customers first" philosophy and instruction on our products, how to effectively sell and, for store managers, sales floor layout, presentation and supervisory skills;

  •
  We employ operations managers at each of our retail stores who are responsible for all back office activities, which allows our sales associates and store managers to devote their full attention to customers;

  •
  To ensure that merchandise is available in our stores when our customers want it, we recently installed an automated system in our distribution center to streamline our shipping process. We are now able to replenish all store locations in one to four days, with daily restocking at top-performing stores; and

  •
  We track store conversion rates, which measure the percentage of customers who enter a store who make a purchase. We gather hourly conversion data at each of our retail stores and reward our store managers based on improvements in their conversion rates.

Marketing and Promotion

        Our marketing and promotion initiatives focus on reinforcing our brand message and retaining our existing customers and attracting new customers. As we grow our business and broaden our retail footprint, we intend to increase our mass marketing initiatives to enhance national visibility of the brand.

        We believe our ability to effectively design and run each of our marketing and promotional programs is enhanced by our proprietary database of customer information, which includes demographic data, purchasing history by sales channel and their physical proximity to our existing and planned retail stores. This system allows us to segment our customer base according to many variables to analyze each segment's performance and buying patterns. We use the resulting information to adjust the frequency, timing and content of our various programs and promotions to maximize the productivity of each one.

        As we have moved to a multi-channel strategy we have implemented the following marketing and promotional initiatives to maximize purchases by our existing customers in all three of our channels, reinforce the Coldwater Creek brand, and encourage customer loyalty:

  •
  We place kiosks linked to our user-friendly, e-commerce website in our retail stores to encourage our customers to explore our website and, if they prefer, place their order over the Internet;

  •
  We prominently display our website address and the location of our retail stores in each of our catalogs;

  •
  We publicize our retail store openings utilizing cover wraps on local catalog mailings, announcement mailings and e-mails and various local advertising media;

  •
  We send customized e-mail messages alerting customers about special sales events and the arrival of new merchandise; and

  •
  We run certain promotional events in our direct and retail channels each month, which are designed to increase order size, clear seasonal merchandise or reactivate customers who have not recently shopped with us.

        In November 2003, we launched a multi-channel gift card to replace our gift certificate program. We also anticipate introducing a customer loyalty program in early 2005 that allows customers to earn and redeem award points through all our channels.

        As part of our e-commerce marketing initiatives, we participate in an affiliate website program. We select popular Internet search engines, consumer and charitable websites to promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our website in exchange for a commission based on net sales from referred customers.

        We also conduct a national magazine advertising campaign to reinforce awareness of Coldwater Creek as we open stores in new markets, draw the attention of potential direct customers and establish national visibility for our brand. We run full-page, color advertisements to promote our three channels in lifestyle and shelter publications consistent with the Coldwater Creek brand, including Better Homes and Gardens, Sunset, Country Living and Cooking Light. In Spring 2004, we will also begin testing these advertisements in local and regional publications in new and existing retail markets. In addition, in fiscal 2004 we expect to increase mailings targeted at customers who live within driving distance of our existing retail stores to drive traffic to those stores.

Information Technology

        We are committed to investing in our information systems to increase operating efficiency, provide superior customer service and support our anticipated growth. Our management information systems consist of a full range of selling channel solutions, including retail point-of-sale, catalog and e-commerce systems, financial and merchandising systems, including inventory planning, distribution and control, sales reporting, credit, accounts payable, merchandise reporting and logistics.

        Our systems allow us to monitor hourly and daily performance metrics in our direct and retail channels. These systems enable us to analyze the historical performance of individual merchandise items by various categories and have allowed us to realize increased accuracy in our product performance forecasting, and, as such, better manage our retail inventory, reduce product overstocks and backorders, increase our in-stock levels and realize additional logistic efficiencies.

        Our technical infrastructure provides for geographic diversity and redundant computing complexes to serve our growing and expanding multi-channel business. We have data centers located in three of our corporate facilities that provide for instant backup in the event of a telecommunications or systems failure. Our call center telecommunication system is designed to reduce the risk of telephone delays and capacity constraints and allows us to operate our call centers as a single "virtual call center". Calls coming into one location are automatically routed to the other locations if the load is too high or if a call center is unable to receive incoming calls due to factors such as natural disasters, power failures or systems problems. Additionally, we have call center capabilities in our Sandpoint, Idaho facility that we use to capture overflow traffic.

        We have also installed network and server load balancing devices that allow customer orders received on our e-commerce website to be routed to the least busy server farm and the least busy server in that farm. We use encryption technology to protect sensitive customer information transmitted on our website. We protect company sensitive information on our servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection.

        We expect to continue to make significant investments in our systems and infrastructure to support our retail store expansion, inventory management, merchandising, order taking and customer service, order fulfillment, marketing, product development and financial control and reporting and forecasting.

Competition

        The women's retail apparel market is highly competitive. Our competitors range from specialty apparel retailers, such as Chico's, Talbots and J. Jill, to small single-sales channel catalog, e-commerce and retail store companies. We also compete with national department stores, such as Bloomingdale's, Macy's, JC Penney, Dillards and Nordstrom, and with discount retailers that offer women's apparel and accessories, such as Kohl's and Target.

        We believe that we compete principally on the basis of the distinctive merchandise selection and superior customer service associated with the Coldwater Creek brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. With over 90% of women's apparel being purchased in retail stores in 2002, we believe that our retail store expansion will allow us to compete more effectively in the women's apparel market by providing this important aspect of the shopping experience to more of our customers. We also believe that our integrated, multi-channel strategy enhances our ability to compete by allowing our customers to choose the most convenient sales channel and allowing us to reach a broader audience in existing and in new markets and to continue to build Coldwater Creek into a nationally recognized brand.

Employees

        As of January 31, 2004, we had 1,467 full-time employees and 1,966 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Trademarks

        Our registered trademarks include Coldwater Creek®, Coldwater Creek Spirit® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to create and sustain demand for and market our merchandise.

Risk Factors

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

        The key driver of our growth strategy is our retail store expansion. We currently plan to open 45 new stores in fiscal 2004, including two stores opened in March 2004, and 40 to 50 new stores in fiscal 2005. We believe we will ultimately have 400 to 500 retail stores. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

  •
  Identify or secure premium retail space;

  •
  Negotiate site leases or obtain favorable lease terms for the retail store locations we identify; and

  •
  Avoid construction delays and cost overruns in connection with the build-out of new stores.

        Any miscalculations or shortcomings in the planning and control of our retail growth strategy could materially impact our results of operations and our financial condition.

We may continue to refine our retail store model, which could delay our planned retail store rollout and result in slower revenue growth.

        We have made numerous refinements in our retail store format since opening our first full-line store in 1999. Our retail model may undergo further refinements as we gain experience operating more stores. If we determine to make further refinements to our store model, it may delay the progress of our retail store rollout, which could slow our anticipated revenue growth. We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores that do not prove to be successful. Furthermore, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design and information and management systems, and we must continue to make these investments to maintain our current and future stores.

We may not select optimal locations for our retail stores, which could harm our net sales.

        The success of individual retail stores will depend to a great extent on locating them in desirable shopping venues in markets that include our target demographic. The success of individual stores may depend on the success of the shopping malls or lifestyle centers in which they are located. In addition, the demographic and other marketing data we rely on in determining the location of our stores cannot predict future consumer preferences and buying trends with complete accuracy. As a result, retail stores we open may not be profitable or may be less successful than we anticipate.

We may be unable to manage the costs associated with our catalog business, which could harm our results of operations.

        We incur substantial costs associated with our catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Most of these costs are incurred prior to mailing. As a result, we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could result in lower profits for our catalog business to the extent we are unable to pass these costs onto our customers or implement more cost effective printing, mailing or distribution systems. Because our catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Response rates to our catalogs could decline, which would negatively impact our net sales and results of operations.

        Response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected by factors beyond our control such as changing consumer preferences, willingness to purchase goods through catalogs, weak economic conditions and uncertainty, and unseasonable weather in key geographic markets. A portion of our catalog mailings are to prospective customers. These mailings generally have lower and less predictable response rates than mailings to our existing customers. Additionally, it has become more difficult for us and other direct retailers to obtain quality prospecting mailing lists, which may limit our ability to maintain the size of our active catalog customer list. Lower response rates could result in lower-than-expected full-price sales and higher-than-expected clearance sales at substantially reduced margins.

Our direct segment sales may decline if we are unable to mail our catalogs in a timely manner.

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

Consumers concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

        Our e-commerce business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, our e-commerce net sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches.

We may be unable to manage expanding operations and the complexities of our multi-channel strategy, which could harm our results of operations.

        During the past few years, with the implementation of our multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and will continue to result in increased demands on our managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to continue, among other things, to:

  •
  improve and integrate our management information systems and controls, including installing and integrating a new inventory management system;

  •
  expand our distribution capabilities;

  •
  attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees; and

  •
  obtain sufficient manufacturing capacity from vendors to produce our merchandise.

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

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet our quality standards, we may lose customer sales and our reputation may suffer.

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

Our increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

        As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

  •
  burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulation, and the availability of quotas, as well as credit assurances we are required to provide to foreign vendors;

  •
  declines in the relative value of the U.S. dollar to other foreign currencies;

  •
  failure of foreign vendors to adhere to our quality assurance standards or our standards for conducting business;

  •
  changing or uncertain economic conditions, political uncertainties or unrest, or epidemics or other health or weather-related events in foreign countries resulting in the disruption of trade from exporting countries; and

  •
  restrictions on the transfer of funds or transportation delays or interruptions.

We may be unable to fill customer orders efficiently, which could harm customer satisfaction.

        If we are unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. We are subject to, among other things:

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

Our quarterly results of operations fluctuate and may be negatively impacted by a failure to predict sales trends and by seasonal influences.

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

        Our future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Melvin Dick, Executive Vice President and Chief Financial Officer; and Dan Griesemer, Executive Vice President, Retail Stores. The loss of any of these individuals or other key personnel could have a material adverse effect on our business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $11.36 per share and $5.37 per share, respectively, during the fiscal year ended February 1, 2003, and were $14.71 per share and $5.86 per share, respectively, during our 2003 fiscal year. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

Item 2. PROPERTIES

        Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of January 31, 2004 are set forth below:

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	One Coldwater Creek Drive Sandpoint, Idaho	Owned	231,000 sq. ft.
East Coast Operations Center, including Distribution and Call Center	100 Coldwater Creek Drive Mineral Wells, W. Virginia	Leased	600,000 sq. ft.
Coeur d'Alene, Idaho Call Center	751 West Hanley Avenue Coeur d'Alene, Idaho	Leased	60,000 sq. ft.
66 Full-Line Retail Stores(a)	Various U.S. Locations	Leased	421,000 sq. ft.
16 Outlet Stores(b)	Various U.S. Locations	Leased	102,000 sq. ft.
2 Resort Stores(c)	Sandpoint, ID and Jackson, WY	Leased	34,000 sq. ft.

(a)
Our full-line retail stores are generally between approximately 4,000 and 9,000 square feet, with six smaller-sized stores between approximately 3,000 to 4,000 square feet. As of January 31, 2004, our full-line retail stores averaged approximately 6,380 square feet per store. Our retail store leases generally have base terms between five and ten years.

(b)
Our outlet stores are generally between approximately 5,000 and 7,500 square feet, and averaged approximately 6,300 square feet as of January 31, 2004. Our outlet store leases generally have base terms of five years.

(c)
Our two resort stores average approximately 17,000 square feet, and the base terms of these leases will expire in 2006 and 2004.

        We believe that our corporate offices, distribution center and call centers will meet our operational needs for the foreseeable future. Our distribution center was designed to allow us to expand up to an aggregate of 930,000 square feet, as needed. We intend to expand capacity at our distribution center in fiscal 2005 and fiscal 2006 to support our expanding retail store base.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

Government Regulation

        Our direct business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While we believe we are in material compliance with these regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect our operations.

        We collect sales taxes from customers transacting purchases in states in which we have physically based some portion of our retailing business. We also pay applicable corporate income, franchise and other taxes, to states in which retail or outlet stores are physically located. Upon entering a new state, we accrue and remit the applicable taxes. As we open more retail stores, we will be subject to an increasing number of state and local taxing jurisdictions. In addition, we accrue use taxes on catalogs used in our stores or at our corporate headquarters or sent to customers with shipments from our distribution center. Although we believe we have properly accrued for these taxes based on our current interpretation of the tax code, state taxing authorities may challenge our interpretation. Failure to properly determine or to timely remit these taxes may result in additional interest and related penalties being assessed.

        Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers, and we may be subject to these attempts in states in which we have no physical presence. However, the U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

        Many of our products are manufactured outside the United States and are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products we are allowed to import or increase the cost of such products. To date, we have not been restricted by quotas in the operation of our business, and customs duties have not comprised a material portion of the total cost of most of our products. As we expand our retail operations and begin to source more merchandise overseas, however, our business may be impacted by quotas and the imposition of customs duties or tariffs. We are also subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign activities, with respect to our product sourcing.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended January 31, 2004.

MANAGEMENT

        The table below sets forth the current name, age and position of our directors and executive officers as of January 31, 2004:

Name	Age	Positions held
Dennis C. Pence(a)	54	Chairman of the Board of Directors, Secretary and Chief Executive Officer
Georgia Shonk-Simmons	52	President, Chief Merchandising Officer and Director
Melvin Dick	50	Executive Vice President and Chief Financial Officer
Dan Griesemer	44	Executive Vice President, Retail Stores
James Brownell	46	Senior Vice President and Chief Information Officer
Karen Reed	40	Senior Vice President of Marketing
Duane A. Huesers	48	Vice President of Finance
Ann Pence	54	Director, Vice Chairman of the Board of Directors
James R. Alexander(b)(c)(e)	61	Director
Michelle Collins(b)(c)	43	Director
Curt Hecker(a)(b)(c)(e)	43	Director
Warren R. Hashagen(d)(e)	53	Director
Robert H. McCall(a)(b)(e)	58	Director

(a)
Member of the Executive Committee

(b)
Member of the Audit Committee

(c)
Member of the Compensation Committee

(d)
Mr. Hashagen was appointed to the Audit Committee in March 2004.

(e)
Member of the Nominating Committee which the Company's Board of Directors established in April 2004.

        Dennis C. Pence co-founded Coldwater Creek in 1984 and has served as a Director since our incorporation in 1988, serving as the Board's Chairman since July 1999 and as our Vice-Chairman prior to that. Since September 26, 2002 as well as from 1984 through December 2000, Mr. Pence has served as our Chief Executive Officer. From June 4, 2002 to September 25, 2002, he provided his executive management services to us. From January 5, 2002 to June 3, 2002, Mr. Pence served as our Interim Chief Financial Officer and Treasurer; he was semi-retired prior to that through all of 2001. Mr. Pence has also served as Chairman of the Board's Executive Committee since its formation on May 20, 2000 and, as Secretary since July 1998. From 1984 through 2000, Mr. Pence also served as our President. From April 1999 to December 2000, he was also the President of our Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products. Mr. Pence also serves as a Board member of Panhandle State Bank. Dennis Pence and Ann Pence were formerly married to each other.

        Georgia Shonk-Simmons has served as a Director, as well as our President, since January 1, 2001. Since September 26, 2002, Ms. Shonk-Simmons has served as our Chief Merchandising Officer. From January 1, 2001 to September 25, 2002, Ms. Shonk-Simmons served as our Chief Executive Officer.

From April 1999 to December 2000, Ms. Shonk-Simmons served as President of our Catalog & Retail Sales Division. Ms. Shonk-Simmons joined us as Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., a publicly held international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

        Melvin Dick has served as our Executive Vice President and Chief Financial Officer since June 2002. Prior to joining Coldwater Creek, Mr. Dick was employed by and was a partner at Arthur Andersen LLP from 1975 through May 2002. While at Arthur Andersen LLP he held a number of progressively responsible positions including serving as the global managing partner of Andersen's technology, media and communications practice and as a member of Andersen's Worldwide Board of Partners.

        Dan Griesemer has served as our Executive Vice President, Retail Stores since April 7, 2004 and, prior to that, as our Senior Vice President of Retail since October 1, 2001. Prior to joining Coldwater Creek, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap Inc. From 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

        James Brownell has been our Senior Vice President and Chief Information Officer since November 2003. From November 2000 through October 2002, Mr. Brownell was Senior Vice President/Chief Information Officer for Williams-Sonoma, where he was responsible for all information technology and systems development in the company's 450 retail stores, as well as its direct sales channel. Before joining Williams-Sonoma, Mr. Brownell served as Vice President/Information Technology for the Gap Inc. until March 2000. In addition, Mr. Brownell has held executive positions in information technology with J. Crew and Toys "R" Us.com.

        Karen Reed has served as our Senior Vice President of Marketing since November 2001 and, prior to that, as our Vice President of Internet Sales since September 1999. From March 1997 to September 1999, Ms. Reed served as our Vice President of Marketing and from 1995 to 1997 as our Director of Circulation. From 1992 to 1995, Ms. Reed served as our Circulation Manager. Prior to joining Coldwater Creek, from 1988 to 1990, Ms. Reed served as a computer programmer for Serac, a ski clothing manufacturer. Prior to that, she worked in the accounting profession in various capacities. Ms. Reed has informed us that she intends to retire from Coldwater Creek during the second quarter of fiscal 2004. Following her retirement, Mr. Pence will assume her reponsibilities until we hire a replacement for this position.

        Duane A. Huesers has served as our Vice President of Finance since September 2002. His duties include all controllership, external reporting and other finance related matters. Prior to joining Coldwater Creek, Mr. Huesers had a 25-year career in the retail industry, most recently with Tuesday Morning Corporation where he served as Vice President of Finance. Prior to that, Mr. Huesers served as Vice President and Controller for the Maison Blanche department store chain, as well as Senior Vice President and Chief Financial Officer for BOOKSTOP, Inc.

        Ann Pence co-founded Coldwater Creek in 1984, and served as our Executive Creative Director until September 1, 2002 when she retired. Ms. Pence has served as a Director since our incorporation in 1988, serving as the Board's Vice Chairman since July 1999 and as our Chairman prior thereto. Prior to co-founding Coldwater Creek, Ms. Pence had an eleven year career in retail advertising, and was employed by Macy's California from 1974 to 1982 where her final position was Copy Director. Dennis Pence and Ann Pence were formerly married to each other.

        James R. Alexander has served as a Director since March 2000, as well as a member of the Board's Audit Committee since July 2000, a member of the Board's Compensation Committee since November 9, 2002 and as Chairman of Board's Nominating Committee since April 2004. From July 2000 to July 2001, Mr. Alexander also served as a member of the Board's Compensation Committee. Mr. Alexander had previously served as a Director, as well as Chairman of the Board's Compensation Committee, from 1994 to 1998 before declining to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 20 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is President of Alexander & Co., LLC.

        Michelle Collins has served as a Director, as well as a member of the Board's Compensation Committee, since September 1997 and as a member of the Board's Audit Committee since November 9, 2002. In January 1998, Ms. Collins co-founded Svoboda, Collins L.L.C, a private equity firm, for which she serves as Managing Director. Ms. Collins also serves as a director on the boards of directors of CDW Corporation, a publicly held provider of technology solutions for businesses, government agencies and educational institutions, and Molex Incorporated, a publicly held manufacturer of electronic, electrical and fiber optic interconnection products and systems, as well as a number of privately held companies.

        Warren R. Hashagen has served as a Director since September 2003, as a member of the Board's Audit Committee since March 2004 and as a member of the Board's Nominating Committee since April 2004. Prior to his retirement in 2001, Mr. Hashagen was Senior Vice President, International of Gap Inc., a position he held since 1999, and was Senior Vice President, Finance and Chief Financial Officer of Gap Inc. between 1995 and 1999. He held various other finance and accounting positions at Gap Inc. from 1982 to 1995, including Senior Vice President, Finance between 1992 and 1995.

        Curt Hecker has served as a Director, as well as a member of the Board's Audit Committee, since August 1995 and as a member of the Board's Nominating Committee since April 2004. Mr. Hecker has also served as Chairman of the Board's Compensation Committee and as a member of the Board's Executive Committee since July 2001. Since October 1997, Mr. Hecker has served as President, Chief Executive Officer and a Board member of publicly held Intermountain Community Bancorp as well as Chief Executive Officer and a Board member of Panhandle State Bank, Intermountain Community Bancorp's wholly-owned subsidiary. From August 1995 to October 2001, Mr. Hecker also served as President of Panhandle State Bank. Prior to joining Panhandle State Bank, Mr. Hecker held various management positions with West One Bank.

        Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994, as Chairman of the Board's Audit Committee since February 1995 and as a member of the Board's Nominating Committee since April 2004. Mr. McCall has also served as a member of the Board's Executive Committee since its formation on May 20, 2000. From February 1995 to July 2000, Mr. McCall also served as a member of the Board's Compensation Committee. Since 1981, Mr. McCall has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

        Our common stock has been quoted on the Nasdaq National Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On January 31, 2004, we had 153 stockholders of record and 24,166,201 shares of $0.01 par value common stock outstanding. On December 19, 2002 and on August 4, 2003, our Board of Directors declared 50% stock dividends, each having the effect of a 3-for-2 stock split, on our issued and outstanding common stock. The new shares were distributed on January 30, 2003 and on September 9, 2003, respectively. The stock prices below reflect the effect of these two stock dividends

        The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2003:
First Quarter	$8.29	$5.86
Second Quarter	11.92	5.94
Third Quarter	13.10	9.29
Fourth Quarter	14.71	11.00
Fiscal 2002:
First Quarter	$10.31	$7.32
Second Quarter	11.36	6.52
Third Quarter	7.09	5.37
Fourth Quarter	8.94	6.30
Fiscal 2001:
First Quarter	$10.88	$8.09
Second Quarter	12.52	8.83
Third Quarter	11.98	7.56
Fourth Quarter	11.96	5.84

        We have never paid any cash dividends on our common stock and do not expect to declare cash dividends in the foreseeable future. Additionally, we are currently restricted from paying cash dividends under our credit facility.

Equity Compensation Plans

        The following table summarizes our equity compensation plans that have been approved by the stockholders as of January 31, 2004. We do not have any equity compensation plans that have not been approved by the stockholders

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders:
1996 Stock Option/Stock Issuance Plan	1,720,105	$8.99	630,116
Employee Stock Purchase Plan	NA	NA	1,460,264

Item 6. SELECTED FINANCIAL AND OPERATING DATA

        The selected financial and operating data in the following table sets forth (i) balance sheet data as of January 31, 2004 and February 1, 2003 and statement of operations data for the respective 12-month and 11-month periods then ended, derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K Annual Report, (ii) balance sheet data as of March 2, 2002 and statement of operations data for the fiscal year ended March 2, 2002, derived from our consolidated financial statements audited by Arthur Andersen LLP, independent auditors who have ceased operations, which are included elsewhere in this Form 10-K Annual Report, (iii) balance sheet data as of March 3, 2001 and February 26, 2000, and statement of operations data for the fiscal years ended and March 3, 2001 and February 26, 2000, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein and (iv) selected operating data as of and for the periods indicated. The information below should be read in conjunction with "Item 7—Management's Discussion and Analysis" and "Item 8—Consolidated Financial Statements" included elsewhere.

	Fiscal Years Ended(a)
	January 31, 2004	February 1, 2003	March 2, 2002	March 3, 2001	February 26, 2000
	(52 weeks)	(48 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
	(in thousands except per share data)
Statement of Operations Data:
Net sales	$518,844	$473,172	$464,024	$458,445	$361,566
Cost of sales	316,026	284,406	272,665	255,187	196,281

Gross profit	202,818	188,766	191,359	203,258	165,285
Selling, general and administrative expenses	182,210	173,330	188,902	182,770	143,553

Income from operations	20,608	15,436	2,457	20,488	21,732
Interest, net, and other	(93)	170	483	1,114	864
Gain on sales of Milepost Four assets	—	—	—	—	826

Income before provision for income taxes	20,515	15,606	2,940	21,602	23,422
Provision for income taxes	8,037	6,249	1,140	8,364	9,251

Net income	$12,478	$9,357	$1,800	$13,238	$14,171

Net income per share—Basic(b)	$0.52	$0.39	$0.08	$0.56	$0.62

Weighted average shares outstanding—Basic(b)	24,074	23,898	23,832	23,619	23,031

Net income per share—Diluted(b)	$0.51	$0.39	$0.07	$0.54	$0.59

Weighted average shares outstanding— Diluted(b)	24,407	24,098	24,323	24,507	23,823

Selected Channel Data(c):
Net Sales:
Catalog business	$175,912	$200,157	$246,048	$300,723	$319,710
E-commerce business	148,308	144,838	141,873	112,399	28,970

Retail store business	194,624	128,177	76,103	45,323	12,886
Selected Operating Data:
Total catalogs mailed	117,784	136,000	161,000	183,600	139,800
Total active customers(d)	2,601	2,700	2,600	2,600	2,200
Number of full-line retail stores at period end(e)	68	43	29	10	4
Average square feet per store(e)	6,700	7,600	8,200	10,300	13,500
Balance Sheet Data:
Cash and cash equivalents	$45,754	$26,630	$4,989	$4,600	$7,533
Working capital	50,738	37,365	26,679	42,954	36,735
Total assets	210,657	187,647	169,247	150,890	122,870
Total debt(f)	—	—	—	—	—
Stockholders' equity	119,797	105,963	94,928	96,135	76,570

(a)
References to a fiscal year refer to the calendar year in which the fiscal year commences. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies. Accordingly, our 2002 fiscal year consisted of an 11-month transition period. In addition, our floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. For the fiscal years presented above, only our fiscal year ended March 3, 2001 reflects an incremental fifty-third week.

(b)
The weighted average shares outstanding and net income per share amounts reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively.

(c)
Beginning with our first quarter of fiscal 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We have reclassified prior period financial statements on a consistent basis for fiscal years 2002, 2001 and 2000 only. Due to information systems limitations, we did not reclassify periods prior to fiscal 2000 because it was not practicable for us to do so. In addition, management believes that the reclassification of these periods would be immaterial.

(d)
An "active customer" is defined as a customer who purchased merchandise from us through any of our sales channels during the 12-month period preceding the end of the period indicated. Active customers do not include retail customers who have not provided identifying information to us.

(e)
Excludes outlet stores and includes our two resort stores.

(f)
We currently have a $60 million unsecured revolving line of credit, and, as of the date of this report, we have not borrowed under this facility.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We currently operate in two reportable segments, our direct segment and our retail segment. Beginning in the quarter ended May 3, 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We made these reclassifications to reflect the manner in which our segments are currently managed. We have reclassified prior period financial statements on a consistent basis for fiscal years 2002, 2001 and 2000. These reclassifications had no impact on our consolidated net sales, net income, retained earnings or cash flows for any period. Due to information system limitations, we did not reclassify periods prior to fiscal 2000 because it was not practicable for us to do so. In addition, management believes that the reclassification of these prior periods would be immaterial.

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

Coldwater Creek Profile

        Coldwater Creek is a multi-channel, specialty retailer of women's apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 30 and 60, with household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

        Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During fiscal 2003, we mailed 117.8 million catalogs. We launched our full-scale e-commerce website, www.coldwatercreek.com, in 1999 to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. We currently have a database of over 2.2 million e-mail addresses to which we regularly send customized e-mails.

        We expect our retail business, which represented approximately 38% of our total net sales in fiscal 2003, to be the key driver of our growth strategy. As of January 31, 2004, we operated 66 full-line retail stores, 25 of which were opened in fiscal 2003, as well as two resort stores and 16 merchandise clearance outlet stores in 51 markets. We currently plan to open 45 new stores in fiscal 2004, including two stores opened in March 2004, and 40 to 50 new stores in fiscal 2005. Over the past four years, we have been refining our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

  •
  introducing a scaleable retail store model for national rollout;

  •
  enhancing the management team, particularly in our retail segment, by hiring key members of management with extensive retail experience;

  •
  focusing our merchandise offering by refining our product assortment and increasing our investment in key items; and

  •
  integrating our retail and direct merchandise planning and inventory management functions to maintain fashion continuity and brand integrity across all channels.

Direct Segment Operations

        Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $324.2 million in net sales, or 62.5% of our total net sales, for fiscal 2003. As we continue to rollout our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity and an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

Our Catalogs

        For fiscal 2003, our catalog business generated $175.9 million in net sales, or 33.9% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they have increasingly generated lower response rates and contributed fewer sales than mailings to our existing customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. We expect to continue to reduce our catalog circulation, particularly to prospective customers, which we believe will continue to have a positive impact on our selling, general and administrative expenses. Although we anticipate losing some potential prospect sales, we believe that optimizing the level of our mailings to prospective customers will have an overall positive impact on our net income.

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

        In fiscal 2003, our e-commerce net sales were $148.3 million and represented 28.6% of total net sales. As of January 31, 2004, we had over 2.2 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website. This affiliate program serves as an effective tool in prospecting for new customers.

Retail Segment Operations

        Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel generated $194.6 million in net sales, or 37.5% of total net sales, for fiscal 2003.

Full-Line Stores

        We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 400 to 500 stores in up to 275 to 300 identified markets nationwide over the next six to eight years. At January 31, 2004 we operated 66 stores and we currently plan to open 45 new stores in fiscal 2004, including two stores opened in March 2004. We have identified suitable locations for these planned stores and believe we will be able to complete our 2004 expansion plans with available working capital. In 2005, we currently plan to open 40 to 50 new stores, and are in the process of securing appropriate sites for these stores.

        After 2005 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific rollout plan beyond a two-year horizon. We continually reassess our store rollout plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

        Our core new store model, which we introduced in the second half of 2002, consists of 5,000 to 6,000 square foot stores. These stores reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design and have reduced our initial capital investment per store compared to previously opened stores. This model assumes an average initial net investment per store of approximately $560,000 and anticipates net sales per square foot of approximately $500 in the third year of operations. For fiscal 2003, our 41 full-line stores that had been open at least 13 months averaged 7,207 square feet and net sales per square foot of $460. Most of these stores have been open for one to two years.

        We are also introducing a smaller store model of 3,000 to 4,000 square foot stores. We have designed these stores to access smaller markets and to increase our presence in larger metropolitan markets. This model assumes an average initial net investment per store of approximately $400,000 and anticipates net sales per square foot of approximately $600 in the third year of operations. We currently have six stores open in this model, none of which has been open for a full year.

Outlet Stores and Resort Stores

        We currently operate 16 outlet stores where we sell excess inventory. We plan to open three outlet stores in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson Hole, Wyoming.

Results of Operations

        The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Fiscal Year Ended
	Jan. 31, 2004 (52 weeks)	Feb. 1, 2003 (48 weeks)	March 2, 2002 (52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	60.1	58.8

Gross profit	39.1	39.9	41.2
Selling, general and administrative expenses	35.1	36.6	40.7

Income from operations	4.0	3.3	0.5
Interest, net, and other	0.0	0.0	0.1

Income before provision for income taxes	4.0	3.3	0.6
Income tax provision	1.5	1.3	0.2

Net income	2.4%	2.0%	0.4%

Comparison of the Twelve-Month Period Ended January 31, 2004 with the Eleven-Month Period Ended February 1, 2003

Consolidated Results of Operations

        Fiscal year 2002 was an 11-month transition period attributable to the change in our fiscal year end as of February 1, 2003. To assist the reader, the following discussions first compare a 12-month fiscal year 2003 with an 11-month fiscal year 2002, including the amount attributed to the fact that there was one less month in fiscal 2002. The remaining discussions compare the 12-month fiscal 2003 with the comparable 12-month period ended February 1, 2003.

        The table below is provided to assist the reader in assessing differences in our overall fiscal 2003 and 2002 performance and sets forth our results of operations for the periods indicated below:

	11 Months Ended February 1, 2003 (1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended February 1, 2003 (unaudited)	12 Months Ended January 31, 2004 (1)
	(in thousands)
Net sales	$473,172	$28,283	$501,455	$518,844
Cost of sales	284,406	18,111	302,517	316,026

Gross profit	188,766	10,172	198,938	202,818
Selling, general and administrative expenses	173,330	12,617	185,947	182,210

Income (loss) from operations	15,436	(2,445)	12,991	20,608
Interest, net, and other	170	18	188	(93)

Income (loss) before provision for income taxes	15,606	(2,427)	13,179	20,515
Income tax provision (benefit)	6,249	(939)	5,310	8,037

Net income (loss)	$9,357	$(1,488)	$7,869	$12,478

(1)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        Net Sales.    Our consolidated net sales for the 12-month fiscal 2003 were $518.8 million, an increase of $45.7 million, or 9.7%, compared with consolidated net sales of $473.2 million during the 11-month fiscal 2002. We attribute $28.3 million of the $45.7 million increase in our consolidated net sales to the fact that there was one less month in fiscal 2002 than in fiscal 2003.

        Our consolidated net sales for the 12-month fiscal 2003 increased $17.4 million, or 3.5%, compared with consolidated net sales of $501.5 million during the comparable 12-month period ended February 1, 2003. This increase is primarily due to incremental net sales of $47.9 million contributed by our retail expansion and, to a lesser extent, to improved direct segment sales returns. In fiscal 2003, our direct segment sales returns expressed as a percentage of gross sales declined by 2.1 percentage points from the comparable 12-month period ended February 1, 2003. These positive impacts were partially offset primarily by a decrease of $30.1 million, or 17.2%, in full-price net sales by our direct segment's catalog business. Please refer to our discussions titled "Comparison of the Twelve-Month Period Ended January 31, 2004 with the Eleven-Month Period Ended February 1, 2003—Consolidated Results of Operations—Operating Segment Results" below for further details.

        Gross Profit Dollars.    Our consolidated gross profit dollars for the 12-month fiscal 2003 were $202.8 million, an increase of $14.1 million, or 7.4%, compared with consolidated gross profit dollars for the 11-month fiscal 2002 of $188.8 million. We attribute $10.2 million of the $14.1 million increase in consolidated gross profit to the fact that there was one more month in fiscal 2003 than in fiscal 2002.

        Our consolidated gross profit dollars for the 12-month fiscal 2003 increased $3.9 million, or 2.0%, compared with consolidated gross profit dollars of $198.9 million during the comparable 12-month period ended February 1, 2003. The increase in our consolidated gross profit dollars was primarily attributable to the increase in consolidated net sales.

        Gross Profit Rate.    Our consolidated gross profit rate for the 12-month fiscal 2003 decreased to 39.1% from 39.9% for the 11-month fiscal 2002 and from 39.7% for the comparable 12-month period ended February 1, 2003. This decrease was primarily due to a reduction in merchandise margins of

2.3 percentage points on full-price sales from our catalog and e-commerce businesses as we undertook promotional campaigns to reactivate customers and increase average units per order in our direct segment. Our gross profit rate was also negatively impacted by an increase in the percentage of total net sales contributed by clearance sales compared with full-price sales. Clearance sales comprised approximately 15% of our total net sales in fiscal 2003 and approximately 14% of our total net sales in the comparable 12-month period ended February 1, 2003. We have discontinued many of our promotional campaigns in our direct segment. Additionally, we believe that our inventory levels are now aligned with our retail store growth strategy and do not anticipate disposition activities beyond those typically encountered by retailers. Consequently, we expect that our gross profit rate will stabilize and we believe that we observed this trend commence in our fiscal 2003 fourth quarter.

        These negative impacts on our gross profit rate were partially offset primarily by improved merchandise margins on clearance sales and, to a lesser extent, by improved merchandise margins on full-price retail store sales, and by improved leveraging of retail store occupancy costs. The merchandise margins on our clearance sales improved by 8.0 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We attribute this positive change to our focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate. The merchandise margins on our full-price retail store sales increased by 1.7 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We attribute our improved margins on full-price retail sales to our decision to reduce the number of days merchandise is discounted before it is moved to our outlet stores. Our gross profit rate for the 12-month fiscal 2003 was positively impacted by an improvement of 1.1 percentage points in the leveraging of our full-line retail store occupancy costs from the comparable 12-month period ended February 1, 2003. We were able to leverage our retail store occupancy costs primarily due to improved net sales at our retail stores.

        We recognized $3.1 million of vendor rebates during the 12-month fiscal 2003 versus $2.0 million in both the 11-month fiscal 2002 and the comparable 12-month period ended February 1, 2003. These rebates were credited to cost of sales as the related merchandise was sold.

        Selling, General and Administrative Expenses.    Our consolidated selling, general and administrative expenses for the 12-month fiscal 2003 were $182.2 million, an increase of $8.9 million, or 5.1%, over the 11-month fiscal 2002. We attribute $12.6 million in selling, general and administrative expenses to the fact that there was one more month in fiscal 2003 than in fiscal 2002. We mailed 117.8 million catalogs during the 12-month fiscal 2003 compared with 136.2 million during the 11-month fiscal 2002.

        Our consolidated selling, general and administrative expenses for the 12-month fiscal 2003 decreased $3.7 million, or 2.0%, compared with consolidated selling, general and administrative expenses of $185.9 million during the comparable 12-month period ended February 1, 2003. Our consolidated selling, general and administrative expenses were positively impacted by reduced costs associated with catalog mailings of approximately $15.1 million. We decreased our catalog mailings by 19.0%, to 117.8 million in the 12-month fiscal 2003 from 145.4 million in the comparable 12-month period ended February 1, 2003. Additionally, the fiscal 2002 consolidated selling, general and administrative expenses included costs of approximately $0.9 million associated with settling a dispute with a former merchandise vendor.

        These positive impacts were partially offset by increased personnel costs associated with our retail expansion and, to a lesser extent, an accrual of approximately $1.4 million (pre-tax) for expected sales tax liabilities. Personnel costs impacting our consolidated selling, general and administrative expenses associated with our retail expansion increased $12.6 million, or 37.1%, for the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. The personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. The majority of the $1.4 million (pre-tax) sales tax accrual resulted from an error in our

Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as the GST. Canada allows refunds for GST paid by retailers, as it imposes a value-added tax that is collected from the consumer or user of the goods and services purchased. During the fiscal 2003 third quarter, we discovered we had included Canadian provincial sales tax in our GST refund claims. The provincial sales taxes we were including are not refundable. Since discovering this, we have properly filed our current GST refund claims and we have accrued the amount of taxes we estimate we will need to pay back to Canada. Also, we accrued for sales taxes we estimate are payable to certain counties in one state in which we have a retail presence but did not collect sufficient sales taxes from our customers. This accrual is included in the $1.4 million (pre-tax) amount.

        Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.    Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales decreased to 35.1% for 12-month fiscal 2003 from 36.6% for the 11-month fiscal 2002 and from 37.1% for the comparable 12-month period ended February 1, 2003. This improvement is primarily due to our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings during fiscal 2003 compared with both the 11-month fiscal 2002 and the comparable 12-month period ended February 1, 2003. We generally realize better response rates to mailings to our existing customers than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings. The percentage of mailings to our existing customers increased 7.8 percentage points in fiscal 2003 from the 11-month fiscal 2002. The percentage of mailings to our existing customers increased 7.0 percentage points in fiscal 2003 from the comparable 12-month period ended February 1, 2003.

        Other Operating Data.    Our mailing list grew to 15.6 million names at January 31, 2004 from 14.0 million names at February 1, 2003. Also, our proprietary e-mail address database consisted of 2.2 million names at January 31, 2004 compared with 1.8 million names at February 1, 2003. Our active customers declined slightly to 2.6 million at January 31, 2004 from 2.7 million at February 1, 2003. Our active customers are those customers who have purchased merchandise from us through any of our three sales channels during the preceding 12 months. Active customers do not include retail customers who have not provided identifying information to us.

        Income Tax Rate.    For fiscal 2003 our consolidated provision for income taxes was $8.0 million, an increase of $1.8 million, or 28.6%, compared with a consolidated provision for income taxes of $6.2 million for the 11-month fiscal 2002. Our effective income tax rate for fiscal 2003 decreased to 39.1% from 40.0% for the 11-month fiscal 2002. The increase in our income tax expense was primarily the result of higher pre-tax income. The decrease in our effective income tax rate was lower because we reversed an accrual for approximately $0.2 million related to certain income taxes that we determined would not ultimately be due.

Operating Segment Results

        Net Sales.    The table below is provided to assist the reader in assessing differences in our fiscal 2003 and 2002 net sales by business channel and sets forth our net sales by business channel for the periods indicated below:

	11 Months Ended February 1, 2003 (1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended February 1, 2003 (unaudited)	12 Months Ended January 31, 2004 (1)
	(in thousands)
Catalog	$200,157	$11,988	$212,145	$175,912
Internet	144,838	10,224	155,062	148,308

Direct	344,995	22,212	367,207	324,220
Retail	128,177	6,071	134,248	194,624

Total	$473,172	$28,283	$501,455	$518,844

(1)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our net sales by segment for the 12-month fiscal 2003 compared with the 11-month fiscal 2002:

					Change
	February 1, 2003 (11-months) (1)	% of Total	January 31, 2004 (12-months) (1)	% of Total
					$	%
	(in thousands)
Catalog	$200,157	42.3%	$175,912	33.9%	$(24,245)	(12.1)%
Internet	144,838	30.6%	148,308	28.6%	3,470	2.4%

Direct	344,995	72.9%	324,220	62.5%	(20,775)	(6.0)%
Retail	128,177	27.1%	194,624	37.5%	66,447	51.8%

Total	$473,172	100.0%	$518,844	100.0%	$45,672	9.7%

(1)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our net sales by segment for the 12-month fiscal 2003 compared with the comparable 12-month period ended February 1, 2003:

					Change
	February 1, 2003 (12-months) (unaudited)	% of Total	January 31, 2004 (12-months) (1)	% of Total
					$	%
	(in thousands)
Catalog	$212,145	42.3%	$175,912	33.9%	$(36,233)	(17.1)%
Internet	155,062	30.9%	148,308	28.6%	(6,754)	(4.4)%

Direct	367,207	73.2%	324,220	62.5%	(42,987)	(11.7)%
Retail	134,248	26.8%	194,624	37.5%	60,376	45.0%

Total	$501,455	100.0%	$518,844	100.0%	$17,389	3.5%

(1)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        Our direct segment's net sales decreased $20.8 million, or 6.0% in the 12-month fiscal 2003 from the 11-month fiscal 2002. Our direct segment's net sales decreased $43.0 million, or 11.7% in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We primarily attribute this decrease to our strategic decision to mail 27.6 million, or 19.0% fewer catalogs in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. Also, we believe that our direct segment has been adversely impacted by a continuing softness in the direct mail business.

        We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due to a higher percentage of mailings to our existing customers. The percentage of mailings to our existing customers increased 7.0 percentage points in fiscal 2003 from the comparable 12-month period ended February 1, 2003. We believe that our e-commerce business's net sales were not as severely impacted by the decrease in catalog mailings primarily due to our continued efforts to reduce our e-commerce business's dependence on our catalogs as an advertising medium. For example, we continued to participate in a net sales commission-based "affiliate" website program in which numerous popular search engines and consumer and charitable websites provide access to our website.

        Our retail segment's net sales increased $66.5 million, or 51.8%, in the 12-month fiscal 2003 from the 11-month fiscal 2002. We attribute $6.1 million of this increase to the fact there was one less month in fiscal 2002 than in fiscal 2003. Our retail segment's net sales increased $60.4 million, or 45.0%, in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We primarily attribute this increase to net sales of $33.3 million contributed by the 25 full-line retail stores that we opened during fiscal 2003 and, to a lesser extent, $14.6 million contributed by full-line retail stores that were opened during only a portion of the 12-month period ended February 1, 2003, but were open during the entirety of the 12-month fiscal 2003. Collectively, these two amounts total $47.9 million and represent the net sales contribution of our retail expansion.

        Operating Contribution.    The table below is provided to assist the reader in assessing differences in our fiscal 2003 and 2002 operating contribution by segment and sets forth our operating contribution by segment for the periods indicated below:

	11 Months Ended February 1, 2003 (1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended February 1, 2003 (unaudited)	12 Months Ended January 31, 2004 (1)
	(in thousands)
Direct	$52,134	$2,165	$54,299	$49,069
Retail	8,292	(674)	7,618	22,775
Corporate and other	(44,990)	(3,936)	(48,926)	(51,236)

Consolidated income from operations	$15,436	$(2,445)	$12,991	$20,608

(1)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our operating contribution by segment for the 12-month fiscal 2003 compared with the 11-month fiscal 2002:

							Change
	February 1, 2003 (11-months) (4)			January 31, 2004 (12-months) (4)
		%			%		$	%
	(in thousands)
Direct	$52,134	15.1	%(1)	$49,069	15.1	%(1)	$(3,065)	(5.9)%
Retail	8,292	6.5	%(2)	22,775	11.7	%(2)	14,483	174.7%
Corporate and other	(44,990)	(9.5	)%(3)	(51,236)	(9.9	)%(3)	(6,246)	13.9%

Consolidated income from operations	$15,436	3.3	%(3)	$20,608	4.0	%(3)	$5,172	33.5%

        The following table summarizes our operating contribution by segment for the 12-month fiscal 2003 compared with the comparable 12-month period ended February 1, 2003.

							Change
	February 1, 2003 (12-months) (unaudited)			January 31, 2004 (12-months) (4)
		%			%		$	%
	(in thousands)
Direct	$54,299	14.8	%(1)	$49,069	15.1	%(1)	$(5,230)	(9.6)%
Retail	7,618	5.7	%(2)	22,775	11.7	%(2)	15,157	199.0%
Corporate and other	(48,926)	(9.8	)%(3)	(51,236)	(9.9	)%(3)	(2,310)	4.7%

Consolidated income from operations	$12,991	2.6	%(3)	$20,608	4.0	%(3)	$7,617	58.6%

(1)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

(4)
This information is derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K.

        Our direct segment's operating contribution decreased $3.1 million, or 5.9%, in the 12-month fiscal 2003 from the 11-month fiscal 2002. Our direct segment's operating contribution decreased $5.2 million, or 9.6%, in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. The decrease in our direct segment's operating contribution is primarily due to a reduction in merchandise margins of 2.3 percentage points on full-price sales from our catalog and e-commerce businesses. Our direct segment's operating contribution was also negatively impacted by an increase in the percentage of total net sales contributed by clearance sales compared with full-price sales. Direct segment clearance sales contributed approximately 16% of our total direct segment net sales in fiscal 2003 and approximately 14% in the comparable 12-month period ended February 1, 2003. Partially offsetting these negative impacts were improved merchandise margins on clearance sales in our direct segment and, to a lesser extent, an increase in the percentage of catalogs mailed to our existing customers compared with prospecting customers. The merchandise margins on our direct segment clearance sales improved by 6.0 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. The percentage of mailings to our existing customers increased 7.0 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We believe the increase in the percentage of mailings to our existing customers improved margins because of the generally higher response rates among existing customers compared with prospective customers.

        Our retail segment's operating contribution increased $14.5 million, or 174.7%, in the 12-month fiscal 2003 from the 11-month fiscal 2002. Our retail segment's operating contribution increased $15.2 million, or 199.0%, in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We primarily attribute this increase to the opening of new stores, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved leveraging of full-line retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 1.7 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. Merchandise margins on outlet store sales improved by 9.0 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We experienced an improvement of 1.1 percentage points in the leveraging of our full-line retail store occupancy costs during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003.

        Partially offsetting these positive impacts were increased outlet store clearance activity and, to a lesser extent, increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the 12-month fiscal 2003, outlet store clearance activity increased 39.1% primarily because of the increase in the number of our retail stores, and personnel costs increased $9.0 million, or 36.9%.

        Our corporate and other operating contribution for the 12-month fiscal 2003 was $(51.2) million as compared with $(45.0) million for the 11-month fiscal 2002 and $(48.9) million for the comparable 12-month period ended February 1, 2003. The decrease in our corporate and other operating contribution was primarily due to an increase of $3.5 million, or 20.7%, in administrative and technical support salaries associated with our retail expansion. The 12-month fiscal 2003 was also negatively impacted by an accrual of $1.4 million for expected sales tax liabilities. These negative impacts were partially offset by decreases in other corporate expenses.

Comparison of the Eleven-Month Period Ended February 1, 2003 with the Twelve-Month Period Ended March 2, 2002:

Consolidated Results of Operations

        The following discussions compare an 11-month fiscal year 2002 with a 12-month fiscal year 2001. Fiscal year 2002 is an 11-month transition period attributable to the change in our fiscal year end as of February 1, 2003.

        The following table, which sets forth our unaudited results of operations for the one-month and 12-month periods ended March 2, 2002 and the 11-month periods ended February 2, 2002 and February 2, 2003, is provided to assist the reader in assessing differences in our overall fiscal 2001 and 2002 performance.

	11 Months Ended February 2, 2002	One Month Ended March 2, 2002	12 Months Ended March 2, 2002	11 Months Ended February 1, 2003
	(in thousands)
Net sales	$435,741	$28,283	$464,024	$473,172
Cost of sales	254,554	18,111	272,665	284,406

Gross profit	181,187	10,172	191,359	188,766
Selling, general and administrative expenses	176,285	12,617	188,902	173,330

Income (loss) from operations	4,902	(2,445)	2,457	15,436
Interest, net, and other	465	18	483	170

Income (loss) before provision for income taxes	5,367	(2,427)	2,940	15,606
Income tax provision (benefit)	2,079	(939)	1,140	6,249

Net income (loss)	$3,288	$(1,488)	$1,800	$9,357

        Our consolidated net sales for fiscal 2002 were $473.2 million, an increase of $9.1 million, or 2.0%, compared with consolidated net sales of $464.0 million during fiscal 2001. Our consolidated net sales increased $37.4 million, or 8.6%, from consolidated net sales of $435.7 in the comparable 11-month period in the prior year. This increase is primarily due to incremental sales of $53.8 million contributed by our retail expansion. This positive impact was partially offset by a decrease of $28.8 million, or 11.8%, in full-price sales by our direct segment's catalog business.

        Our consolidated cost of sales for fiscal 2002 were $284.4 million, an increase of $11.7 million, or 4.3%, from $272.7 million in fiscal 2001. Our consolidated gross profit decreased by $2.6 million, or 1.4%, to $188.8 million for fiscal 2002 from $191.4 million for fiscal 2001, and our consolidated gross margin decreased to 39.9% for fiscal 2002 from 41.2% for fiscal 2001.

        The decrease in our consolidated gross profit dollars was primarily attributable to a decrease of $10.2 million, or 5.3%, in net sales from there being one less month in fiscal 2002 than in fiscal 2001, partially offset by the increase in consolidated net sales. To a lesser extent, the decrease was mitigated by rebates received from merchandise vendors. These rebates, which were credited to cost of sales as the related merchandise was sold, totaled $2.0 million in fiscal 2002 versus $0.8 million in fiscal 2001.

        The decrease in gross profit percentage was primarily attributable to our decision in the fiscal 2002 fourth quarter to conduct a concentrated effort to clear obsolete inventory through our website. Our e-commerce clearance sales increased 3.6% at a 20.6 percentage point reduced margin. Our gross profit rate was also negatively impacted by a 2.3 percentage point decrease in the leveraging of our full-line retail store occupancy costs. These negative impacts were partially offset by a 4.4 percentage point improvement on margins from full-price sales in our retail segment.

        Our consolidated selling, general and administrative expenses for fiscal 2002 were $173.3 million, a decrease of $15.6 million, or 8.2%, from $188.9 million for fiscal 2001. Our consolidated selling, general and administrative expenses as a percentage of our consolidated net sales decreased to 36.6% for fiscal 2002 from 40.7% for fiscal 2001.

        For fiscal 2002, our selling, general and administrative expenses were positively affected by a $13.9 million decrease in catalog cost amortization, due to our mailing of 24.8 million, or 15.4%, fewer catalogs. Additionally, our selling, general and administrative expenses were approximately $12.6 million lower due to there being one less month in fiscal 2002 compared with fiscal 2001. These positive impacts were partially offset by an increase of $7.1 million, or 45.6%, in personnel-related costs incurred in connection with the continued development and expansion of our retail segment. These costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. Additionally, our fiscal 2002 selling, general and administrative expenses were negatively affected by costs of approximately $0.9 million associated with settling a dispute with a former merchandise vendor. Our selling, general and administrative expenses as a percentage of net sales were positively impacted principally by improved response rates to catalogs mailed to our existing customers of approximately 1.8%. To a lesser extent, we believe our selling, general and administrative expense rate was positively affected by our leveraging of reduced catalog production costs. These positive impacts were partially offset by increased mailings to prospective customers of 3.0 million catalogs, or 6.8%, which resulted in lower customer response rates and lower average order dollars.

        We maintained a conservative circulation strategy during fiscal 2002, as we did during fiscal 2001, pending indications of a sustained recovery of the U.S. economy. As a result, our fiscal 2002 catalog mailings were 136.2 million, a decrease of 24.8 million catalogs, or 15.4%, from our 161.0 million catalog mailings in fiscal 2001. Although curtailed, our fiscal 2002 catalog mailings resulted in our proprietary catalog mailing list growing to 14.0 million names at February 1, 2003 from 12.5 million names at March 2, 2002. Our active customers increased slightly to 2.7 million at February 1, 2003 from 2.6 million at March 2, 2002.

        As a result of the foregoing, our consolidated income from operations was $15.4 million for fiscal 2002, an increase of $13.0 million, or 528.2%, compared with consolidated income from operations of $2.5 million for fiscal 2001. Expressed as a percentage of net sales, our consolidated income from operations was 3.3% for fiscal 2002 compared with 0.5% for fiscal 2001.

        Our consolidated net interest and other income was minimal during both fiscal 2002 and fiscal 2001 as we continued to utilize excess working capital to fund the continued expansion of our retail segment.

        For fiscal 2002 our consolidated provision for income taxes was $6.3 million, an increase of $5.1 million, or 448.2%, compared with a consolidated provision for income taxes of $1.1 million for fiscal 2001. Our effective income tax rate for fiscal 2002 increased to 40.0% from 38.8% for fiscal 2001. The increase in our income tax expense was primarily the result of higher pre-tax income. The increase in our effective income tax rate was primarily the result of a 1.0 percentage point increase in our federal statutory rate and a 0.2 percentage point increase in our state income tax rate, net of federal benefits. We attribute the increase in our state income tax rate to our retail segment's expansion into and within states with higher corporate income tax rates. To a lesser extent, the non-deductibility for tax purposes of the fair market value of the imputed salaries of Dennis Pence and Ann Pence also negatively impacted our effective income tax rate.

        We completed fiscal 2002 realizing consolidated net income of $9.4 million (net income per basic and diluted share of $0.39) as compared with consolidated net income of $1.8 million (net income per basic and diluted share of $.08 and $.07, respectively) in fiscal 2001, an increase of $7.6 million, or 419.8%.

Operating Segment Results

        The following table, which sets forth the unaudited impact on net sales by business channel of the one-month and 12-month periods ended March 2, 2002 and the 11-month periods ended February 2, 2002 and February 2, 2003, is provided to assist the reader in assessing differences in our net sales by business channel.

	11 Months Ended February 2, 2002	One Month Ended March 2, 2002	12 Months Ended March 2, 2002	11 Months Ended February 1, 2003
	(in thousands)
Catalog	$234,061	$11,988	$246,048	$200,157
Internet	131,649	10,224	141,873	144,838

Direct	365,709	22,212	387,921	344,995
Retail	70,032	6,071	76,103	128,177

Total	$435,741	$28,283	$464,024	$473,172

        Our direct segment contributed $345.0 million in net sales for fiscal 2002, a decrease of $42.9 million, or 11.1%, from the $387.9 million contributed in fiscal 2001. Our direct segment constituted 72.9% and 83.6% of our consolidated net sales for fiscal 2002 and 2001, respectively.

        Our direct segment's catalog business, on a stand-alone basis, contributed $200.2 million in net sales for fiscal 2002, a decrease of $45.9 million, or 18.7%, from the $246.0 million contributed in fiscal 2001. Our catalog business constituted 42.3% and 53.0% of our consolidated net sales, and 58.0% and 63.4% of our direct segment's net sales, for fiscal 2002 and 2001, respectively.

        The above decreases in catalog and outlet store net sales primarily reflect significantly lower full-price catalog sales. We attribute the decrease primarily to our mailing of 24.8 million, or 15.4%, fewer catalogs in 2002 than we did in 2001, and soft consumer demand for women's apparel stemming from the generally weak U.S. economy. Additionally, $10.2 million of the decrease is attributable to there being one less month in fiscal 2002 than in fiscal 2001.

        We attribute a measure of the above decrease in catalog and outlet store net sales to our migration of full-price merchandise orders out of our catalog sales channel and into our e-commerce sales channel. Our ongoing efforts to promote our website in all of our catalogs and stores are intended to encourage this migration, as our e-commerce business is an efficient and cost-effective sales channel.

        Our direct segment's e-commerce business, on a stand- alone basis, contributed $144.8 million in net sales for fiscal 2002, an increase of $3.0 million, or 2.0%, from the $141.9 million in net sales contributed in fiscal 2001. Our e-commerce business constituted 30.6% and 30.6% of our consolidated net sales, and 42.0% and 36.6% of our direct segment's net sales, for fiscal 2002 and 2001, respectively.

        We primarily attribute the above increase in e-commerce net sales to new customers obtained through our affiliate website program. Our affiliate website program contributed approximately $19.0 million in sales in fiscal 2002 compared with $6.3 million in fiscal 2001. We believe that our ongoing e-mail promotional efforts with existing customers also contributed to the increase, as did the migration of catalog customers to our e-commerce site. Further, we believe that our e-commerce business is increasingly realizing sales from customers initially obtained through our retail store openings. Another factor contributing to the increase in e-commerce net sales was e-commerce clearance sales, which increased $1.1 million, or 3.6%, in fiscal 2002 as compared with fiscal 2001. Additionally, e-commerce sales returns declined by 1.6% in fiscal 2002 over fiscal 2001. Our mailing of 24.8 million, or 15.4%, fewer catalogs in fiscal 2002 than in fiscal 2001 mitigated the increase in sales, as did our shorter fiscal year in 2002, which we believe had the effect of decreasing our fiscal 2002 e-commerce net sales by approximately $6.2 million. Our proprietary e-mail address database consisted of 1.8 million names at February 1, 2003 compared with 1.5 million names at March 2, 2002.

        Our retail segment contributed $128.2 million in net sales for fiscal 2002, an increase of $52.1 million, or 68.4%, from the $76.1 million contributed in fiscal 2001. Our retail segment constituted 27.1% and 16.4% of our consolidated net sales for fiscal 2002 and 2001, respectively.

        The above increase in retail net sales primarily reflects incremental sales of $53.8 million contributed by our retail expansion. This increase was mitigated by our shorter fiscal year in 2002, which we believe had the effect of decreasing our fiscal 2002 retail net sales by approximately $5.4 million.

        The following table summarizes our operating contribution by segment (in thousands):

							Change
	11 Months Ended Feb. 1, 2003			12 Months Ended Mar. 2, 2002
		%			%		$	%
Direct	$52,134	15.1	%(1)	$52,426	13.5	%(1)	$(292)	(0.6)%
Retail	8,292	6.5	%(2)	(6,047)	(7.9	)%(2)	14,339	(237.1)%
Corporate and other	(44,990)	(9.5	)%(3)	(43,922)	(9.5	)%(3)	(1,068)	2.4%

Consolidated income from operations	$15,436	3.3	%(3)	$2,457	0.5	%(3)	$2,979	528.2%

(1)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        Our direct segment's operating contribution for fiscal 2002 was $52.1 million as compared with $52.4 million for fiscal 2001. We attribute the slight decrease in our direct segment's operating contribution primarily to a 3.6% increase in e-commerce clearance sales at a margin that was 20.6 percentage points lower than in 2001. To a lesser extent, we attribute the decrease to decreased full-price net sales, as a result of our mailing 24.8 million, or 15.4%, fewer catalogs in fiscal 2002 than in fiscal 2001. The ratio of full-price sales to total sales in our direct segment decreased 1.2 percentage points from fiscal 2001 to fiscal 2002. These negative impacts were partially offset by reduced catalog marketing expenses of approximately $13.9 million related to the mailing of 24.8 million fewer catalogs. Additionally, our catalog and e-commerce sales returns declined by 1.2 percentage points in fiscal 2002 over fiscal 2001.

        Our retail segment's operating contribution for fiscal 2002 was $8.3 million as compared with $(6.0) million for fiscal 2001. We primarily attribute the improvement in our retail segment's operating contribution to an improvement of 4.4 percentage points in the margins on our full-price retail segment sales and, to a lesser extent, a decrease of $1.6 million in retail store pre-opening expenses. The decrease in retail store pre-opening expenses was due to our opening 14 stores in fiscal 2002 compared with 19 stores in fiscal 2001, combined with overall cost savings in the store pre-opening process. These positive factors were partially offset by a 2.3 percentage point decrease in our leveraging of our full-line retail segment's occupancy costs.

        Our corporate and other operating contribution for fiscal 2002 was $(45.0) million as compared with $(43.9) million for fiscal 2001. We primarily attribute the decrease in our corporate and other operating contribution to an increase of $2.1 million in brand marketing expenses and an accrual for $0.9 million to settle a dispute with a former merchandise vendor. Partially offsetting these negative factors was a decrease of $2.5 million, or 13.6%, in employee expenses of which approximately $1.5 million related to the twelfth month of fiscal 2001.

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

        We alter the composition, magnitude and timing of our merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer demand thereafter.

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

Quarterly Financial Data

        The following tables contain selected unaudited quarterly consolidated financial data expressed as a percentage of consolidated net sales for 12-month fiscal 2003, the comparable 12-month period ended February 1, 2003 and the 11-month fiscal 2002. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal 2003
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (3-months)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8	64.2	58.8	60.9

Gross profit	39.2	35.8	41.2	39.1
Selling, general and administrative expenses	36.6	38.0	34.7	32.8

Income (loss) from operations	2.6	(2.2)	6.5	6.4
Interest, net, and other	0.1	(0.3)	0.0	0.0

Income (loss) before provision for income taxes	2.8	(2.4)	6.5	6.4
Income tax provision (benefit)	1.1	(1.0)	2.4	2.6

Net income (loss)	1.7%	(1.5)%	4.1%	3.8%

	12-Months Ended February 1, 2003
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (3-months)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.7	61.6	57.2	63.5

Gross profit	42.3	38.4	42.8	36.5
Selling, general and administrative expenses	40.1	42.1	36.7	32.9

Income (loss) from operations	2.2	(3.8)	6.1	3.6
Interest, net, and other	0.0	0.0	(0.1)	0.1

Income (loss) before provision for income taxes	2.3	(3.7)	6.0	3.7
Income tax provision (benefit)	0.9	(1.4)	2.3	1.5

Net income (loss)	1.3%	(2.3)%	3.8%	2.2%

	11-Month Fiscal 2002
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (2-months)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	61.1	57.5	66.5

Gross profit	43.7	38.9	42.5	33.5
Selling, general and administrative expenses	39.6	40.0	36.4	31.4

Income (loss) from operations	4.2	(1.1)	6.1	2.1
Interest, net, and other	0.0	0.0	0.0	0.1

Income (loss) before provision for income taxes	4.2	(1.1)	6.1	2.2
Income tax provision (benefit)	1.7	(0.4)	2.4	0.8

Net income (loss)	2.5%	(0.7)%	3.7%	1.3%

        The second and fourth quarter gross profit percentages generally have been negatively impacted by clearance activities. Our selling, general and administrative expenses expressed as a percentage of consolidated net sales in the above tables illustrate how we have been better able to leverage these expenses in the second half of our fiscal year. This leveraging occurs at the same time that we incur certain significant incremental expenses in the second half of our fiscal year.

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

        On March 5, 2003, we entered into a credit agreement with a consortium of banks that provides us with a $60 million unsecured revolving line of credit. This line of credit has a $20.0 million limit for letters of credit, a $5 million limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the agreement is equal to the London InterBank Offered Rate and is adjusted based on our leverage ratio.

        The agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends and make investments or guarantees. The credit facility has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, we incurred $0.5 million in financing costs associated with obtaining our new credit facility. At January 31, 2004, we had $0.3 million in outstanding letters of credit under this agreement.

        Our operating activities generated $46.1 million, $38.4 million and $38.8 million of positive cash flow during fiscal 2003, 2002 and 2001. On a comparative year-to-year basis, the increase in fiscal 2003 primarily reflects increased deferred rents related to our retail expansion and, to a lesser extent, increased net income and decreased inventories. Partially offsetting these positive cash flow impacts were decreased accounts payable and increased accounts receivable. Our accounts receivables increased by $3.3 million during fiscal 2003 primarily due to increased amounts due from landlords for tenant improvements in new stores. Compared with fiscal 2001, the slight decrease in fiscal 2002 primarily reflects the negative cash flow effects of decreased accounts payable and prepaid and deferred catalog costs and increased receivables, offset by the positive cash flow effects of significantly improved net income and, to a lesser extent, increased income taxes payable and accrued liabilities.

        Our investing activities consumed $27.3 million, $17.8 million and $34.9 million of cash during fiscal 2003, 2002 and 2001, respectively. Cash outlays in these periods were principally for capital expenditures.

        Our fiscal 2003, fiscal 2002 and fiscal 2001 capital expenditures principally reflect the cost of leasehold improvements for 25, 14 and 19 new retail stores, respectively, and, to a substantially lesser extent, furniture and fixtures for both new and existing retail stores and various technology hardware and software additions and upgrades. We also incurred costs associated with leasehold improvements for six new outlet stores in each of fiscal 2003 and fiscal 2002, and for the renovation of a portion of our former Sandpoint, Idaho distribution center to create additional administrative space, including related furnishings and equipment, in fiscal 2001.

        Our financing activities provided $0.4 million and $1.1 million and used $3.5 million, of cash during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 primarily reflects $0.9 million in net proceeds from the exercise of previously granted options to purchase 175,239 shares of common stock at an average exercise price of $5.25 per share, partially offset by $0.5 million of financing costs associated with our new credit facility. Fiscal 2002 primarily reflects $1.1 million in net proceeds from the exercise of previously granted options to purchase 205,857 shares of common stock at an average exercise price of $5.56 per share. Fiscal 2001 primarily reflects the outlay of $4.7 million for treasury stock repurchases, partially offset by $1.3 million in net proceeds from the exercise of previously granted options to purchase 247,968 shares of common stock at an average exercise price of $5.11 per share.

        On March 31, 2001, our Board of Directors authorized a stock repurchase program for up to 300,000 outstanding shares of our common stock. During fiscal 2001, we repurchased 209,100 shares of our common stock at an average market price of $22.55 per share, or $10.02 on a stock dividend adjusted basis comparable with our current stock price. The 209,100 treasury shares were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. On July 25, 2003, we retired the 209,100 treasury shares. We currently do not anticipate any additional share repurchases.

        As a result of the foregoing, we had $50.7 million in consolidated working capital at January 31, 2004 compared with $37.4 million at February 1, 2003. Our consolidated current ratio was 1.8 at January 31, 2004 compared with 1.5 at February 1, 2003. We had no outstanding short-term or long-term bank debt at January 31, 2004 or February 1, 2003.

        We currently plan to open 45 new retail stores in fiscal 2004, including two stores opened in March 2004, and 40 to 50 new retail stores in fiscal 2005. We believe there is an opportunity to open 400 to 500 stores in up to 275 to 300 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

        We currently estimate approximately $40.0 million in total capital expenditures for fiscal 2004, primarily for the 45 full-line retail stores we plan to open and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital.

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

        We expect our retail segment to be the key driver of our growth in the future. In the near term, we do not expect growth in our catalog business as we rollout our retail strategy, and we expect our retail and direct segments will each represent approximately 50% of net sales in fiscal 2004. We intend to further reduce our catalog circulation to maximize profitability and reduce costs. In particular, we expect to decrease mailings to prospective customers because they are increasingly less profitable than mailings to our existing customers. At the same time, we expect to increase mailings to our retail customers in fiscal 2004 to promote our retail stores. As our retail business grows, we will add additional overhead. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that, over time, our retail expansion will increase our overall profitability.

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

Revenue Recognition and Sales Return Estimate

        We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or website is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales, and establish and maintain a corresponding accrual, for expected sales returns based on our historical experience and our future expectations. Our ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time. The actual amount of sales returns we subsequently realize may fluctuate from our estimates due to several factors, including size and fit, actual or perceived quality, differences between the actual product and its presentation in our catalog or website, timeliness of delivery and competitive offerings. We continually track our subsequent sales return experience, compare our findings to our previous estimates and adjust our sales return accrual and cost of sales accordingly.

Inventories

        Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on our balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions, and corresponding inventory purchase commitments with vendors, months in advance of the time in which a particular merchandise item is intended to be included in our merchandise offerings. These decisions and commitments are based on, among other possible considerations, historical sales with identical or similar merchandise, our understanding of fashion trends and influences as well as our assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of our inventory exceeds its market value, and if so, by what dollar amount. The carrying value of our inventory is reduced to its realizable value with a corresponding charge to our cost of sales.

Catalog Costs

        We accumulate all direct costs incurred in the development, production and circulation of our direct mail catalogs on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with identical or similar catalog merchandise offerings, our understanding of then prevailing fashion trends and influences, our assessment of prevailing economic conditions and various competitive factors. We continually track our subsequent sales realization, reassess the marketplace, compare our findings to our previous estimate and adjust our amortization going forward.

Recent Accounting Pronouncements

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides for a single accounting model for assets to be disposed of, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 for our fiscal 2003 consolidated financial statements with no material impact.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We would be impacted by SFAS No. 146 only if we were to commit to a plan for an exit or disposal activity. Currently, we have not committed to a plan for an exit or disposal activity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, we adopted the disclosure requirements of SFAS No. 148. However, at this time, we do not intend to change to the fair value based method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB issued a revised

Interpretation No. 46 ("FIN 46R"). The primary objectives of FIN 46R are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities ("VIEs"). We adopted FIN 46R for our 2003 consolidated financial statements with no material impact.

Off-Balance Sheet Liabilities and Other Contractual Obligations

        Our off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. Our off-balance sheet liabilities also include our inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms. All of our other operating leases pertain to our retail and outlet stores, our Coeur d'Alene, Idaho call center and to various equipment and technology.

        The following tables summarize our minimum contractual commitments and commercial obligations as of January 31, 2004:

	Payments Due in Period
	Total	2004	2005-2006	2007-2008	After 2008
	(In thousands)
Contractual Obligations
Operating leases	$189,827	$20,373	$42,994	$40,666	$85,794
Inventory purchase orders	73,648	73,648	—	—	—

Total	$263,475	$94,021	$42,994	$40,666	$85,794

	Payments Due in Period
	Total	2004	2005-2006	2007-2008	After 2008
	(in thousands)
Commercial Commitments
Letters of credit	$348	$348	$—	$—	$—

Total	$348	$348	$—	$—	$—

        Subsequent to January 31, 2004 we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

	Payments Due in Period
	Total	2004	2005-2006	2007-2008	After 2008
	(in thousands)
Contractual Obligations
Operating leases	$4,528	$312	$882	$882	$2,452

Total	$4,528	$312	$882	$882	$2,452

Related Party Transactions

Incentive Based Compensation and Executive Loan Program

        During fiscal 2001, 2002 and 2003, the Compensation Committee of our Board of Directors authorized compensation bonus pools that, in aggregate, currently total $4.0 million. These bonus pools serve as additional incentives to retain certain key employees. We are accruing the related compensation expense on a straight-line basis over the applicable retention periods based on the assumption that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows:

Description	Amount	Dates to be paid(1)
	(in thousands)
Five executive employees	$1,725	Sep-05
	450	Apr-06
	150	Feb-07

	$2,325
Twelve non-executive employees	$150	Oct-05
	525	Apr-06
	355	Jul-06
	75	Feb-07

	$1,105
Authorized subsequent to January 31, 2004:
Three non-executive employees	$525	May-07

(1)
The amounts will be paid contingent upon the employee and our company achieving the performance criteria specified in the agreements.

        Prior to the enactment of the Sarbanes-Oxley Act of 2002, we maintained an Executive Loan Program under which we made, at our sole discretion and with prior approvals from our Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than our company's founders, Dennis Pence and Ann Pence. Our Chief Executive Officer, President and Chief Financial Officer do not have loans under this program. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in our company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date 10 days before the date on which the vested stock options serving as partial security expire or (ii) 90 days from the date on which the executive's employment with us terminates for any reason. Outstanding loans were $0.3 million and $0.5 million at January 31, 2004 and February 1, 2003, respectively. None of the loans outstanding prior to enactment of the Sarbanes-Oxley Act have had any of their terms modified.

Arrangements with Principal Stockholders

        In fiscal 2001, we did not meet our financial goals. In response, our principal shareholders, Dennis Pence and Ann Pence, declined to accept any salaries from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by accounting principles generally accepted in the United States of America, we imputed on a straight-line basis into our consolidated selling, general and administrative expenses the fair market value of salaries for Dennis Pence and Ann Pence for these periods with corresponding offsetting credits to our consolidated additional paid-in capital. During fiscal 2002, approximately $228,000 was imputed into our consolidated selling, general and administrative expenses.

        Dennis Pence and Ann Pence personally participate in a jet timeshare program through two entities they own. For flights by them and other corporate executives made exclusively for official corporate purposes, we reimburse these entities for:

  •
  a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

  •
  a usage based pro rata portion of the actual monthly maintenance fees; and

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $850,000 and $725,000 for fiscal 2003 and 2002, respectively.

        On June 14, 2003, our Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit charitable organization. Dennis Pence, our Chairman and Chief Executive Officer, is the founder and a Board member of the Morning Light Foundation, Inc.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors' Reports	55
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003	58
Consolidated Statements of Operations for the 12-months ended January 31, 2004, the 11-months ended February 1, 2003 and the 12-months ended March 2, 2002	59
Consolidated Statements of Stockholders' Equity for the 12-months ended January 31, 2004, the 11-months ended February 1, 2003 and the 12-months ended March 2, 2002	60
Consolidated Statements of Cash Flows for the 12-months ended January 31, 2004, the 11-months ended February 1, 2003 and the 12-months ended March 2, 2002	61
Notes to the Consolidated Financial Statements	62
Independent Auditors' Report on Financial Statement Schedule	82
Schedule II—Valuation and Qualifying Accounts	83

Independent Auditors' Report

To the Stockholders of Coldwater Creek Inc.:

        We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows of Coldwater Creek Inc. and subsidiaries for the fiscal year ended March 2, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatements described in Note 1, Note 2, Note 10 and Note 19 to the consolidated financial statements, in their report dated April 10, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated statements of operations, stockholders' equity and cash flows of Coldwater Creek Inc. and subsidiaries for the fiscal year ended March 2, 2002 were audited by other auditors who have ceased operations. As described in Note 2 and Note 10 to the financial statements, the common stock outstanding, retained earnings, and net income per share amounts for the year ended March 2, 2002, as well as share and per share amounts for that fiscal period in the notes to the consolidated financial statements, have been adjusted to reflect two 50 percent stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002 and August 4, 2003. Also, the segment reporting disclosures for the fiscal year ended March 2, 2002 in Note 1 and Note 19 to the consolidated financial statements have been adjusted to reflect a change in the composition of the company's segments. In addition, adjustments have been made to include disclosure of the company's customer list rental income and customer list rental expense for the fiscal year ended March 2, 2002 in Note 2 to the consolidated financial statements, and disclosure of the components of interest, net, and other for the fiscal year ended March 2, 2002 in Note 2 to the consolidated financial statements. We audited the adjustments that were applied to restate the amounts and disclosures related to the company's December 19, 2002 and August 4, 2003 stock dividends reflected in the March 2, 2002 consolidated financial statements, the adjustments that were applied to restate the March 2, 2002 segment reporting amounts and disclosures in Note 1 and Note 19 to the consolidated financial statements, the adjustments that were applied to include disclosure of the customer list rental income and customer list rental expense for the fiscal year ended March 2, 2002 in Note 2 to the consolidated financial statements, and the adjustments that were applied to include disclosure of the components of interest, net, and other for the fiscal year ended March 2, 2002 in Note 2 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the March 2, 2002 consolidated financial statements of Coldwater Creek Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the March 2, 2002 financial statements taken as a whole.

/s/ KPMG LLP

Boise, Idaho

March 5, 2004, except for the adjustments to include disclosure of the customer list rental income and customer list rental expense for the fiscal year ended March 2, 2002 in Note 2
    and to include disclosure of the components of interest, net, and other for the fiscal year ended March 2, 2002 in Note 2, as to which the date is March 30, 2004.

This is the report of Arthur Andersen LLP from the Company's fiscal year ended March 2, 2002 and this report has not been reissued.

Report of Independent Auditors

To the Stockholders of Coldwater Creek Inc.:

        We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. (a Delaware corporation) and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Boise, Idaho
April 10, 2002

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	January 31, 2004	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,754	$26,630
Receivables	9,457	6,112
Inventories	52,701	59,686
Prepaid and other	5,797	4,409
Prepaid and deferred catalog costs	4,219	7,133
Deferred income taxes	—	1,915

Total current assets	117,928	105,885
Property and equipment, net	92,232	81,214
Executive loans	497	548

Total assets	$210,657	$187,647

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,855	$44,600
Accrued liabilities	24,246	20,270
Income taxes payable	4,089	3,650

Total current liabilities	67,190	68,520
Deferred income taxes	3,844	1,631
Deferred rents	19,826	11,533

Total liabilities	90,860	81,684

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 24,166,201 and 24,173,117 shares issued, respectively	242	242
Additional paid-in capital	47,927	51,286
Treasury shares, at cost, 209,100 shares	—	(4,715)
Retained earnings	71,628	59,150

Total stockholders' equity	119,797	105,963

Total liabilities and stockholders' equity	$210,657	$187,647

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	12-Months Ended January 31, 2004	11-Months Ended February 1, 2003	12-Months Ended March 2, 2002
Net sales	$518,844	$473,172	$464,024
Cost of sales	316,026	284,406	272,665

Gross profit	202,818	188,766	191,359
Selling, general and administrative expenses	182,210	173,330	188,902

Income from operations	20,608	15,436	2,457
Interest, net, and other	(93)	170	483

Income before provision for income taxes	20,515	15,606	2,940
Provision for income taxes	8,037	6,249	1,140

Net income	$12,478	$9,357	$1,800

Net income per share—Basic	$0.52	$0.39	$0.08

Weighted average shares outstanding—Basic	24,074	23,898	23,832
Net income per share—Diluted	$0.51	$0.39	$0.07

Weighted average shares outstanding—Diluted	24,407	24,098	24,323

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Additional Paid-in Capital	Treasury Shares	Retained Earnings
	Shares	Par Value				Total
Balance at March 3, 2001	23,718	$237	$47,905	$—	$47,993	$96,135
Net income	—	—	—	—	1,800	1,800
Net proceeds from exercises of stock options	249	3	1,275	—	—	1,278
Tax benefit from exercises of stock options	—	—	430	—	—	430
Purchase of treasury stock	—	—	—	(4,715)	—	(4,715)

Balance at March 2, 2002	23,967	$240	$49,610	$(4,715)	$49,793	$94,928

Net income	—	—	—	—	9,357	9,357
Net proceeds from exercises of stock options	206	2	1,141	—	—	1,143
Tax benefit from exercises of stock options	—	—	307	—	—	307
Contributed services	—	—	228	—	—	228

Balance at February 1, 2003	24,173	$242	$51,286	$(4,715)	$59,150	$105,963

Net income	—	—	—	—	12,478	12,478
Net proceeds from exercises of stock options	176	2	920	—	—	922
Tax benefit from exercises of stock options	—	—	293	—	—	293
Retirement of treasury shares	(209)	(2)	(4,713)	4,715	—	—
Issuance of shares under the employee stock purchase plan	26	—	141	—	—	141

Balance at January 31, 2004	24,166	$242	$47,927	$—	$71,628	$119,797

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	12-Months Ended January 31, 2004	11-Months Ended February 1, 2003	12-Months Ended March 2, 2002
OPERATING ACTIVITIES:
Net income	$12,478	$9,357	$1,800
Non cash items:
Depreciation and amortization	16,942	14,037	12,646
Loss on asset disposition	55	801	1,054
Deferred rent amortization	(1,339)	(332)	(94)
Contributed services	—	228	—
Deferred income taxes	4,146	(1,829)	(249)
Tax benefit from exercises of stock options	293	307	430
Other	—	1	139
Net change in current assets and liabilities:
Receivables	(3,345)	(1,185)	2,150
Inventories	6,985	4,609	1,854
Prepaid and other	(1,121)	1,483	(2,170)
Prepaid and deferred catalog costs	2,914	637	5,051
Accounts payable	(5,745)	(563)	12,179
Accrued liabilities	2,424	1,757	(1,445)
Income taxes payable	439	3,650	—
Deferred rents	10,932	5,408	5,444

Net cash provided by operating activities	46,058	38,366	38,789

INVESTING ACTIVITIES:
Purchase of property and equipment	(27,539)	(18,078)	(35,296)
Repayments from loans to executives	200	263	386

Net cash used in investing activities	(27,339)	(17,815)	(34,910)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	922	1,143	1,278
Common shares repurchased for treasury	—	—	(4,715)
Other financing costs	(517)	(53)	(53)

Net cash provided by (used in) financing activities	405	1,090	(3,490)

Net increase in cash and cash equivalents	19,124	21,641	389
Cash and cash equivalents, beginning	26,630	4,989	4,600

Cash and cash equivalents, ending	$45,754	$26,630	$4,989

NON-CASH FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	$141	$—	$—
Retirement of treasury shares	4,715	—	—
SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest and fees	$122	$3	$15
Cash paid for income taxes	4,242	1,113	2,234

The accompanying notes are an integral part of these consolidated financial statements

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

        Coldwater Creek Inc., together with its wholly-owned subsidiaries (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a triple-sales channel, two-operating segment specialty retailer of women's apparel, jewelry, accessories and gift items. The Company's Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company's Direct Segment consists of its catalog and Internet-based e-commerce businesses. Beginning in the quarter ended May 3, 2003, the Company reclassified its outlet store business and phone and Internet orders that originate in its retail stores from its Direct Segment to its Retail Segment, to reflect the manner in which these segments are currently managed. The Company has reclassified prior period financial statements on a consistent basis for fiscal years 2002 and 2001.

        The Company has three wholly-owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenues or expenses. The third subsidiary, Aspenwood Advertising, Inc., produces, designs and distributes catalogs and other advertising materials used in Coldwater Creek's business.

2. Significant Accounting Policies

Principals of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

        References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company's fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company's board of directors approved a change in the Company's fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. As a result of this change in the Company's fiscal year end, the fiscal 2002 period presented in this report is an 11-month transition period beginning March 3, 2002 and ending February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies.

        The Company's floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The Company's most recently completed fiscal year ended January 31, 2004 ("fiscal 2003") and the fiscal year ended March 2, 2002 ("fiscal 2001") consisted of fifty-two (52) weeks, whereas the fiscal year ended February 1, 2003 ("fiscal 2002") consisted of forty-eight (48) weeks, due to the change in the Company's fiscal year end.

Comprehensive Income

        SFAS No. 130, "Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no material items requiring separate disclosure in accordance with this statement.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in our sales returns accrual and our inventory obsolescence calculation. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary from its estimates and assumptions.

Reclassifications

        Certain amounts in the consolidated financial statements for the prior fiscal years have been reclassified to be consistent with the current fiscal year's presentation.

Revenue Recognition and Sales Return Estimate

        The Company recognizes sales including shipping and handling income and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. The Company's policy regarding gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

Inventories

        Inventories primarily consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost or market.

Prepaid and Deferred Catalog Costs

        Catalog costs include all direct costs associated with the development, production and circulation of direct mail catalogs and are accumulated as prepaid catalog costs until such time as the related catalog is mailed. Once mailed, these costs are reclassified as deferred catalog costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks.

Property and Equipment

        Property and equipment, including any major additions and improvements made to property and equipment, are recorded at cost. Minor additions and improvements, as well as maintenance and repairs, that do not materially extend the useful life of property or equipment, are charged to operations as incurred. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations.

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

Cost of Sales and Selling, General and Administrative Expenses

        The Company's consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs.

        The Company's consolidated selling, general and administrative expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred catalog costs, and general and administrative expenses. The Company's consolidated selling, general and administrative expenses include amortized catalog costs of $68.1 million, $78.1 million and $100.1 million for fiscal 2003, 2002 and 2001, respectively. The Company's consolidated selling, general and administrative expenses include advertising costs of $9.0 million, $6.9 million and $5.2 million for fiscal 2003, 2002 and 2001, respectively. The Company considers commission expenses associated with its participation in a web based affiliate program to be advertising expenses.

Store Pre-Opening Costs

        The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.1 million, $1.3 million and $2.9 million during fiscal 2003, 2002 and 2001, respectively.

List rental income (expense)

        Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
	(in thousands)
List rental expense	(1,546)	(3,319)	(3,699)
List rental income	2,758	2,323	2,416

Net list rental income (expense)	$1,212	$(996)	$(1,283)

Interest, net, and other

        Interest, net, and other consists of the following:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
	(in thousands)
Interest expense, including financing fees	$(321)	$(3)	$(15)
Interest income	185	153	455
Other income	43	20	43

Interest, net, and other	$(93)	$170	$483

Net Income Per Share

        Basic earnings per share ("EPS") is calculated by dividing income applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to common stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

        On December 19, 2002, and on August 4, 2003, the Company's Board of Directors declared two 50% stock dividends having the cumulative effect of a 2.25-for-1 stock split on its issued common stock, par value $0.01 per share (the "Common Stock"). The common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect these stock dividends.

Accounting for Stock Based Compensation

        As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

        The following table presents a reconciliation of the Company's actual net income to its pro forma net income had compensation expense for the Company's 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002(1)
	(in thousands, except for per share data)
Net Income:
As reported	$12,478	$9,357	$1,800
Impact of applying SFAS 123	(742)	(825)	(1,183)

Pro forma	$11,736	$8,532	$617

Net income per share:
As reported—Basic	$0.52	$0.39	$0.08
Pro forma—Basic	$0.49	$0.36	$0.03
As reported—Diluted	$0.51	$0.39	$0.07
Pro forma—Diluted	$0.48	$0.35	$0.03

(1)
The pro forma impacts on net income and net income per share for the fiscal year ended March 2, 2002 reflect an adjustment for certain fully vested shares that were included in the calculation.

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

        In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
Risk free interest rate	2.5%	3.7%	4.2%
Expected volatility	78.8%	86.8%	85.8%
Expected life (in years)	4	4	4
Expected dividends	None	None	None

Fair Value of Financial Instruments

        The Company's financial instruments primarily consist of cash and cash equivalents, receivables and payables and loans to executives for which the carrying amounts materially approximate their fair values.

Accounting for Rebates Given by Vendors

        The Company accounts for rebates received from its merchandise vendors as an adjustment to the prices of the vendor's products. This adjustment is characterized as a reduction of the carrying amount of the Company's inventory and, when sold, as cost of sales. The Company recorded rebates from merchandise vendors of $3.1 million, $2.0 million and $0.8 million in fiscal 2003, 2002 and 2001, respectively.

Accounting for Revenue Arrangements with Multiple Deliverables

        The Company periodically offers its customers coupons that entitle them to receive a specified dollar amount off of future purchases. The customers are required to meet certain purchasing criteria in order to receive the coupons. The Company accounts for this arrangement by deferring a proportional amount of revenue to the period that the coupon is expected to be redeemed. The Company had balances in deferred revenue related to coupon arrangements of $0.4 million, $1.0 million and $0.0 million at January 31 2004, February 1, 2003 and March 2, 2002, respectively.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides for a single accounting model for assets to be disposed of, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 for its fiscal 2003 consolidated financial statements with no material impact.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and initially measured at fair value. EITF No. 94-3 required that a liability for an exit cost (as defined in EITF No. 94-3) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after

December 31, 2002. The Company would be impacted by SFAS No. 146 only if the Company were to commit to a plan for an exit or disposal activity. Currently, the Company has not committed to a plan for an exit or disposal activity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, the Company adopted the disclosure requirements of SFAS No. 148. However, at this time, the Company does not intend to change to the fair value based method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"). The primary objectives of FIN 46R are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities ("VIEs"). The Company adopted FIN 46R for its 2003 consolidated financial statements with no material impact.

3. Fiscal Year Change

        On December 16, 2002, the Company's board of directors approved a change in the Company's fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies. The table below summarizes selected unaudited financial data for the one-month period ended March 2, 2002.

March 2, 2002 (unaudited)
(in thousands)
Net sales	$28,283
Cost of sales	18,111

Gross profit	10,172
Selling, general and administrative expenses	12,617

Loss from operations	(2,445)
Interest, net, and other	18

Loss before income tax benefit	(2,427)
income tax benefit	(939)

Net loss	$(1,488)

4. Receivables

        Receivables consist of the following:

	January 31, 2004	February 1, 2003
	(in thousands)
Trade	$3,305	$4,469
Tenant improvement	3,728	1,031
Customer list rental	1,037	549
Income tax refund	767	—
Other	620	63

	$9,457	$6,112

        The Company evaluates the credit risk associated with its receivables. At January 31, 2004 and February 1, 2003 no reserve was recorded.

5. Property and Equipment, net

        Property and equipment, net, consists of the following:

	January 31, 2004	February 1, 2003
	(in thousands)
Land	$152	$152
Building and land improvements	16,785	15,934
Leasehold improvements	62,124	53,601
Furniture and fixtures	22,018	13,406
Technology hardware and software	49,604	43,761
Machinery and equipment	9,129	7,852
Construction in progress	2,321	284

	162,133	134,990
Less: accumulated depreciation and amortization	(69,901)	(53,776)

	$92,232	$81,214

        Construction in progress is primarily comprised of leasehold improvement costs and furniture and fixtures related to new, unopened retail stores. The Company had a balance of construction costs incurred for which a liability was established of $0.8 million and $0.4 million at January 31, 2004 and February 1, 2003, respectively.

6. Accrued Liabilities

        Accrued liabilities consist of the following:

	January 31, 2004	February 1, 2003
	(in thousands)
Gift certificate/card liability	$7,063	$4,711
Accrued payroll, related taxes and benefits	5,755	5,077
Other	4,817	4,610
Accrued sales returns	3,960	4,521
Current portion of deferred rents	2,651	1,351

	$24,246	$20,270

7. Revolving Line of Credit

        On March 5, 2003, the Company entered into a credit agreement (the "Agreement") with a consortium of banks that provides it with a $60.0 million unsecured revolving line of credit. This line of credit has a $20.0 million limit for letters of credit, a $5.0 million limit for same day advances and a term standby letter of credit of $0.6 million. The interest rate under the Agreement is the London InterBank Offered Rate and is adjusted based on the Company's leverage ratio.

        The Agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The Agreement has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, the company incurred $0.5 million in financing costs associated with obtaining its new credit facility. The Company incurred commitment fees of $459,000, $213,000 and $216,000 fiscal 2003, 2002 and 2001, respectively.

        The Company had $0.3 million and $0.7 million in outstanding letters of credit at January 31, 2004 and February 1, 2003, respectively.

8. Income Taxes

        The Company's deferred tax assets and liabilities, representing the tax effects of temporary differences, are as follows:

	January 31, 2004		February 1, 2003
	Current	Noncurrent	Current	Noncurrent
	(in thousands)
Deferred tax assets:
Inventories	$—	$—	$1,451	$—
Accrued sales returns	1,133	—	1,790	—
Accrued employee benefits	880	—	649	—
Tenant improvement	—	8,011	—	4,602
Other	231	—	850	—

Total deferred tax assets	$2,244	$8,011	$4,740	$4,602

Deferred tax liabilities:
Inventory	$(616)	$—	$—	$—
Prepaid and deferred catalog costs	(1,646)	—	(2,825)	—
Tax basis depreciation	—	(11,855)	—	(6,233)

Total deferred tax liabilities	$(2,262)	$(11,855)	$(2,825)	$(6,233)

Net deferred tax assets (liabilities)	$(18)	$(3,844)	$1,915	$(1,631)

        The Company's income tax provision includes the following:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
	(in thousands)
Current income tax provision:
Federal	$3,284	$6,912	$1,223
State	607	1,166	166
Deferred income tax provision (benefit):
Federal	3,492	(1,502)	(220)
State	654	(327)	(29)

	$8,037	$6,249	$1,140

        Reconciliations of the statutory U.S. federal income tax rates to the Company's effective income tax rates are as follows:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
Statutory income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	4.2%	5.0%	4.8%

	39.2%	40.0%	38.8%

        The Company received investment tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012, subject to annual limitations of 80% of the Company's West Virginia income tax liability, are recognized by the Company in the year in which they are used. The Company utilized $147,000, $129,000 and $42,000 of these investment tax credits to offset its West Virginia income tax liability during fiscal 2003, 2002 and 2001, respectively. The Idaho tax credits are limited to 50% of the current year's state income tax liability. The Company utilized $146,000, $119,000 and $40,000 of the Idaho tax credits to offset its Idaho state income tax liability during fiscal 2003, 2002 and 2001, respectively.

9. Retirement of Treasury Shares

        On March 31, 2001, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. The 209,100 common shares repurchased were not impacted by the two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company's board of directors on December 19, 2002 and August 4, 2003. On July 25, 2003, the Company retired the 209,100 shares held in treasury. The Company currently does not anticipate any additional share repurchases.

10. Net Income Per Share

        The following is a reconciliation of net income and the number of common shares used in the computations of net income per basic and diluted common share:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	March 2, 2002
	(in thousands)
Net income	$12,478	$9,357	$1,800

Average shares outstanding used to determine net income per basic common share(2)	24,074	23,898	23,832
Net effect of dilutive stock options based on the treasury stock method using average market price(1)(2)	333	200	491

Average shares used to determine net income per diluted common share(2)	24,407	24,098	24,323

(1)
Anti-dilutive stock options excluded from the above computations were 623, 1,014 and 719 for fiscal 2003, 2002 and 2001, respectively.

(2)
The common shares outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002 and August 4, 2003.

11. 1996 Stock Option/Stock Issuance Plan

        The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996. The total number of shares authorized for issuance under the 1996 Plan is 4,189,157 common shares. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board of Directors.

        The 1996 Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which eligible individuals, including officers and key employees, non-employee directors and consultants, and other independent advisors, may, at the discretion of the Plan Administrator, be granted options to purchase shares of the Company's common stock at an exercise price not less than 85% of the then fair market value of the Company's common stock for non-statutory options and 100% of the then fair market value of the Company's common stock for incentive options, (ii) the Stock Issuance Program under which such individuals may, at the Plan Administrator's discretion, be directly sold or issued, as a bonus tied to the performance of services and/or achievement of performance goals, shares of the Company's common stock at a price not less than 100% of the then fair market value and (iii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of the Company's common stock at an exercise price equal to 100% of the then fair market value on the date of grant.

        Under the Discretionary Option Grant Program component of the 1996 Plan, employees have been granted options which remain outstanding at January 31, 2004 to purchase 1,408,187 shares of the Company's common stock. Under the Automatic Option Grant Program component of the 1996 Plan, present and former non-employee members of the Board of Directors have been granted options which remain outstanding at January 31, 2004 to purchase 311,918 shares of the Company's common stock. At January 31, 2004, 630,116 options remain available for future grant. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years, as specified. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee members of the Board of Directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program, subject to earlier expiration for vested options not exercised following termination of employment, and have a maximum term of ten years under the Automatic Option Grant Program, subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

        A summary of the status of the Company's stock options as of January 31, 2004, February 1, 2003 and March 2, 2002 and the changes during the fiscal years then ended, is presented below:

	January 31, 2004
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,782,459	$2.93-18.45	$9.11
Granted	328,096	6.50-14.58	8.99
Exercised	(175,239)	2.93-11.20	5.25
Forfeited	(215,211)	6.47-18.44	12.76

Outstanding at end of period	1,720,105	$5.11-18.44	$8.99

Exercisable	1,113,041	$5.11-18.44	$8.98

	February 1, 2003
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	2,093,876	$2.93-18.45	$8.83
Granted	101,250	6.75-10.85	10.16
Exercised	(205,857)	2.93-10.19	5.56
Forfeited	(206,810)	2.93-18.45	8.74

Outstanding at end of period	1,782,459	$2.93-18.45	$9.11

Exercisable	1,148,499	$2.93-18.45	$8.94

	March 2, 2002
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	2,243,912	$2.93-18.45	$8.34
Granted	311,064	7.29-12.19	9.81
Exercised	(247,968)	2.93-8.89	5.11
Forfeited	(213,132)	5.11-18.45	9.45

Outstanding at end of period	2,093,876	$2.93-18.45	$8.83

Exercisable	1,195,056	$2.93-18.45	$8.75

        The following table provides summarized information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.93—$6.66	411,564	6.6	$5.98	232,136	$5.65
$6.67—$9.99	699,904	6.0	7.80	480,295	7.60
$10.00—$13.33	453,050	7.3	11.52	279,311	11.50
$13.34—$16.66	117,899	5.6	14.01	85,185	13.97
$16.67—$18.44	37,688	4.4	17.70	36,114	17.72

12. Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees may purchase shares of the Company's common stock at six-month intervals at the lesser of 85% of the fair market value on the first day of each six-month purchase interval or last day of each six-month purchase interval. The maximum number of shares that an employee may purchase on any one purchase date may not exceed 2,250 shares. The Company's employees purchased 51,000, 45,000 and 36,000 shares during fiscal 2003, 2002 and 2001, respectively. The average share price for these purchases was $5.19, $5.81 and $6.57, for fiscal 2003, 2002 and 2001, respectively.

13. Retirement Plan

        Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 1,000 hours of service who have been employed by the Company for at least one year are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' overall contribution and may make a discretionary profit sharing contribution based on the overall profitability of the Company. The Company recognized contribution expense of $635,000, $701,000 and $431,000 for fiscal 2003, 2002 and 2001, respectively.

14. Executive Loan Program

        Prior to the enactment of the Sarbanes-Oxley Act ("the Act"), the Company maintained an Executive Loan Program under which the Company made, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than the Company's founders, Dennis Pence and Ann Pence. The Company's Chief Executive Officer, President and Chief Financial Officer do not have loans under this program. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $0.3 million and $0.5 million at January 31, 2004 and February 1, 2003, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

15. Deferred Compensation Program

        During fiscal 2001, 2002 and 2003, the Compensation Committee of the Company's Board of Directors authorized compensation bonus pools that, in aggregate, currently total $4.0 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods based on the assumption that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows:

Description	Amount	Dates to be paid(1)
	(in thousands)
Five executive employees	$1,725	Sep-05
	450	Apr-06
	150	Feb-07

	$2,325
Twelve non-executive employees	$150	Oct-05
	525	Apr-06
	355	Jul-06
	75	Feb-07

	$1,105
Authorized subsequent to January 31, 2004:
Three non-executive employees	$525	May-07

(1)
The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

16. Arrangements with Principal Shareholders

        In fiscal 2001, the Company did not meet its financial goals. In response, the Company's principal shareholders, Dennis Pence and Ann Pence, declined to accept any salaries from the beginning of fiscal 2002 through September 26, 2002 and through September 1, 2002, respectively. As required by accounting principles generally accepted in the United States of America, the Company imputed on a straight-line basis into its consolidated selling, general and administrative expenses the fair market value of salaries for Dennis Pence and Ann Pence for these periods with corresponding offsetting credits to its consolidated additional paid-in capital. During fiscal 2002, approximately $228,000 was imputed into the Company's consolidated selling, general and administrative expenses.

        Dennis Pence and Ann Pence personally participate in a jet timeshare program through two entities they own. For flights by them and other corporate executives made exclusively for official corporate purposes, the Company reimburses these entities for:

  •
  a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

  •
  a usage based pro rata portion of the actual monthly maintenance fees; and

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $850,000 and $725,000 for fiscal 2003 and 2002, respectively.

        On June 14, 2003, the Company's Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company's Chairman and Chief Executive Officer is the founder and a Board member of the Morning Light Foundation, Inc.

17. Commitments

        The Company leases its East Coast Distribution Center, Coeur d'Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums ("contingent rental payments"). The Company incurred aggregate rent expense under its operating leases of $20,432,000, $15,152,000 and $9,837,000 including contingent rent expense of $99,000, $82,000 and $44,000 for fiscal 2003, 2002 and 2001, respectively.

        As of January 31, 2004 the Company's minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

Fiscal 2004	$20,373
Fiscal 2005	21,545
Fiscal 2006	21,449
Fiscal 2007	20,889
Fiscal 2008	19,777
Thereafter	85,794

Total	$189,827

        Subsequent to January 31, 2004 the Company entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Fiscal 2004	$312
Fiscal 2005	441
Fiscal 2006	441
Fiscal 2007	441
Fiscal 2008	441
Thereafter	2,452

Total	$4,528

        Additionally, the Company had inventory purchase commitments of approximately $73.6 million and $84.0 million at January 31, 2004 and February 1, 2003, respectively.

18. Contingencies

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

19. Segment Reporting

        The Company's executive management, being its chief operating decision makers, work together to allocate resources to and assess the performance of the Company's business. The Company's executive management manages the Company as two distinct operating segments, Direct and Retail. Although offering customers substantially similar merchandise, the Company's Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

        Beginning in the fiscal 2003 first quarter, the Company reclassified its outlet store business and phone and Internet orders that originate in retail stores from its Direct Segment to its Retail Segment. The Company made these reclassifications to reflect the manner in which its segments are currently managed. The Company has reclassified prior period financial statements on a consistent basis for all periods presented. These reclassifications had no impact on the Company's consolidated net sales, net income, retained earnings or cash flows for any period.

        The Company's executive management assesses the performance of each operating segment based on an "operating contribution" measure, which is defined as net sales less merchandise acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, inventory planning and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

        Operating segment assets are those directly used in or clearly allocable to an operating segment's operations. For the Direct Segment, these assets primarily include inventory and prepaid and deferred catalog costs. For the Retail Segment, these assets primarily include inventory, fixtures and leasehold improvements. Corporate and other assets include corporate headquarters, merchandise distribution and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure.

        The following tables provide certain financial data for the Company's Direct and Retail Segments as well as reconciliations to the Company's consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2—"Significant Accounting Policies".

	Fiscal Years Ended
	January 31, 2004 (12-months)	February 1, 2003 (11-months)	March 2, 2002 (12-months)
	(in thousands)
Net sales(1):
Direct(2)	$324,220	$344,995	$387,921
Retail	194,624	128,177	76,103

Consolidated net sales	$518,844	$473,172	$464,024

Operating contribution:
Direct	$49,069	$52,134	$52,426
Retail	22,775	8,292	(6,047)

Total operating contribution	71,844	60,426	46,379
Corporate and other	(51,236)	(44,990)	(43,922)

Consolidated income from operations	$20,608	$15,436	$2,457

Depreciation and amortization:
Direct	$1,595	$2,089	$2,799
Retail	8,312	5,880	3,086
Corporate and other	7,035	6,068	6,761

Consolidated depreciation and amortization	$16,942	$14,037	$12,646

Total assets:
Direct	$29,139	$43,144	$49,891
Retail	92,201	73,182	64,240
Corporate and other assets	89,317	71,321	55,116

Consolidated total assets	$210,657	$187,647	$169,247

Capital expenditures:
Direct	$1,354	$263	$2,162
Retail	22,974	15,552	26,581
Corporate and other	3,211	2,263	6,553

Consolidated capital expenditures	$27,539	$18,078	$35,296

(1)
There have been no inter-segment sales during the reported fiscal years.

(2)
During the fourth quarter of fiscal 2001, management decided to eliminate the Company's stand-alone Home catalog. The Company ceased mailing Home catalogs at the end of the fiscal 2002 second quarter. Net sales for the Home catalog were $6.2 million and $17.0 million for fiscal 2002 and 2001, respectively.

        The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately three-quarters of the Company's consolidated net sales during fiscal 2003, 2002 and 2001, with sales of jewelry, accessories and gift items constituting the respective balances.

20. Quarterly Results of Operations (unaudited)

        The following tables contain selected quarterly consolidated financial data for the 12-month fiscal 2003 and the 11-month fiscal 2002 that has been prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2003
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (3-months)
	(in thousands, except for per share data)
Net sales	$115,204	$96,654	$138,152	$168,834
Cost of sales	70,055	62,004	81,214	102,753
Gross profit	45,149	34,650	56,938	66,081
Selling, general and administrative expenses	42,110	36,771	47,993	55,336
Income (loss) from operations	3,039	(2,121)	8,945	10,745
Provision for (benefit from) income taxes	1,256	(941)	3,328	4,394
Net income (loss)	$1,914	$(1,423)	$5,603	$6,384
Net income (loss) per share—basic	$0.08	$(0.06)	$0.23	$0.26
Net income (loss) per share—diluted	$0.08	$(0.06)	$0.23	$0.26
	Fiscal 2002
	First Quarter (3-months)	Second Quarter (3-months)	Third Quarter (3-months)	Fourth Quarter (2-months)
	(in thousands, except for per share data)
Net sales	$112,027	$92,794	$153,802	$114,548
Cost of sales	63,035	56,730	88,414	76,225
Gross profit	48,992	36,064	65,388	38,323
Selling, general and administrative expenses	44,322	37,085	55,987	35,937
Income (loss) from operations	4,670	(1,021)	9,401	2,386
Provision for (benefit from) income taxes	1,931	(378)	3,735	962
Net income (loss)	$2,772	$(650)	$5,723	$1,512
Net income (loss) per share—basic	$0.11	$(0.03)	$0.24	$0.06
Net income (loss) per share—diluted	$0.11	$(0.03)	$0.24	$0.06

Note: The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

Independent Auditors' Report on Financial Statement Schedule

To the Stockholders of Coldwater Creek Inc.:

        Under the date of March 5, 2004, except for the adjustments to include disclosure of the customer list rental income and customer list rental expense for the fiscal year ended March 2, 2002 in Note 2 and to include disclosure of the components of interest, net, and other for the fiscal year ended March 2, 2002 in Note 2, as to which the date is March 30, 2004, we reported on the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related information for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003 included in the consolidated financial statement schedule herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the information for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003 included in the consolidated financial statement schedule based on our audits. The consolidated statements of operations, stockholders' equity and cash flows for Coldwater Creek Inc. and subsidiaries as of March 2, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatements described in Note 1, Note 2, Note 10 and Note 19 to the consolidated financial statements, in their report dated April 10, 2002.

        In our opinion, the information for the fiscal year ended January 31, 2004 and the eleven-month transition period ended February 1, 2003 included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the periods then ended, taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Boise, Idaho
March 5, 2004

Schedule II

Valuation and Qualifying Accounts

Allowance for sales returns (included in accrued liabilities)	Balance at beginning of period	Amounts charged to net income	Write-offs against reserve	Balance at end of period
	(in thousands)
Fiscal year ended:
March 2, 2002 (unaudited)	$8,783	$102,351	$103,726	$7,408
February 1, 2003 (audited)	7,408	79,537	82,424	4,521
January 31, 2004 (audited)	4,521	60,964	61,525	3,960

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), and have concluded that, as of January 31, 2004, our disclosure controls and procedures were effective.

        (b)   Changes in internal control over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the fourth quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executive officers of the Registrant, See Item 4—"Directors and Executive Officers" at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2004 to be filed with the Commission no later than 120 days after January 31, 2004, pursuant to Regulation 14A.

        The Company has a Code of Ethics for its principal executive officer, its principal financial officer and its principal accounting officer. A copy of this Code of Ethics is available on the Company's Investor Relations website at http://www.coldwatercreek.com. Any future changes or amendments to this Code of Ethics, and any waiver that applies to the Company's principal executive officer, principal financial officer, or principal accounting officer, will also be posted on http://www.coldwatercreek.com.

Item 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2004, to be filed with the Commission no later than 120 days after January 31, 2004, pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2004, to be filed with the Commission no later than 120 days after January 31, 2004, pursuant to Regulation 14A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2004, to be filed with the Commission no later than 120 days after January 31, 2004, pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2004, to be filed with the Commission no later than 120 days after January 31, 2004, pursuant to Regulation 14A.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)
Documents filed as part of this report are as follows:

1.
Financial Statements.

      See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

  2.
  Financial Statement Schedules:

Index to financial statement schedules	Page
Independent Auditors' Report on Financial Statement Schedule	82
Schedule II—Valuation and Qualifying Accounts	83
(B)
The Company filed two reports on Form 8-K during the last quarter of the period covered by this Annual Report. The Company subsequently filed one report on Form 8-K/A on February 27, 2004 and one report on Form 8-K on March 10, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On
November 19, 2003	The Company furnished to the Securities and Exchange Commission a copy of a press release reporting its financial results for its fiscal quarter and first nine-months ended November 1, 2003.
December 4, 2003
The Company filed a Form 8-K containing (i) an updated description of its business, risk factors and management's discussion and analysis of financial condition and results of operations, (ii) its audited consolidated balance sheets as of February 1, 2003 and March 2, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the 11-month period ended February 1, 2003, and for the years ended March 2, 2002 and March 3, 2001 and (iii) a press release dated December 4, 2003, announcing that it had filed a registration statement with the Securities and Exchange Commission for a proposed public offering of common stock.
February 27, 2004
The Company filed a Form 8-K/A to amend the description of its business, risk factors and managements' discussion and analysis and results of operations contained in the Form 8-K filed on December 4, 2003.
March 10, 2004	The Company furnished to the Securities and Exchange Commission a copy of a press release reporting its financial results for its fiscal quarter and year ended January 31, 2004.

(C)
Exhibits:

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws (filed with the Company's S-1, file No. 333-16651)
3.2.1	*	Amendment to Amended and Restated Bylaws (filed with the Company's fiscal 2003 Second Quarter Report on Form 10-Q)
4.1	*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1	*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's S-1, file No. 333-16651)
10.1.1		Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors
10.2	*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company's S-1/A, file No. 333-16651)
10.3	*	Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company's Fiscal 2002 Annual Report on Form 10-K)
10.3.1		First Amendment to the Credit Agreement dated March 5, 2003 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions.
10.4	*	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of June 14, 2003 (filed with the Company's fiscal 2002 Proxy Statement)
10.5	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.6	*	1997 Employee Stock Purchase Plan (filed with the Company's Fiscal 1997 Second Quarter Report on Form 10-Q)
10.7	*	Form of Executive Loan Agreement (filed with the Company's Fiscal 1997 Second Quarter Report on Form 10-Q)
10.8	*	Parkersburg Distribution Center Operating Lease (filed with the Company's Fiscal 1998 First Quarter Report on Form 10-Q)
10.9	*	Three-year Employee Retention Compensation Agreements (filed with the Company's Fiscal 2002 Annual Report on Form 10-K
16.1	*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)
23		Consent of Independent Auditors
24.1	*	Power of Attorney (included on the signature page to S-1, file No. 333-16651)
31.1		Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1		Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP's letter regarding compliance with professional standards (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)

*
PREVIOUSLY FILED

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of April 2004.

COLDWATER CREEK INC.
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 12, 2004
/s/ MELVIN DICK Melvin Dick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 12, 2004
/s/ DUANE A. HUESERS Duane A. Huesers	Vice President of Finance (Principal Accounting Officer)	April 12, 2004
/s/ ANN PENCE Ann Pence	Director, Vice Chairman of the Board of Directors	April 12, 2004
/s/ JAMES R. ALEXANDER James R. Alexander	Director	April 12, 2004
/s/ MICHELLE COLLINS Michelle Collins	Director	April 12, 2004
/s/ WARREN R. HASHAGEN Warren R. Hashagen	Director	April 12, 2004
/s/ CURT HECKER Curt Hecker	Director	April 12, 2004
/s/ ROBERT H. MCCALL Robert H. McCall	Director	April 12, 2004
/s/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 12, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1.1	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors
10.3.1	First Amendment to the Credit Agreement dated March 5, 2003 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions
23	Consent of Independent Auditors
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002