Form 10-K/A
period 2004-01-31
COLDWATER CREEK INC
filed 2004-05-07
CIK 1018005

Use these links to rapidly review the document
Coldwater Creek Inc. ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

EXPLANATORY NOTE

        On April 12, 2004, we filed an annual report on Form 10-K for the fiscal year ended January 31, 2004 (the "Original Report") with the Securities and Exchange Commission. We are filing this amendment to the Original Report to amend certain information in under the captions "Risk Factors", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 9A of the Original Report. We have not made any other revisions to the Original Report, including the financial statements included as part of the Original Report and the notes thereto.

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

Our tax collection policy may expose us to the risk that we may be assessed for unpaid taxes.

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

        In fiscal 2003, we accrued $0.9 million for expected tax liabilities resulting from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. We believe that we have accrued an appropriate amount for the expected Canadian tax liabilities. However, the Canadian taxing authorities have not completed their review of our GST returns and may determine that we owe additional tax, in which case we may incur additional expenses.

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

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. In addition, from time to time we have received claims that our products and/or the manner in which we conduct our business infringe on the intellectual property rights of third parties. In the opinion of management, we currently believe that our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending claims, litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

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

        Our consolidated net sales for the 12-month fiscal 2003 increased $17.4 million, or 3.5%, compared with consolidated net sales of $501.5 million during the comparable 12-month period ended February 1, 2003. This increase is primarily due to incremental net sales of $47.9 million contributed by our retail expansion and, to a lesser extent, to improved direct segment sales returns. In fiscal 2003, our direct segment sales returns expressed as a percentage of gross sales declined by 2.1 percentage points from the comparable 12-month period ended February 1, 2003. We have experienced improved direct segment sales returns primarily due to technical design improvements we have made in the fit of our merchandise and our quality control efforts. These positive impacts were partially offset primarily by a decrease of $30.1 million, or 17.2%, in full-price net sales by our direct segment's catalog business. Please refer to our discussions titled "Comparison of the Twelve-Month Period Ended January 31, 2004 with the Eleven-Month Period Ended February 1, 2003—Consolidated Results of Operations—Operating Segment Results" below for further details.

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

        These positive impacts were partially offset by increased personnel costs associated with our retail expansion and, to a lesser extent, an accrual of approximately $1.4 million (pre-tax) for expected sales tax liabilities. Personnel costs impacting our consolidated selling, general and administrative expenses associated with our retail expansion increased $12.6 million, or 37.1%, for the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. The personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. The majority of the $1.4 million (pre-tax) sales tax accrual resulted from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as the GST. Canada allows refunds for GST paid by retailers, as it imposes a value-added tax that is collected from the consumer or user of the goods and services purchased. During the fiscal 2003 third quarter, we discovered we had included Canadian provincial sales tax in our GST refund claims. The provincial sales taxes we were including are not refundable. Since discovering this, we have properly filed our current GST refund claims and we have accrued the amount of taxes we estimate we will need to pay back to Canada. However, the Canadian taxing authorities have not completed their review of our GST returns and may determine that we owe additional tax, in which case we may incur additional expenses. Also, we accrued for sales taxes we estimate are payable to certain counties in one state in which we have a retail presence but did not collect sufficient sales taxes from our customers. This accrual is included in the $1.4 million (pre-tax) amount.

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

        As a result of our changing business model, our sales returns declined 40% from fiscal 2001 to fiscal 2003. This percent change is driven primarily by declining sales in the direct segment and increasing sales in our retail segment as we continue to grow that segment. Generally, return rates are lower in the retail segment because customers can handle and try on the merchandise in the store prior to the purchase. We have also experienced declining sales return rates as a result of efforts to improve the quality and fit of our merchandise. We expect our overall sales return rates to continue to decrease as our retail segment sales become a larger percentage of our total sales.

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

Related Party Transactions

Incentive Based Compensation and Executive Loan Program

        During fiscal 2001, 2002, 2003 and 2004, the Compensation Committee of our Board of Directors authorized compensation bonus pools that, in aggregate, currently total $3.955 million. These bonus pools serve as additional incentives to retain certain key employees. We are accruing the related compensation expense on a straight-line basis over the applicable retention periods based on the assumption that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows:

Description	Amount	Dates to be paid(1)
	(in thousands)
Georgia Shonk-Simmons, President and Chief Merchandising Officer	$1,425	9/1/2005
Dan Griesemer, Executive Vice President, Retail	300	9/1/2005
Mel Dick, Executive Vice President and Chief Financial Officer	225	4/30/2006
Karen Reed, Senior Vice President of Marketing	225	4/30/2006
Duane A. Huesers, Vice President of Finance	150	2/28/2007

	$2,325
Twelve non-executive employees	$150	Oct-05
	525	Apr-06
	355	Jul-06
	75	Feb-07

	$1,105
Authorized subsequent to January 31, 2004:
Three non-executive employees	$525	May-07

(1)
The amounts will be paid contingent upon (a) continued employment by the employee through the date of payment, (b) our achievement of earnings equal to at least two-thirds of our plan for the prior fiscal year and (c) a satisfactory performance evaluation for the employee.

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

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $850,000 and $725,000 for fiscal 2003 and 2002, respectively. We believe that the above reimbursements are comparable to the amounts we would have incurred had we chartered comparable aircraft from an unrelated third party.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of January 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

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
March 10, 2004	The Company furnished to the Securities and Exchange Commission a copy of a press release reporting its financial results for its fiscal quarter and year ended January 31, 2004.

(C)
Exhibits:

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws (filed with the Company's S-1, file No. 333-16651)
3.2.1	*	Amendment to Amended and Restated Bylaws (filed with the Company's fiscal 2003 Second Quarter Report on Form 10-Q)
4.1	*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1	*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's S-1, file No. 333-16651)
10.1.1	*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.2	*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company's S-1/A, file No. 333-16651)
10.3	*	Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company's Fiscal 2002 Annual Report on Form 10-K)
10.3.1	*	First Amendment to the Credit Agreement dated March 5, 2003 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions. (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.4	*	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of June 14, 2003 (filed with the Company's fiscal 2002 Proxy Statement)
10.5	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.6	*	1997 Employee Stock Purchase Plan (filed with the Company's Fiscal 1997 Second Quarter Report on Form 10-Q)
10.7	*†	Form of Executive Loan Agreement (filed with the Company's Fiscal 1997 Second Quarter Report on Form 10-Q)
10.8	*	Parkersburg Distribution Center Operating Lease (filed with the Company's Fiscal 1998 First Quarter Report on Form 10-Q)
10.9	*†	Three-year Employee Retention Compensation Agreements (filed with the Company's Fiscal 2002 Annual Report on Form 10-K
16.1	*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)
23		Consent of Independent Auditors
24.1	*	Power of Attorney (included on the signature page to S-1, file No. 333-16651)
31.1		Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1		Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP's letter regarding compliance with professional standards (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)

*
PREVIOUSLY FILED
†
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate required to be filed by Item 601(10) of Regulation S-K of the Securities Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 7th day of May 2004.

COLDWATER CREEK INC.
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
23	Consent of Independent Auditors
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002