Form 10-Q
period 2004-05-01
COLDWATER CREEK INC
filed 2004-06-10
CIK 1018005

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended May 1, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock ($.01 par value)	Shares outstanding as of June 4, 2004 26,494,254

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

ASSETS

	May 1, 2004	January 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$54,642	$45,754
Receivables	9,347	9,457
Inventories	56,853	52,701
Prepaid and other	6,428	5,797
Prepaid and deferred catalog costs	5,791	4,219

Total current assets	133,061	117,928
Property and equipment, net	97,065	92,232
Other	487	497

Total assets	$230,613	$210,657

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	46,644	38,855
Accrued liabilities	28,713	24,246
Income taxes payable	3,497	4,089

Total current liabilities	78,854	67,190
Deferred income taxes	3,844	3,844
Deferred rents	21,659	19,826

Total liabilities	104,357	90,860

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 24,247,527 and 24,166,201 shares issued, respectively	242	242
Additional paid-in capital	48,931	47,927
Retained earnings	77,083	71,628

Total stockholders' equity	126,256	119,797

Total liabilities and stockholders' equity	$230,613	$210,657

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended
	May 1, 2004	May 3, 2003
Statements of Operations:
Net sales	$124,460	$115,204
Cost of sales	70,076	70,055

Gross profit	54,384	45,149
Selling, general and administrative expenses	45,384	42,110

Income from operations	9,000	3,039
Interest, net, and other	31	131

Income before income taxes	9,031	3,170
Income tax provision	3,576	1,256

Net income	$5,455	$1,914

Net income per share—Basic	$0.23	$0.08

Weighted average shares outstanding—Basic	24,200	23,964
Net income per share—Diluted	$0.22	$0.08

Weighted average shares outstanding—Diluted	25,082	24,069

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	May 1, 2004	May 3, 2003
OPERATING ACTIVITIES:
Net income	$5,455	$1,914
Non cash items:
Depreciation and amortization	4,369	4,061
Deferred rent amortization	(476)	(203)
Tax benefit from exercises of stock options	266	—
Net change in current assets and liabilities:
Receivables	110	(2,392)
Inventories	(4,152)	(8,109)
Prepaid and other	(675)	(546)
Prepaid and deferred catalog costs	(1,572)	484
Accounts payable	7,789	358
Accrued liabilities	3,007	385
Income taxes payable	(592)	(3,650)
Deferred rents	2,577	1,972

Net cash provided by (used in) operating activities	16,106	(5,726)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,779)	(4,996)
Repayments of executive loans	15	—

Net cash used in investing activities	(7,764)	(4,996)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	546	—
Other financing costs	—	(517)

Net cash provided by (used in) financing activities	546	(517)

Net increase (decrease) in cash and cash equivalents	8,888	(11,239)
Cash and cash equivalents, beginning	45,754	26,630

Cash and cash equivalents, ending	$54,642	$15,391

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Nature of Business and Organizational Structure

        Coldwater Creek Inc., together with its wholly-owned subsidiaries (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, accessories, jewelry, and gift items. The Company operates in two reportable operating segments: Retail and Direct. The Company's Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company's Direct Segment consists of its catalog and Internet-based e-commerce businesses.

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

        The Company's floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

        The Company's interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company's most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

        The Company's consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of the recognition of revenue and expenses, the recognition of reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in our sales returns accrual and our inventory obsolescence calculation. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary from its estimates and assumptions.

Reclassifications

        Certain amounts in the consolidated financial statements for the prior fiscal year's interim period have been reclassified to be consistent with the current fiscal year's interim presentation.

Inventories

        Inventories primarily consist of merchandise purchased for resale. Inventory in the Company's distribution center is stated at the lower of first-in, first-out cost or market. Inventory in the Company's full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

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

Store Pre-Opening Costs

        The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.4 million and $0.1 million during the first quarters of fiscal 2004 and fiscal 2003, respectively.

List rental income (expense)

        Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003
	(in thousands)
List rental income	$913	$714
List rental (expense)	(370)	(659)

Net list rental income (expense)	$543	$55

Interest, net, and other

        Interest, net, and other consists of the following:

	Three Months Ended
	May 1, 2004	May 3, 2003
	(in thousands)
Interest (expense), including amortization of financing fees	$(116)	$—
Interest income	87	125
Other income	169	80
Other (expense)	(109)	(74)

Interest, net, and other	$31	$131

Net Income Per Share

        Basic earnings per share ("EPS") is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if potentially dilutive securities, such as stock options, were exercised or converted into Common Stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

        On December 19, 2002, and on August 4, 2003, the Company's Board of Directors declared two 50% stock dividends having the cumulative effect of a 2.25-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts for all periods presented reflect these stock dividends.

Accounting for Stock Based Compensation

        As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

        The following table presents a reconciliation of the Company's actual net income to its pro forma net income had compensation expense for the Company's 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended
	May 1, 2004	May 3, 2003
Net Income:
As reported	$5,455	$1,914
Impact of applying SFAS 123	(204)	(208)

Proforma	$5,251	$1,706

Net income per share:
As reported—Basic	$0.23	$0.08
Pro forma impact—Basic	$0.22	$0.07
As reported—Diluted	$0.22	$0.08
Pro forma impact—Diluted	$0.21	$0.07

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in future years.

        In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended
	May 1, 2004	May 3, 2003
Risk free interest rate	2.5%	2.5%
Expected volatility	77.8%	78.9%
Expected life (in years)	4	4
Expected dividends	None	None

Recently Adopted Accounting Standards

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In fiscal 2002, the Company adopted the disclosure requirements of SFAS No. 148. However, at this time, the Company does not intend to change to the fair value based method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"). The primary objectives of FIN 46R are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities ("VIEs"). The Company currently has no VIEs and the adoption of FIN 46R had no impact.

3.     Receivables

        Receivables consist of the following:

	May 1, 2004	January 31, 2004
	(in thousands)
Credit cards	$5,053	$3,305
Tenant improvement	2,664	3,728
Customer list rental	950	1,037
Income tax refund	132	767
Other	548	620

	$9,347	$9,457

        The Company evaluates the credit risk associated with its receivables. At May 1, 2004 and January 31, 2004 no reserve was recorded.

4.     Accrued Liabilities

        Accrued liabilities consist of the following:

	May 1, 2004	January 31, 2004
	(in thousands)
Accrued payroll, related taxes and benefits	$8,761	$5,755
Accrued sales returns	5,079	3,960
Accrued taxes	5,153	4,071
Current portion of deferred rents	2,919	2,651
Gift certificate/card liability	5,901	7,063
Other	900	746

	$28,713	$24,246

5.     Executive Loan Program

        Prior to the enactment of the Sarbanes-Oxley Act ("the Act"), the Company maintained an Executive Loan Program under which the Company made, at its sole discretion and with prior approvals from the Chief Executive Officer and the Board of Directors' Compensation Committee, secured long-term loans to key executives other than the Company's founders, Dennis Pence and Ann Pence. The Company's Chief Executive Officer, President and Chief Financial Officer do not have loans under this program. Each loan is secured by the executive's personal net assets, inclusive of all vested stock options in the Company, bears interest at three percent per annum, and becomes due and payable on the earlier of (i) the date ten days before the date on which the vested stock options serving as partial security expire or (ii) ninety days from the date on which the executive's employment with the Company terminates for any reason. Outstanding loans were $0.3 million at both May 1, 2004 and January 31, 2004, respectively. None of the loans outstanding prior to enactment of the Act have had any of their terms modified.

6.     Deferred Compensation Program

        During fiscal 2001, 2002 and 2003, the Compensation Committee of the Company's Board of Directors authorized compensation bonus pools that, in aggregate, currently total $4.0 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows:

Description	Amount	Dates to be paid(1)
Five executive employees	$1,725	9/05
	450	4/06
	150	2/07

$2,325

Fifteen non-executive employees	$150	10/05
	525	4/06
	355	7/06
	75	2/07
	525	5/07

$1,630

(1)
The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

7.     Arrangements with Principal Shareholders

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

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $49,000 and $178,000 for the first quarters of fiscal 2004 and fiscal 2003, respectively.

        On June 14, 2003, the Company's Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company's Chairman and Chief Executive Officer is the founder and a Board member of the Morning Light Foundation, Inc.

8.     Revolving Line of Credit

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

        The Agreement provides that the Company must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The Agreement has a maturity date of March 5, 2006. During the fiscal

2003 first quarter, the Company paid $0.5 million in financing costs associated with obtaining its new credit facility, which is being amortized over the life of the Agreement.

        The Company had $1.2 million and $0.3 million in outstanding letters of credit at May 1, 2004 and January 31, 2004, respectively.

9.     Net Income Per Share

        The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands except for per share data):

	Three months ended
	May 1, 2004	May 3, 2003
Net income	$5,455	$1,914

Shares used to determine net income per basic share(2)	24,200	23,964

Net effect of dilutive stock options(1)(2)	882	105

Shares used to determine net income per diluted share(2)	25,082	24,069

Net income per share:
Basic	$0.23	$0.08
Diluted	$0.22	$0.08

(1)
The number of anti-dilutive stock options excluded from the above computations were 19 and 1,172 for the three months ended May 1, 2004 and May 3, 2003, respectively.

(2)
The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002 and August 4, 2003.

10.   Commitments

        The Company leases its East Coast Distribution Center, Coeur d'Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums ("contingent rental payments"). The Company incurred aggregate rent expense under its operating leases of $5,706,000 and $4,740,000 including contingent rent expense of $62,000 and $0 for the first quarters of fiscal 2004 and fiscal 2003, respectively.

        As of May 1, 2004 the Company's minimum lease payment requirements, excluding contingent rental payments, are as follows (in thousands):

Remainder of fiscal 2004	$16,803
Fiscal 2005	23,797
Fiscal 2006	23,701
Fiscal 2007	23,148
Fiscal 2008 (first three months)	6,118
Thereafter	113,996

Total	$207,563

        Subsequent to May 1, 2004 the Company entered into additional retail leases with minimum lease payment requirements,excluding contingent rental payments, as follows (in thousands):

Remainder of fiscal 2004	$115
Fiscal 2005	527
Fiscal 2006	527
Fiscal 2007	527
Fiscal 2008 (first three months)	132
Thereafter	3,501

Total	$5,329

        Additionally, the Company had inventory purchase commitments of approximately $115.2 million and $100.2 million at May 1, 2004 and May 3, 2003, respectively.

11.   Contingencies

        The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In addition, from time to time the Company has received claims that its products and/or the manner in which it conducts its business infringes on the intellectual property rights of third parties. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings would not materially affect its consolidated financial position, results of operations or cash flows.

        In fiscal 2003, the Company accrued $1.0 million for expected tax liabilities resulting from an error in its Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. The Company believes that it has accrued an appropriate amount for the expected Canadian tax liabilities. However, the Canadian taxing authorities have not completed their review of the Company's GST returns and may determine that the Company owes additional tax, in which case the Company may incur additional expenses.

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

12.   Segment Reporting

        The Company's executive management, being its chief operating decision makers, work together to allocate resources and assess the performance of the Company's business. The Company's executive management manages the Company as two distinct operating segments, Direct and Retail. Although offering customers substantially similar merchandise, the Company's Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

        The Company's executive management assesses the performance of each operating segment based on an "operating contribution" measure, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, inventory planning and quality assurance costs as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

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

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales(1):
Direct	$67,951	$81,872
Retail	56,509	33,332

Consolidated net sales	$124,460	$115,204

Operating contribution:
Direct	$14,571	$13,478
Retail	9,253	1,464

Total operating contribution	23,824	14,942
Corporate and other	(14,824)	(11,903)

Consolidated income from operations	$9,000	$3,039

Depreciation and amortization:
Direct	$146	$435
Retail	2,515	1,870
Corporate and other	1,708	1,756

Consolidated depreciation and amortization	$4,369	$4,061

Total assets:
Direct	$34,661	$44,763
Retail	103,514	81,360
Corporate and other assets	92,438	63,055

Consolidated total assets	$230,613	$189,178

Capital expenditures:
Direct	$295	$1,158
Retail	6,732	3,211
Corporate and other	752	627

Consolidated capital expenditures	$7,779	$4,996

(1)
There have been no inter-segment sales during the reported periods.

13.   Subsequent Event

        On May 26, 2004, the Company completed a public offering of 2,240,000 shares offered by the Company and 1,348,000 shares offered by selling stockholders, which includes the underwriters' over-allotment option exercised on May 25, 2004 to purchase 240,000 shares from Coldwater Creek and 228,000 shares from selling stockholders. A registration statement relating to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission.

        The Company's cash and stockholder's equity accounts were increased by $42.3 million as a result of the offering. The Company currently intends to use the net proceeds from the offering to continue to expand its retail operations and for working capital and for other general corporate purposes. Pending the application of the proceeds, the Company intends to invest the net offering proceeds in short-term, interest-bearing, investment-grade securities. This represents the Company's current intentions based upon its present plans and business condition. Unforeseen events or changes in business conditions could result in a different application of the net proceeds from the offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

        We currently operate in two reportable operating segments, our direct segment and our retail segment. Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in this report and the financial statements included herein reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002 and August 4, 2003, respectively. These stock dividends have the combined effect of a 2.25-for-1 stock split.

Coldwater Creek Profile

        Coldwater Creek is a multi-channel specialty retailer of women's apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 30 and 60, with household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

        Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the fiscal 2004 first quarter, we mailed 25.9 million catalogs. Our full-scale e-commerce website, www.coldwatercreek.com, cost-effectively expands our customer base and provides another convenient shopping alternative for our customers. We currently have a database of over 2.1 million e-mail addresses to which we regularly send customized e-mails.

        We expect our retail business, which represented approximately 45% of our total net sales in the fiscal 2004 first quarter, to be the key driver of our growth strategy. As of May 1, 2004, we operated 71 full-line retail stores as well as two resort stores and 18 merchandise clearance outlet stores in 55 markets. We currently plan to open a total of 45 new stores in fiscal 2004, 15 of which were opened so far in fiscal 2004, and 40 to 50 new stores in fiscal 2005. Over the past four years, we have refined our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

  •
  introducing a scaleable retail store model for national roll-out;

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

Direct Segment Operations

        Our direct segment includes our catalog and e-commerce businesses. Our direct segment generated $68.0 million in net sales, or 54.6% of our total net sales, for the fiscal 2004 first quarter. As we continue to roll-out our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity and an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

Our Catalogs

        For the fiscal 2004 first quarter, our catalog business generated $33.0 million in net sales, or 26.5% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they have increasingly generated lower response rates and contributed fewer sales than mailings to our existing customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. In the fiscal 2004 first quarter we mailed 25.9 million catalogs, down 13.5% from the 30.0 million catalogs mailed in the fiscal 2003 first quarter. We expect to continue to reduce our catalog circulation, particularly to prospective customers, which we believe will continue to have a positive impact on our selling, general and administrative expenses. Although we anticipate losing some potential prospect sales, we believe that optimizing the level of our mailings to prospective customers will have an overall positive impact on our net income.

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

        In the fiscal 2004 first quarter, our e-commerce net sales were $34.9 million and represented 28.1% of total net sales. As of May 1, 2004, we had over 2.1 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website. This affiliate program serves as an effective tool in prospecting for new customers.

Retail Segment Operations

        Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel generated $56.5 million in net sales, or 45.4% of total net sales, for the fiscal 2004 first quarter.

Full-Line Stores

        We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 400 to 500 stores in up to 275 to 300 identified markets nationwide over the next six to eight years. At May 1, 2004, we operated 71 stores and we currently plan to open 45 new stores in fiscal 2004, including 15 stores opened so far in fiscal 2004. We have identified suitable locations for these planned stores and believe we will be able to complete our 2004 expansion plans with available working capital. In 2005, we currently plan to open 40 to 50 new stores, and are in the process of securing appropriate sites for these stores.

        After 2005 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific roll-out plan beyond a two-year horizon. We continually reassess our store roll-out plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store roll-out if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

        Our core new store model, which we introduced in the second half of 2002, consists of 5,000 to 6,000 square foot stores. These stores reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design and have reduced our initial capital investment per store compared to previously opened stores. This model assumes an average initial net investment per store of approximately $560,000 and anticipates net sales per square foot of approximately $500 in the third year of operations. For the twelve months ended May 1, 2004, our 41 full-line stores that had been open at least 13 months averaged 7,207 square feet and net sales per square foot of approximately $480. Most of these stores have been open for one to two years.

        We are also introducing a smaller store model of 3,000 to 4,000 square foot stores. We have designed these stores to access smaller markets and to increase our presence in larger metropolitan markets. This model assumes an average initial net investment per store of approximately $400,000 and anticipates net sales per square foot of approximately $600 in the third year of operations. We currently have 10 stores open in this model, none of which has been open for a full year.

Outlet Stores and Resort Stores

        We currently operate 18 outlet stores where we sell excess inventory. We plan to open an additional outlet store in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Results of Operations

        The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three Months Ended
	May 1, 2004	May 1, 2003
Net sales	100.0%	100.0%
Cost of sales	56.3%	60.8%

Gross profit	43.7%	39.2%
Selling, general and administrative expenses	36.5%	36.6%

Income from operations	7.2%	2.6%
Interest, net, and other	0.0%	0.1%

Income before provision for income taxes	7.3%	2.8%
Provision for income taxes	2.9%	1.1%

Net income	4.4%	1.7%

Comparison of the Three-Month Period Ended May 1, 2004 with the Three-Month Period Ended May 3, 2003:

Consolidated Results of Operations

        Net Sales.    Our consolidated net sales for the three-month period ended May 1, 2004 were $124.5 million, an increase of $9.3 million, or 8.0%, compared with consolidated net sales of $115.2 million during the three-month period ended May 3, 2003. This increase is primarily due to incremental net sales of $15.7 million contributed by our retail expansion, to an increase of $1.1 million, or 25.0%, in outlet store net sales and to an increase of $1.0 million, or 4.4%, in full-price e-commerce net sales. These positive impacts were partially offset primarily by a decrease of $10.1 million, or 26.9%, in full-price catalog net sales and, to a lesser extent, to increased direct segment sales returns. In the fiscal 2004 first quarter, our direct segment sales returns expressed as a percentage of gross sales increased by 1.9 percentage points from the fiscal 2003 first quarter. We attribute this increase in direct segment sales returns to a 2.8 percentage point increase in the percentage of total net sales contributed by apparel sales, which typically have higher return rates than gifts and accessories. Please refer to our discussions titled "Comparison of the Three-Month Period Ended May 1, 2004 with the Three-Month Period Ended May3, 2003—Consolidated Results of Operations—Operating Segment Results" below for further details.

        Gross Profit Dollars.    Our consolidated gross profit dollars for the fiscal 2004 first quarter were $54.4 million, an increase of $9.2 million, or 20.5%, compared with consolidated gross profit dollars for the fiscal 2003 first quarter of $45.1 million. The increase in our consolidated gross profit dollars was primarily attributable to the increase in consolidated net sales.

        Gross Profit Rate.    Our consolidated gross profit rate for the fiscal 2004 first quarter increased to 43.7% from 39.2% for the fiscal 2003 first quarter. This increase was primarily due to an aggregate improvement in merchandise margins of 5.8 percentage points on sales in all channels. Merchandise margins on full-price direct segment sales improved 3.8 percentage points due to fewer sales discounts offered in fiscal 2004 compared with fiscal 2003. Merchandise margins on full-price retail sales increased 3.0 percentage points. The merchandise margins on our clearance sales improved by 7.5 percentage points which is attributable to our focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate.

        Also contributing to the increase in our consolidated gross profit rate, although to a lesser extent, was an improvement of 4.8 percentage points in the leveraging of our retail store occupancy costs and a decrease in the percentage of total net sales contributed by clearance sales compared with full-price sales. We were able to leverage our retail store occupancy costs primarily due to improved net sales at our retail stores. Clearance sales comprised approximately 12% of our total net sales in the fiscal 2004 first quarter and approximately 15% of our total net sales in the fiscal 2003 first quarter. Additionally, we believe that our inventory levels are now aligned with our retail store growth strategy and do not anticipate disposition activities beyond those typically encountered by retailers.

        We recognized $0.7 million of vendor rebates during the fiscal 2004 first quarter versus $0.1 million in the fiscal 2003 first quarter. These rebates were credited to cost of sales as the related merchandise was sold.

        Selling, General and Administrative Expenses.    Our consolidated selling, general and administrative expenses for the fiscal 2004 were $45.4 million, an increase of $3.3 million, or 7.8%, compared with consolidated selling, general and administrative expenses for the fiscal 2003 first quarter of $42.1 million. Our consolidated selling, general and administrative expenses were negatively impacted by increased personnel costs associated with our retail expansion. Personnel costs impacting our consolidated selling, general and administrative expenses associated with our retail expansion increased $3.4 million, or 58.6%, for the fiscal 2004 first quarter from the fiscal 2003 first quarter. The personnel costs primarily included retail administrative staff wages, store employee wages, related taxes and employee benefits. Additionally, incentive compensation expense which is based on corporate performance increased $1.7 million. Partially offsetting these negative impacts were reduced costs associated with catalog mailings of approximately $2.2 million. We decreased our catalog mailings by 13.5%, to 25.9 million in the fiscal 2004 first quarter from 30.0 million in the fiscal 2003 first quarter.

        Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.     Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales decreased to 36.5% for fiscal 2004 first quarter from 36.6% for the fiscal 2003 first quarter. This slight improvement is primarily due to our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings during the fiscal 2004 first quarter compared with the fiscal 2003 first quarter.

        Income Tax Rate.    For the fiscal 2004 first quarter our consolidated provision for income taxes was $3.6 million, an increase of $2.3 million, or 184.7%, compared with a consolidated provision for income taxes of $1.3 million for the fiscal 2003 first quarter. Our effective income tax rate for both the fiscal 2004 and fiscal 2003 first quarters was 39.6%. The increase in our income tax expense was the result of higher pre-tax income.

Operating Segment Results

        Net Sales.    The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
					Change
		% of Total		% of Total
	May 1, 2004		May 3, 2003		$	%
Catalog	$33,014	26.5%	$45,946	39.9%	$(12,932)	-28.1%
Internet	34,937	28.1%	35,926	31.2%	(989)	-2.8%

Direct	67,951	54.6%	81,872	71.1%	(13,921)	-17.0%

Retail	56,509	45.4%	33,332	28.9%	23,177	69.5%

Total	$124,460	100.0%	$115,204	100.0%	$9,256	8.0%

        Our direct segment's net sales decreased $13.9 million, or 17.0% in the fiscal 2004 first quarter from the fiscal 2003 first quarter. This decrease is primarily due to our strategic decision to mail 4.1 million or 13.5% fewer catalogs in the fiscal 2004 first quarter from the fiscal 2003 first quarter. Also negatively impacting our direct segment's net sales were fewer promotional campaigns in the fiscal 2004 first quarter than in the fiscal 2003 first quarter, reduced e-commerce clearance sales and increased direct segment sales returns.

        These negative impacts on our direct segment's net sales were partially offset by an increase of $1.0 million, or 4.4%, in our full-price e-commerce business' net sales. We believe this increase was the result of our continued efforts to reduce our e-commerce business's dependence on our catalogs as an advertising medium. For example, we continued to participate in a net sales commission-based "affiliate" website program in which numerous popular search engines and consumer and charitable websites provide access to our website.

        Our retail segment's net sales increased $23.2 million, or 69.5%, in the fiscal 2004 first quarter from the fiscal 2003 first quarter. We primarily attribute this increase to net sales of $15.7 million contributed by the 30 full-line retail stores that were either opened during fiscal 2003 or were opened during only a portion of the fiscal 2003 first quarter, but were open during the entirety of the fiscal 2004 first quarter. Also contributing to the increase in our retail segment's net sales, although to a lesser extent, was an increase of $1.1 million, or 25.0%, in our outlet store net sales.

        Operating Contribution.    The following table summarizes our operating contribution by segment for the three-month period ended May 1, 2004 and the three-month period ended May 3, 2003:

	Three Months Ended
							Change
	May 1, 2004%			May 3, 2003%			$	%
Direct	$14,571	21.4%	(1)	$13,478	16.5%	(1)	$1,093	8.1%
Retail	9,253	16.4%	(2)	1,464	4.4%	(2)	7,789	532.0%
Corporate and other	(14,824)	11.9%	(3)	(11,903)	-10.3%	(3)	(2,921)	24.5%

Consolidated income from operations	$9,000	7.2%	(3)	$3,039	2.6%	(3)	$5,961	196.2%

(1)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        Our direct segment's operating contribution increased $1.1 million, or 8.1%, in the fiscal 2004 first quarter from the fiscal 2003 first quarter. The increase in our direct segment's operating contribution is primarily due to an improvement in merchandise margins of 3.8 percentage points on full-price sales from our catalog and e-commerce businesses. Also contributing to this improvement was a 5.0% increase in our direct segment's average sales per order and, to a lesser extent, our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings. We generally realize better response rates to mailings to our existing customers than to our prospective customers and have observed falling response rates to catalogs mailed to our prospective customers. The percentage of mailings to our existing customers increased 12.3 percentage points in the fiscal 2004 first quarter from the fiscal 2003 first quarter. These positive impacts were partially offset by reduced average response rate to catalogs mailed during the fiscal 2004 first quarter, which decreased 4.3% from the average response rate during the fiscal 2003 first quarter. We primarily attribute the decrease in average response rate to the fact that the promotional campaigns we undertook in the fiscal 2003 first quarter were not offered during the fiscal 2004 first quarter.

        Our retail segment's operating contribution increased $7.8 million, or 532.0%, in the fiscal 2004 first quarter from the fiscal 2003 first quarter. We primarily attribute this increase to the opening of new stores, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved leveraging of full-line retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 3.0 percentage points during the fiscal 2004 first quarter from the fiscal 2003 first quarter. Merchandise margins on outlet store sales improved by 9.6 percentage points during the fiscal 2004 first quarter from the fiscal 2003 first quarter. We experienced an improvement of 4.8 percentage points in the leveraging of our full-line retail store occupancy costs during the fiscal 2004 first quarter from the fiscal 2003 first quarter.

        Partially offsetting these positive impacts were increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the fiscal 2004 first quarter, personnel costs impacting our retail segment's operating contribution increased $3.4 million, or 51.9%.

        Our corporate and other operating contribution for the fiscal 2004 first quarter was $(14.8) million as compared with $(11.9) million for the fiscal 2003 first quarter. The decrease in our corporate and other operating contribution was primarily due to an increase of $2.4 million, or 50.0%, in administrative and technical support salaries associated with our retail expansion. Also, negatively impacting our corporate and other operating contribution was an increase of $0.7 million, or 339.4%, in advertising expenses designed to promote the Coldwater Creek brand. These negative impacts were partially offset by decreases in other corporate expenses.

Quarterly Results of Operations and Seasonal Influences

        As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate as a result of a number of factors, including, the following:

  •
  the composition, size and timing of our various merchandise offerings.

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

        We alter the composition, magnitude and timing of our merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally are realized within the first several weeks after its introduction with an expected significant decline in customer orders thereafter.

        Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected. Due to our change in fiscal year end in fiscal 2002, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter and the December portion of the holiday season fell into our fiscal fourth quarter. Historically, our fiscal second quarter has generally not been profitable and may continue to be unprofitable in the future.

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

        The agreement provides that we must satisfy certain specified EBITDA (Earnings Before Interest Taxes Depreciation and Amortization), EBITDAR (i.e., EBITDA before rental/lease expenses), fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. At May 1, 2004 we were in compliance with these covenants and restrictions. The credit facility has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, we paid $0.5 million in financing costs associated with obtaining our new credit facility, which is being amortized over the life of the agreement. At May 1, 2004, we had $1.2 million in outstanding letters of credit under this agreement.

        Our operating activities generated $16.1 million and used $5.7 million during the first three months of fiscal 2004 and the first three months of fiscal 2003, respectively. On a comparative year-to-year basis, the increase in the first three months of fiscal 2004 primarily reflects increased accounts payable and, to a lesser extent, decreased inventories and increased net income. Inventories have decreased due to our continued efforts to reduce the number of styles and sizes that we offer for sale. Partially offsetting these positive cash flow impacts were increased prepaid and deferred catalog costs. Prepaid and deferred catalog costs have increased due to the timing of catalog mailings.

        Our investing activities consumed $7.8 million and $5.0 million of cash during the first three months of fiscal 2004 and the first three months of fiscal 2003, respectively. Cash outlays in these periods were principally for capital expenditures.

        Our capital expenditures during the first three months of fiscal 2004 principally reflect the cost of leasehold improvements, furniture and fixtures and various technology hardware and software additions and upgrades for five, new retail stores and, to a lesser extent, for soon-to-be-opened and existing retail stores. Our capital expenditures during the first three months of fiscal 2003 principally reflect the cost of leasehold improvements, furniture and fixtures and various technology hardware and software additions and upgrades for our retail stores.

        Our financing activities provided $0.5 million and used $0.5 million during the first three months of fiscal 2004 and the first three months of fiscal 2003, respectively. Our financing activities during the first three months of fiscal 2004 reflect proceeds from the exercise of previously granted options to purchase 61,250 shares of common stock at an average exercise price of $8.77 per share. Our financing activities during the first three months of fiscal 2003 reflect financing costs associated with our new credit facility.

        As a result of the foregoing, we had $54.2 million in consolidated working capital at May 1, 2004 compared with $50.7 million at January 31, 2004. Our consolidated current ratio was 1.7 at May 1, 2004 compared with 1.8 at January 31, 2004. We had no outstanding short-term or long-term bank debt at May 1, 2004 or January 31, 2004.

        On May 26, 2004, we completed a public offering of 2,240,000 shares of our common stock at a price to the public of $20.50 per share. The net proceeds to us were approximately $42.3 million after deducting underwriting discounts and commissions and our estimated offering expenses. Please specifically refer to Note 13—"Subsequent Event" of our consolidated financial statements for further details.

        We currently plan to open 45 new retail stores in fiscal 2004, including 15 stores opened so far in fiscal 2004, and 40 to 50 stores in fiscal 2005. We believe there is an opportunity to open 400 to 500 stores in up to 275 to 300 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

        We currently estimate approximately $40.0 million in total capital expenditures for the remainder of fiscal 2004, primarily for the 40 full-line retail stores, and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

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

        We believe that our cash flow from operations, available borrowing capacity under our bank credit facility and the net proceeds from the recent stock offering will be sufficient to fund our current operations and retail store openings under our current roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

Future Outlook

        Due to competition from discount retailers that has put downward pressure on retail prices for women's apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue.

        We expect our retail segment to be the key driver of our growth in the future. In the near term, we do not expect growth in our catalog business as we roll-out our retail strategy, and we expect our retail and direct segments will each represent approximately 50% of net sales in fiscal 2004. We intend to further reduce our catalog circulation to maximize profitability and reduce costs. In particular, we expect to decrease mailings to prospective customers because they are increasingly less profitable than mailings to our proprietary customers. At the same time, we expect to increase mailings to our retail customers in fiscal 2004 to promote our retail stores. As our retail business grows, we will add additional overhead. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability.

        As a result of our changing business model, our sales returns declined 40% from fiscal 2001 to fiscal 2003. This percent change is driven primarily by declining sales in the direct segment and increasing sales in our retail segment as we continue to grow that segment. Generally, return rates are lower in the retail segment because customers can handle and try on the merchandise in the store prior to the purchase. We have also experienced declining sales return rates as a result of efforts to improve the quality and fit of our merchandise. We expect our overall return rates to continue to decrease as our retail segment sales become a larger percentage of our total sales. However, in the fiscal 2004 first quarter, our direct segment sales returns increased by 1.9 percentage points from the fiscal 2003 first quarter. We attribute this increase to a 2.8 percentage point increase in the percentage of total net sales contributed by apparel sales, which typically have higher return rates than gifts and accessories.

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

  •
  Revenue Recognition and Sales Return Estimate

  •
  Inventories

  •
  Catalog Costs

        During the first three months of fiscal 2004, there were no changes in the above critical accounting policies.

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

        The following tables summarize our minimum contractual commitments and commercial obligations as of May 1, 2004:

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007-2008	After 2008
	(In thousands)
Contractual Obligations
Operating leases(a)	$207,563	$16,803	$47,498	$29,266	$113,996
Inventory purchase orders	115,178	115,178	—	—	—

Total	$322,741	$131,981	$47,498	$29,266	$113,996

(a)
We lease our retail store space as well as other property and equipment under operating leases. Our retail store leases require percentage rentals on sales above specified minimums. These operating lease obligations do not include contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options.

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007-2008	After 2008
	(in thousands)
Commercial Commitments
Letters of credit	$1,245	$1,245	$—	$—	$—

Total	$1,245	$1,245	$—	$—	$—

Risk Factors

We may be unable to successfully implement our retail store roll-out strategy, which could result in significantly lower revenue growth.

        The key driver of our growth strategy is our retail store expansion. We currently plan to open 45 new stores in fiscal 2004, including 15 stores opened so far in fiscal 2004, and 40 to 50 new stores in fiscal 2005. We believe we will ultimately have 400 to 500 retail stores. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

We may continue to refine our retail store model, which could delay our planned retail store roll-out and result in slower revenue growth.

        We have made numerous refinements in our retail store format since opening our first full-line store in 1999. Our retail model may undergo further refinements as we gain experience operating more stores. If we determine to make further refinements to our store model, it may delay the progress of our retail store roll-out, which could slow our anticipated revenue growth. We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores that do not prove to be successful. Furthermore, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design and information and management systems, and we must continue to make these investments to maintain our current and future stores.

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

        We incur substantial costs associated with our catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Most of these costs are incurred prior to mailing. As a result, we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase our catalog production costs and result in lower profits for our catalog business to the extent we are unable to pass these costs onto our customers or implement more cost effective printing, mailing or distribution systems. Because our catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

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

Our direct segment sales may decline if we are unable to timely mail our catalogs.

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

        In fiscal 2003, we accrued $1.0 million for expected tax liabilities resulting from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. We believe that we have accrued an appropriate amount for the expected Canadian tax liabilities. However, the Canadian taxing authorities have not completed their review of our GST returns and may determine that we owe additional tax, in which case we may incur additional expenses.

Our stock price has fluctuated and may continue to fluctuate widely.

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $11.36 per share and $5.37 per share, respectively, during the fiscal year ended February 1, 2003, and were $14.71 per share and $5.86 per share, respectively, during the fiscal year ended January 31, 2004. The reported high and low closing sale prices of our common stock were $22.90 per share and $14.92 per share, respectively, during the fiscal 2004 first quarter. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been minimally impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the quarter ended May 1, 2004 and the quarter ended May 3, 2003, we did not have significant borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of the quarter. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of May 1, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

        (b)   Changes in internal control over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the first quarter ended May 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

        The Company filed or furnished the following reports on Form 8-K and Form 8-K/A during the quarter ended May 1, 2004:

Date	Item Reported On
February 27, 2004	The Company filed a Form 8-K/A to amend the description of its business, risk factors and managements' discussion and analysis and results of operations contained in the Form 8-K filed on December 4, 2003.
March 10, 2004	The Company furnished to the Securities and Exchange Commission a copy of a press release reporting its financial results for its fiscal quarter and year ended January 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 10th day of June 2004.

COLDWATER CREEK INC.
By:	/s/ MELVIN DICK Executive Vice-President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ DUANE A. HUESERS Vice President of Finance (Principal Accounting Officer)