Form 10-Q
period 2004-07-31
COLDWATER CREEK INC
filed 2004-09-09
CIK 1018005

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended July 31, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 3, 2004
Common Stock ($.01 par value)	40,251,242

PART I.    FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	July 31, 2004	January 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,620	$45,754
Receivables	8,756	9,457
Inventories	57,396	52,701
Prepaid and other	6,675	5,797
Prepaid income taxes	2,357	—
Prepaid and deferred catalog costs	2,512	4,219

Total current assets	166,316	117,928
Property and equipment, net	104,738	92,232
Other	596	497

Total assets	$271,650	$210,657

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	40,370	38,855
Accrued liabilities	24,080	24,246
Income taxes payable	—	4,089

Total current liabilities	64,450	67,190
Deferred income taxes	3,844	3,844
Deferred rents	28,321	19,826

Total liabilities	96,615	90,860

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 40,039,369 and 36,249,302 shares issued, respectively	400	363
Additional paid-in capital	94,279	47,927
Retained earnings	80,356	71,507

Total stockholders' equity	175,035	119,797

Total liabilities and stockholders' equity	$271,650	$210,657

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Statements of Operations:
Net sales	$111,215	$96,654	$235,675	$211,858
Cost of sales	64,324	62,004	134,400	132,059

Gross profit	46,891	34,650	101,275	79,799
Selling, general and administrative expenses	41,462	36,771	86,846	78,881

Income (loss) from operations	5,429	(2,121)	14,429	918
Interest, net, and other	223	(243)	254	(112)

Income (loss) before income taxes	5,652	(2,364)	14,683	806
Income tax provision (benefit)	2,246	(941)	5,822	315

Net income (loss)	$3,406	$(1,423)	$8,861	$491

Net income (loss) per share—Basic	$0.09	$(0.04)	$0.24	$0.01

Weighted average shares outstanding—Basic	38,972	36,062	37,629	36,005
Net income (loss) per share—Diluted	$0.08	$(0.04)	$0.23	$0.01

Weighted average shares outstanding—Diluted	40,398	36,062	39,004	36,282

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 31, 2004	August 2, 2003
OPERATING ACTIVITIES:
Net income	$8,861	$491
Non cash items:
Depreciation and amortization	9,213	8,303
Deferred rent amortization	(969)	(498)
Tax benefit from exercises of stock options	1,800	230
(Gain) loss on asset disposition	(6)	114
Net change in current assets and liabilities:
Receivables	701	883
Inventories	(4,695)	(7,916)
Prepaid and other	(3,968)	(5,936)
Prepaid and deferred catalog costs	1,707	2,210
Accounts payable	1,515	(5,564)
Accrued liabilities	(1,295)	(5,257)
Income taxes payable	(4,089)	(3,650)
Deferred rents	10,481	5,333

Net cash provided by (used in) operating activities	19,256	(11,257)

INVESTING ACTIVITIES:
Purchase of property and equipment	(21,313)	(12,094)
Repayments of executive loans	20	89

Net cash used in investing activities	(21,293)	(12,005)

FINANCING ACTIVITIES:
Net proceeds from stock offering	42,624 (a)	—
Net proceeds from exercises of stock options	2,279	646
Other financing costs	—	(517)

Net cash provided by financing activities	44,903	129

Net increase (decrease) in cash and cash equivalents	42,866	(23,133)
Cash and cash equivalents, beginning	45,754	26,630

Cash and cash equivalents, ending	$88,620	$3,497

Note (a): Net proceeds from stock offering does not include $518,000 of costs incurred in the prior fiscal year.

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

Fiscal Periods

        References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company's floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated. References to the six-month periods, or to fiscal first six months, refer to the 26 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

        The Company's interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company's consolidated financial position, results of operations and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company's most recent Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

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

        Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect three 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company's Board of Directors on December 19, 2002, August 4, 2003 and June 14, 2004.

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

Store Pre-Opening Costs

        The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.7 million and $0.3 million during the second quarters of fiscal 2004 and fiscal 2003, respectively. Pre-opening costs were approximately $1.2 million and $0.4 million during the first six months of fiscal 2004 and fiscal 2003, respectively.

List rental income (expense)

        Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)
List rental income	$606	$450	$1,519	$1,164
List rental (expense)	(28)	(124)	(398)	(783)

Net list rental income (expense)	$578	$326	$1,121	$381

Interest, net, and other

        Interest, net, and other consists of the following:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)
Interest (expense), including financing fees	$(114)	$(146)	$(230)	$(146)
Interest income	238	—	325	125
Other income	173	84	342	170
Other (expense)	(74)	(181)	(183)	(261)

Interest, net, and other	$223	$(243)	$254	$(112)

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

        On December 19, 2002, on August 4, 2003 and on June 14, 2004, the Company's Board of Directors declared a 50% stock dividend having the cumulative effect of a 3.375-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts for all periods presented reflect these stock dividends.

Accounting for Stock Based Compensation

        As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

        The following table presents a reconciliation of the Company's actual net income to its pro forma net income had compensation expense for the Company's 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income:
As reported	$3,406	$(1,423)	$8,861	$491
Impact of applying SFAS 123	(205)	(218)	(386)	(419)

Proforma net income	$3,201	$(1,641)	$8,475	$72

Net income per share:
As reported—Basic	$0.09	$(0.04)	$0.24	$0.01
Pro forma—Basic	$0.08	$(0.05)	$0.23	$0.00
As reported—Diluted	$0.08	$(0.04)	$0.23	$0.01
Pro forma—Diluted	$0.08	$(0.05)	$0.22	$0.00

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in the future.

        In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Risk free interest rate	3.5%	1.7%	3.0%	2.3%
Expected volatility	76.3%	78.5%	77.1%	78.5%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

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

3. Receivables

        Receivables consist of the following:

	July 31, 2004	January 31, 2004
	(in thousands)
Credit cards	$2,798	$3,305
Tenant improvement	4,698	3,728
Customer list rental	488	1,037
Income tax refund	—	767
Other	772	620

	$8,756	$9,457

        The Company evaluates the credit risk associated with its receivables. At July 31, 2004 and January 31, 2004 no reserve was recorded.

4. Accrued Liabilities

        Accrued liabilities consist of the following:

	July 31, 2004	January 31, 2004
	(in thousands)
Accrued payroll, related taxes and benefits	$7,669	$5,755
Accrued sales returns	2,440	3,960
Accrued taxes	3,724	4,071
Current portion of deferred rents	3,669	2,651
Gift certificate/card liability	5,541	7,063
Other	1,037	746

	$24,080	$24,246

5. Deferred Compensation Program

        During fiscal 2002, 2003 and 2004, the Compensation Committee of the Company's Board of Directors authorized compensation bonus pools that, in aggregate, currently total $3.8 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount		Dates to be paid(1)
Four executive employees	$1,725		Sept. 2005
	225	(2)	April 2006
	150		February 2007

$2,100

Sixteen non-executive employees	$150		October 2005
	525		April 2006
	355		July 2006
	75		February 2007
	525		May 2007
	100		July 2007

$1,730

(1)
The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

(2)
During the fiscal 2004 second quarter one executive officer retired. Accordingly, the Company reversed an accrual of approximately $87,000 related to the retired executive officer's forfeited deferred compensation into its consolidated selling, general and adminsitrative expenses.

6. Arrangements with Principal Shareholders

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

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $214,000 and $162,000 for the second quarters of fiscal 2004 and fiscal 2003, respectively, and approximately $263,000 and $340,000 for the first six months of fiscal 2004 and fiscal 2003, respectively.

        On June 14, 2003, the Company's Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company's Chairman and Chief Executive Officer is the founder and a Board member of the Morning Light Foundation, Inc.

7. Revolving Line of Credit

        On March 5, 2003, the Company entered into a credit agreement (the "Agreement") with a consortium of banks that provides it with a $60.0 million unsecured revolving line of credit. This line of credit has a $20.0 million limit for letters of credit and a $5.0 million limit for same day advances. The interest rate under the Agreement is the London InterBank Offered Rate which is increased by a factor that is based on the Company's leverage ratio. On June 1, 2004, the Company's term standby letter of credit matured.

        The Agreement provides that the Company must satisfy certain specified financial covenants which include a fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement. The Agreement also places restrictions on the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. The Agreement has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, the Company paid $0.5 million in financing costs associated with obtaining its new credit facility, which is being amortized over the life of the Agreement.

        The Company had $3.3 million and $0.3 million in outstanding letters of credit at July 31, 2004 and January 31, 2004, respectively.

8. Net Income Per Share

        The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands except for per share data and anti-dilutive stock option data):

	Three months ended		Six months ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income (loss)	$3,406	$(1,423)	$8,861	$491

Shares used to determine net income (loss) per basic share(1)	38,972	36,062	37,629	36,005

Net effect of dilutive stock options(1)(2)	1,426	—(3)	1,375	277

Shares used to determine net income (loss) per diluted share(1)	40,398	36,062	39,004	36,282

Net income (loss) per share
Basic	$0.09	$(0.04)	$0.24	$0.01
Diluted	$0.08	$(0.04)	$0.23	$0.01

(1)
The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect three 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002, August 4, 2003 and June 14, 2004.

(2)
The number of anti-dilutive stock options excluded from the above computations were 50,000 and 1,007,000 for the three months ended July 31, 2004 and August 2, 2003, respectively, and were 25,000 and 1,394,000 for the six months ended July 31, 2004 and August 2, 2003, respectively.

(3)
For the three-month period ended August 2, 2003, 398,000 potentially dilutive shares of common stock were excluded from average shares because they were antidilutive due to the Company's net loss in the three-month period ended August 2, 2003.

9. Commitments

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

        The Company incurred aggregate rent expense under its operating leases of $6.3 million and $4.9 million, including contingent rent expense of $0 and $37,000, for the second quarters of fiscal 2004 and fiscal 2003, respectively. The Company incurred aggregate rent expense under its operating leases of $12.1 million and $9.6 million, including contingent rent expense of $61,000 and $37,000, for the first six months of fiscal 2004 and fiscal 2003, respectively.

        As of July 31, 2004, the Company's minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2004	$13,050
Fiscal 2005	26,948
Fiscal 2006	26,901
Fiscal 2007	27,026
Fiscal 2008 (first six months)	13,209
Thereafter	129,879

Total	$237,013

        Additionally, the Company had inventory purchase commitments of approximately $132.5 million and $101.9 million at July 31, 2004 and August 2, 2003, respectively.

10. Contingencies

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

        The Company has accrued $1.1 million for expected tax liabilities resulting from an error in its Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. The Company believes that it has accrued an appropriate amount for the expected Canadian tax liabilities. However, the Canadian taxing authorities have not completed their review of the Company's GST returns and may determine that the Company owes additional tax, in which case the Company may incur additional expenses.

        The Company collects sales taxes from customers transacting purchases in states in which the Company has physically based some portion of its business. The Company also pays applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. The Company has accrued for these taxes based on its current interpretation of the tax code as written. Failure to properly determine or to timely remit these taxes may result in interest and related penalties being assessed.

11. Segment Reporting

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

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales(1):
Direct	$49,949	$56,084	$117,900	$137,956
Retail	61,266	40,570	117,775	73,902

Consolidated net sales	$111,215	$96,654	$235,675	$211,858

Operating contribution:
Direct	$10,112	$6,588	$24,683	$20,066
Retail	9,242	2,786	18,495	4,250

Total operating contribution	19,354	9,374	43,178	24,316
Corporate and other	(13,925)	(11,495)	(28,749)	(23,398)

Consolidated income from operations	$5,429	$(2,121)	$14,429	$918

Depreciation and amortization:
Direct	$118	$507	$264	$942
Retail	2,911	1,893	5,426	3,763
Corporate and other	1,815	1,833	3,523	3,598

Consolidated depreciation and amortization	$4,844	$4,233	$9,213	$8,303

Total assets:
Direct			$29,717	$39,720
Retail			116,123	88,039
Corporate and other assets			125,810	53,220

Consolidated total assets			$271,650	$180,979

Capital expenditures:
Direct	$1,166	$412	$1,461	$1,570
Retail	10,489	5,659	17,221	8,870
Corporate and other	1,879	1,027	2,631	1,654

Consolidated capital expenditures	$13,534	$7,098	$21,313	$12,094

(1)
There have been no inter-segment sales during the reported periods.

12. Stock Offering

        On May 26, 2004, the Company completed a public offering of 3,360,000 shares offered by the Company and 2,022,000 shares offered by selling stockholders, which includes the underwriters' over-allotment option exercised on May 25, 2004 to purchase 360,000 shares from Coldwater Creek and 342,000 shares from selling stockholders. A registration statement relating to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission. Please note that the share amounts discussed here have been adjusted to reflect the Company's most recent stock dividend declared by the Board of Directors on June 14, 2004.

        The Company's cash and stockholder's equity accounts were increased by $42.1 million as a result of the offering. The Company currently intends to use the net proceeds from the offering to continue to expand its retail operations and for working capital and for other general corporate purposes. The Company has invested the net offering proceeds in short-term, interest-bearing, investment-grade securities. This represents the Company's current intentions based upon its present plans and business condition. Unforeseen events or changes in business conditions could result in a different application of the net proceeds from the offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations

        We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying consolidated financial statements and their related notes.

        When we refer to a fiscal year, we mean the calendar year in which the fiscal year begins. We currently operate in two reportable operating segments, our direct segment and our retail segment. Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in this report and the financial statements included herein reflect three 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002, August 4, 2003 and June 14, 2004. These stock dividends have the combined effect of a 3.375-for-1 stock split.

Coldwater Creek Profile

        Coldwater Creek is a multi-channel specialty retailer of women's apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 35 and 60, with household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

        Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the fiscal 2004 second quarter, we mailed 13.2 million catalogs. Our full-scale e-commerce website, www.coldwatercreek.com, cost-effectively expands our customer base and provides another convenient shopping alternative for our customers. We currently have a database of approximatley 2.0 million e-mail addresses to which we regularly send customized e-mails.

        We expect our retail business, which represented over 55% of our total net sales in the fiscal 2004 second quarter, to be the key driver of our growth strategy. As of July 31, 2004, we operated 89 full-line retail stores as well as two resort stores and 18 merchandise clearance outlet stores in 69 markets. We currently plan to open a total of 49 new stores in fiscal 2004, 29 of which were opened so far in fiscal 2004, and approximately 50 new stores in fiscal 2005. Over the past four years, we have refined our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

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

Direct Segment Operations

        Our direct segment includes our catalog and e-commerce businesses. Our direct segment generated $49.9 million in net sales, or 44.9% of our total net sales, for the fiscal 2004 second quarter. As we continue to roll-out our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity and an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

Our Catalogs

        For the fiscal 2004 second quarter, our catalog business generated $24.0 million in net sales, or 21.6% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. In August 2004, we began offering a new line of active-wear apparel merchandise under the Sport catalog title. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they have increasingly generated lower response rates and contributed fewer sales than mailings to our existing customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. In the fiscal 2004 second quarter, we mailed 13.2 million catalogs, down 32.3% from the 19.5 million catalogs mailed in the fiscal 2003 second quarter. We expect to continue to reduce our catalog circulation, although to a significantly lesser extent, which we believe will continue to have a positive impact on our selling, general and administrative expenses. Although we anticipate losing some potential prospect sales, we believe that optimizing the level of our mailings to prospective customers will have an overall positive impact on our net income.

E-commerce Website

        We launched our full-scale e-commerce website, www.coldwatercreek.com, in July of 1999 to offer a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs, including the merchandise offered in our new Sport catalog, and our retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

        In the fiscal 2004 second quarter, our e-commerce net sales were $26.0 million and represented 23.3% of total net sales. As of July 31, 2004, we had approximately 2.0 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Retail Segment Operations

        Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel generated $61.3 million in net sales, or 55.1% of total net sales, for the fiscal 2004 second quarter.

Full-Line Stores

        We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next six to eight years. At July 31, 2004, we operated 89 stores, and we currently plan to open 49 new stores in fiscal 2004, including 29 stores opened so far in fiscal 2004. We have identified suitable locations for these planned stores and believe we will be able to complete our 2004 expansion plans with available working capital. In fiscal 2005, we currently plan to open approximately 50 new stores, and are in the process of securing appropriate sites for these stores.

        After fiscal 2005 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific roll-out plan beyond a two-year horizon. We continually reassess our store roll-out plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store roll-out if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

        Our core new store model, which we introduced in the second half of 2002, consists of 5,000 to 6,000 square foot stores. These stores reflect improvements in our construction processes, materials and fixtures, merchandise layout and store design and have reduced our initial capital investment per store compared to previously opened stores. This model assumes an average initial net investment per store of approximately $560,000 and anticipates net sales per square foot of approximately $500 in the third year of operations. For the twelve months ended July 31, 2004, our 48 full-line stores that had been open at least 13 months averaged 6,925 square feet and net sales per square foot of approximately $482. Most of these stores have been open for one to two years.

        We are also introducing a smaller store model of 3,000 to 4,000 square foot stores. We have designed these stores to access smaller markets and to increase our presence in larger metropolitan markets. This model assumes an average initial net investment per store of approximately $400,000 and anticipates net sales per square foot of approximately $600 in the third year of operations. We currently have 13 stores open in this model, two of which have been open for a full year.

Outlet Stores and Resort Stores

        We currently operate 18 outlet stores where we sell excess inventory. We plan to open one additional outlet store in fiscal 2004. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Results of Operations

        The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three months ended		Six months ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.8%	64.2%	57.0%	62.3%

Gross profit	42.2%	35.8%	43.0%	37.7%
Selling, general and administrative expenses	37.3%	38.0%	36.9%	37.2%

Income (loss) from operations	4.9%	(2.2)%	6.1%	0.4%
Interest, net, and other	0.2%	(0.3)%	0.1%	(0.1)%

Income (loss) before income taxes	5.1%	(2.4)%	6.2%	0.4%
Income tax provision (benefit)	2.0%	(1.0)%	2.5%	0.1%

Net income (loss)	3.1%	(1.5)%	3.8%	0.2%

Comparison of the Three- and Six-Month Periods Ended July 31, 2004 with the Three- and Six-Month Periods Ended August 2, 2003:

Consolidated Results of Operations

        Net Sales.    Our consolidated net sales for the fiscal 2004 second quarter and first six months increased by $14.6 million and by $23.8 million, respectively.

        For the fiscal 2004 second quarter, the increase was primarily due to incremental net sales of $20.2 million contributed by our retail stores, and to increases of $2.9 million, or 18.1%, in full-price e-commerce net sales and $0.6 million, or 9.7%, in outlet store net sales. These positive impacts were partially offset by decreases of $7.4 million, or 26.1%, in full-price catalog net sales, $1.1 million, or 25.4%, in clearance catalog net sales and $0.6 million, or 7.5%, in e-commerce clearance net sales.

        For the six-month period, the increase was primarily due to incremental net sales of $42.1 million contributed by our retail stores, and to increases of $3.8 million, or 9.0%, in full-price e-commerce net sales and $1.7 million, or 15.9%, in outlet store net sales. These positive impacts were partially offset by decreases of $18.9 million, or 26.6%, in full-price catalog net sales, $2.5 million, or 33.1%, in clearance catalog net sales and $2.5 million, or 14.0%, in e-commerce clearance net sales.

        Gross Profit.    Our consolidated gross profit dollars for the fiscal 2004 second quarter and first six months increased by $12.2 million, or 35.3%, to $46.9 million, and by $21.5 million, or 26.9%, to $101.3 million, respectively. Our consolidated gross profit rate for the fiscal 2004 second quarter and first six months increased to 42.2% and to 43.0%, respectively. The increase in our consolidated gross profit dollars and rate was primarily attributable to an aggregate improvement in merchandise margins of 5.9 percentage points and 5.8 percentage points on sales in all channels for the fiscal 2004 second quarter and first six months, respectively. Merchandise margins on full-price direct segment sales improved 3.9 percentage points in both the fiscal 2004 second quarter and first six months due to fewer sales discounts offered in fiscal 2004 compared with fiscal 2003. Merchandise margins on full-price retail sales increased 5.1 percentage points and 4.2 percentage points in the fiscal 2004 second quarter and first six months, respectively. The merchandise margins on our clearance sales improved by 5.8 percentage points and 6.8 percentage points in the fiscal 2004 second quarter and first six months respectively. The improvement in merchandise margins on our clearance sales in both the three- and six-months periods of fiscal 2004 is attributable to our focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate.

        Also contributing to the increases in our consolidated gross profit rate were improvements of 2.3 percentage points and 3.5 percentage points in the leveraging of our retail store occupancy costs in the fiscal 2004 second quarter and first six months, respectively. We were able to leverage our retail store occupancy costs during these periods primarily due to improved net sales at our retail stores. Additionally, decreases in the percentage of total net sales contributed by clearance sales compared with full-price sales contributed to these increases in our consolidated gross profit rate. Clearance sales comprised approximately 16% and 14% of our total net sales in the fiscal 2004 second quarter and first six months, respectively, compared with approximately 19% and 17% of our total net sales in the fiscal 2003 second quarter and first six months, respectively.

        We recognized $1.3 million and $2.0 million of vendor rebates during the fiscal 2004 second quarter and first six months, respectively, versus $1.2 million and $1.3 million in the fiscal 2003 second quarter and first six months, respectively. These rebates were credited to cost of sales as the related merchandise was sold.

        Selling, General and Administrative Expenses.    Our consolidated selling, general and administrative expenses for the fiscal 2004 second quarter were $41.5 million, an increase of $4.7 million over the fiscal 2003 second quarter, and were $86.8 million for the first six months of fiscal 2004, an increase of $8.0 million over the first six months of fiscal 2003. Our consolidated selling, general and administrative expenses for both the fiscal 2004 second quarter and first six months were negatively impacted by increased personnel costs, primarily consisting of retail administrative staff wages, store employee wages, related taxes and employee benefits associated with our retail expansion. These personnel costs increased $4.0 million, or 62.3%, and increased $7.4 million, or 60.5%, in the fiscal 2004 second quarter and first six months, respectively, from the comparable periods in the prior year. Additionally, incentive compensation expense which is based on corporate performance increased $0.7 million and $2.3 million in the fiscal 2004 second quarter and first six months, respectively. Partially offsetting these negative impacts were reduced costs associated with catalog mailings of approximately $3.5 million and approximately $5.7 million for the fiscal 2004 second quarter and first six months, respectively. We decreased our catalog mailings by 32.3% and by 20.9% in the fiscal 2004 second quarter and first six months, respectively, from the comparable periods last year.

        Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.    Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales decreased to 37.3% and to 36.9% for fiscal 2004 second quarter and first six months, respectively. The improvement during these periods was primarily due to our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings during fiscal 2004 compared with fiscal 2003.

        Income Tax Rate.    For the fiscal 2004 second quarter our effective income tax rate was 39.7% compared with 39.8% in the fiscal 2003 second quarter. For the first six months of fiscal 2004 our effective income tax rate was 39.7% compared with 39.1% in the first six months of fiscal 2003.

Operating Segment Results

        Net Sales.    The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
					Change
	July 31, 2004	% of Total	August 2, 2003	% of Total
					$	%
Catalog	$23,997	21.6%	$32,443	33.6%	$(8,446)	(26.0)%
Internet	25,952	23.3%	23,641	24.5%	2,311	9.8%

Direct	49,949	44.9%	56,084	58.0%	(6,135)	(10.9)%

Retail	61,266	55.1%	40,570	42.0%	20,696	51.0%

Total	$111,215	100.0%	$96,654	100.0%	$14,561	15.1%

	Six Months Ended
					Change
	July 31, 2004	% of Total	August 2, 2003	% of Total
					$	%
Catalog	$57,011	24.2%	$78,389	37.0%	$(21,378)	(27.3)%
Internet	60,889	25.8%	59,567	28.1%	1,322	2.2%

Direct	117,900	50.0%	137,956	65.1%	(20,056)	(14.5)%

Retail	117,775	50.0%	73,902	34.9%	43,873	59.4%

Total	$235,675	100.0%	$211,858	100.0%	$23,817	11.2%

        Our direct segment's net sales decreased in both fiscal 2004 periods primarily due to our strategic decision to mail 32.3% and 20.9% fewer catalogs in the fiscal 2004 second quarter and first six months, respectively, from the same periods a year ago. Also negatively impacting our direct segment's net sales in both fiscal 2004 periods were fewer promotional campaigns in fiscal 2004 than in fiscal 2003, reduced clearance catalog and e-commerce clearance sales and increased direct segment sales returns on full-price sales.

        Our direct segment sales returns expressed as a percentage of gross sales increased by 1.5 percentage points and by 1.8 percentage points in the fiscal 2004 second quarter and first six months, respectivley, from the comparable periods last year. We primarily attribute the increase in direct segment sales returns to an increase of 1.8 percentage points and 2.4 percentage points in the percentage of total net sales contributed by apparel sales in the the fiscal 2004 second quarter and first six months, respectively. Apparel sales typically have higher return rates than sales related to gift and accessory merchandise.

        These negative impacts on our direct segment's net sales were partially offset by increases in full-price e-commerce business net sales of $2.9 million, or 18.1%, in the fiscal 2004 second quarter and $3.8 million, or 9.0%, in the first six months of fiscal 2004. We believe these increases were the result of our continued efforts to reduce our e-commerce business' dependence on our catalogs as an advertising medium. For example, we continued to participate in a net sales commission-based "affiliate" website program in which numerous popular search engines and consumer and charitable websites provide access to our website.

        Our retail segment's net sales increased $20.7 million, or 51.0%, and increased $43.9 million, or 59.4%, in the fiscal 2004 second quarter and first six months, respectively, from the same periods a year ago. We primarily attribute these increases to net sales of $20.2 million and $42.1 million contributed by our retail stores in the fiscal 2004 second quarter and first six months, respectively. Also contributing to the increases in our retail segment's net sales, although to a lesser extent, were increases of

$0.6 million, or 9.7%, and $1.7 million, or 15.9%, in our outlet store net sales for the fiscal 2004 second quarter and first six months.

        Operating Contribution.    The following table summarizes our operating contribution by segment (in thousands):

	Three Months Ended
							Change
	July 31, 2004			August 2, 2003
		%			%		$	%
Direct	$10,112	20.2	%(1)	$6,588	11.7	%(1)	$3,524	53.5%
Retail	9,242	15.1	%(2)	2,786	6.9	%(2)	6,456	231.7%
Corporate and other	(13,925)	(12.5	)%(3)	(11,495)	(11.9	)%(3)	(2,430)	21.1%

Consolidated income from operations	$5,429	4.9	%(3)	$(2,121)	(2.2	)%(3)	$7,550	(356.0)%

	Six Months Ended
							Change
	July 31, 2004			August 2, 2003
		%			%		$	%
Direct	$24,683	20.9	%(1)	$20,066	14.5	%(1)	$4,617	23.0%
Retail	18,495	15.7	%(2)	4,250	5.8	%(2)	14,245	335.2%
Corporate and other	(28,749)	(12.2	)%(3)	(23,398)	(11.0	)%(3)	(5,351)	22.9%

Consolidated income from operations	$14,429	6.1	%(3)	$918	0.4	%(3)	$13,511	1,471.8%

(1)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        The increases in our direct segment's operating contribution are primarily due to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of 3.9 percentage points in both the fiscal 2004 second quarter and first six months. Also contributing to the improvements was a 1.8% increase and a 3.4% increase in our direct segment's average sales per order for the fiscal 2004 second quarter and first six months, respectively. Additionally, our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings contributed to the improvements in our direct segments operating contribution in both fiscal 2004 periods. We generally realize better response rates to mailings to our existing customers than to our prospective customers and have observed falling response rates to catalogs mailed to our prospective customers. The percentage of mailings to our existing customers increased 12.5 percentage points and 12.4 percentage points in the fiscal 2004 second quarter and first six months, respectively, from the same periods a year ago.    The average response rate to catalogs mailed during the fiscal 2004 second quarter increased 15.3% and increased 2.9% during the first six months of fiscal 2004 from the average response rate during the comparable periods last year.

        Our retail segment's operating contribution increased $6.5 million, or 231.7%, and increased $14.2 million, or 335.2%, in the fiscal 2004 second quarter and first six months, respectively, from the fiscal 2003 periods. We primarily attribute these increases in both fiscal 2004 periods to the 41 retail stores opened since the end of the fiscal 2003 second quarter, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved net sales at our retail stores, which has allowed us to improve the leveraging of retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 5.1 percentage points and by

4.2 percentage points during the fiscal 2004 second quarter and first six months, respectively, from same periods last year. Merchandise margins on outlet store sales improved by 5.6 percentage points and by 7.0 percentage points during the fiscal 2004 second quarter and first six months, respectively, from the fiscal 2003 periods. Additionally, we experienced improvements of 2.3 percentage points and 3.5 percentage points in the leveraging of our full-line retail store occupancy costs during the fiscal 2004 second quarter and first six months, respectively, from the comparable periods last year.

        Partially offsetting these positive impacts in both fiscal 2004 periods were increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the fiscal 2004 first quarter, personnel costs impacting our retail segment's operating contribution increased $4.0 million, or 55.8%. For the first six months of fiscal 2004, personnel costs impacting our retail segment's operating contribution increased $7.4 million, or 53.9%.

        The decreases in our corporate and other operating contribution for both fiscal 2004 periods were primarily due to increases in our administrative and technical support salaries associated with our retail expansion of $0.9 million, or 19.6%, and $1.6 million, or 18.3%, for the fiscal 2004 second quarter and first six months, respectively. Also, negatively impacting our corporate and other operating contribution in both fiscal 2004 periods were increases in incentive compensation expense, which is based on corporate performance, of $0.7 million, or 76.6%, and $2.3 million, or 193.8%, in the fiscal 2004 second quarter and first six months, respectively. Our corporate and other operating contribution for the first six months of fiscal 2004 was also negatively impacted by an increase of $0.8 million, or 127.7%, in advertising expenses designed to promote the Coldwater Creek brand. These negative impacts were partially offset by decreases in other corporate expenses in both fiscal 2004 periods.

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

        Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected. Due to our change in fiscal year end in fiscal 2002, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter and the December portion of the holiday season fell into our fiscal fourth quarter. Although our fiscal 2004 second quarter was profitable, it has generally not been profitable in the past and may again become unprofitable in the future.

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

        On March 5, 2003, we entered into a credit agreement with a consortium of banks that provides us with a $60 million unsecured revolving line of credit. This line of credit has a $20.0 million sub-limit for letters of credit and a $5.0 million sub-limit for same day advances. The interest rate under the agreement is equal to the London InterBank Offered Rate which is increased by a factor that is based on our leverage ratio. On June 1, 2004, the Company's term standby letter of credit matured.

        The agreement provides that we must satisfy certain specified financial covenants which include a fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees. At July 31, 2004 we were in compliance with these covenants and restrictions. The credit facility has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, we paid $0.5 million in financing costs associated with obtaining our new credit facility, which is being amortized over the life of the agreement. At July 31, 2004, we had $3.3 million in outstanding letters of credit under this agreement.

        Our operating activities generated $19.3 million and used $11.3 million during the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively. On a comparative year-to-year basis, the increase in the first six months of fiscal 2004 primarily reflects increased net income, increased accounts payable and, to a lesser extent, increased deferred rents. The deferred rents have increased due to our retail expansion.

        Our investing activities consumed $21.3 million and $12.0 million of cash during the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively. Cash outlays in these periods were principally for capital expenditures.

        Our capital expenditures during the first six months of fiscal 2004 principally reflect the cost of leasehold improvements, furniture and fixtures and various technology hardware and software additions and upgrades for 23 new retail stores and, to a lesser extent, for soon-to-be-opened and existing retail stores. Our fiscal 2003 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for seven new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades.

        Our financing activities provided $44.9 million and $0.1 million during the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively. Our financing activities during the first six months of fiscal 2004 primarily reflect net proceeds of $42.1 million from our recent public stock offering. Also, contributing to our financing activities during the fiscal 2004 year-to-date period were proceeds from the exercise of previously granted options to purchase approximately 400,000 shares of common stock at an average exercise price of $5.70 per share. Our financing activities during the first six months of fiscal 2003 reflect proceeds from the exercise of previously granted options to purchase approximately 211,000 shares of common stock at an average exercise price of $3.05 per share partially offset by $0.5 million in financing costs associated with our new credit facility.

        As a result of the foregoing, we had $101.9 million in consolidated working capital at July 31, 2004 compared with $50.7 million at January 31, 2004. Our consolidated current ratio was 2.6 at July 31, 2004 compared with 1.8 at January 31, 2004. We had no outstanding short-term or long-term bank debt at July 31, 2004 or January 31, 2004.

        On May 26, 2004, we completed a public offering of 3,360,000 shares of our common stock at a price to the public of $13.67 per share. The net proceeds to us were approximately $42.1 million after deducting underwriting discounts and commissions and our offering expenses. Please note that the common share and price per share amounts discussed here have been adjusted to reflect our most recent stock dividend declared by the Board of Directors on June 14, 2004. Please specifically refer to Note 12—"Stock Offering" of our consolidated financial statements for further details.

        We currently plan to open 49 new retail stores in fiscal 2004, including 29 stores opened so far in fiscal 2004, and approximately 50 stores in fiscal 2005. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

        We currently estimate approximately $24.0 million in total capital expenditures for the second half of fiscal 2004, primarily for the 26 full-line retail stores, and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

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

        We believe that our cash flow from operations, available borrowing capacity under our bank credit facility and the net proceeds from the recent stock offering will be sufficient to fund our current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

Future Outlook

        Due to competition from discount retailers that has put downward pressure on retail prices for women's apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue. Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization are expected to expire. The effect this quota expiration will have on global sourcing patterns is uncertain but is likely to continue the retail price deflation. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

        We expect our retail segment to be the key driver of our growth in the future. In the near term, we do not expect growth in our catalog business as we roll-out our retail strategy, and we expect our retail and direct segments will continue to each represent approximately 50% of net sales in fiscal 2004. We intend to further reduce our catalog circulation to maximize profitability and reduce costs. In particular, we expect to decrease mailings to prospective customers because they are increasingly less profitable than mailings to our proprietary customers. At the same time, we expect to increase mailings to our retail customers in fiscal 2004 to promote our retail stores. As our retail business grows, we will add additional overhead. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability.

        As a result of our changing business model, our sales returns declined 40% from fiscal 2001 to fiscal 2003. This percent change is driven primarily by declining sales in the direct segment and increasing sales in our retail segment as we continue to grow that segment. Generally, return rates are lower in the retail segment because customers can handle and try on the merchandise in the store prior to the purchase. We have also experienced declining sales return rates as a result of efforts to improve the quality and fit of our merchandise. We expect our overall return rates to continue to decrease as our retail segment sales become a larger percentage of our total sales. However, in the fiscal 2004 second quarter, our direct segment sales returns increased by 1.5 percentage points from the fiscal 2003 second quarter. We attribute this increase to a 1.8 percentage point increase in the percentage of total net sales contributed by apparel sales, which typically have higher return rates than gifts and accessories.

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

  •
  Revenue Recognition and Sales Return Estimate

  •
  Inventories

  •
  Catalog Costs

        During the first six months of fiscal 2004, there were no changes in the above critical accounting policies.

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

        The following tables summarize our minimum contractual commitments and commercial obligations as of July 31, 2004:

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007& first half of 2008	After 2008
	(In thousands)
Contractual Obligations
Operating leases(a)	$237,013	$13,050	$53,849	$40,235	$129,879
Inventory purchase orders	132,459	129,977	2,482	—	—

Total	$369,472	$143,027	$56,331	$40,235	$129,879

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

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007& first half of 2008	After 2008
	(in thousands)
Commercial Commitments
Letters of credit	$3,295	$3,295	$—	$—	$—

Total	$3,295	$3,295	$—	$—	$—

Risk Factors

We may be unable to successfully implement our retail store roll-out strategy, which could result in significantly lower revenue growth.

        The key driver of our growth strategy is our retail store expansion. We currently plan to open 49 new stores in fiscal 2004, including 29 stores opened so far in fiscal 2004, and approximately 50 new stores in fiscal 2005. We believe we will ultimately have 450 to 500 retail stores. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

        Response rates to our catalog mailings and, as a result, the net sales generated by each catalog mailing, can be affected by factors beyond our control such as changing consumer preferences, willingness to purchase goods through catalogs, weak economic conditions and uncertainty, and unseasonable weather in key geographic markets. In August 2004, we introduced a new catalog, "Sport" which offers casual athletic wear. We have limited experience offering this type of merchandise and our customers may not respond positively to this catalog. We may decide to discontinue this catalog, and/or significantly mark down the merchandise. In addition, a portion of our catalog mailings are to prospective customers. These mailings involve risks not present in mailings to our existing customers, including lower and less predictable response rates. Additionally, it has become more difficult for us and other direct retailers to obtain quality prospecting mailing lists, which may limit our ability to maintain the size of our active catalog customer list. Lower response rates could result in lower-than-expected full-price sales and higher-than-expected clearance sales at substantially reduced margins.

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

        On December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization are expected to expire. The effect this quota expiration will have on global sourcing patterns is uncertain but is likely to continue the retail price deflation. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

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

        We have accrued $1.1 million for expected tax liabilities resulting from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. We believe that we have accrued an appropriate amount for the expected Canadian tax liabilities. However, the Canadian taxing authorities have not completed their review of our GST returns and may determine that we owe additional tax, in which case we may incur additional expenses.

Our stock price has fluctuated and may continue to fluctuate widely.

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $11.36 per share and $5.37 per share, respectively, during the fiscal year ended February 1, 2003, and were $14.71 per share and $5.86 per share, respectively, during the fiscal year ended January 31, 2004. The reported high and low closing sale prices of our common stock were $19.45 per share and $12.68 per share, respectively, during the fiscal 2004 second quarter. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been minimally impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the six-month period ended July 31, 2004, we did not have significant borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of the six-month period ended July 31, 2004. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

        (b)   Changes in internal control over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the second quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 12, 2004. At such meeting, the following proposals were voted upon and approved:

  1.
  Proposal No. 1: To elect to the Board one director.

	For	Withhold
James R. Alexander	23,712,285	68,538
  2.
  Proposal No. 2: Ratify the selection of KPMG LLP as independent public accountants for the Company for the fiscal year ending January 29, 2005

For	Against	Abstain
23,559,087	219,586	2,150

Item 5. Other Information

        Elizabeth Ann Pence resigned from her position as a Director of the Company effective August 23, 2004, as reported by the Company on a Form 8-K dated August 25, 2004. In connection with her resignation and in recognition of her contributions as co-founder of the Company, she was given an honorary title of Chairman Emeritus, and the Company extended to her certain post-retirement benefits.

Item 6. Exhibits

  (a)
  Exhibits:

Exhibit Number	Description of Document
10.8.1	Second Amendment and Supplement to the Parkersburg Distribution Center Operating Lease
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 9th day of September 2004.

COLDWATER CREEK INC.
By:	/s/ MELVIN DICK Executive Vice-President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ DUANE A. HUESERS Vice President of Finance (Principal Accounting Officer)