Form 10-Q
period 2004-10-30
COLDWATER CREEK INC
filed 2004-12-09
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended October 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21915

COLDWATER CREEK INC.

Exact name of registrant as specified in its charter)

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

YES ☒                    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES ☒                    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 3, 2004
Common Stock ($.01 par value)	40,409,678

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

ASSETS

	October 30,	January 31,
	2004	2004
CURRENT ASSETS:
Cash and cash equivalents	$113,128	$45,754
Receivables	17,439	9,457
Inventories	91,151	52,701
Prepaid and other	6,547	5,797
Prepaid and deferred catalog costs	9,583	4,219

Total current assets	237,848	117,928

Property and equipment, net	116,667	92,232
Other	425	497

Total assets	$354,940	$210,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	94,933	38,855
Accrued liabilities	30,997	24,246
Income taxes payable	2,079	4,089

Total current liabilities	128,009	67,190

Deferred income taxes	3,844	3,844
Deferred rents	34,622	19,826
Other	200	—

Total liabilities	166,675	90,860

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 40,365,990 and 36,249,302 shares issued, respectively	404	363
Additional paid-in capital	98,086	47,927
Retained earnings	89,775	71,507

Total stockholders’ equity	188,265	119,797

Total liabilities and stockholders’ equity	$354,940	$210,657

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
Statements of Operations:	2004	2003	2004	2003

Net sales	$150,504	$138,152	$386,179	$350,010
Cost of sales	81,365	81,214	215,765	213,273
Gross profit	69,139	56,938	170,414	136,737
Selling, general and administrative expenses	53,403	47,993	140,249	126,874
Income from operations	15,736	8,945	30,165	9,863
Interest, net, and other	(168)	(14)	86	(126)
Income before income taxes	15,568	8,931	30,251	9,737
Income tax provision	6,149	3,328	11,971	3,643
Net income	$9,419	$5,603	$18,280	$6,094

Net income per share - Basic	$0.23	$0.15	$0.47	$0.17

Weighted average shares outstanding - Basic	40,220	36,194	38,495	36,066

Net income per share - Diluted	$0.23	$0.15	$0.46	$0.17

Weighted average shares outstanding - Diluted	41,527	36,830	39,847	36,464

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 30,	November 1,
	2004	2003

OPERATING ACTIVITIES:
Net income	$18,280	$6,094
Non cash items:
Depreciation and amortization	14,432	12,478
Deferred rent amortization	(1,684)	(860)
Deferred income taxes	—	4,890
Tax benefit from exercises of stock options	3,558	271
Other	200	—
Loss on asset disposition	128	66
Net change in current assets and liabilities:
Receivables	(7,758)	(12,840)
Inventories	(38,450)	(19,044)
Prepaid and other	(1,578)	(1,470)
Prepaid and deferred catalog costs	(5,364)	(3,997)
Accounts payable	56,078	20,383
Accrued liabilities	4,244	1,298
Income taxes payable	(2,010)	(3,650)
Deferred rents	18,326	9,668

Net cash provided by operating activities	58,402	13,287

INVESTING ACTIVITIES:
Purchase of property and equipment	(37,648)	(22,762)
Repayments of preexisting executive loans	191	200

Net cash used in investing activities	(37,457)	(22,562)

FINANCING ACTIVITIES:
Net proceeds from stock offering	42,616 (a)	—
Net proceeds from exercises of stock options	3,813	844
Other financing costs	—	(517)

Net cash provided by financing activities	46,429	327

Net increase (decrease) in cash and cash equivalents	67,374	(8,948)
Cash and cash equivalents, beginning	45,754	26,630

Cash and cash equivalents, ending	$113,128	$17,682

Note (a): Net proceeds from stock offering does not include $518,000 of costs incurred in the prior fiscal year.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company” or “Coldwater Creek”), a Delaware corporation headquartered in Sandpoint, Idaho, is a  multi-channel specialty retailer of women’s apparel, accessories, jewelry, and gift items. The Company operates in two reportable operating segments: Retail and Direct.  The Company’s Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company’s Direct Segment consists of its catalog and Internet-based e-commerce businesses.

The Company has four wholly-owned subsidiaries.  Three of these subsidiaries currently have no substantive assets, liabilities, revenues or expenses.  The fourth subsidiary, Aspenwood Advertising, Inc., produces, designs and distributes catalogs and other advertising materials used in the Company’s business.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year.  References to three-month periods, or fiscal quarters, refer to the 13 weeks ended on the date indicated.   References to the nine-month periods, or to fiscal first nine months, refer to the 39 weeks ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

The Company’s interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements have not been audited.  In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  The adjustments consist solely of normal recurring adjustments.  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These statements should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year’s interim period have been reclassified to be consistent with the current fiscal year’s interim presentation.   These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect three 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on December 19, 2002, August 4, 2003 and June 14, 2004.

Inventories

Inventories primarily consist of merchandise purchased for resale.  Inventory in the Company’s distribution center is stated at the lower of first-in, first-out cost or market.  Inventory in the Company’s full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

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

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.9 million and $0.5 million during the third quarters of fiscal 2004 and fiscal 2003, respectively. Pre-opening costs were approximately $2.1 million and $0.9 million during the first nine months of fiscal 2004 and fiscal 2003, respectively.

List rental income (expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists.  The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
	(in thousands)

List rental income	$1,188	$692	$2,707	$1,856
List rental (expense)	(101)	(431)	(499)	(1,214)
Net list rental income	$1,087	$261	$2,208	$642

Interest, net, and other

Interest, net, and other consists of the following:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
	(in thousands)

Interest (expense), including financing fees	$(441)	$(113)	$(673)	$(208)
Interest income	352	25	679	100
Other income	85	165	428	221
Other (expense)	(164)	(91)	(348)	(239)
Interest, net, and other	$(168)	$(14)	$86	$(126)

Net Income Per Share

Basic earnings per share (“EPS”) is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if potentially dilutive securities, such as stock options, were exercised or converted into Common Stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

On December 19, 2002, on August 4, 2003 and on June 14, 2004, the Company’s Board of Directors declared three 50% stock dividends having the cumulative effect of a 3.375-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts for all periods presented reflect these stock dividends.

Accounting for Stock Based Compensation

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003

Net Income:
As reported	$9,419	$5,603	$18,280	$6,094
Impact of applying SFAS 123	(213)	(205)	(567)	(581)
Proforma net income	$9,206	$5,398	$17,713	$5,513

Net income per share:
As reported - Basic	$0.23	$0.15	$0.47	$0.17
Pro forma - Basic	$0.23	$0.15	$0.46	$0.15
As reported - Diluted	$0.23	$0.15	$0.46	$0.17
Pro forma - Diluted	$0.22	$0.15	$0.44	$0.15

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in the future .

In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003

Risk free interest rate	3.1%	2.8%	3.0%	2.5%
Expected volatility	74.5%	79.3%	76.9%	78.8%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

Recently Issued Accounting Standards Not Yet Adopted

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151, effective January 29, 2006 for its fiscal 2006 consolidated financial statements.  Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on the Company’s consolidated financial statements.

3.  Receivables

Receivables consist of the following:

	October 30,	January 31,
	2004	2004
	(in thousands)
Tenant improvement	$7,147	$3,728
Credit cards	6,998	3,305
Vendor Allowance	1,824	—
Customer list rental	885	1,037
Other	585	620
Income tax refund	—	767
	$17,439	$9,457

The Company evaluates the credit risk associated with its receivables. At October 30, 2004 and January 31, 2004 no reserve was recorded.

4.  Accrued Liabilities

Accrued liabilities consist of the following:

	October 30,	January 31,
	2004	2004
	(in thousands)
Accrued payroll, related taxes and benefits	$10,733	$5,755
Accrued sales returns	5,410	3,960
Accrued taxes	4,901	4,359
Current portion of deferred rents	4,497	2,651
Gift certificate/card liability	5,240	7,063
Other	216	458
	$30,997	$24,246

5.  Deferred Compensation Program

During fiscal 2002, 2003 and 2004, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools that, in aggregate, currently total $4.0 million.  These bonus pools serve as additional incentives to retain certain key employees.  The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.   The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount	Dates to be paid(1)

Five executive employees	$1,725	September 2005
	225	April 2006
	150	February 2007
	225	May 2007
$2,325

Fourteen non-executive employees	$150	October 2005
	525	April 2006
	350	July 2006
	75	February 2007
	300	May 2007
	100	July 2007
	150	September 2007
$1,650

(1)                                  The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

6.  Arrangements with Principal Shareholders

Dennis Pence personally participates in a jet timeshare program through two entities he owns.  For flights by Dennis Pence and other corporate executives made exclusively for official corporate purposes, the Company reimburses these entities for:

•              a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

•              a usage based pro rata portion of the actual monthly maintenance fees; and

•              actual hourly usage fees.

Aggregate expense reimbursements totaled approximately $144,000 and $303,000 for the third quarters of fiscal 2004 and fiscal 2003, respectively, and approximately $407,000 and $643,000 for the first nine months of fiscal 2004 and fiscal 2003, respectively.

On June 14, 2003, the Company’s Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit charitable organization.  Dennis Pence, the Company’s Chairman and Chief Executive Officer is the founder and a Board member of the Morning Light Foundation, Inc.

Elizabeth Ann Pence retired from her position as a Director of the Company effective August 23, 2004. In connection with her retirement and in recognition of her contributions as co-founder of the Company, she was given an honorary title of Chairman Emeritus, and the Company extended to her certain post-retirement benefits.  During the fiscal 2004 third quarter, the Company accrued $200,000 related to these post-retirement benefits.    The $200,000 accrual represents the net present value of the expected future benefit costs.

7.  Revolving Line of Credit

On March 5, 2003, the Company entered into a credit agreement (the “Agreement”) with a consortium of banks that provides it with a $60.0 million unsecured revolving line of credit.  This line of credit has a $20.0 million limit for letters of credit and a $5.0 million limit for same day advances.  The interest rate under the Agreement is the London InterBank Offered Rate which is increased by a factor that is based on the Company’s leverage ratio.

The Agreement provides that the Company must satisfy certain specified financial covenants which include a fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the Agreement.  The Agreement also places restrictions on the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees.  The Agreement has a maturity date of March 5, 2006.  During the fiscal 2003 first quarter, the Company paid $0.5 million in financing costs associated with obtaining its new credit facility, which was being amortized over the life of the Agreement.   In the fiscal 2004 third quarter, unamortized financing costs of approximately $0.3 million were charged to expense because the Company anticipates entering into a new financing agreement in the fiscal 2004 fourth quarter.

The Company had $1.7 million and $0.3 million in outstanding letters of credit at October 30, 2004 and January 31, 2004, respectively.

8.  Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands except for per share data and anti-dilutive stock option data):

	Three months ended		Nine months ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003

Net income	$9,419	$5,603	$18,280	$6,094

Shares used to determine net income per basic share(1)	40,220	36,194	38,495	36,066

Net effect of dilutive stock options(1)(2)	1,307	636	1,352	398

Shares used to determine net income per diluted share(1)	41,527	36,830	39,847	36,464

Net income per share
Basic	$0.23	$0.15	$0.47	$0.17
Diluted	$0.23	$0.15	$0.46	$0.17

(1)                                  The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect three 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002, August 4, 2003 and June 14, 2004.

(2)                                  The number of anti-dilutive stock options excluded from the above computations were 0 and 550,000 for the three  months ended October 30, 2004 and November 1, 2003, respectively, and were 54,000 and 999,000 for the nine months ended October 30, 2004 and November 1, 2003, respectively.

9.  Commitments

The Company leases its Distribution Center, Coeur d’Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancellable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and set forth incremental rental payments based on store sales above specified minimums (“contingent rental payments”).

The Company incurred aggregate rent expense under its operating leases of $6.7 million and $5.2 million, including contingent rent expense of $34,000 and $70,000, for the third quarters of fiscal 2004 and fiscal 2003, respectively. The Company incurred aggregate rent expense under its operating leases of $18.8 million and $14.8 million, including contingent rent expense of $95,000 and $107,000, for the first nine months of fiscal 2004 and fiscal 2003, respectively.

As of October 30, 2004, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of 2004	$6,808
Fiscal 2005	28,414
Fiscal 2006	29,158
Fiscal 2007	29,309
Fiscal 2008	28,385
Fiscal 2009	27,295
Thereafter	103,810
Total	$253,179

Additionally, the Company had inventory purchase commitments of approximately $113.9 million and $85.4 million at October 30, 2004 and November 1, 2003, respectively.

10.  Contingencies

The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business.  In addition, from time to time the Company has received claims that its products and/or the manner in which it conducts its business infringes on the intellectual property rights of third parties.  In particular, a lawsuit has been filed that claims the Company infringed on various intellectual property patents.  In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, including the recently filed lawsuit, would not materially affect its consolidated financial position, results of operations or cash flows.

The Company had accrued $1.1 million for expected tax liabilities resulting from an error in its Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. Subsequent to the fiscal 2004 third quarter, the Canadian taxing authorities completed their review of the Company’s GST returns and determined that the Company owes approximately $1.2 million.  Since then, the Company has remitted to the Canadian taxing authorities the majority of the $1.2 million pending finalization of the amount.

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

11.  Segment Reporting

The Company’s executive management, being its chief operating decision makers, work together to allocate resources and assess the performance of the Company’s business.  The Company’s executive management manages the Company as two distinct operating segments, Direct and Retail.  Although offering customers substantially similar merchandise, the Company’s Direct and Retail operating segments have distinct management, marketing and operating strategies and processes.

The Company’s executive management assesses the performance of each operating segment based on an “operating contribution” measure, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below.  For the Direct Segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs.  For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs.  Operating contribution less corporate and other expenses is equal to income before interest and taxes.  Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses.  Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs as well as corporate occupancy costs.  General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

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

The following tables provide certain financial data for the Company’s Direct and Retail Segments as well as reconciliations to the Company’s consolidated financial statements.  The accounting policies of the operating segments are the same as those described in Note 2 — “Significant Accounting Policies”.

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003

Net sales(1):
Retail	$80,114	$54,322	$197,889	$128,224
Direct	70,390	83,830	188,290	221,786
Consolidated net sales	$150,504	$138,152	$386,179	$350,010

Operating contribution:
Retail	$17,312	$9,262	$35,807	$13,512
Direct	14,847	13,208	39,530	33,274
Total operating contribution	32,159	22,470	75,337	46,786
Corporate and other	(16,423)	(13,525)	(45,172)	(36,923)
Consolidated income from operations	$15,736	$8,945	$30,165	$9,863

Depreciation and amortization:
Retail	$3,184	$2,128	$8,610	$5,891
Direct	115	378	379	1,320
Corporate and other	1,920	1,669	5,443	5,267
Consolidated depreciation and amortization	$5,219	$4,175	$14,432	$12,478

Total assets:
Retail			$143,513	$103,271
Direct			55,125	51,231
Corporate and other assets			156,302	71,639
Consolidated total assets			354,940	226,141

Capital expenditures:
Retail	$12,829	$9,403	$30,050	$18,273
Direct	915	223	2,376	1,793
Corporate and other	2,591	1,042	5,222	2,696
Consolidated capital expenditures	$16,335	$10,668	$37,648	$22,762

(1)                                  There have been no inter-segment sales during the reported periods.

12. Stock Offering

On May 26, 2004, the Company completed a public offering of 3,360,000 shares offered by the Company and 2,022,000 shares offered by selling stockholders, which includes the underwriters’ over-allotment option exercised on May 25, 2004 to purchase 360,000 shares from Coldwater Creek and 342,000 shares from selling stockholders. A registration statement relating to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission.  Please note that the share amounts discussed here have been adjusted to reflect the Company’s most recent stock dividend declared by the Board of Directors on June 14, 2004.  The Company’s cash and stockholder’s equity accounts were increased by $42.1 million as a result of the offering.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations.  When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,”  and similar expressions are intended to identify such forward-looking statements.  Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties.  As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements.  Please refer to our “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.  We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introduction to Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Coldwater Creek Profile

Coldwater Creek is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 35 and 60, with household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our retail segment, which consists of our expanding base of retail stores, our outlet stores and our resort stores.

Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the fiscal 2004 third quarter, we mailed 26.4 million catalogs. Our full-scale e-commerce website, www.coldwatercreek.com, cost-effectively expands our customer base and provides another convenient shopping alternative for our customers. We currently have a database of approximately 2.0 million e-mail addresses to which we regularly send customized e-mails.

We expect our retail business, which represented over 53% of our total net sales in the fiscal 2004 third quarter, to be the key driver of our growth strategy. As of October 30, 2004, we operated 107 full-line retail stores as well as two resort stores and 19 merchandise clearance outlet stores in 99 markets. We have opened a total of 48 new stores in fiscal 2004, including seven retail stores opened during the fiscal 2004 fourth quarter.  We do not plan to open any additional stores during the remainder of the fiscal 2004 fourth quarter.  We currently plan to open approximately 60 new stores in fiscal 2005 which is an increase of 20% over the 50 stores we had originally planned to open during fiscal 2005. We have increased the number of stores we plan to open in fiscal 2005 because we believe there is an opportunity for our brand to gain market share by putting new stores in additional markets during the coming year.  Over the past four years, we have refined our retail store model and have taken the following steps to support the growth of our retail business and realize the benefits of our multi-channel model:

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

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail segment generated $80.1 million in net sales and represented 53.2% of total net sales, for the fiscal 2004 third quarter.

Full-Line Stores

We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out.  We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next six to eight years.  At October 30, 2004, we operated 107 stores and we have since opened an additional seven stores in the fiscal 2004 fourth quarter for a total of 114 stores currently in operation.  We do not plan to open any additional stores during the remainder of the fiscal 2004 fourth quarter.  We currently plan to open approximately 60 new stores in fiscal 2005 which is an increase of 20% over the 50 stores we had originally planned to open during fiscal 2005.  We are in the process of securing appropriate sites for these planned stores.

After fiscal 2005 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific roll-out plan beyond a two-year horizon. We continually reassess our store roll-out plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, as we did in fiscal 2004 and plan to do in fiscal 2005, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store roll-out if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

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

During fiscal 2003 we introduced a smaller store model of 3,000 to 4,000 square foot stores. We have designed these stores to access smaller markets and to increase our presence in larger metropolitan markets. This model assumes an average initial net investment per store of approximately $400,000 and anticipates net sales per square foot of approximately $600 in the third year of operations. We currently have 18 stores open in this model, six of which have been open for a full year as of the date of this report.

For the twelve months ended October 30, 2004, our 56 full-line stores that had been open at least 13 months averaged 6,666 square feet and net sales per square foot of approximately $486. Most of these stores have been open for one to two years.

Outlet Stores and Resort Stores

We currently operate 19 outlet stores where we sell excess inventory. We do not plan to open any additional outlet stores during the remainder of fiscal 2004. We currently plan to open three outlet stores in fiscal 2005.   We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them.  We currently operate resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct segment generated $70.4 million in net sales, or 46.8% of our total net sales, for the fiscal 2004 third quarter. As we continue to roll-out our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity and an important vehicle to promote each of our channels.

Our Catalogs

For the fiscal 2004 third quarter, our catalog business generated $31.4 million in net sales, or 20.8% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic.  In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title.  In August 2004, we began offering a new line of active-wear apparel merchandise under the Sport catalog title.  Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing the number of mailings to prospective customers because they have increasingly generated lower response rates and contributed fewer sales than mailings to our existing customers. In fiscal 2003, we mailed 117.8 million catalogs, down 35.8% from our peak mailings of 183.6 million catalogs in 2000. In the fiscal 2004 third quarter, we mailed 26.4 million catalogs, down 38.1% from the 42.7 million catalogs mailed in the fiscal 2003 third quarter.  However, in fiscal 2003, we mailed approximately 11.0 million of our first Northcountry holiday catalogs in late October which fell in the fiscal 2003 third quarter.  This year, we mailed our first Northcountry holiday catalogs in early November which fell in the fiscal 2004 fourth quarter. Excluding the approximately 11.0 million catalogs associated with our first fiscal 2003 Northcountry holiday catalog, we decreased our catalog mailings by 16.0%, to 26.4 million in the fiscal 2004 third quarter from 31.4 million in the fiscal 2003 third quarter.  During fiscal 2005, we expect our total catalog mailings as well as the ratio of mailings to our existing customers versus mailings to prospective customers to be comparable with the fiscal 2004 mailings, subject to fluctuations between quarters due to variations in mailing dates.  Although we anticipate forgoing some potential prospect sales, we believe that optimizing the level of our mailings to prospective customers will have an overall positive impact on our net income.

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

In the fiscal 2004 third quarter, our e-commerce net sales were $39.0 million and represented 25.9% of total net sales. As of October 30, 2004, we had approximately 2.0 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three months ended		Nine months ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.1%	58.8%	55.9%	60.9%
Gross profit	45.9%	41.2%	44.1%	39.1%
Selling, general and administrative expenses	35.5%	34.7%	36.3%	36.2%
Income from operations	10.5%	6.5%	7.8%	2.8%
Interest, net, and other	(0.1)%	0.0%	0.0%	0.0%
Income before income taxes	10.3%	6.5%	7.8%	2.8%
Income tax provision	4.1%	2.4%	3.1%	1.0%
Net income	6.3%	4.1%	4.7%	1.7%

Comparison of the Three- and Nine-Month Periods Ended October 30, 2004 with the Three- and Nine-Month Periods Ended November 1, 2003:

Consolidated Results of Operations

Net Sales.  Our consolidated net sales for the fiscal 2004 third quarter and first nine months increased by $12.4 million and $36.2 million, respectively.

For the fiscal 2004 third quarter, the increase was primarily due to incremental net sales of $25.2 million contributed by our retail stores, and to increases of $0.7 million, or 2.2%, in full-price Internet net sales and $0.6 million, or 7.5%, in outlet store net sales.  These positive impacts were partially offset by decreases of $11.2 million, or 27.7%, in full-price catalog net sales, $2.2 million, or 50.4%, in clearance catalog net sales and $0.7 million, or 8.3%, in Internet clearance net sales.

For the first nine months of fiscal 2004, the increase was primarily due to incremental net sales of $67.3 million contributed by our retail stores, and to increases of $4.5 million, or 6.2%, in full-price Internet net sales and $2.3 million, or 12.2%, in outlet store net sales.  These positive impacts were partially offset by decreases of $30.1 million, or 27.0%, in full-price catalog net sales, $4.7 million, or 39.4%, in clearance catalog net sales and $3.2 million, or 12.1%, in Internet clearance net sales.

Gross Profit   Our consolidated gross profit dollars for the fiscal 2004 third quarter and first nine months increased by $12.2 million, or 21.4%, to $69.1 million, and by $33.7 million, or 24.6%, to $170.4 million, respectively.  Our consolidated gross profit rate for the fiscal 2004 third quarter and first nine months increased to 45.9% and to 44.1%, respectively.

The increases in our consolidated gross profit dollars and rate were primarily attributable to an aggregate improvement in merchandise margins of 6.7 percentage points and 6.2 percentage points on sales in all channels for the fiscal 2004 third quarter and first nine months, respectively.  Merchandise margins on full-price direct segment sales improved approximately 3.9 percentage points in both the fiscal 2004 third quarter and first nine months due to fewer sales discounts offered in fiscal 2004 compared with fiscal 2003.  Merchandise margins on full-price retail sales increased 4.8 percentage points and 4.4 percentage points in the fiscal 2004 third quarter and first nine months, respectively.  The merchandise margins on our clearance sales improved by 9.8 percentage points and 7.9 percentage points in the fiscal 2004 third quarter and first nine months respectively.  The improvement in merchandise margins on our clearance sales in both the three- and nine-months periods of fiscal 2004 is attributable to strong full-price selling and on our focus on identifying slow moving merchandise more quickly which has enabled us to offer discounted merchandise when it is more seasonally appropriate.

Also contributing to the increases in our consolidated gross profit rate were improvements of 1.1 percentage points and 2.4 percentage points in the leveraging of our retail store occupancy costs in the fiscal 2004 third quarter and first nine months, respectively.  We were able to leverage our retail store occupancy costs during these periods primarily due to improved net sales at our retail stores.  Additionally, decreases in the percentage of total net sales contributed by clearance sales compared with full-price sales contributed to these increases in our consolidated gross profit rate.  Clearance sales comprised approximately 13% and 14% of our total net sales in the fiscal 2004 third quarter and first nine months, respectively, compared with approximately 16% of our total net sales in both the fiscal 2003 third quarter and first nine months.

We recognized $1.3 million and $3.2 million of vendor rebates during the fiscal 2004 third quarter and first nine months, respectively, versus $0.2 million and $1.5 million in the fiscal 2003 third quarter and first nine months, respectively. These rebates were credited to cost of sales as the related merchandise was sold.   The increases in the vendor rebates in the fiscal 2004 third quarter and first nine months were due to our continuing efforts to negotiate agreements with merchandise vendors.

Selling, General and Administrative Expenses.  Our consolidated selling, general and administrative expenses for the fiscal 2004 third quarter were $53.4 million, an increase of $5.4 million over the fiscal 2003 third quarter, and were $140.2 million for the first nine months of fiscal 2004, an increase of $13.4 million over the first nine months of fiscal 2003.  Our consolidated selling, general and administrative expenses for both the fiscal 2004 third quarter and first nine months were negatively impacted by increased personnel costs, primarily consisting of retail administrative staff wages, store employee wages, related taxes and employee benefits associated with our retail expansion.  These personnel costs increased $4.2 million, or 51.9%, and $11.6 million, or 57.1%, in the fiscal 2004 third quarter and first nine months, respectively, from the comparable periods in the prior year.  Additionally, incentive compensation expense which is based on corporate performance increased $2.2 million and $4.2 million in the fiscal 2004 third quarter and first nine months, respectively.  Partially offsetting these negative impacts were reduced costs associated with catalog mailings of approximately $2.8 million and approximately $8.5 million for the fiscal 2004 third quarter and first nine months, respectively.  Excluding the approximately 11.0 million catalogs associated with our first fiscal 2003 Northcountry holiday catalog, we decreased our catalog mailings by 16.0% and by 19.0% in the fiscal 2004 third quarter and first nine months, respectively, from the comparable periods last year. In fiscal 2003, we mailed approximately 11.0 million of our first Northcountry holiday catalogs in late October which fell in the fiscal 2003 third quarter.  This year, we mailed our first Northcountry holiday catalogs in early November which fell in the fiscal 2004 fourth quarter.

Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.  Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales increased to 35.5% and to 36.3% for fiscal 2004 third quarter and first nine months, respectively.  The increase was primarily due to the additional incentive compensation expense incurred during both the three and nine month periods of fiscal 2004 which was discussed in the preceding paragraph.  Also contributing to the increase in the fiscal 2004 third quarter were reduced response rates to catalogs mailed during the fiscal 2004 third quarter.  The impact of the reduced response rates was mitigated primarily by our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings during fiscal 2004 compared with fiscal 2003.

Income Tax Rate.  For the fiscal 2004 third quarter our effective income tax rate was 39.5% compared with 37.3% in the fiscal 2003 third quarter.   For the first nine months of fiscal 2004 our effective income tax rate was 39.6% compared with 37.4% in the first nine months of fiscal 2003.   The rates for both the three- and nine-month periods of fiscal 2003 were lower than the corresponding fiscal 2004 periods’ rates because, in the fiscal 2003 third quarter, we reversed an accrual for approximately $0.2 million related to certain income taxes.

Operating Segment Results

Net Sales.  The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
		% of		% of	Change
	Oct. 30, 2004	Total	Nov. 1, 2003	Total	$	%

Retail	$80,114	53.2%	$54,322	39.3%	$25,792	47.5%
Catalog	31,368	20.8%	44,749	32.4%	(13,381)	(29.9)%
Internet	39,022	25.9%	39,081	28.3%	(59)	(0.2)%
Direct	70,390	46.8%	83,830	60.7%	(13,440)	(16.0)%
Total	$150,504	100.0%	$138,152	100.0%	$12,352	8.9%

	Nine Months Ended
		% of		% of	Change
	Oct. 30, 2004	Total	Nov. 1, 2003	Total	$	%

Retail	$197,889	51.2%	$128,224	36.6%	$69,665	54.3%
Catalog	88,379	22.9%	123,138	35.2%	(34,759)	(28.2)%
Internet	99,911	25.9%	98,648	28.2%	1,263	1.3%
Direct	188,290	48.8%	221,786	63.4%	(33,496)	(15.1)%
Total	$386,179	100.0%	$350,010	100.0%	$36,169	10.3%

Our retail segment’s net sales increased $25.8 million, or 47.5%, and increased $69.7 million, or 54.3%, in the fiscal 2004 third quarter and first nine months, respectively, from the same periods a year ago. We primarily attribute these increases to net sales of $25.2 million and $67.3 million contributed by our retail stores in the fiscal 2004 third quarter and first nine months, respectively.  Also contributing to the increases in our retail segment’s net sales, although to a lesser extent, were increases of $0.6 million, or 7.5%, and $2.3 million, or 12.2%, in our outlet store net sales for the fiscal 2004 third quarter and first nine months.

Our direct segment’s net sales decreased in both fiscal 2004 periods primarily due to our strategic decision to mail fewer catalogs in the fiscal 2004 third quarter and first nine months from the same periods a year ago.  Excluding the approximately 11.0 million catalogs associated with our first fiscal 2003 Northcountry holiday catalog, we decreased our catalog mailings by 16.0% and by 19.0% in the fiscal 2004 third quarter and first nine months, respectively, from the comparable periods last year.  Also negatively impacting our direct segment’s net sales in both fiscal 2004 periods were fewer promotional campaigns in fiscal 2004 than in fiscal 2003, reduced clearance catalog and e-commerce clearance sales and increased direct segment sales returns on full-price sales.

Our direct segment sales returns expressed as a percentage of gross sales increased by 2.4 percentage points and by 2.0 percentage points in the fiscal 2004 third quarter and first nine months, respectively, from the comparable periods last year.  We primarily attribute the increase in direct segment sales returns to an increase of 1.8 percentage points and 2.1 percentage points in the percentage of total net sales contributed by apparel sales in the the fiscal 2004 third quarter and first nine months, respectively.  Apparel sales typically have higher return rates than sales related to gift and accessory merchandise.

These negative impacts on our direct segment’s net sales were partially offset by increases in full-price e-commerce business net sales of $0.7 million, or 2.2%, in the fiscal 2004 third quarter and $4.5 million, or 6.2%, in the first nine months of fiscal 2004.  We believe these increases were the result of our continued efforts to reduce our e-commerce business’ dependence on our catalogs as an advertising medium.

Operating Contribution.  The following table summarizes our operating contribution by segment (in thousands):

	Three Months Ended
	Oct. 30,			Nov. 1,			Change
	2004	%		2003	%		$	%

Retail	$17,312	21.6	%(1)	$9,262	17.1	%(1)	$8,050	86.9%
Direct	14,847	21.1	%(2)	13,208	15.8	%(2)	1,639	12.4%
Corporate and other	(16,423)	(10.9	)%(3)	(13,525)	(9.8	)%(3)	(2,898)	21.4%
Consolidated income from operations	$15,736	10.5	%(3)	$8,945	6.5	%(3)	$6,791	75.9%

	Nine Months Ended
	Oct. 30,			Nov.1,			Change
	2004	%		2003	%		$	%

Retail	$35,807	18.1	%(1)	$13,512	10.5	%(1)	$22,295	165.0%
Direct	39,530	21.0	%(2)	33,274	15.0	%(2)	6,256	18.8%
Corporate and other	(45,172)	(11.7	)%(3)	(36,923)	(10.5	)%(3)	(8,249)	22.3%
Consolidated income from operations	$30,165	7.8	%(3)	$9,863	2.8	%(3)	$20,302	205.8%

(1)                                  Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)                                  Direct segment operating contribution expressed as a percentage of direct segment net sales

(3)                                  Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Our retail segment’s operating contribution increased $8.1 million, or 86.9%, and increased $22.3 million, or 165.0%, in the fiscal 2004 third quarter and first nine months, respectively, from the fiscal 2003 periods. We primarily attribute these increases in both fiscal 2004 periods to the 44 retail stores opened since the end of the fiscal 2003 third quarter, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved net sales at our retail stores, which has allowed us to improve the leveraging of retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 4.8 percentage points and by 4.4 percentage points during the fiscal 2004 third quarter and first nine months, respectively, from same periods last year. Merchandise margins on outlet store sales improved by 11.4 percentage points and by 8.8 percentage points during the fiscal 2004 third quarter and first nine months, respectively, from the fiscal 2003 periods. Additionally, we experienced improvements of 1.1 percentage points and 2.4 percentage points in the leveraging of our full-line retail store occupancy costs during the fiscal 2004 third quarter and first nine months, respectively, from the comparable periods last year.

Partially offsetting these positive impacts in both fiscal 2004 periods were increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the fiscal 2004 third quarter, personnel costs impacting our retail segment’s operating contribution increased $4.2 million, or 47.0%. For the first nine months of fiscal 2004, personnel costs impacting our retail segment’s operating contribution increased $11.6 million, or 51.2%.

The increases in our direct segment’s operating contribution are primarily due to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of approximately 3.9 percentage points in both the fiscal 2004 third quarter and first nine months.  Also contributing to the improvements was a 3.1% increase and a 2.5% increase in our direct segment’s average sales per order for the fiscal 2004 third quarter and first nine months, respectively.  Partially offsetting the improvements in the fiscal 2004 third quarter was a decrease of 6.6% in the average response rate to catalogs mailed during the fiscal 2004 third quarter from the comparable period last year.  However, our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings mitigated the negative impact of the reduced average response rate.  The percentage of mailings to our existing customers increased 17.1 percentage points and 14.5 percentage points in the fiscal 2004 third quarter and first nine months, respectively, from the same periods a year ago.  We generally realize better response rates to mailings to our existing customers than to our prospective customers and have observed falling response rates to catalogs mailed to our prospective customers.

The decreases in our corporate and other operating contribution for both fiscal 2004 periods were primarily due to increases in our administrative and technical support salaries associated with our retail expansion of $1.3 million, or 29.4%, and $3.3 million, or 24.6%, for the fiscal 2004 third quarter and first nine months, respectively.  Also, negatively impacting our corporate and other operating contribution in both fiscal 2004 periods were increases in incentive compensation expense, which is based on corporate performance, of $2.2 million, or 2,187.3%, and $4.2 million, or 353.2%, in the fiscal 2004 third quarter and first nine months, respectively.  Our corporate and other operating contribution for the fiscal 2004 third quarter and first nine months was also negatively impacted by increases of $0.5 million, or 83.7%, and $1.2 million, or 106.9%, respectively, in advertising expenses designed to promote the Coldwater Creek brand.  These negative impacts in both fiscal periods were partially offset by the positive impact of our ongoing cost control initiatives.

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

The agreement provides that we must satisfy certain specified financial covenants which include a fixed charge coverage ratio, leverage ratio, current ratio and minimum net worth requirements, as defined in the agreement. The agreement also places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, and make investments or guarantees.  At October 30, 2004 we were in compliance with these covenants and restrictions.  The credit facility has a maturity date of March 5, 2006. During the fiscal 2003 first quarter, we paid $0.5 million in financing costs associated with obtaining our new credit facility, which was being amortized over the life of the agreement. During the fiscal 2004 third quarter, unamortized financing costs of approximately $0.3 million were charged to expense because we anticipate entering into a new financing agreement in the fiscal 2004 fourth quarter.  At October 30, 2004, we had $1.7 million in outstanding letters of credit under this agreement.

Our operating activities generated $58.4 million and $13.3 million during the first nine months of fiscal 2004 and the first nine months of fiscal 2003, respectively. On a comparative year-to-year basis, the increase in the first nine months of fiscal 2004 primarily reflects increased accounts payable, increased net income and, to a lesser extent, increased deferred rents.  The deferred rents have increased due to our retail expansion.  These positive cash flow effects were partially offset by the negative cash flow effect of increased inventory.

Our investing activities consumed $37.5 million and $22.6 million of cash during the first nine months of fiscal 2004 and the first nine months of fiscal 2003, respectively. Cash outlays in these periods were principally for capital expenditures.

Our capital expenditures during the first nine months of fiscal 2004 principally reflect the cost of leasehold improvements, furniture and fixtures and various technology hardware and software additions and upgrades for 41 new retail stores and, to a lesser extent, for soon-to-be-opened and existing retail stores. Our fiscal 2003 year-to-date capital expenditures primarily reflect the cost of leasehold improvements for 22 new retail stores and, to a lesser extent, furniture and fixtures for both new and existing retail stores and various corporate technology hardware and software additions and upgrades.

Our financing activities provided $46.4 million and $0.3 million during the first nine months of fiscal 2004 and the first nine months of fiscal 2003, respectively. Our financing activities during the first nine months of fiscal 2004 primarily reflect net proceeds of $42.1 million from our recent public stock offering.  Also, contributing to our financing activities during the fiscal 2004 year-to-date period were proceeds from the exercise of previously granted options to purchase approximately 700,000 shares of common stock at an average exercise price of $5.75 per share.  Our financing activities during the first nine months of fiscal 2003 reflect proceeds from the exercise of previously granted options to purchase approximately 248,000 shares of common stock at an average exercise price of $3.40 per share partially offset by $0.5 million in financing costs associated with our new credit facility.

As a result of the foregoing, we had $109.8 million in consolidated working capital at October 30, 2004 compared with $50.7 million at January 31, 2004. Our consolidated current ratio was 1.9 at October 30, 2004 compared with 1.8 at January 31, 2004. We had no outstanding short-term or long-term bank debt at October 30, 2004 or January 31, 2004.

On May 26, 2004, we completed a public offering of 3,360,000 shares of our common stock at a price to the public of $13.67 per share. The net proceeds to us were approximately $42.1 million after deducting underwriting discounts and commissions and our offering expenses.  We currently intend to use the net proceeds from the offering to continue to expand our retail operations and for working capital and for other general corporate purposes.   Please note that the common share and price per share amounts discussed here have been adjusted to reflect our most recent stock dividend declared by the Board of Directors on June 14, 2004.

At October 30, 2004, we operated 107 stores and we have since opened an additional seven stores in the fiscal 2004 fourth quarter for a total of 114 stores currently in operation.  We do not plan to open any additional stores during the remainder of the fiscal 2004 fourth quarter.  We currently plan to open approximately 60 new stores in fiscal 2005 which is an increase of 20% over the 50 stores we had orginally planned to open during fiscal 2005.  We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next six to eight years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $7.0 million in total capital expenditures for the fiscal 2004 fourth quarter, primarily for the seven full-line retail stores, and, to a substantially lesser extent, various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows and working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

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

We expect our retail segment to be the key driver of our growth in the future. In the near term, we do not expect growth in our catalog business as we roll-out our retail strategy, and we expect our retail and direct segments will continue to each represent approximately 50% of net sales in fiscal 2004. During fiscal 2005, we expect our total catalog mailings as well as the ratio of mailings to our existing customers versus mailings to prospective customers to be comparable with the fiscal 2004 mailings.   At the same time, we expect to increase mailings to our retail customers in fiscal 2004 to promote our retail stores. As our retail business grows, we will add additional overhead. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability.

Other Matters

Critical Accounting Estimates

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

•                                          Revenue Recognition and Sales Return Estimate

•                                          Inventories

•                                          Catalog Costs

During the first nine months of fiscal 2004, there were no changes in the above critical accounting policies.

Off-Balance Sheet Liabilities and Other Contractual Obligations

Our off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. Our off-balance sheet liabilities also include our inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms.  All of our other operating leases pertain to our retail and outlet stores, our Coeur d’Alene, Idaho call center and to various equipment and technology.

The following tables summarize our minimum contractual commitments and commercial obligations as of October 30, 2004:

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007-2008	2009	Thereafter
	(In thousands)
Contractual Obligations
Operating leases(a)	$253,179	$6,808	$57,572	$57,694	$27,295	$103,810
Inventory purchase orders	113,905	61,880	52,025	—	—	—
Total	$367,084	$68,688	$109,597	$57,694	$27,295	$103,810

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

	Payments Due in Period
	Total	Remainder of 2004	2005-2006	2007-2008	2009	Thereafter
	(In thousands)
Commercial Commitments
Letters of Credit	$1,656	$717	$939	$—	$—	$—
Total	$1,656	$717	$939	$—	$—	$—

Risk Factors

We may be unable to successfully implement our retail store roll-out strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is our retail store expansion. At October 30, 2004, we operated 107 stores and we have since opened an additional seven stores in the fiscal 2004 fourth quarter for a total of 114 stores currently in operation.  We do not plan to open any additional stores during the remainder of the fiscal 2004 fourth quarter.  We currently plan to open approximately 60 new stores in fiscal 2005 which is an increase of 20% over the 50 stores we had originally planned to open during fiscal 2005.   We believe we have the potential to open 450 to 500 retail stores over the next six to eight years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

We face substantial competition from discount retailers in the women’s apparel industry.

We believe our customers are willing to pay slightly higher prices for our unique merchandise and superior customer service. However, we face substantial competition from discount retailers, such as Kohl’s and Target, for basic elements in our merchandise lines, and our net sales may decline if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. This price deflation may make it more difficult for us to maintain our gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

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

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $7.57 per share and $3.58 per share, respectively, during the fiscal year ended February 1, 2003, and were $9.81 per share and $5.86 per share, respectively, during the fiscal year ended January 31, 2004. The reported high and low closing sale prices of our common stock were $23.27 per share and $16.55 per share, respectively, during the fiscal 2004 third quarter. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies.  We have only been minimally impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years.  During the nine-month period ended October 30, 2004, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of the nine-month period ended October 30, 2004.  However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.  We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the third quarter ended October 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. In addition, from time to time we have received claims that our products and/or the manner in which we conduct our business infringe on the intellectual property rights of third parties.  In particular , a lawsuit has been filed that claims we infringed on various intellectual property patents.  In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, including the recently filed lawsuit, would not materially affect our consolidated financial position, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

No reportable events

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On December 8, 2004, the stockholders of Coldwater Creek Inc. approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock of the company from 60,000,000 to 150,000,000.  The amendment to the Amended and Restated Certificate of Incorporation is attached hereto as Exhibit 3.1.

Item 6.  Exhibits

(a) Exhibits:

Exhibit
Number	Description of Document
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation
10.1	2004 Salaried Employee Performance Incentive Award Program
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 9th day of  December 2004.

COLDWATER CREEK INC.

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DUANE A. HUESERS
Vice President of Finance (Principal Accounting Officer)