Form 10-K
period 2005-01-29
COLDWATER CREEK INC
filed 2005-04-13
CIK 1018005

Use these links to rapidly review the document
Coldwater Creek Inc. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 2005
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2005

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

        At July 31, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $442,572,000 based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director have been excluded in that such person may be deemed to be an affiliate. This determination for executive officer is not necessarily a conclusive determination for other purposes. As of March 31, 2005, 60,678,497 shares of the Registrant's $.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

        Part III incorporates by reference information from the definitive proxy statement for the registrant's 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

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

Coldwater Creek Profile

        Coldwater Creek is a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $590.3 million in net sales in fiscal 2004. We have established a differentiated brand by offering exceptional value through a unique, proprietary merchandise assortment that reflects a sophisticated yet relaxed and casual lifestyle, coupled with superior customer service. Our target customers are women between the ages of 35 and 60, with household incomes in excess of $75,000. According to NPD Group, Inc., women 35 and older spent in excess of $45.8 billion on apparel in 2004.

        We reach our customers through our rapidly expanding base of retail stores and our direct segment, which encompasses our catalog and e-commerce businesses. We believe this multi-channel approach allows us to cross-promote the Coldwater Creek brand and meet our customers' apparel and accessory needs by providing them convenient access to our merchandise lines regardless of the preferred shopping channel.

        Several years ago we began our evolution from a direct marketer to a multi-channel specialty retailer. Along the way we have tested various scaleable retail store models, strengthened our retail management team, refined our merchandise assortment and integrated our retail and direct merchandise planning and inventory management functions. We intend to continue to build our infrastructure in the coming years to support the planned growth of our retail business.

        Our retail segment is the key driver in our growth strategy and, in fiscal 2004, accounted for $296.2 million in net sales, or 50.2% of total net sales. As of January 29, 2005, we operated 114 full-line retail stores, 48 of which were opened in fiscal 2004, as well as two resort stores and 19 merchandise clearance outlet stores in 102 markets. When used in this context, the term market refers to the Office of Management and Budget's metropolitan and micropolitan statistical area definitions as revised in June of 2003.

        Our catalog business accounted for $131.9 in net sales, or 22.3% of total net sales and is an effective marketing platform to cross-promote our website and stores. In fiscal 2004, we mailed 107.6 million catalogs. Our full-scale e-commerce website, www.coldwatercreek.com, allows us to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. Our e-commerce business accounted for $162.2 in net sales, or 27.5% of total net sales and we now have approximately 2.4 million e-mail addresses to which we regularly send customized e-mails.

Business Strategies

        We believe our success and future growth will be the result of consistent execution of the following business strategies:

        Target a highly desirable, underserved customer.    Generally, our target customers are women between the ages of 35 and 60. According to a projection from the 2005 U.S. census data, women in this age bracket are expected to represent approximately 42% of the female population in 2005. Additionally, according to NPD Group, Inc., women 35 and older spent over $45.8 billion on apparel in 2004. Within this population, our core customer generally has higher than average levels of disposable income, with median household incomes in excess of $75,000. While teens and younger adult female consumers have a relatively broad range of specialty retail brands from which to choose, we believe our core customer has more limited options that cater specifically to her tastes and needs. Furthermore, we believe our customer, who has traditionally shopped at department stores, is migrating away from them, as their product selection and customer service have become less appealing to her over time. For these reasons, we believe that by continuing to make our brand relevant and accessible to this core customer, we will be able to increase our share of the apparel market over time.

        Offer a differentiated brand with broad appeal.    We believe the Coldwater Creek brand is synonymous with a sophisticated yet relaxed and casual lifestyle that appeals to a broad range of women who lead busy, active lives. We design our merchandise, retail stores, catalogs and website to embody the warmth of this aspirational lifestyle and attitude and to promote the Coldwater Creek brand image. We deliver quality, consistency, convenience and easy care through our merchandise offerings. Our styles and cuts are fashion right, while, at the same time, our colors, novelty designs and textures provide our customer's wardrobe with flare that she cannot easily find elsewhere.

        Deliver the brand through an integrated multi-channel model.    Our strategy of offering merchandise across three channels enables us to enhance visibility of our brand, accessibility to our merchandise and, consequently, customer loyalty. We integrate our three channels in a number of ways, which allows us to maximize sales and provide superior customer service. These include offering in-store web kiosks to allow customers to purchase items through our website that may not be in stock at stores, accepting returns through any channel regardless of the point of purchase, systematically reallocating inventory between channels, utilizing the data provided by our direct segment to identify new store locations and prominently displaying our catalogs for customers in our retail stores. We continue to identify new ways to develop our multi-channel model to further optimize our business.

        Provide an outstanding shopping experience through exceptional customer service.    We believe our company-wide focus on exceptional customer service has been integral to our success and has enabled us to build a loyal customer base. In our retail stores, we seek to hire our customers to provide better knowledge and understanding of our customers' needs. We continually monitor service metrics, such as secret shopper scores, telephone answer rates, order fulfillment rates and conversion rates, which we believe are indicative of customer service levels. We have also invested in management information systems that provide our associates with easy access to information, including customer purchasing histories, merchandise availability, product specifications, available substitutes and accessories, and expected shipment dates. By promoting a culture of prompt, knowledgeable and courteous service, no matter how our customers choose to shop, we believe we will continue to attract a growing customer base and build brand loyalty.

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

        Execute our growth strategy with an experienced management team.    Over the past four years we have built our senior management team with individuals who have extensive retail, merchandising, brand-building, real estate, information technology and finance experience from a variety of retail, direct marketing and apparel companies, including Gap Inc., Newport News, Spiegel, Federated Department Stores, Limited, Williams-Sonoma, J. Crew, Toys "R" Us.com, Finish Line and Tuesday Morning. We believe our management team is well-rounded in all areas and provides us with a competitive advantage.

Growth Strategy

        Over the last five years, we have continually refined our retail store model and operating strategy. We believe we will continue to realize the benefits of our multi-channel strategy with our retail channel being the primary source of our future growth. Our management team is committed to executing the following key growth strategies:

        Expand our retail channel.    We believe there is an opportunity for us to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. As of January 29, 2005, we had 114 full-line retail stores, 48 of which were opened in fiscal 2004. We currently plan to open a total of approximately 60 new stores in fiscal 2005, including four stores we opened in the fiscal 2005 first quarter. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the stores we plan to open in fiscal 2005. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing. Our current store model focuses on a core store averaging 5,000 square feet although we anticipate our stores will range between approximately 4,000 to 6,000 square feet. Please see the discussion below under the caption "Retail Segment Operations, Store Format and Atmosphere" for further details.

        Further strengthen our brand and build customer loyalty.    We continue to identify means of leveraging our brand and building customer loyalty. Our multi-channel initiatives include the introduction of a multi-channel gift card that is redeemable through any of our channels, wrapping our catalogs with promotional offers to direct customers in the vicinity of new store openings, mailing customized catalogs to our retail customers, offering in-store web kiosks to drive improved customer conversion rates and to increase familiarity with our direct channel, and accepting direct returns in our retail stores. These initiatives allow us to introduce our direct customers to our retail channel and give us the opportunity to convert a return to an exchange or an incremental purchase.

        As we grow the retail portion of our business, we believe we will continue to identify new and effective ways to improve our brand visibility and build customer loyalty. For example, we plan to introduce a co-branded credit card program during the first half of 2005, under which our customers can earn and redeem points through any of our channels. In order to earn points a participant in the program would have to qualify for, accept and make purchases with the credit card. A customer would earn points on purchases made with the credit card from any retailer but would earn more points purchasing from us than from any other retailer.

        Improve Profitability.    As we grow our business and open new stores, we intend to improve our operating income. Key elements of our profitability improvement strategy include:

  •
  sourcing more of our merchandise directly from overseas manufacturers;

  •
  lowering cost of goods sold through improving supplier prices as our order quantities grow over time;

  •
  leveraging corporate overhead costs over a larger sales base and realizing sales growth that outpaces additional overhead costs;

  •
  focusing the business toward a retail model which we believe will result in higher margins as the segment matures; and

  •
  continuing to optimize mailing and production costs within the catalog business.

Merchandising

        Our merchandising philosophy reflects a casual, unhurried approach to living. We offer our customers colorful, proprietary designs and novelty items that reflect different aspects of their lifestyles, including casual weekend wear, soft career and special occasion. The products we offer are current but not trendy and address our customers' needs for ease and simplicity. Our "buy-now, wear-now" strategy puts merchandise in front of our customers when it is seasonally appropriate and offers versatile fabrics she can wear across multiple seasons. Our "easy care" fabrics and comfortable styles are designed to facilitate product care, thereby making her life easier.

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

        In the second quarter of fiscal 2004, we opened a design studio in New York with a dedicated team creating novel prints, patterns and working on new fabric initiatives. This studio, while still in its early development, has enabled us to create and market new and distinctive designs more quickly. We anticipate that our design studio will allow us to bring innovative, fashion right merchandise to our customers on a timely basis.

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

        Sourcing and Distribution.    In the past three years, we have focused on reducing our total number of outside vendors and have concentrated our production with selected vendors who we believe consistently adhere to our quality standards and production demands. We maintain relationships with approximately 400 vendors and, during fiscal 2004, sourced approximately 72% of our apparel from our top 20 vendors. During fiscal 2004, approximately 67% of our merchandise was manufactured overseas, most of which we purchase from domestic suppliers. As retail becomes a more important part of our business we anticipate that more of our merchandise will be sourced directly from overseas manufacturers. In the second quarter of fiscal 2004, we created a global sourcing department, which, in addition to our experienced direct sourcing personnel at our headquarters in Sandpoint, Idaho, includes employees in Hong Kong and India who perform compliance inspections in factories in those countries. We anticipate this strategy will provide an opportunity to increase our margins through the direct importing of our proprietary designs. We believe this new development will allow us to improve economies of scale as we leverage the combined impact of merchandising our retail and direct segments. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases.

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

        We operate a 600,000 square foot distribution center in Mineral Wells, West Virginia where we receive all of our merchandise. We process all of our retail store replenishment and direct order shipments from this facility. During fiscal 2004 our distribution center was able to ship more than 98% of all in-stock items within 24 hours of an order placement and process more than 96% of all merchandise returns within a 24-hour period. At its current size, we estimate that the distribution center can service up to 300 stores. We have increased our prior capacity estimate of 130 stores as a result of changes in our receiving and distribution processes. At our current expansion rate, we expect to have opened in excess of 300 stores by fiscal 2007 or fiscal 2008. Therefore, we expect to begin expanding our distribution center in fiscal 2006 with a fiscal 2007 in-service date.

        Disposition.    Relying on ongoing analysis of product performance, we maintain a disciplined approach to promotional selling of our merchandise. We conduct four key seasonal sales events per year in our retail stores, catalog and website. Additionally, items with higher-than-expected inventory counts are cleared through our website or one of our 19 outlet locations. Unlike many other retailers that produce items for sale through their outlet locations, we use our outlets exclusively to manage overstocked premium merchandise. We believe this approach to disposition of our merchandise conditions our customer to expect to pay full price for our items, effectively managing the margin impact of off-price selling. Additionally, we have the ability to choose the most efficient channel to use for liquidation at any given time.

Retail Segment Operations

        Building on our success in the direct channel, we opened our first full-line store in November 1999, and from 1999 to the spring of 2002 we opened 34 additional full-line stores, methodically testing and refining our store format and reducing capital expenditures required for build-out. As of January 29, 2005, we operated 114 full-line retail stores, two resort stores and 19 outlet stores in 102 markets. We plan to open a total of approximately 60 new full-line retail stores in fiscal 2005, including four full-line retail stores opened in the fiscal 2005 first quarter. In fiscal 2004, retail sales amounted to $296.2 million and represented 50.2% of total net sales. We expect our retail segment to continue as our primary growth vehicle, as over 90% of women's apparel in the U.S. is purchased in retail stores, according to NPD Group Inc.

  Store Format and Atmosphere

        In the second half of 2002, we introduced our core model of 5,000 to 6,000 square foot stores and have further revised our store model as discussed below for stores we intend to open in fiscal 2005. In fiscal 2004, our 66 stores that had been open at least 13 months averaged approximately 6,400 square feet in size and $487 per square foot in net sales. Most of these stores have been open for one to two years. We have continually improved our construction processes, materials and fixtures, merchandise layout and store design to minimize our initial capital investment per store, while maintaining an overall atmosphere that is comfortable and relevant to our core customers.

        Our retail stores are designed to highlight our key items which are our customer's seasonal favorites and reflect the brand's focus on casual comfort, as well as to highlight merchandise being featured across all channels. Our wide, windowed storefront and forest green logo above a soft archway provide an inviting first impression to our customers. Our store interiors combine an appealing mix of cherry wood, slate and soft, neutral colored carpeting and typically offer a seating area for others who may be accompanying our shoppers.

        Our retail stores showcase our apparel assortment and encourage browsing by displaying jewelry, accessories and gifts in a manner that provides the customer with a sense of discovery and an encouragement to purchase multiple items per transaction. We display apparel according to occasion, separating weekend and casual wear from soft career and special occasion wear. We locate our accessories section next to the dressing rooms, which allows our sales associates to encourage incremental purchases as customers try on clothes.

        Over the past several years we have tested various retail store models and we continue to do so. Prior to fiscal 2005 we had two store models. Our core store model, which we introduced at the beginning of fiscal 2002, was 5,000 to 6,000 square feet and, in the beginning of fiscal 2003, we introduced a smaller store format of approximately 3,000 to 4,000 square feet.

        We have now identified our appropriate store size to be in the range of 4,000 to 6,000 square feet. Therefore, in fiscal 2005, our core store model will average 5,000 square feet and we expect that it will contribute net sales per square foot of approximately $500 in the third year of operations.

  Outlet Stores and Resort Stores

        In addition to our full-line retail stores, we operated 19 outlet stores at January 29, 2005, where we sell excess inventory. We currently plan to open three outlet stores in fiscal 2005 including one outlet store opened in the fiscal 2005 first quarter. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers that produce merchandise directly for their outlet stores, merchandise sold through our outlets is limited to overstocked premium items from our full-line retail stores. We believe this use of our outlet stores enables us to effectively manage our inventory and clearance activities. We also operate resort stores in Sandpoint, Idaho and Jackson Hole, Wyoming.

  Store Management and Training

        We organize our stores into regions and districts, which are overseen by district and regional managers who report to our executive vice president, sales and marketing. Each district manager oversees between six and ten store managers. On average, our store managers have 11 years of experience as retail managers. Approximately 25% of our managers have district manager-level experience with major brands in the retail sector.

  Store Locations

        The following map indicates our full-line retail stores by location as of January 29, 2005:

  Real Estate Strategy

        We locate our new stores primarily in regional shopping malls and lifestyle centers across the entire U.S. Lifestyle centers offer unique amenities in an open-air environment and are typically located in affluent suburban areas and town centers. Lifestyle centers also tend to be mixed-use developments that attract a complementary group of well-known specialty retailers, including bookstores, gourmet grocers, home goods retailers, other apparel retailers and full service restaurants. As of January 29, 2005, approximately 52% of our full-line stores are located in traditional malls, 40% in lifestyle centers and 8% in street locations.

        We utilize a disciplined, fact-based site selection process to determine our store locations. We believe we possess a competitive advantage versus other traditional retailers as we systematically collect key data regarding the location and preferences of our customers through our direct segment. This data, combined with additional demographic research, helps us to develop methodologies for prioritizing markets and identifying potential locations based on geographic clustering of both direct and retail segment customers.

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

        Our direct channel represented 49.8% of our total net sales in fiscal 2004. As we continue to rollout our retail stores, we expect our direct segment to decrease as a percentage of net sales over time. It will continue to be a core component of our brand identity and our operations, contributing sales and earnings, serving as a valuable source of marketing information, helping promote each of our channels and providing cash flow to support our retail store expansion.

  Our Catalogs

        In fiscal 2004, our catalog business generated $131.9 million in net sales, or 22.3% of total net sales. Historically, we have used three catalog titles, Northcountry, Spirit and Elements, to feature our entire full-price line of merchandise using different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. The new Spirit catalog combines the sophistication of Spirit and the mix-and-match versatility of Elements in a format that focuses on the customer's lifestyle. We believe this initiative allows us to better meet the needs of our Spirit and Elements customers by assembling "head-to-toe" assortments and offering merchandise for a wider range of occasions by combining soft career wear with sportswear and separates.

        Our two current core catalog titles are each devoted to slightly different lifestyles within our core customer base:

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

        In August 2004, we began offering a new line of active-wear apparel merchandise under the Sport catalog title. We believe this line of merchandise is a natural extension of our core strength of offering casual apparel for every aspect of our customers' lifestyle. Currently, Sport represents a small fraction of our overall merchandise mix and we plan to gradually explore its potential in both our retail and direct segments.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our e-commerce website and to our retail stores. We have also focused on decreasing our number of prospect mailings because they have increasingly produced lower response rates and contributed fewer sales than catalog mailings to our existing customers. In fiscal 2004, we mailed 107.6 million catalogs, down 41.4% from our peak mailings of 183.6 million catalogs in 2000.

        During fiscal 2004, we used a variety of print media advertising to promote sales in retail stores, over the internet and through catalogs, while, at the same time, promoting heightened awareness of the Coldwater Creek brand. Our print media consisted of three primary vehicles: national magazine advertising, traditional catalogs and "retail mailers." National magazine advertisements were placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. These advertisements were designed to drive customer traffic to our three selling channels, as well as to increase brand awareness. Our traditional catalog mailings were designed to generate sales through our Direct Segment and were circulated under the titles Northcountry, Spirit and Sport. Retail mailers were catalogs that included an assortment of items from all three catalog titles, featuring merchandise that can be found in our retail stores. These retail mailers were designed and produced to drive retail store traffic and, accordingly, were primarily mailed into markets where we had an existing store.

        During fiscal 2005, our print media advertising strategy will further emphasize the use of retail mailers as a key vehicle for driving retail store traffic. While circulation for our traditional catalogs is planned to decrease slightly, growth in our retail store base is expected to provide additional opportunities for circulating retail mailers in a larger number of store markets, compared with fiscal 2004. Consequently, we anticipate that the combined number of pages circulated through our traditional catalogs and retail mailers in fiscal 2005 will show a slight increase over the prior year. Additionally, we plan to increase the number of pages dedicated to national magazine advertising to further promote brand awareness and drive customer traffic in all channels.

  Our E-commerce Website

        As part of our effort to provide our customers with new channels of accessibility, we launched our full-scale e-commerce website, www.coldwatercreek.com, in July of 1999. Our e-commerce website is designed to offer a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient vehicle for the disposition of excess inventory.

        In fiscal 2004, online sales amounted to $162.2 million and represented 27.5% of total net sales. We have approximately 2.4 million opt-in e-mail addresses to which we regularly send promotional e-mails. Our promotional e-mails are customized to meet subscribers' shopping preferences and merchandise tastes.

        We continue to participate in a net sales commission-based program whereby popular Internet search engines and consumer and charitable websites promote the Coldwater Creek brand to their visitors. These noncompetitive "affiliate" merchants provide convenient hotlink access to our website, which also serves as an effective tool in prospecting for new customers.

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

  •
  On average, we answer calls for catalog orders in less than seven seconds during peak ordering seasons, and we have consistently maintained a 99% answer rate, which measures the percentage of calls successfully connected to a call center representative;

  •
  We feature an instant help option on our website if a customer has questions about our products, navigating the site or placing and completing orders. Trained call center associates respond to inquiries in an average of four seconds through live-chat technology. Requests or questions sent by e-mail receive a personalized reply, rather than an automated response, in an average of 21 minutes; and

  •
  In each of our call centers, we employ specialized product experts who receive extensive product training and who can respond in real time to detailed product questions from customers.

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

  •
  We employ operations managers at each of our retail stores who are responsible for all back office activities, which allows our sales associates and store managers to devote their primary attention to customers;

  •
  We have recently opened "CWC University" which is located in a state-of-the-art training center at our Sandpoint, Idaho headquarters. At the "CWC University" every new store manager will undergo one week of intensive orientation training.

  •
  To ensure that merchandise is available in our stores when our customers want it, we recently installed an automated system in our distribution center to streamline our shipping process. We are now able to replenish all store locations in one to four days, with daily restocking at top-performing stores;

  •
  We employ our customers as secret shoppers to gather information regarding the performance of our retail store personnel compared with our corporate customer service standards; and

  •
  We track hourly store conversion rates, which measure the percentage of customers who enter a store who make a purchase, as we belive these rates are indicative of our customer service levels. We reward our store managers based on improvements in their conversion rates.

Marketing and Promotion

        Our marketing and promotion initiatives focus on reinforcing our brand message and retaining our existing customers and attracting new customers. As we grow our business and broaden our retail footprint, we intend to increase our mass marketing initiatives to enhance national visibility of the brand. For example, in early fiscal 2005, in an effort to drive customers to our retail stores, we introduced multiple page magazine advertisements in national and regional publications that will display the current season's merchandise assortment.

        During fiscal 2004, we used a variety of print media advertising to promote sales in retail stores, over the internet and through catalogs, while, at the same time, promoting heightened awareness of the Coldwater Creek brand. Our print media consisted of three primary vehicles: national magazine advertising, traditional catalogs and "retail mailers." National magazine advertisements were placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. These advertisements were designed to drive customer traffic to our three selling channels, as well as to increase brand awareness. Our traditional catalog mailings are designed to generate sales through our Direct Segment and are circulated under the titles Northcountry, Spirit and Sport. Retail mailers were catalogs that included an assortment of items from all three catalog titles, featuring merchandise that can be found in our retail stores. These retail mailers were designed and produced to drive retail store traffic and, accordingly, were primarily mailed into markets where we had an existing store.

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

  •
  We send retail mailers to our retail customers and prominently display our catalogs for customers in our retail stores;

  •
  We publicize our retail store openings utilizing cover wraps on local catalog mailings, announcement mailings and e-mails and various local advertising media;

  •
  We send customized e-mail messages alerting customers about special sales events and the arrival of new merchandise; and

  •
  We run promotional events in our direct and retail channels each month, which are designed to increase order size, clear seasonal merchandise or reactivate customers who have not recently shopped with us.

        As part of our e-commerce marketing initiatives, we participate in an affiliate website program. We select popular Internet search engines, consumer and charitable websites to promote the Coldwater Creek brand to their visitors and provide convenient hotlink access to our website in exchange for a commission based on net sales from referred customers.

        We also conduct a national magazine advertising campaign to reinforce awareness of Coldwater Creek as we open stores in new markets, draw the attention of potential direct customers and establish national visibility for our brand. We run multi-page, color advertisements to promote our three channels in lifestyle and shelter publications consistent with the Coldwater Creek brand, including Oprah, Good Housekeeping, Better Homes and Gardens, Sunset, Country Living, Southern Living and Cooking Light.

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

        We expect to continue to make significant investments in our systems and infrastructure to support our retail store expansion, inventory management, merchandising, order taking and customer service, order fulfillment, marketing, product development and financial reporting and forecasting.

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

        We believe that we compete principally on the basis of the distinctive merchandise selection and superior customer service associated with the Coldwater Creek brand, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base, is fashion right and is of high quality. With over 90% of women's apparel being purchased in retail stores in 2004, we believe that our retail store expansion will allow us to compete more effectively in the women's apparel market by providing this important aspect of the shopping experience to more of our customers. We also believe that our integrated, multi-channel strategy enhances our ability to compete by allowing our customers to choose the most convenient sales channel and allowing us to reach a broader audience in existing and in new markets and to continue to build Coldwater Creek into a nationally recognized brand.

Employees

        As of January 29, 2005, we had 1,859 full-time employees and 3,543 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Trademarks

        Our registered trademarks include Coldwater Creek®, Coldwater Creek Spirit® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to create and sustain demand for and market our merchandise.

Available Information

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and therefore file periodic reports and other information with the Securities and Exchange Commission ("SEC"). These reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

        Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge on the investor relations portion of our website at www.coldwatercreek.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Risk Factors

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

        The key driver of our growth strategy is our retail store expansion. At January 29, 2005, we operated 114 stores and we have since opened an additional four stores in the fiscal 2005 first quarter for a total of 118 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe we have the potential to open 450 to 500 retail stores over the next five to seven years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

        We have made numerous refinements in our retail store format since opening our first full-line store in 1999, including our most recent revision to our store model in fiscal 2005. Our retail model may undergo further refinements as we gain experience operating more stores. If we determine to make further refinements to our store model, it may delay the progress of our retail store roll-out, which could slow our anticipated revenue growth. We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores that do not prove to be successful. Furthermore, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design and information and management systems, and we must continue to make these investments to maintain our current and future stores.

We may not select optimal locations for our retail stores, which could affect our net sales.

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

We may be unable to manage significant increases in the costs associated with our catalog business, which could affect our results of operations.

        We incur substantial costs associated with our catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Most of these costs are incurred prior to mailing.

As a result, we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Significant increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase our catalog production costs and result in lower profits for our catalog business to the extent we are unable to pass these costs onto our customers or implement more cost effective printing, mailing or distribution systems. Because our catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by our catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

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

        During the past few years, with the implementation of our multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and is expected to continue to result in increased demands on our managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to continue, among other things, to:

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

        Our future success will depend largely on our ability to continually select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, we begin the design process for our apparel nine to ten months before merchandise is available to our customers, and we typically begin to make purchase commitments four to six months in advance. These lead times make it difficult for us to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments we might make in anticipating customer preferences. Consequently, if we misjudge our customers' merchandise preferences or purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet our quality standards, we may lose customer sales and our reputation may suffer.

        Our direct business depends largely on our ability to fulfill orders on a timely basis, and our direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in our distribution center and our stores. As we grow our retail business, we may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce our merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of our recent trend toward consolidating more of our merchandise purchases with fewer vendors, we may experience delays in filling customer orders or delivering inventory to our stores until alternative supply arrangements are secured, which could result in lost sales and a decline in customer satisfaction.

Our increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

        As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

  •
  burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulation, as well as credit assurances we are required to provide to foreign vendors;

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

        On December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The effect this quota expiration will have on global sourcing patterns is uncertain but is likely to continue the retail price deflation. Our sourcing strategy is designed to allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas. However, our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies and/or other trade disruptions.

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

        As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and our future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in our catalogs or on our website, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed our allowances would result in adjustments to our sales return accrual and to cost of sales and could materially adversely affect our financial condition, results of operations and cash flows.

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

        We believe our customers are willing to pay slightly higher prices for our unique merchandise and superior customer service. However, we face substantial competition from discount retailers, such as Kohl's and Target, for basic elements in our merchandise lines, and our net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. We expect this price deflation to continue as a result of the expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain our gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team.

        Our future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Melvin Dick, Executive Vice President and Chief Financial Officer; and Dan Griesemer, Executive Vice President, Sales and Marketing. The loss of any of these individuals or other key personnel could have a material adverse effect on our business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

        Our merchandise is comprised primarily of discretionary items, and demand for our merchandise is affected by a number of factors that influence consumer spending. Lower demand may cause us to move more full-price merchandise to clearance, which would reduce our gross margins, and could adversely affect our liquidity (including compliance with our debt covenants) and, therefore, slow the pace of our retail expansion. We have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. Conversely, if we elect to carry relatively low levels of inventory in anticipation of lower demand but demand is stronger than we anticipated, we may be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction.

Our tax collection policy may expose us to the risk that we may be assessed for unpaid taxes.

        Many states have attempted to require that out-of-state direct marketers and e-commerce retailers whose only contact with the taxing state are solicitations and delivery of purchased products through the mail or the Internet collect sales taxes on sales of products shipped to their residents. The U.S. Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. Although we believe that we have collected sales tax where we are required to do so under existing law, state and local tax authorities may disagree, and we could be subject to assessments for uncollected sales taxes, as well as penalties and interest and demands for prospective collection of such taxes. Furthermore, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if we are otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response and could have a material adverse effect on our financial position, results of operations and cash flows. In addition, as we open more retail stores, our tax collection obligations will increase significantly and complying with the greater number of state and local tax regulations to which we will be subject may strain our resources.

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our stock price.

        We are applying significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. For example, our management concluded that our internal control over financial reporting was not effective for fiscal 2004 as a result of a restatement of certain of our financial statements to correct an error relating to the recognition of rental expense, as described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We cannot be certain that our internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $5.05 per share and $2.39 per share, respectively, during the fiscal year ended February 1, 2003, and were $6.54 per share and $2.60 per share, respectively, during the fiscal year ended January 31, 2004. The reported high and low closing sale prices of our common stock were $20.58 per share and $6.63 per share, respectively, during the fiscal year ended January 29, 2005. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

        Dennis Pence, our Chairman and Chief Executive Officer, and Ann Pence, our former Vice Chairman, have informed the company that they have an informal arrangement pursuant to which they have agreed to vote their shares together and, when selling shares, doing so in equal amounts. This arrangement is not in writing, and can be terminated at any time, and there is no assurance that Dennis Pence and Ann Pence will continue to act together with respect to their shares. Because of their informal arrangement, Dennis Pence and Ann Pence together may be deemed to beneficially own, directly and indirectly, approximately 40.2% of our outstanding common stock as of December 31, 2004. Dennis Pence and Ann Pence acting together, or either of them acting independently, could have significant influence over any matters submitted to our stockholders, including the election of our directors and approval of business combinations, and could delay, deter or prevent a change of control of our company, which may adversely affect the market price of our common stock. The interests of Dennis Pence and Ann Pence may not always coincide with the interests of our other stockholders.

Provisions in our charter documents and Delaware law may inhibit a takeover and discourage, delay or prevent our stockholders from replacing or removing our current directors or management.

        Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a merger with or acquisition of us, even where the stockholders may consider it to be favorable. These provisions could also prevent or hinder an attempt by our stockholders to replace our current directors and include:

  •
  providing for a classified Board of Directors with staggered, three-year terms;

  •
  prohibiting cumulative voting in the election of directors;

  •
  authorizing the issuance of "blank check" preferred stock;

  •
  limiting persons who can call special meetings of the Board of Directors or stockholders;

  •
  prohibiting stockholder action by written consent; and

  •
  establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders meeting.

        Because our Board of Directors appoints management, any inability to effect a change in our Board of Directors may also result in the entrenchment of management.

        We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation and Bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Item 2.    PROPERTIES

        Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of January 29, 2005 are set forth below:

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices(a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	231,000 sq. ft.
East Coast Operations Center, including Distribution and Call Center	100 Coldwater Creek Drive Mineral Wells, W. Virginia	Leased	600,000 sq. ft.
Coeur d'Alene, Idaho Call Center	751 West Hanley Avenue Coeur d'Alene, Idaho	Leased	60,000 sq. ft.
114 Full-Line Retail Stores(b)	Various U.S. Locations	Leased	648,000 sq. ft.
19 Outlet Stores(c)	Various U.S. Locations	Leased	123,000 sq. ft.
2 Resort Stores(d)	Sandpoint, ID and Jackson, WY	Leased	34,000 sq. ft.

(a)
During the fiscal 2004 fourth quarter we began converting approximately 25,000 square feet of single-level, high-ceiling storage space in our former Sandpoint Distribution Center into three floors to provide approximately 75,000 square feet of additional administrative office space. Upon completion of this expansion, the size of our Corporate Offices will be approximately 281,000 square feet. We anticipate that this construction will be completed in the fall of 2005.

(b)
As of January 29, 2005, our full-line retail stores averaged approximately 5,700 square feet per store. Our retail store leases generally have 10 year base terms.

(c)
As of January 29, 2005, our outlet stores averaged approximately 6,500 square feet. Our outlet store leases generally have base terms of five years.

(d)
Our two resort stores average approximately 17,000 square feet. The base term of our Jackson, WY resort store lease will expire in 2006. The base term of our Sandpoint, ID resort store expired in January 2005 and we recently executed a new lease that will expire in 2006.

        We believe that our corporate offices, distribution center and call centers will meet our operational needs for the foreseeable future. Our distribution center was designed to allow us to expand up to an aggregate of 930,000 square feet, as needed. We intend to begin expanding capacity in our distribution center in fiscal 2006 to the full 930,000 square feet with a fiscal 2007 completion date to support our expanding retail store base.

Item 3.    LEGAL PROCEEDINGS

Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. In addition, from time to time we have received claims that our products and/or the manner in which we conduct our business infringe on the intellectual property rights of third parties. For example, in fiscal 2004, a lawsuit was filed that claimed we infringed on various intellectual property patents relating to our e-commerce website. During the fiscal 2004 fourth quarter, we settled the lawsuit and obtained a 12-year license to use certain intellectual property patents for an immaterial amount. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Special Meeting of Stockholders of Coldwater Creek Inc. was held on December 8, 2004. At this meeting, the following proposal was voted upon and approved:

        Proposal: To approve an amendment to the Company's Amended and Restated Certificate of Incorporation that will increase the number of authorized shares of the Company's Common Stock from 60,000,000 to 150,000,000 shares.

For	Against	Abstain
52,428,705	6,555,801	11,007

        The share amounts voted For, Against and Abstain have been adjusted to reflect our most recent stock dividend, which had the effect of a 3-for-2 stock split, declared by the Board of Directors on February 12, 2005.

DIRECTORS AND EXECUTIVE OFFICERS

        The table below sets forth the name, current age and current position of our directors and executive officers as of April 1, 2005:

Name	Age	Positions held
Dennis C. Pence(a)	55	Chairman of the Board of Directors, Secretary and Chief Executive Officer
Georgia Shonk-Simmons	53	President, Chief Merchandising Officer and Director
Melvin Dick	51	Executive Vice President and Chief Financial Officer
Dan Griesemer	45	Executive Vice President of Sales and Marketing
Gerard El Chaar	44	Senior Vice President of Operations
Dan Moen	33	Senior Vice President and Chief Information Officer
Duane A. Huesers	49	Vice President of Finance
James R. Alexander(b)(c)(d)	62	Director
Jerry Gramaglia(c)(d)	49	Director
Curt Hecker(a)(b)(d)	44	Director
Warren R. Hashagen(b)(c)(d)	54	Director
Kay Isaacson-Leibowitz	58	Director
Robert H. McCall(a)(b)(d)	59	Director

(a)
Member of the Executive Committee

(b)
Member of the Audit Committee

(c)
Member of the Compensation Committee

(d)
Member of the Nominating Committee

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

        Dan Griesemer has served as our Executive Vice President of Sales and Marketing since January 2005. From April 2004 to December 2004, Mr. Griesemer served as our Executive Vice President of Retail. From October 2001 to April 2004 Mr. Griesemer served as our Senior Vice President of Retail. Prior to joining Coldwater Creek, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap Inc. From 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

        Gerard El Chaar has served as our Senior Vice President of Operations since January 1, 2005. From March 2002 to December 2004, Mr. El Chaar served as our Vice President of Distribution. From January 2001 to February 2002, Mr. El Chaar served as our Divisional Vice President of Distribution. From October 2000 to December 2000, Mr. El Chaar served as our Director of Distribution. From January 2000 to October 2000, Mr. El Chaar was Senior Director of International Operations with eToys Inc. where he was responsible for Customer Service and Distribution in the United Kingdom and Belgium. From January 1998 to December 1999, Mr. El Chaar was the Director of Engineering for Amazon.com.

        Dan Moen has served as our Senior Vice President and Chief Information Officer since September 20, 2004. From June 2004 to September 2004, Mr. Moen served as our Interim Vice President and Chief Information Officer. From July 2003 to May 2004, Mr. Moen served as our Vice President of Marketing and Business Intelligence. From October 2002 to June 2003, Mr. Moen served as our Divisional Vice President of Business Intelligence. From August 2001 to September 2002, Mr. Moen served as our Divisional Vice President of Marketing. From August 2000 to July 2001, Mr. Moen was the Data Warehouse Manager for InfoSpace. From June 1999 to July 2000, Mr. Moen was the Director of Database Marketing for Network Commerce. From May 1995 to May 1999, Mr. Moen was employed by Coldwater Creek in various capacities in its Marketing Department.

        Duane A. Huesers has served as our Vice President of Finance since September 2002. His duties include all accounting, financial planning, external reporting and other finance related matters. Prior to joining Coldwater Creek, Mr. Huesers had a 25-year career in the retail industry, most recently with Tuesday Morning Corporation where he served as Vice President of Finance. Prior to that, Mr. Huesers served as Vice President and Controller for the Maison Blanche department store chain, as well as Senior Vice President and Chief Financial Officer for BOOKSTOP, Inc.

        James R. Alexander has served as a Director since March 2000, as well as a member of the Board's Audit Committee since July 2000, as a member of the Board's Compensation Committee since November 2002 and as its Chairman since June 2004. Mr. Alexander has also served as Chairman of the Board's Nominating Committee from April 2004 to June 2004 and as a member of that committee since April 2004. From July 2000 to July 2001, Mr. Alexander also served as a member of the Board's Compensation Committee. Mr. Alexander had previously served as a Director, as well as Chairman of the Board's Compensation Committee, from 1994 to 1998 before declining to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 25 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is President of Alexander & Co., LLC.

        Jerry Gramaglia has served as a Director, as well as a member of the Board's Compensation Committee and as a member of the Board's Nominating Committee since June 2004. Since May 2002,

Mr. Gramaglia has served as Entrepreneur-in-Residence for Arrowpath Venture Capital. From June 1998 to May 2002, Mr Gramaglia served as Chief Marketing Officer and subsequently as President and Chief Operations Officer for E*TRADE Group Inc., a leading provider of electronic financial services. Mr. Gramaglia began his career at Procter & Gamble and subsequently held marketing and general management positions for Nestle, PepsiCo, Imasco and Sprint.

        Warren R. Hashagen has served as a Director since September 2003, as a member of the Board's Audit Committee since March 2004 and as a member of the Board's Nominating Committee since April 2004. Mr. Hashagen has also served on the Compensation Committee since June 2004. Prior to his retirement in 2001, Mr. Hashagen was Senior Vice President, International of Gap Inc., a position he held since 1999, and was Senior Vice President, Finance and Chief Financial Officer of Gap Inc. between 1995 and 1999. He held various other finance and accounting positions at Gap Inc. from 1982 to 1995, including Senior Vice President, Finance between 1992 and 1995.

        Curt Hecker has served as a Director, as well as a member of the Board's Audit Committee, since August 1995, as a member of the Board's Executive Committee since July 2001, as Chairman of the Board's Nominating Committee since June 2004 and as a member of that committee since April 2004. Mr. Hecker also served as Chairman of the Board's Compensation Committee from July 2001 to June 2004. Since October 1997, Mr. Hecker has served as President, Chief Executive Officer and a Board member of publicly held Intermountain Community Bancorp as well as Chief Executive Officer and a Board member of Panhandle State Bank, Intermountain Community Bancorp's wholly-owned subsidiary. From August 1995 to October 2001, Mr. Hecker also served as President of Panhandle State Bank. Prior to joining Panhandle State Bank, Mr. Hecker held various management positions with West One Bank.

        Kay Isaacson-Leibowitz has served as a Director since February 2005. Since July 2003, Mrs. Isaacson-Leibowitz has served as Executive Vice President of Beauty Niches for Victoria's Secret Stores. From 1995 to 2003 Mrs. Isaacson-Leibowitz served as Executive Vice President of Merchandising for Victoria's Secret Stores. From 1994 to 1995 Mrs. Isaacson-Leibowitz served as acting President and Senior Vice President of Merchandising for Banana Republic.

        Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994, as Chairman of the Board's Audit Committee since February 1995 and as a member of the Board's Nominating Committee since April 2004. Mr. McCall has also served as a member of the Board's Executive Committee since its formation in May 2000. From February 1995 to July 2000, Mr. McCall also served as a member of the Board's Compensation Committee. Since 1981, Mr. McCall has been President of McCall & Landwehr, P.A., an accounting firm based in Hayden Lake, Idaho.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

        Our common stock has been quoted on the Nasdaq National Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On January 29, 2005, we had 141 stockholders of record and 60,652,538 shares of $0.01 par value common stock outstanding. On December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005, our Board of Directors declared 50% stock dividends, each having the effect of a 3-for-2 stock split, on our issued and outstanding common stock. The new shares were distributed on January 30, 2003, September 9, 2003, July 23, 2004 and March 18, 2005, respectively. The stock prices below reflect the effect of these four stock dividends.

        The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2004:
First Quarter	$10.18	$6.63
Second Quarter	12.97	8.45
Third Quarter	15.51	11.03
Fourth Quarter	20.58	14.99
Fiscal 2003:
First Quarter	$3.68	$2.60
Second Quarter	5.30	2.64
Third Quarter	5.82	4.13
Fourth Quarter	6.54	4.89

        We have never paid any cash dividends on our common stock and do not expect to declare cash dividends in the foreseeable future. Additionally, we are currently restricted from paying cash dividends under our credit facility.

Item 6.    SELECTED FINANCIAL AND OPERATING DATA

        The selected financial and operating data in the following table sets forth:

  (i)
  balance sheet data as of January 29, 2005 and January 31, 2004 and statement of operations data for the respective 12-month periods then ended, derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K Annual Report,

  (ii)
  balance sheet data as of February 1, 2003, derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are not included elsewhere in this Form 10-K Annual Report,

  (iii)
  statement of operations data for the 11-month transition period ended February 1, 2003, derived from our consolidated financial statements audited by KPMG LLP, independent auditors, which are included elsewhere in this Form 10-K Annual Report,

  (iv)
  balance sheet data as of March 2, 2002 and March 3, 2001, and statement of operations data for the respective 12-month periods then ended, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not presented herein, and

  (v)
  selected operating data as of and for the periods indicated.

        The selected financial data presented below reflects an accounting restatement, which is described in Note 2 to the accompanying consolidated financial statements.

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended(a)
	January 29, 2005(b)	January 31, 2004(b)	February 1, 2003(b)	March 2, 2002(b)	March 3, 2001(b)
	(52 weeks)	(52 weeks) (restated)	(48 weeks) (restated)	(52 weeks) (restated)	(53 weeks) (restated)
	(in thousands except per share)
Statement of Operations Data:
Net sales	$590,310	$518,844	$473,172	$464,024	$458,445
Cost of sales	334,368	316,355	284,751	274,234	255,526

Gross profit	255,942	202,489	188,421	189,790	202,919
Selling, general and administrative expenses	208,158	182,197	173,330	188,902	182,770

Income from operations	47,784	20,292	15,091	888	20,149
Interest, net, and other	710	(106)	170	483	1,114

Income before provision for income taxes	48,494	20,186	15,261	1,371	21,263
Provision for income taxes	19,364	7,907	6,113	519	8,230

Net income	$29,130	$12,279	$9,148	$852	$13,033

Net income per share—Basic(c)	$0.50	$0.23	$0.17	$0.02	$0.25

Weighted average shares outstanding—Basic(c)	58,461	54,167	53,771	53,622	53,143

Net income per share—Diluted(c)	$0.48	$0.22	$0.17	$0.02	$0.24

Weighted average shares outstanding—Diluted(c)	60,495	54,916	54,221	54,727	55,141

Selected Channel Data(d):
Net Sales:
Retail and outlet store business	$296,227	$194,624	$128,177	$76,103	$45,323
Catalog business	131,858	175,912	200,157	246,048	300,723
E-commerce business	162,225	148,308	144,838	141,873	112,399
Selected Operating Data:
Total catalogs mailed	107,600	117,800	136,200	161,000	183,600
Number of full-line retail stores at period end(e)	114	66	41	27	8
Average square feet per store(e)	5,700	6,700	7,600	8,200	10,300
Balance Sheet Data:
Cash and cash equivalents	$111,203	$45,754	$26,630	$4,989	$4,600
Working capital	116,487	51,643	37,954	28,429	43,003
Total assets	324,585	211,659	188,236	170,997	450,939
Total debt(f)	—	—	—	—	—
Stockholders' equity	198,278	118,184	104,550	93,724	95,930

(a)
References to a fiscal year refer to the calendar year in which the fiscal year commences. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies. Accordingly, our fiscal year ending on February 1, 2003, consisted of an 11-month transition period. In addition, our floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. For the fiscal years presented above, only our fiscal year ended March 3, 2001 reflects an incremental fifty- third week.

(b)
Reflects adjustments made as a result of changes to our method of accounting for rental expense during the construction period of our retail stores. Please refer to "Note 2. Significant Accounting Policies, Restatement of Prior Financial Information" in the Notes to the Consolidated Financial Statements for further information.

(c)
The weighted average shares outstanding and net income per share amounts reflect four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005, respectively.

(d)
Beginning with our first quarter of fiscal 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We have reclassified prior period financial statements on a consistent basis for all periods presented.

(e)
Excludes outlet stores and our two resort stores.

(f)
We currently have a $40 million unsecured revolving line of credit, and, as of the date of this report, have not borrowed under this facility.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 29, 2005. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

        Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in the financial statements included herein reflect four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005, respectively. These stock dividends have the combined effect of a 5.063-for-1 stock split.

Restatement of Prior Financial Information

        During the fiscal 2005 first quarter we undertook a review of our accounting treatment of our retail store leases. Based on this review and consultation with our independent registered public accounting firm, we decided to restate our consolidated financial statements for certain prior periods in order to correct an error relating to our recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Previously, we followed a practice common in the retail industry of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date (as set forth in the lease), which had the effect of excluding the build-out period of our stores from the calculation of the period over which it expensed rent. We will now record rent expense when we take possession of a store, which occurs before the commencement of the lease term and approximately 60 to 90 days prior to the opening of a store.

        We have restated our consolidated balance sheet at January 31, 2004, and our consolidated statements of operations, cash flows and changes in stockholders' equity for the fiscal year ended January 31, 2004 and the 11-month transition period ended February 1, 2003. We have also restated our quarterly financial information for the first three quarters of fiscal 2004 and for all quarters of fiscal 2003. This restatement also affected periods prior to the 11-month transition period ended February 1, 2003. The cumulative impact of this restatement through February 2, 2002 has been reflected as an adjustment to retained earnings of $1.3 million at February 2, 2002. Please refer to "Note 2. Significant Accounting Policies, Restatement of Prior Financial Information" and to "Note 19. Quarterly Results of Operations (unaudited)" in the Notes to the Consolidated Financial Statements for further information.

        We did not amend our previously filed Annual Reports on Form 10-K or quarterly reports on Form 10-Q for the restatement, and the financial statements and related information contained in such reports should no longer be relied upon. All amounts referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations for prior period comparisons reflect the balances and amounts on a restated basis.

Coldwater Creek Profile

        Coldwater Creek is a multi-channel, specialty retailer of women's apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 35 and 60, with median household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our rapidly expanding base of retail stores.

        Several years ago we began our evolution from a direct marketer to a multi-channel specialty retailer. Along the way we have tested various scaleable retail store models, strengthened our retail management team, refined our merchandise assortment and integrated our retail and direct merchandise planning and inventory management functions. We intend to continue to build our infrastructure in the coming years to support the planned growth of our retail business.

        Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During fiscal 2004, we mailed 107.6 million catalogs. We use our full-scale e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. We currently have a database of approximately 2.4 million e-mail addresses to which we regularly send customized e-mails.

        We expect our retail business, which represented 50.2% of our total net sales in fiscal 2004, to be the key driver of our growth strategy. As of January 29, 2005, we operated 114 full-line retail stores, 48 of which were opened in fiscal 2004, as well as two resort stores and 19 merchandise clearance outlet stores in 102 markets. We currently plan to open a total of approximately 60 new stores in fiscal 2005, including four stores we opened in the fiscal 2005 first quarter. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the stores we plan to open in fiscal 2005. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

Retail Segment Operations

        Our retail segment includes our retail and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $296.2 million in net sales, or 50.2% of total net sales in fiscal 2004.

  Full-Line Stores

        We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. At January 29, 2005, we operated 114 stores and plan to open a total of approximately 60 new stores in fiscal 2005, including four stores we opened in the fiscal 2005 first quarter. We believe we will be able to complete our 2005 expansion plans with available working capital.

        After 2005 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess our store rollout plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

        Over the past several years we have tested various retail store models and we continue to do so. Prior to fiscal 2005 we had two store models. Our core store model, which we introduced at the beginning of fiscal 2002, was 5,000 to 6,000 square feet and, in the beginning of fiscal 2003, we introduced a smaller store format of approximately 3,000 to 4,000 square feet. In fiscal 2004, our 66 stores that had been open at least 13 months averaged approximately 6,400 square feet in size and $487 per square foot in net sales. Most of these stores have been open for one to two years.

        We have now identified our appropriate store size to be in the range of 4,000 to 6,000 square feet. Therefore, in fiscal 2005, our core store model will average 5,000 square feet and we expect that it will contribute net sales per square foot of approximately $500 in the third year of operations.

  Outlet Stores and Resort Stores

        We operated 19 outlet stores at January 29, 2005 where we sell excess inventory. We plan to open three outlet stores in fiscal 2005 including one outlet store opened in the fiscal 2005 first quarter. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Direct Segment Operations

        Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $294.1 million in net sales, or approximately 49.8% of our total net sales, in fiscal 2004. As we continue to roll out our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

  Our Catalogs

        During fiscal 2004, our catalog business generated $131.9 million in net sales, or 22.3% of total net sales. Historically, we used three catalogs, Northcountry, Spirit and Elements, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. In January 2004, we combined our two smaller catalogs, Spirit and Elements, and re-introduced the combined catalog under the Spirit title. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

        Since 2000, in an effort to increase the productivity of our direct business and reduce costs, we have reduced our catalog circulation and have been actively promoting the migration of our customers from our catalogs to our more cost-efficient e-commerce website. We have also focused on decreasing our number of prospect mailings because they have increasingly produced lower response rates and contributed fewer sales than catalog mailings to our existing customers. In fiscal 2004, we mailed 107.6 million catalogs, down 41.4% from our peak mailings of 183.6 million catalogs in 2000.

        During fiscal 2005, our print media advertising strategy will further emphasize the use of retail mailers as a key vehicle for driving retail store traffic. While circulation for our traditional catalogs is planned to decrease slightly, growth in our retail store base is expected to provide additional opportunities for circulating retail mailers in a larger number of store markets, compared with fiscal 2004. Consequently, we anticipate that the combined number of pages circulated through our traditional catalogs and retail mailers in fiscal 2005 will show a slight increase over the prior year. Additionally, we plan to increase the number of pages dedicated to national magazine advertising to further promote brand awareness and drive customer traffic in all channels.

E-commerce Website

        Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

        In fiscal 2003, online net sales were $162.2 million and represented 27.5% of total net sales. As of January 29, 2005, we had approximately 2.4 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Results of Operations

        The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Fiscal Year Ended
	Jan. 29, 2005 (52 weeks)	Jan. 31, 2004 (52 weeks)	Feb. 1, 2003 (48 weeks)
		(restated)	(restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.6	61.0	60.2

Gross profit	43.4	39.0	39.8
Selling, general and administrative expenses	35.3	35.1	36.6

Income from operations	8.1	3.9	3.2
Interest, net, and other	0.1	0.0	0.0

Income before provision for income taxes	8.2	3.9	3.2
Income tax provision	3.3	1.5	1.3

Net income	4.9%	2.4%	1.9%

Comparison of the Twelve-Month Period Ended January 29, 2005 with the Twelve-Month Period Ended January 31, 2004

Consolidated Results of Operations

        Net Sales.    Our consolidated net sales for fiscal 2004 were $590.3 million, an increase of $71.5 million, or 13.8%, compared with consolidated net sales of $518.8 million during fiscal 2003. This increase is primarily due to incremental net sales of $97.6 million contributed by our full-line retail stores and, to a lesser extent, to increases of $13.9 million, or 12.7%, in full-price Internet net sales and $4.0 million, or 15.6%, in outlet store net sales. These positive impacts were partially offset by decreases of $39.4 million, or 24.1%, in full-price catalog net sales and $4.7 million, or 37.0%, in clearance catalog net sales. Also negatively impacting net sales was an increase of approximately 0.8 percentage points in direct segment sales returns. Please refer to our discussions titled "Comparison of the Twelve-Month Period Ended January 29, 2005 with the Twelve-Month Period Ended January 31, 2004—Consolidated Results of Operations—Operating Segment Results" below for further details.

        Gross Profit Dollar and Rates.    Our consolidated gross profit dollars for fiscal 2004 were $255.9 million, an increase of $53.5 million, or 26.4%, compared with consolidated gross profit dollars for fiscal 2003 of $202.5 million. Our consolidated gross profit rate for fiscal 2004 increased to 43.4% from 39.0% for fiscal 2003.

        The increase in our consolidated gross profit dollars was primarily due to the increase in consolidated net sales. Also contributing to the increase in gross profit dollars were the factors discussed below that impacted our consolidated gross profit rate.

        Our consolidated gross profit rate increased primarily due to an aggregate improvement in merchandise margins of 4.8 percentage points on sales in all channels in fiscal 2004. Merchandise margins on full-price direct segment sales improved approximately 3.7 percentage points in fiscal 2004. Merchandise margins on full-price retail sales increased 3.4 percentage points in fiscal 2004. The merchandise margins on our clearance sales improved by 5.5 percentage points in fiscal 2004. Our merchandise margins in all channels improved primarily due to our lower merchandise prices resulting from higher purchase volumes relative to the prior year due to both our retail expansion and, to a lesser extent, to the concentration of our merchandise purchases with fewer, larger vendors. During fiscal 2004, we sourced approximately 72% of our apparel from our top 20 vendors compared with 52% in fiscal 2003.

        Also positively impacting our gross profit dollars and rate was an improvement in the leveraging of our full-line retail store occupancy costs and an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Our full-line retail store occupancy costs as a percentage of our full-line retail store net sales improved 2.1 percentage points primarily due to improved full-price retail store net sales. Additionally, our gross profit rate was positively impacted by an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Our full-price sales comprised approximately 87% of our total net sales in fiscal 2004 and approximately 85% of our total net sales in fiscal 2003.

        Our consolidated cost of sales includes $5.0 million of vendor rebates in fiscal 2004 and includes $3.1 million in fiscal 2003. These rebates were credited to cost of sales as the related merchandise was sold.

        Selling, General and Administrative Expenses.    Our consolidated selling, general and administrative expenses for fiscal 2004 were $208.2 million, an increase of $26.0 million, or 14.2%, compared with $182.2 million in fiscal 2003.

        Our consolidated selling, general and administrative expenses increased primarily due to personnel costs associated with our retail expansion. These personnel costs increased $21.3 million, or 46.8%, for fiscal 2004 from fiscal 2003. These personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. Also contributing to the increase in our selling, general and administrative expenses were increased employee incentive compensation and increased retail specific and brand advertising. In fiscal 2003, our earnings fell short of targets and resulted in incentive compensation, which is based on corporate performance, of $1.6 million. In fiscal 2004, our earnings performance exceeded targets and resulted in incentive compensation of $8.4 million. Our retail advertising increased $2.1 million, or 51.1%, in fiscal 2004 from fiscal 2003 and our brand advertising increased $1.7 million, or 100.1% in fiscal 2004 from fiscal 2003 as we increased our national magazine advertising.

        These negative impacts were partially offset primarily by decreased catalog cost amortization, increased customer list rental income (net of expense) and decreased internet-specific advertising. Our catalog cost amortization decreased $5.2 million, or 7.8%, in fiscal 2004 from fiscal 2003 primarily due to a decrease in catalogs mailed of 8.6% over the same periods. Our customer list rental income (net of expense) increased $1.7 million, or 143.5%, primarily due to our decision to reduce catalog mailings to prospective customers. In fiscal 2004 approximately 17% of our total catalogs mailed were to prospective customers versus approximately 27% in fiscal 2003. Our internet-specific advertising decreased $1.2 million, or 38.4%, in fiscal 2004 from fiscal 2003. We were able to reduce our internet specific advertising due to the combined effects of an increase in our e-mail database of 7.8% coupled with an initiative we undertook in fiscal 2004 to increase the frequency of the e-mails we send to our customers.

        Additionally, the fiscal 2003 selling, general and administrative expenses included a (pre-tax) sales tax accrual of approximately $1.0 million for expected tax liabilities resulting from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. Please refer to "Note 18. Contingencies" in the Notes to the Consolidated Financial Statements for further information.

        Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.    Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales increased slightly to 35.3% for fiscal 2004 from 35.1% for fiscal 2003.

        Our consolidated selling, general and administrative expenses were negatively impacted primarily by reduced leveraging of our incremental personnel costs associated with our retail expansion. As a percentage of total net sales, these costs increased 3.7 percentage points in fiscal 2004 from fiscal 2003. Also negatively impacting our consolidated selling, general and administrative expenses was increased employee incentive compensation. As a percentage of total net sales, employee incentive compensation expense increased 1.1 percentage points in fiscal 2004 from fiscal 2003.

        Partially offsetting these negative impacts was our strategic decision to mail more catalogs to our existing customers relative to the total catalogs mailed during fiscal 2004 compared with fiscal 2003. We generally realize better response rates to mailings to our existing customers than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings. In fiscal 2004 approximately 83% of our total catalogs mailed were to our existing customers versus approximately 73% in fiscal 2003.

        Other Operating Data.    Our mailing list consisted of 15.6 million names at both January 29, 2005 and January 31, 2004. Also, our proprietary e-mail address database consisted of 2.4 million names at January 29, 2005 compared with 2.2 million names at January 31, 2004.

        Income Tax Rate.    For fiscal 2004 our consolidated provision for income taxes was $19.4 million, an increase of $11.5 million, or 144.9%, compared with a consolidated provision for income taxes of $7.9 million for fiscal 2003. Our effective income tax rate for fiscal 2004 increased to 39.9% from 39.2% for fiscal 2003. The increase in our income tax expense was primarily the result of higher pre-tax income. The increase in our effective income tax rate was due to the nondeductibility for tax purposes of compensation amounts in excess of $1.0 million for certain executive officers.

Operating Segment Results

        Net Sales.    The following table summarizes our net sales by segment for the 12-month fiscal 2004 compared with the 12-month fiscal 2003:

	Twelve Months Ended
					Change
	January 29, 2005(1)	% of Total	January 31, 2004(1)	% of Total
					$	%
	(in thousands)
Retail	$296,227	50.2%	$194,624	37.5%	$101,603	52.2%

Catalog	131,858	22.3%	175,912	33.9%	(44,054)	(25.0)%
Internet	162,225	27.5%	148,308	28.6%	13,917	9.4%

Direct	294,083	49.8%	324,220	62.5%	(30,137)	(9.3)%

Total	$590,310	100.0%	$518,844	100.0%	$71,466	13.8%

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

        Our retail segment's net sales increased $101.6 million, or 52.2%, in fiscal 2004 from fiscal 2003. We primarily attribute this increase to net sales of approximately $62.0 million contributed by the 48 full-line retail stores that we opened during fiscal 2004 and, to a lesser extent, net sales of approximately $26.6 million contributed by full-line retail stores that were opened during only a portion of fiscal 2003, but were open during the entirety of fiscal 2004. Collectively, these two amounts total approximately $88.6 million and represent the net sales contribution of our retail expansion. Also contributing to our retail segment's net sales increase were increased outlet store net sales of $4.0 million, or 15.6%, primarily due to our opening of three outlet stores during fiscal 2004.

        Our direct segment's net sales decreased $30.1 million, or 9.3% in fiscal 2004 from fiscal 2003. We primarily attribute this decrease to our strategic decision to mail 10.2 million, or 8.6% fewer catalogs in fiscal 2004 than in fiscal 2003. Also negatively impacting our direct segment's net sales were fewer promotional campaigns in fiscal 2004 than in fiscal 2003 and increased direct segment sales returns on full-price sales.

        Our direct segment sales returns expressed as a percentage of gross sales increased by 0.8 percentage points in fiscal 2004 from fiscal 2003. We primarily attribute the increase in direct segment sales returns to an increase of 1.8 percentage points in the percentage of total net sales contributed by apparel sales in fiscal 2004 from fiscal 2003. Apparel sales typically have higher return rates than sales related to gift and accessory merchandise.

        Our catalog business' net sales, which are derived from orders taken from customers over the phone or through the mail, decreased $44.1 million, or 25.0%, in fiscal 2004 from fiscal 2003. These net sales exclude net sales that we believe were driven by our catalog mailings but purchased through other channels. We use our catalogs to drive sales in all our channels. Consequently, we attribute a portion of the 25% decrease in our catalog business' net sales primarily to our customers choosing to purchase merchandise through the channel they deem most convenient rather than solely because of lower catalog response rates. We believe our sales related to orders taken from customers over the phone and through the mail are down because customers are increasingly choosing to order via the internet or at our expanding base of full-line retail stores.

        Our internet business' net sales increased $13.9 million, or 9.4%, in fiscal 2004 from fiscal 2003. In fiscal 2004, we estimate that approximately 42% of our sales orders received over the internet were driven by our catalog mailings. This compares to approximately 44% in fiscal 2003. We believe this indicates that our internet business is becoming somewhat less dependent on our catalog mailings to drive sales growth. The growth in our internet business net sales was primarily driven by our successful e-mail campaigns whereby we increased the frequency of our targeted e-mail advertisements to our growing proprietary database of e-mail addresses.

        Operating Contribution.    The following table summarizes our operating contribution by segment for fiscal 2004 compared with fiscal 2003:

							Change
	January 29, 2005(1)			January 31, 2004(1)
		%			%		$	%
	(in thousands)
Retail	$51,604	17.4%	(2)	$22,446	11.5%	(2)	$29,158	129.9%
Direct	59,666	20.3%	(3)	49,069	15.1%	(3)	10,597	21.6%
Corporate and other	(63,486)	(10.8)%	(4)	(51,223)	(9.9)%	(4)	(12,263)	23.9%

Consolidated income from operations	$47,784	8.1%	(4)	$20,292	3.9%	(4)	$27,492	135.5%

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(4)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        Our retail segment operating contribution increased $29.2 million, or 129.9%, in fiscal 2004 from fiscal 2003. We primarily attribute these increases to the 48 retail stores opened since the end of fiscal 2003, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved leveraging of our retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 3.4 percentage points in fiscal 2004 from fiscal 2003. Merchandise margins on outlet store sales improved by 6.8 percentage points in fiscal 2004 from fiscal 2003. Additionally, we experienced an improvement of 2.1 percentage points in the leveraging of our full-line retail store occupancy costs during fiscal 2004 from fiscal 2003. Also contributing to the improvement was a 6.1% increase in our retail segment's average sales per transaction for fiscal 2004.

        Partially offsetting these positive impacts in fiscal 2004 was an increase in personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For fiscal 2004, personnel costs impacting our retail segment's operating contribution increased $17.7 million, or 53.4%.

        The increase in our direct segment operating contribution is primarily due to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of approximately 3.7 percentage points in fiscal 2004. Also positively impacting our direct segment operating contribution was our strategic decision to mail more catalogs to our existing customers relative to the total catalogs mailed during fiscal 2004 compared with fiscal 2003. We generally realize better response rates to mailings to our existing customers than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings. In fiscal 2004 approximately 83% of our total catalogs mailed were to our existing customers versus approximately 73% in fiscal 2003.

        The decrease in our corporate and other operating contribution for fiscal 2004 was primarily due to an increase in incentive compensation expense. In fiscal 2003, our earnings fell short of targets and resulted in incentive compensation, which is based on corporate performance, of $1.6 million. In fiscal 2004, our earnings performance exceeded targets and resulted in incentive compensation of $8.4 million. Also, negatively impacting our corporate and other operating contribution in fiscal 2004 was an increase in our administrative and technical support salaries associated with our retail expansion of $4.1 million, or 21.6%. Our corporate and other operating contribution for fiscal 2004 was also negatively impacted by an increase of $1.7 million, or 100.1%, in advertising expenses designed to promote the Coldwater Creek brand.

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

        The table below is provided to assist the reader in assessing differences in our overall fiscal 2003 and fiscal 2002 performance and sets forth our results of operations for the periods indicated below:

	11 Months Ended Feb. 1, 2003(1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended Feb. 1, 2003 (unaudited)	12 Months Ended Jan. 31, 2004(1)
	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Net sales	$473,172	$28,283	$501,455	$518,844
Cost of sales	284,751	17,960	302,711	316,355

Gross profit	188,421	10,323	198,744	202,489
Selling, general and administrative expenses	173,330	12,617	185,947	182,197

Income (loss) from operations	15,091	(2,294)	12,797	20,292
Interest, net, and other	170	18	188	(106)

Income (loss) before provision for income taxes	15,261	(2,276)	12,985	20,186
Income tax provision (benefit)	6,113	(878)	5,235	7,907

Net income (loss)	$9,148	$(1,398)	$7,750	$12,279

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

        Gross Profit Dollars.    Our consolidated gross profit dollars for the 12-month fiscal 2003 were $202.5 million, an increase of $14.1 million, or 7.5%, compared with consolidated gross profit dollars for the 11-month fiscal 2002 of $188.4 million. We attribute $10.3 million of the $14.1 million increase in consolidated gross profit to the fact that there was one more month in fiscal 2003 than in fiscal 2002.

        Our consolidated gross profit dollars for the 12-month fiscal 2003 increased $3.7 million, or 1.9%, compared with consolidated gross profit dollars of $198.7 million during the comparable 12-month period ended February 1, 2003. The increase in our consolidated gross profit dollars was primarily attributable to the increase in consolidated net sales.

        Gross Profit Rate.    Our consolidated gross profit rate for the 12-month fiscal 2003 decreased to 39.0% from 39.8% for the 11-month fiscal 2002 and from 39.6% for the comparable 12-month period ended February 1, 2003. This decrease was primarily due to a reduction in merchandise margins of 2.3 percentage points on full-price sales from our catalog and e-commerce businesses as we undertook promotional campaigns to reactivate customers and increase average units per order in our direct segment. Our gross profit rate was also negatively impacted by an increase in the percentage of total net sales contributed by clearance sales compared with full-price sales. Clearance sales comprised approximately 15% of our total net sales in fiscal 2003 and approximately 14% of our total net sales in the comparable 12-month period ended February 1, 2003. We have discontinued many of our promotional campaigns in our direct segment.

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

        Our consolidated cost of sales included $3.1 million of vendor rebates in the 12-month fiscal 2003 and included $2.0 million in both the 11-month fiscal 2002 and the comparable 12-month period ended February 1, 2003. These rebates were credited to cost of sales as the related merchandise was sold.

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

        These positive impacts were partially offset by increased personnel costs associated with our retail expansion and, to a lesser extent, an accrual of approximately $1.0 million (pre-tax) for expected sales tax liabilities. Personnel costs impacting our consolidated selling, general and administrative expenses associated with our retail expansion increased $12.6 million, or 37.1%, for the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. The personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. The majority of the $1.0 million (pre-tax) sales tax accrual resulted from an error in our Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as the GST. Canada allows refunds for GST paid by retailers, as it imposes a value-added tax that is collected from the consumer or user of the goods and services purchased. During the fiscal 2003 third quarter, we discovered we had included Canadian provincial sales tax in our GST refund claims. The provincial sales taxes we were including are not refundable. Since discovering this, we have properly filed our current GST refund claims.

        Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.    Our consolidated selling, general and administrative expenses expressed as a percentage of our consolidated net sales decreased to 35.1% for 12-month fiscal 2003 from 36.6% for the 11-month fiscal 2002 and from 37.1% for the comparable 12-month period ended February 1, 2003. This improvement was primarily due to our strategic decision to mail more catalogs to our existing customers relative to the total catalog mailings during fiscal 2003 compared with both the 11-month fiscal 2002 and the comparable 12-month period ended February 1, 2003. We generally realize better response rates to mailings to our existing customers than to our prospecting catalog mailings and have observed falling response rates to our prospecting catalog mailings. The percentage of mailings to our existing customers increased 7.8 percentage points in fiscal 2003 from the 11-month fiscal 2002. The percentage of mailings to our existing customers increased 7.0 percentage points in fiscal 2003 from the comparable 12-month period ended February 1, 2003.

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

        Income Tax Rate.    For fiscal 2003 our consolidated provision for income taxes was $7.9 million, an increase of $1.8 million, or 29.3%, compared with a consolidated provision for income taxes of $6.1 million for the 11-month fiscal 2002. Our effective income tax rate for fiscal 2003 decreased to 39.2% from 40.1% for the 11-month fiscal 2002. The increase in our income tax expense was primarily the result of higher pre-tax income. The decrease in our effective income tax rate was lower because we reversed an accrual for approximately $0.2 million related to certain income taxes that we determined would not ultimately be due.

Operating Segment Results

        Net Sales.    The table below is provided to assist the reader in assessing differences in our fiscal 2003 and 2002 net sales by business channel and sets forth our net sales by business channel for the periods indicated below:

	11 Months Ended Feb. 1, 2003(1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended Feb. 1, 2003 (unaudited)	12 Months Ended Jan. 31, 2004(1)
	(in thousands)
Retail	$128,177	$6,071	$134,248	$194,624

Catalog	200,157	11,988	212,145	175,912
Internet	144,838	10,224	155,062	148,308

Direct	344,995	22,212	367,207	324,220

Total	$473,172	$28,283	$501,455	$518,844

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our net sales by segment for the 12-month fiscal 2003 compared with the 11-month fiscal 2002:

					Change
	11 Months Ended Feb. 1, 2003(1)	% of Total	12 Months Ended Jan. 31, 2004(1)	% of Total
					$	%
	(in thousands)
Retail	$128,177	27.1%	$194,624	37.5%	$66,447	51.8%

Catalog	200,157	42.3%	175,912	33.9%	(24,245)	(12.1)%
Internet	144,838	30.6%	148,308	28.6%	3,470	2.4%

Direct	344,995	72.9%	324,220	62.5%	(20,775)	(6.0)%

Total	$473,172	100.0%	$518,844	100.0%	$45,672	9.7%

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our net sales by segment for the 12-month fiscal 2003 compared with the comparable 12-month period ended February 1, 2003:

	12 Months Ended Feb. 1, 2003 (unaudited)				Change
		% of Total	12 Months Ended Jan. 31, 2004(1)	% of Total
					$	%
	(in thousands)
Retail	$134,248	26.8%	$194,624	37.5%	$60,376	45.0%

Catalog	212,145	42.3%	175,912	33.9%	(36,233)	(17.1)%
Internet	155,062	30.9%	148,308	28.6%	(6,754)	(4.4)%

Direct	367,207	73.2%	324,220	62.5%	(42,987)	(11.7)%

Total	$501,455	100.0%	$518,844	100.0%	$17,389	3.5%

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

        Our retail segment's net sales increased $66.4 million, or 51.8%, in the 12-month fiscal 2003 from the 11-month fiscal 2002. We attribute $6.1 million of this increase to the fact there was one less month in fiscal 2002 than in fiscal 2003. Our retail segment's net sales increased $60.4 million, or 45.0%, in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We primarily attribute this increase to net sales of $33.3 million contributed by the 25 full-line retail stores that we opened during fiscal 2003 and, to a lesser extent, $14.6 million contributed by full-line retail stores that were opened during only a portion of the 12-month period ended February 1, 2003, but were open during the entirety of the 12-month fiscal 2003. Collectively, these two amounts total $47.9 million and represent the net sales contribution of our retail expansion.

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

        We believe that our catalog business did not decrease proportionally with the decrease in catalogs mailed due to a higher percentage of mailings to our existing customers. The percentage of mailings to our existing customers increased 7.0 percentage points in fiscal 2003 from the comparable 12-month period ended February 1, 2003. We believe that our e-commerce business' net sales were not as severely impacted by the decrease in catalog mailings primarily due to our continued efforts to reduce our e-commerce business' dependence on our catalogs as an advertising medium. For example, we continued to participate in a net sales commission-based "affiliate" website program in which numerous popular search engines and consumer and charitable websites provide access to our website.

        Operating Contribution.    The table below is provided to assist the reader in assessing differences in our fiscal 2003 and 2002 operating contribution by segment and sets forth our operating contribution by segment for the periods indicated below:

	11 Months Ended Feb. 1, 2003(1)	One Month Ended March 2, 2002 (unaudited)	12 Months Ended Feb. 1, 2003 (unaudited)	12 Months Ended Jan. 31, 2004(1)
	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Retail	$7,947	$(523)	$7,424	$22,446
Direct	52,134	2,165	54,299	49,069
Corporate and other	(44,990)	(3,936)	(48,926)	(51,223)

Consolidated income from operations	$15,091	$(2,294)	$12,797	$20,292

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our operating contribution by segment for the 12-month fiscal 2003 compared with the 11-month fiscal 2002:

							Change
	11 Months Ended Feb. 1, 2003(1)			12 Months Ended Jan. 31, 2004(1)
		%			%		$	%
	(restated)			(restated)
	(in thousands)
Retail	$7,947	6.2	%(2)	$22,446	11.5	%(2)	$14,499	182.4%
Direct	52,134	15.1	%(3)	49,069	15.1	%(3)	(3,065)	(5.9)%
Corporate and other	(44,990)	(9.5	)%(4)	(51,223)	(9.9	)%(4)	(6,233)	13.9%

Consolidated income from operations	$15,091	3.2	%(4)	$20,292	3.9	%(4)	$5,201	34.5%

        The following table summarizes our operating contribution by segment for the 12-month fiscal 2003 compared with the comparable 12-month period ended February 1, 2003:

	12 Months Ended Feb. 1, 2003 (unaudited)						Change
				12 Months Ended Jan. 31, 2004(1)
		%			%		$	%
	(restated)			(restated)
	(in thousands)
Retail	$7,424	5.5	%(2)	$22,446	11.5	%(2)	$15,022	202.3%
Direct	54,299	14.8	%(3)	49,069	15.1	%(3)	(5,230)	(9.6)%
Corporate and other	(48,926)	(9.8	)%(4)	(51,223)	(9.9	)%(4)	(2,297)	4.7%

Consolidated income from operations	$12,797	2.6	%(4)	$20,292	3.9	%(4)	$7,495	58.6%

(1)
This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)
Retail segment operating contribution expressed as a percentage of retail segment net sales.

(3)
Direct segment operating contribution expressed as a percentage of direct segment net sales.

(4)
Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

        Our retail segment's operating contribution increased $14.5 million, or 182.4%, in the 12-month fiscal 2003 from the 11-month fiscal 2002. Our retail segment's operating contribution increased $15.0 million, or 202.3%, in the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We primarily attribute this increase to the opening of new stores, to increased merchandise margins on our full-price retail sales and outlet store sales and, to a lesser extent, to improved leveraging of full-line retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 1.7 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. Merchandise margins on outlet store sales improved by 9.0 percentage points during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003. We experienced an improvement of 1.1 percentage points in the leveraging of our full-line retail store occupancy costs during the 12-month fiscal 2003 from the comparable 12-month period ended February 1, 2003.

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

Quarterly Results of Operations and Seasonal Influences

        As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate as a result of a number of factors, including the following:

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

        Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in our November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected. Due to our change in fiscal year end in fiscal 2002, the November and December holiday season falls into our fiscal fourth quarter. Previously, the November portion of the holiday season fell into our fiscal third quarter and the December portion of the holiday season fell into our fiscal fourth quarter. Although our fiscal 2004 second quarter was profitable, our second quarter has historically not been profitable and may again become unprofitable in the future.

Quarterly Financial Data

        The following tables contain selected unaudited quarterly consolidated financial data as a percentage of net sales for fiscal 2004, 2003, and the 11-month transition period ended February 1, 2003. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The aggregate of certain of the following quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

        The quarterly consolidated financial data below has been restated as described in "Note 2. Significant Accounting Policies, Restatement of Prior Financial Information" in the Notes to the Consolidated Financial Statements:

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)
	(in thousands, except for per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,460	53,403	67,909

Income from operations	8,778	5,319	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,540	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,339	$9,070	$11,401

Net income per share—basic	$0.10	$0.06	$0.15	$0.19

Net income per share—diluted	$0.09	$0.06	$0.15	$0.18

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except for per share data)
Net sales	$115,204	$96,654	$138,152	$168,834
Cost of sales	69,629	62,480	81,541	102,705

Gross profit	45,575	34,174	56,611	66,129
Selling, general and administrative expenses	42,110	36,767	47,992	55,328

Income (loss) from operations	3,465	(2,593)	8,619	10,801
Interest, net, and other	131	(247)	(15)	25

Income (loss) before income taxes	3,596	(2,840)	8,604	10,826
Income tax provision	1,424	(1,129)	3,199	4,413

Net income (loss)	$2,172	$(1,711)	$5,405	$6,413

Net income (loss) per share—basic	$0.04	$(0.03)	$0.10	$0.12

Net income (loss) per share—diluted	$0.04	$(0.03)	$0.10	$0.12

        The second and fourth quarter gross profit percentages generally have been negatively impacted by clearance activities. Furthermore, the improvement in our gross profit percentages in the fiscal 2004 periods over the fiscal 2003 periods reflects the improvements we have achieved in our merchandise margins. These improvements were primarily due to lower merchandise prices resulting from higher purchase volumes relative to the prior year due to both our retail expansion and, to a lesser extent, to the concentration of our merchandise purchases with fewer, larger vendors. During fiscal 2004, we sourced approximately 72% of our apparel from our top 20 vendors compared with 52% in fiscal 2003.

        We believe the improvements in selling, general and administrative expenses expressed as a percentage of consolidated net sales illustrate better leveraging of these expenses in the second half of our fiscal year at the same time that we incur certain significant incremental expenses. For example, in anticipation of traditionally increased holiday sales activity, we incur significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. We believe that we have been able to leverage our selling, general and administrative expenses in the second half of our fiscal year due to increased net sales. Additionally, our selling, general and administrative expenses expressed as a percentage of consolidated net sales has remained nearly the same in both the fiscal 2004 and fiscal 2003 periods. This trend reflects our ability to manage overhead expenses during our retail expansion.

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

        On January 27, 2005, we entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the "Agreement"). This credit facility replaced our previous $60.0 million credit facility with Wells Fargo Bank pursuant to the credit agreement dated March 5, 2003 between us and Wells Fargo Bank, National Association, and various other financial institutions. The Agreement increases the limit on our ability to issue letters of credit from $20.0 million to $40.0 million, removes a key financial covenant requiring us to maintain a certain fixed charge ratio, and removes certain common share ownership restrictions with respect to Dennis Pence, our Chairman and Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on our leverage ratio than under the prior agreement.

        The Agreement also amends the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) we are required to maintain. The Agreement continues to restrict our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. At January 29, 2005, we had $3.2 million in outstanding letters of credit under this Agreement and had not drawn down any amounts under the credit facility.

        Our operating activities generated $65.1 million, $46.6 million and $39.0 million of positive cash flow during fiscal 2004, 2003 and 2002, respectively. On a comparative year-to-year basis, the increase in fiscal 2004 primarily reflects the positive cash flow effects of increased net income, increased accounts payable and increased deferred rents related to our retail expansion. Partially offsetting these positive cash flow impacts were increased inventories, increased prepaid and deferred catalog costs and decreased deferred tax liabilities. Our inventories increased primarily due to our opening of 48 full-line retail stores during fiscal 2004. Our prepaid and deferred catalog costs increased due to the timing of our catalog mailings. On a comparative year-to-year basis, the increase in fiscal 2003 primarily reflects increased deferred rents related to our retail expansion and, to a lesser extent, increased net income and decreased inventories. Partially offsetting these positive cash flow impacts were decreased accounts payable and increased accounts receivable. Our accounts receivables increased by $3.4 million during fiscal 2003 primarily due to increased amounts due from landlords for tenant improvements in new stores. Please refer to "Note 2. Significant Accounting Policies, Deferred Rents" in the Notes to the Consolidated Financial Statements for further information regarding our accounting for deferred rents.

        Our investing activities consumed $46.7 million, $27.3 million and $18.5 million of cash during fiscal 2004, 2003 and 2002, respectively. Cash outlays in these periods were principally for capital expenditures.

        Our fiscal 2004, fiscal 2003 and fiscal 2002 capital expenditures principally reflect the cost of leasehold improvements for 48, 25 and 14 new retail stores, respectively, and, to a substantially lesser extent, furniture and fixtures for both new and existing retail stores and various technology hardware and software additions and upgrades. We also incurred costs associated with leasehold improvements for three new outlet stores in fiscal 2004 and six new outlet stores in each of fiscal 2003 and fiscal 2002.

        Our financing activities provided $47.1 million and $1.1 million of cash during fiscal 2004 and fiscal 2002, respectively and used $0.1 million of cash in fiscal 2003. Fiscal 2004 primarily reflects net proceeds of $42.6 million from our May 2004 public stock offering. Also contributing to our financing activities during fiscal 2004 were proceeds from the exercise of previously granted stock options to purchase approximately 1,155,000 shares of common stock at an average price of $3.85 per share. Fiscal 2003 primarily reflects $0.9 million in net proceeds from the exercise of previously granted options to purchase approximately 394,000 shares of common stock at an average exercise price of $2.33 per share, partially offset by $0.5 million of financing costs associated with our previous credit facility and $0.5 million in costs associated with our May 2004 stock offering. Fiscal 2002 primarily reflects $1.1 million in net proceeds from the exercise of previously granted options to purchase 463,000 shares of common stock at an average exercise price of $2.47 per share.

        On March 31, 2001, our Board of Directors authorized a stock repurchase program for up to 300,000 outstanding shares of our common stock. During fiscal 2001, we repurchased 209,100 shares of our common stock at an average market price of $22.55 per share. The 209,100 treasury shares were not impacted by the four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005, respectively. On July 25, 2003, we retired the 209,100 treasury shares. We currently do not anticipate any additional share repurchases.

        As a result of the foregoing, we had $116.5 million in consolidated working capital at January 29, 2005 compared with $51.6 million at January 31, 2004. Our consolidated current ratio was 2.4 at January 29, 2005 compared with 1.8 at January 31, 2004. We had no outstanding short-term or long-term bank debt at January 29, 2005 or January 31, 2004.

        On May 26, 2004, we completed a public offering of 5,040,000 shares of our common stock at a price to the public of $9.11 per share. The net proceeds to us were approximately $42.1 million after deducting underwriting discounts and commissions and our offering expenses. We currently intend to use the net proceeds from the offering to continue to expand our retail operations and for working capital and for other general corporate purposes. Please note that the common stock and price per share amounts discussed here have been adjusted to reflect the two stock dividends declared by the Board of Directors since May 26, 2004.

        At January 29, 2005, we operated 114 stores and we have since opened an additional four stores in the fiscal 2005 first quarter for a total of 118 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

        We currently estimate approximately $70.0 million in total capital expenditures for fiscal 2005, primarily for the 60 new full-line retail stores we currently plan to open, and, to a substantially lesser extent, the conversion of a portion of our Sandpoint Distribution Center into additional administrative office space and various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows, working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

        Over the past several years we have tested various retail store models and we continue to do so. Prior to fiscal 2005 we had two store models. Our core store model, which we introduced at the beginning of fiscal 2002, was 5,000 to 6,000 square feet and, in the beginning of fiscal 2003, we introduced a smaller store format of approximately 3,000 to 4,000 square feet. In fiscal 2004, our 66 stores that had been open at least 13 months averaged approximately 6,400 square feet in size and $487 per square foot in net sales. Most of these stores have been open for one to two years.

        We have now identified our appropriate store size to be in the range of 4,000 to 6,000 square feet. Therefore, in fiscal 2005, our core store model will average 5,000 square feet and we expect that it will contribute net sales per square foot of approximately $500 in the third year of operations.

        We believe that our cash flow from operations, available borrowing capacity under our bank credit facility and the net proceeds from the May 2004 stock offering will be sufficient to fund our current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

Future Outlook

        Due to competition from discount retailers that has put downward pressure on retail prices for women's apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue. Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The effect this quota expiration will have on global sourcing patterns is uncertain but is likely to continue the retail price deflation. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

        We expect our retail segment to be the key driver of our growth in the future. As our retail business grows, we will add additional overhead. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability. We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in our overall profitability by increasing the percentage of merchandise we purchase directly from overseas vendors. During fiscal 2005, we expect that we will be the importer of record of approximately 15% of our total merchandise purchases.

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

Revenue Recognition and Sales Return Estimate

        We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or website is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales, and establish and maintain a corresponding accrual, for expected sales returns based on our historical experience and our future expectations. Our ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time. The actual amount of sales returns we subsequently realize may fluctuate from our estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in our catalog or website, timeliness of delivery and competitive offerings. We continually track our subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to our previous estimates and adjust our sales return accrual and cost of sales accordingly.

  Inventories

        Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on our balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions, and corresponding inventory purchase commitments with vendors, months in advance of the time in which a particular merchandise item is intended to be included in our merchandise offerings. These decisions and commitments are based on, among other possible considerations, historical sales with identical or similar merchandise, our understanding of fashion trends and influences as well as our assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of our inventory exceeds its market value, and, if so, by what dollar amount. The carrying value of our inventory is reduced to its realizable value with a corresponding charge to our cost of sales.

  Catalog Costs

        We accumulate all direct costs incurred in the development, production and circulation of our direct mail catalogs on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into the marketing component of our selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Our initial estimation of the expected sales realization cycle for a particular catalog merchandise offering is based on, among other possible considerations, our historical sales and sell-through experience with identical or similar catalog merchandise offerings, our understanding of then-prevailing fashion trends and influences, our assessment of prevailing economic conditions and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare our findings to our previous estimate and adjust our amortization going forward.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt the provisions of SFAS No. 151, effective January 29, 2006 for our fiscal 2006 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," (SFAS 123R) a revision of FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective for periods beginning after June 15, 2005. Accordingly, we are required to adopt SFAS 123R in our third quarter of fiscal 2005. We are currently evaluating the provisions of SFAS 123R. The impact on net income on an annual basis is expected to be comparable to the amounts presented in "Note 2. Significant Accounting Policies, Accounting for Stock Based Compensation" in the Notes to the Consolidated Financial Statements. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of our stock and the number of stock options we grant. Please refer to "Note 2. Significant Accounting Policies, Accounting for Stock Based Compensation" in the Notes to the Consolidated Financial Statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards.

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

        The following tables summarize our minimum contractual commitments and commercial obligations as of January 29, 2005:

		Payments Due in Period
	Total	2005	2006 - 2007	2008 - 2009	After 2009
	(In thousands)
Contractual Obligations:
Operating leases(a)	$257,223	$28,787	$60,328	$57,485	$110,623
Inventory purchase orders	99,108	99,108	—	—	—

Total	$356,331	$127,895	$60,328	$57,485	$110,623

(a)
We lease our retail store space as well as other property and equipment under operating leases. The majority of our retail store leases require percentage rentals on sales above specified minimums. These operating lease obligations do not include contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options.

		Payments Due in Period
	Total	2005	2006 - 2007	2008 - 2009	After 2009
	(In thousands)
Commercial Commitments:
Letters of credit	$3,234	$3,234	$—	$—	$—

Total	$3,234	$3,234	$—	$—	$—

        Subsequent to January 29, 2005 we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

		Payments Due in Period
	Total	2005	2006 - 2007	2008 - 2009	After 2009
	(In thousands)
Contractual Obligations:
Operating leases	$11,827	$516	$2,234	$2,369	$6,708

Total	$11,827	$516	$2,234	$2,369	$6,708

Related Party Transactions

Deferred Compensation Program

        During fiscal 2002, 2003 and 2004 the Compensation Committee of our Board of Directors authorized compensation bonus pools for executive employees that, in aggregate, currently total $2.5 million and our Chief Executive Officer authorized compensation bonus pools for non-executive employees that, in aggregate, currently total $2.0 million. These bonus pools serve as additional incentives to retain certain key employees. We are accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount	Dates to be paid(1)
Executive employees:
Georgia Shonk-Simmons	$1,425	September 2005
Melvin Dick	225	April 2006
Dan Griesemer	300	September 2005
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	2,475

Sixteen non-executive employees	$1,970	Oct. 2005 - Dec. 2007

(1)
The amounts will be paid contingent upon the employee and our achieving the performance criteria specified in the agreements.

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

        Dennis Pence and Ann Pence personally participate in a jet timeshare program through two entities they own. Ann Pence, who was the Vice Chairman of our Board of Directors until August 2004, is a holder of more than five percent of our Common Stock and holds the title of Chairman Emeritus. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, we reimburse these entities for:

  •
  a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

  •
  a usage based pro rata portion of the actual monthly maintenance fees; and

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $0.6 million, $0.9 million and $0.7 million for fiscal 2004, 2003 and 2002, respectively.

        On June 14, 2003, our Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit charitable organization. Dennis Pence, our Chairman and Chief Executive Officer, is the founder and a Board member of the Morning Light Foundation, Inc.

        Ann Pence retired from her position as one of our Directors effective August 23, 2004. In connection with her retirement and in recognition of her contributions as our co-founder, she was given the honorary title of Chairman Emeritus, and we extended to her certain post-retirement benefits. During the fiscal 2004 third quarter, we accrued $200,000 related to these post-retirement benefits which represents the net present value of the expected future benefit costs.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended January 29, 2005, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (restated)
Consolidated Statements of Operations for the 12 months ended January 29, 2005, January 31, 2004 (restated) and the 11 months ended February 1, 2003 (restated)
Consolidated Statements of Stockholders' Equity for the 12 months ended January 29, 2005, January 31, 2004 (restated) and the 11 months ended February 1, 2003 (restated)
Consolidated Statements of Cash Flows for the 12 months ended January 29, 2005, January 31, 2004 (restated) and the 11 months ended February 1, 2003 (restated)
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Coldwater Creek Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, due to the effect of a material weakness associated with the selection, monitoring and review of lease accounting policies and procedures, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coldwater Creek Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in internal control over financial reporting has been identified and included in management's assessment as of January 29, 2005: The Company did not maintain adequate polices and procedures relative to the selection, monitoring and review of lease accounting practices to ensure the related leasing transactions were accounted for in accordance with generally accepted accounting principles. As a result of this deficiency, annual rent expense in prior periods had been understated. On March 9, 2005, the Company announced that it would restate certain of its previously issued financial statements to reflect the correction of errors in the Company's lease accounting.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 and the eleven-month transition period ended February 1, 2003. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended January 29, 2005, and this report does not affect our report dated April 12, 2005, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that Coldwater Creek Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Coldwater Creek Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Boise, Idaho
April 12, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

        We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 and the eleven-month transition period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 and the eleven-month transition period ended February 1, 2003, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, the Company restated its fiscal 2003 and fiscal 2002 consolidated financial statements in order to correct an error in accounting for rent expense.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coldwater Creek Inc.'s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Boise, Idaho
April 12, 2005

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	January 29, 2005	January 31, 2004
		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,204	$45,754
Receivables	12,708	10,459
Inventories	63,752	52,701
Prepaid and other	6,628	5,797
Prepaid and deferred catalog costs	6,905	4,219
Deferred income taxes	1,079	—

Total current assets	202,276	118,930
Property and equipment, net	120,689	92,232
Deferred income taxes	1,233	—
Other	388	497

Total assets	$324,586	$211,659

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,406	$38,854
Accrued liabilities	31,646	24,228
Income taxes payable	4,736	4,089
Deferred income taxes	—	115

Total current liabilities	85,788	67,286
Deferred rents	40,319	23,498
Deferred income taxes	—	2,690
Other	200	—

Total liabilities	126,307	93,474

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 and 60,000,000 shares authorized, 60,652,538 and 54,373,953 shares issued, respectively	607	544
Additional paid-in capital	98,861	47,927
Retained earnings	98,811	69,714

Total stockholders' equity	198,279	118,185

Total liabilities and stockholders' equity	$324,586	$211,659

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	12-Months Ended
			11-Months Ended February 1, 2003
	January 29, 2005	January 31, 2004
		(restated)	(restated)
Net sales	$590,310	$518,844	$473,172
Cost of sales	334,368	316,355	284,751

Gross profit	255,942	202,489	188,421
Selling, general and administrative expenses	208,158	182,197	173,330

Income from operations	47,784	20,292	15,091
Interest, net, and other	710	(106)	170

Income before provision for income taxes	48,494	20,186	15,261
Provision for income taxes	19,364	7,907	6,113

Net income	$29,130	$12,279	$9,148

Net income per share—Basic	$0.50	$0.23	$0.17

Weighted average shares outstanding—Basic	58,461	54,167	53,771
Net income per share—Diluted	$0.48	$0.22	$0.17

Weighted average shares outstanding—Diluted	60,495	54,916	54,221

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Treasury Shares	Retained Earnings
	Shares	Par Value				Total
Balance at March 2, 2002 (as previously reported)	53,665	$537	$49,609	$(4,715)	$49,497	$94,928

Cumulative impact on prior periods of restatement	—	—	—	—	(1,205)	(1,205)

Balance at March 2, 2002 (as restated)	53,665	$537	$49,609	$(4,715)	$48,292	$93,723

Net income	—	—	—	—	9,148	9,148
Net proceeds from exercises of stock options	463	1	1,142	—	—	1,143
Stock dividend	—	3	—	—	(3)	—
Tax benefit from exercises of stock options	—	—	307	—	—	307
Contributed services	—	—	228	—	—	228

Balance at February 1, 2003 (restated)	54,128	$541	$51,286	$(4,715)	$57,437	$104,549

Net income	—	—	—	—	12,279	12,279
Net proceeds from exercises of stock options	396	2	920	—	—	922
Stock dividend	—	2	—	—	(2)	—
Tax benefit from exercises of stock options	—	—	293	—	—	293
Retirement of treasury shares	(209)	(2)	(4,713)	4,715	—	—
Issuance of shares under the employee stock purchase plan	59	1	141	—	—	142

Balance at January 31, 2004 (restated)	54,374	$544	$47,927	$—	$69,714	$118,185

Net income	—	—	—	—	29,130	29,130
Net proceeds from stock offering	5,040	22	42,084	—	—	42,106
Net proceeds from exercises of stock options	1,155	8	4,440	—	—	4,448
Stock Dividend	—	33	—	—	(33)	—
Tax benefit from exercises of stock options	—	—	3,916	—	—	3,916
Issuance of shares under the employee stock purchase plan	84	—	494	—	—	494

Balance at January 29, 2005	60,653	$607	$98,861	$—	$98,811	$198,279

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	12-Months Ended
			11-Months Ended February 1, 2003
	January 29, 2005	January 31, 2004
		(restated)	(restated)
OPERATING ACTIVITIES:
Net income	$29,130	$12,279	$9,148
Non cash items:
Depreciation and amortization	19,524	16,941	13,953
Loss on asset disposition	138	55	801
Deferred rent amortization	(2,070)	(1,010)	14
Contributed services	—	—	228
Deferred income taxes	(5,117)	4,016	(1,965)
Tax benefit from exercises of stock options	3,916	293	307
Other	200	—	—
Net change in current assets and liabilities:
Receivables	(2,249)	(3,371)	(411)
Inventories	(11,051)	6,985	3,674
Prepaid and other	(1,672)	(603)	2,502
Prepaid and deferred catalog costs	(2,686)	2,914	637
Accounts payable	10,552	(5,745)	(1,915)
Accrued liabilities	4,870	2,424	3,765
Income taxes payable	647	439	3,650
Deferred rents	20,945	10,959	4,634

Net cash provided by operating activities	65,077	46,576	39,022

INVESTING ACTIVITIES:
Purchase of property and equipment	(46,890)	(27,539)	(18,734)
Repayments from loans to executives	191	200	263

Net cash used in investing activities	(46,699)	(27,339)	(18,471)

FINANCING ACTIVITIES:
Net proceeds from stock offering	42,624	(518)	—
Net proceeds from exercises of stock options	4,448	922	1,143
Other financing costs	—	(517)	(53)

Net cash provided by (used in) financing activities	47,072	(113)	1,090

Net increase in cash and cash equivalents	65,450	19,124	21,641
Cash and cash equivalents, beginning	45,754	26,630	4,989

Cash and cash equivalents, ending	$111,204	$45,754	$26,630

NON-CASH FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	$494	$142	$—
Retirement of treasury shares	—	4,715	—
SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest and fees	$244	$122	$3
Cash paid for income taxes	19,281	4,242	1,113

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Organizational Structure

        Coldwater Creek Inc., together with its wholly-owned subsidiaries (the "Company"), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-sales channel specialty retailer of women's apparel, accessories, jewelry and gift items. The Company operates in two reportable operating segments: Retail and Direct. The Company's Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company's Direct Segment consists of its catalog and Internet-based e-commerce businesses.

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

Fiscal Periods

        References to a fiscal year refer to the calendar year in which such fiscal year commences. Historically, the Company's fiscal year ended on the Saturday nearest February 28th. However, on December 16, 2002, the Company's Board of Directors approved a change in the Company's fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective in 2003. As a result of this change in the Company's fiscal year end, the fiscal 2002 period presented in this report is an 11-month transition period beginning March 3, 2002 and ending February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies. The Company's most recently completed fiscal year ended January 29, 2005 ("fiscal 2004") and the fiscal year ended January 31, 2004 ("fiscal 2003") consisted of 52 weeks, whereas the fiscal year ended February 1, 2003 ("fiscal 2002") consisted of 48 weeks, due to the change in the Company's fiscal year end.

        The Company's floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The Company's fiscal year beginning in 2006 will be a fifty-three week fiscal year.

Comprehensive Income

        SFAS No. 130, "Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no items requiring separate disclosure in accordance with this statement.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in the Company's sales returns accrual and its inventory obsolescence calculation. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary from its estimates and assumptions.

Reclassifications

        Certain amounts in the consolidated financial statements for the prior fiscal years have been reclassified to be consistent with the current fiscal year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or cash flows for the periods presented.

        Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company's Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005.

Restatement of Prior Financial Information

        During the fiscal 2005 first quarter the Company undertook a review of its accounting treatment of its retail store leases. Based on this review and consultation with its independent registered public accounting firm, the Company decided to restate its consolidated financial statements for certain prior periods in order to correct an error relating to its recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Previously, the Company followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date (as set forth in the lease), which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expensed rent. The Company will now record rent expense when it takes possession of a store, which occurs before the commencement of the lease term and approximately 60 to 90 days prior to the opening of a store.

        The Company restated its consolidated balance sheet at January 31, 2004, and its consolidated statements of operations, cash flows and changes in stockholders' equity for the fiscal years ended January 31, 2004 and February 1, 2003. The Company also restated its quarterly financial information for the first three quarters of fiscal 2004 and for all quarters of fiscal 2003 as disclosed in Note 20 "Quarterly Results of Operations (unaudited)". This restatement also affected periods prior to fiscal 2002. The cumulative impact of this restatement through February 2, 2002 has been reflected as an adjustment to retained earnings of $1.3 million.

        As a result of this restatement the Company's financial results have been adjusted as follows (in thousands, except for per share data):

	January 31, 2004	Adjustments	January 31, 2004
	(as previously reported)		(as restated)
Receivables	$9,457	$1,002	$10,459
Current deferred income tax liabilities	—	115	115
Deferred rents	19,826	3,672	23,498
Non-current deferred income tax liabilities	3,844	(1,154)	2,690
Retained earnings	$71,344	$(1,630)	$69,714

	Twelve Months Ended
	January 31, 2004	Adjustments	January 31, 2004
	(as previously reported)		(as restated)
Net sales	$518,844	$—	$518,844
Cost of sales	316,026	329	316,355

Gross profit	202,818	(329)	202,489
Selling, general and administrative expenses	182,197	—	182,197

Income from operations	20,621	(329)	20,292
Interest, net, and other	(106)	—	(106)

Income before provision for income taxes	20,515	(329)	20,186
Provision for income taxes	8,037	(130)	7,907

Net income	$12,478	$(199)	$12,279

Net income per share—Basic	$0.23		$0.23
Net income per share—Diluted	$0.23		$0.22
	Eleven Months Ended
	February 1, 2003	Adjustments	February 1, 2003
	(as previously reported)		(as restated)
Net sales	$473,172	$—	$473,172
Cost of sales	284,406	345	284,751

Gross profit	188,766	(345)	188,421
Selling, general and administrative expenses	173,330	—	173,330

Income from operations	15,436	(345)	15,091
Interest, net, and other	170	—	170

Income before provision for income taxes	15,606	(345)	15,261
Provision for income taxes	6,249	(136)	6,113

Net income	$9,357	$(209)	$9,148

Net income per share—Basic	$0.17		$0.17
Net income per share—Diluted	$0.17		$0.17

Revenue Recognition and Sales Return Estimate

        The Company recognizes sales including shipping and handling income and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. The Company's policy regarding gift certificates and gift cards is to record revenue as the gift certificates and gift cards are redeemed for merchandise. Prior to their redemption, amounts under the gift certificates and gift cards are recorded as a liability.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase.

Trade Accounts Receivable

        The Company's trade accounts receivable are associated primarily with credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest and are generally converted to cash in two to three days.

Inventories

        Inventories primarily consist of merchandise purchased for resale. Inventory in the Company's distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company's full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

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

Deferred Rents

        Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store, which occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations the recorded rent expense will exceed the actual cash payments made and the difference between the two amounts is recorded as a deferred credit under the caption "deferred rents" on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made and the difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $7.1 million and $5.1 million at January 29, 2005 and January 31, 2004, respectively. See "Restatement of Prior Financial Information" above for further detials.

        Additionally, certain of the Company's operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as "tenant allowances". The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption "deferred rents" on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period over which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $38.0 million and $21.0 million at January 29, 2005 and January 31, 2004, respectively.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cost of Sales and Selling, General and Administrative Expenses

        The Company's consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs.

        The Company's consolidated selling, general and administrative expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred catalog costs, and general and administrative expenses. The Company's consolidated selling, general and administrative expenses include direct response advertising costs of $64.5 million, $67.9 million and $76.6 million for fiscal 2004, 2003 and 2002, respectively. The Company's consolidated selling, general and administrative expenses include non-direct response advertising costs of $8.4 million, $7.6 million and $5.8 million for fiscal 2004, 2003 and 2002, respectively, which were expensed as incurred. The Company considers commission expenses associated with its participation in a web based affiliate program to be advertising expenses.

Store Pre-Opening Costs

        The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $2.4 million, $1.1 million and $1.3 million during fiscal 2004, 2003 and 2002, respectively.

List rental income (expense)

        Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
List rental income	$3,671	$2,758	$2,323
List rental (expense)	(720)	(1,546)	(3,319)

Net list rental income (expense)	$2,951	$1,212	$(996)

Interest, net, and other

        Interest, net, and other consists of the following:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Interest (expense), including financing fees	$(849)	$(336)	$(3)
Interest income	1,345	185	153
Other income	688	416	306
Other (expense)	(474)	(371)	(286)

Interest, net, and other	$710	$(106)	$170

Net Income Per Share

        Basic earnings per share ("EPS") is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company's common stock (the "Common Stock") outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to common stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

        On December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005, the Company's Board of Directors declared four 50% stock dividends having the cumulative effect of a 5.063-for-1 stock split on its issued Common Stock,. The Common Stock outstanding, retained earnings and net income per share amounts reported for all periods presented reflect these four stock dividends.

Accounting for Stock Based Compensation

        As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

        In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supercedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The

Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. See "Recently Adopted Accounting Standards" below for further details.

        The following table presents a reconciliation of the Company's actual net income to its pro forma net income had compensation expense for the Company's 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands, except for per share data):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
Net Income:
As reported	$29,130	$12,279	$9,148
Impact of applying SFAS 123	(769)	(742)	(825)

Pro forma	$28,361	$11,537	$8,323

Net income per share:
As reported—Basic	$0.50	$0.23	$0.17
Pro forma—Basic	$0.49	$0.21	$0.15
As reported—Diluted	$0.48	$0.22	$0.17
Pro forma—Diluted	$0.47	$0.21	$0.15

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

        In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Risk free interest rate	2.8%	2.5%	3.7%
Expected volatility	71.7%	78.8%	86.8%
Expected life (in years)	4	4	4
Expected dividends	None	None	None

Fair Value of Financial Instruments

        The Company's financial instruments primarily consist of cash and cash equivalents, receivables and payables for which the carrying amounts materially approximate their fair values.

Accounting for Rebates Given by Vendors

        The Company accounts for rebates received from its merchandise vendors as an adjustment to the prices of the vendor's products. This adjustment is characterized as a reduction of the carrying amount of the Company's inventory and, when sold, as cost of sales. The Company's consolidated cost of sales includes rebates from merchandise vendors of $5.0 million, $3.1 million and $2.0 million in fiscal 2004, 2003 and 2002, respectively.

Accounting for Revenue Arrangements with Multiple Deliverables

        The Company periodically offers its customers coupons that entitle them to receive a specified dollar amount off future purchases. The customers are required to meet certain purchasing criteria in order to receive the coupons. The Company accounts for this arrangement by deferring a proportional amount of revenue to the period that the coupon is expected to be redeemed. The Company had balances in deferred revenue related to coupon arrangements of $0.0 million, $0.4 million and $1.0 million at January 29, 2005, January 31 2004, and February 1, 2003, respectively.

Recently Adopted Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151, effective January 29, 2006 for its fiscal 2006 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," ("SFAS 123R") which revises FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Accounting for Stock Based Compensation" above for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for periods beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its third quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on an annual basis is expected to be comparable to the amounts presented above under the caption "Accounting for Stock Based Compensation". However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company's stock and the number of stock options the Company grants.

3.     Fiscal Year Change

        On December 16, 2002, the Company's Board of Directors approved a change in the Company's fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective February 1, 2003. The Company made this decision to align its reporting schedule with the majority of other national retail companies.

4.     Receivables

        Receivables consist of the following:

	January 29, 2005	January 31, 2004
		(restated)
	(in thousands)
Trade	$5,078	$3,305
Tenant improvement	5,973	4,731
Customer list rental	1,143	1,037
Income tax refund	—	767
Other	514	619

	$12,708	$10,459

        The Company evaluates the credit risk associated with its receivables to determine if a reserve is necessary. At January 29, 2005 and January 31, 2004 no reserve was deemed necessary.

5.     Property and Equipment, net

        Property and equipment, net, consists of the following:

	January 29, 2005	January 31, 2004
	(in thousands)
Land	$152	$152
Building and land improvements	18,505	16,785
Leasehold improvements	80,910	62,124
Furniture and fixtures	36,625	22,018
Technology hardware and software	56,205	49,604
Machinery and equipment	10,787	9,129
Construction in progress	4,182	2,321

	207,366	162,133
Less: accumulated depreciation and amortization	(86,677)	(69,901)

	$120,689	$92,232

        Construction in progress is primarily leasehold improvement costs and furniture and fixtures related to unopened retail stores. The Company had construction costs incurred but not paid for which a liability was established of $1.8 million and $0.8 million at January 29, 2005 and January 31, 2004, respectively.

6.     Accrued Liabilities

        Accrued liabilities consist of the following:

	January 29, 2005	January 31, 2004
		(restated)
	(in thousands)
Accrued payroll, related taxes and benefits	$11,053	$5,755
Gift certificate/card liability	9,329	7,063
Current portion of deferred rents	4,705	2,651
Accrued sales returns	4,153	3,960
Accrued taxes	2,395	4,341
Other	11	458

	$31,646	$24,228

7.     Revolving Line of Credit

        On January 27, 2005, the Company entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the "Agreement"). This credit facility replaced the Company's previous $60.0 million credit facility pursuant to the credit agreement dated March 5, 2003 between the Company and Wells Fargo Bank, National Association, and various other financial institutions (the "Prior Agreement"). The Agreement increases the limit on the Company's ability to issue letters of credit from $20.0 million to $40.0 million, removes a key financial covenant requiring the Company to maintain a certain fixed charge ratio and removes certain common share ownership restrictions with respect to Dennis Pence, the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on the Company's leverage ratio than under the Prior Agreement. During the fiscal 2004 third quarter the Company expensed into its consolidated "interest, net, and other" approximately $0.3 million in prepaid financing costs associated with obtaining this new credit facility.

        The Agreement also amends the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) the Company is required to maintain. The Agreement continues to restrict the Company's ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, the Company may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. The Company incurred commitment fees of $244,000, $459,000 and $213,000 during fiscal 2004, 2003 and 2002, respectively.

        The Company had $3.2 million and $0.3 million in outstanding letters of credit at January 29, 2005 and January 31, 2004, respectively.

8.     Income Taxes

        The Company's income tax provision consists of the following:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
	(in thousands)
Current income tax provision:
Federal	$20,618	$3,284	$6,912
State	3,863	607	1,166
Deferred income tax provision (benefit):
Federal	(4,310)	3,385	(1,614)
State	(807)	631	(351)

	$19,364	$7,907	$6,113

        Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9%	3.8%	3.6%
Other, net	1.0%	0.4%	1.5%

	39.9%	39.2%	40.1%

        The Company received investment tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012, subject to annual limitations of 80% of the Company's West Virginia income tax liability, are recognized by the Company in the year in which they are used. The Company utilized $236,000, $147,000 and $129,000 of these investment tax credits to offset its West Virginia income tax liability during fiscal 2004, 2003 and 2002, respectively. The Idaho tax credits are limited to 50% of the current year's state income tax liability. The Company utilized $264,000, $146,000 and $119,000 of the Idaho tax credits to offset its Idaho state income tax liability during fiscal 2004, 2003 and 2002, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2005 and January 31, 2004 are presented below:

	January 29, 2005		January 31, 2004
	Current	Noncurrent	Current	Noncurrent
			(restated)
	(in thousands)
Deferred tax assets:
Inventories	$143	$—	$—	$—
Accrued sales returns	969	—	1,132	—
Accrued employee benefits	1,318	—	880	—
Tenant improvements	1,277	8,767	643	7,160
Deferred rents	—	2,758	—	2,004
Other	326	—	—	—

Total deferred tax assets	$4,033	$11,525	$2,655	$9,164

Deferred tax liabilities:
Inventory	—	—	(616)	—
Prepaid and deferred catalog costs	(2,954)	—	(1,645)	—
Tax basis depreciation	—	(10,292)	—	(11,854)
Other	—	—	(509)	—

Total deferred tax liabilities	$(2,954)	$(10,292)	$(2,770)	$(11,854)

Net deferred tax assets (liabilities)	$1,079	$1,233	$(115)	$(2,690)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

9.     Retirement of Treasury Shares

        On March 31, 2001, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase in the open market up to 300,000 outstanding shares of its common stock to be held in treasury. During fiscal 2001, the Company repurchased 209,100 common shares at an average market price of $22.55 per share. The 209,100 common shares repurchased were not impacted by the four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company's Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005. On July 25, 2003, the Company retired the 209,100 shares held in treasury. The Company currently does not anticipate any additional share repurchases.

10.   Stock Offering

        On May 26, 2004, the Company completed a public offering of 5,040,000 shares offered by the Company and 3,033,000 shares offered by selling stockholders, which includes the underwriters' over-allotment option exercised on May 25, 2004 to purchase 540,000 shares from Coldwater Creek and

513,000 shares from selling stockholders. A registration statement relating to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission. Please note that the share amounts discussed here have been adjusted to reflect the Company's two most recent stock dividends declared by the Board of Directors on June 12, 2004 and February 12, 2005. The Company's cash and stockholder's equity accounts were increased by $42.1 million as a result of the offering which is net of stock offering costs of $2.0 million.

11.   Net Income Per Share

        The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
Net income	$29,130	$12,279	$9,148

Shares used to determine net income per basic share(1)	58,461	54,167	53,771
Net effect of dilutive stock options(1)(2)	2,034	749	450

Shares used to determine net income per diluted share(1)	60,495	54,916	54,221
Net income per share:
Basic	$0.50	$0.23	$0.17
Diluted	$0.48	$0.22	$0.17

(1)
The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect four 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 19, 2002, August 4, 2003, June 12, 2004 and February 12, 2005.

(2)
The number of anti-dilutive stock options excluded from the above computations were 12,000, 1,406,000 and 2,287,000 for fiscal 2004, 2003 and 2002, respectively.

12.   1996 Stock Option/Stock Issuance Plan

        The Company's 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") was adopted by the Board of Directors and approved by a majority of stockholders on March 4, 1996. The total number of shares of Common Stock authorized for issuance under the 1996 Plan is 9,425,603 shares. The 1996 Plan will terminate on March 3, 2006, unless sooner terminated by the Board of Directors.

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

        Under the Discretionary Option Grant Program component of the 1996 Plan, employees have been granted options which remain outstanding at January 29, 2005 to purchase 2,399,649 shares of the Company's Common Stock. Under the Automatic Option Grant Program component of the 1996 Plan, present and former non-employee members of the Board of Directors have been granted options which remain outstanding at January 29, 2004 to purchase 512,742 shares of the Company's Common Stock. At January 29, 2005, 1,219,758 options remain available for future grant. Options granted under the Discretionary Option Grant Program to employees vest and become exercisable on a pro rata basis over either four or five years, as specified. The initial and subsequent annual allotments of options granted under the Automatic Option Grant Program to non-employee members of the Board of Directors are immediately exercisable and vest on a pro rata basis over three years and one year, respectively. The options expire ten years from date of issue under the Discretionary Option Grant Program, subject to earlier expiration for vested options not exercised following termination of employment, and have a maximum term of ten years under the Automatic Option Grant Program, subject to earlier expiration for vested options not exercised two years following the optionee's cessation of Board service.

        On March 25, 2005, the Board of Directors of the Company approved, subject to stockholder approval, an amendment and restatement of the 1996 Plan to increase the shares authorized for issuance under the 1996 Plan by 1,800,000 shares, extend the term of the 1996 Plan to March 25, 2015 and make certain other technical amendments to the 1996 Plan. The amended and restated 1996 Plan will be submitted to the stockholders for approval at the Company's 2005 Annual Stockholders, Meeting.

        A summary of the status of the Company's stock options as of January 29, 2005, January 31, 2004 and February 1, 2003 and the changes during the fiscal years then ended, is presented below:

	January 29, 2005
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	3,870,236	$2.27 - 8.20	$4.00
Granted	355,269	8.76 - 20.58	11.79
Exercised	(1,155,111)	2.27 - 8.20	3.85
Forfeited	(158,003)	3.41 - 18.19	6.76

Outstanding at end of period	2,912,391	$2.27 - 20.58	$4.84

Exercisable	1,825,833	$2.27 - 12.41	$4.58

	January 31, 2004
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	4,010,533	$1.30 - 8.20	$4.05
Granted	738,216	2.89 - 6.48	4.00
Exercised	(396,288)	1.30 - 4.98	2.33
Forfeited	(482,225)	2.88 - 8.20	5.67

Outstanding at end of period	3,870,236	$2.27 - 8.20	$4.00

Exercisable	2,504,342	$2.27 - 8.20	$3.99

	February 1, 2003
	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at beginning of period	4,711,221	$1.30 - 8.20	$3.92
Granted	227,813	3.00 - 4.82	4.52
Exercised	(463,178)	1.30 - 4.53	2.47
Forfeited	(465,323)	1.30 - 8.20	3.88

Outstanding at end of period	4,010,533	$1.30 - 8.20	$4.05

Exercisable	2,584,123	$1.30 - 8.20	$3.97

        The following table provides summarized information about stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$02.27 - $03.33	805,758	5.7	$2.79	468,433	$2.70
$03.34 - $06.66	1,711,239	6.1	4.44	1,183,395	4.44
$06.67 - $9.99	207,750	7.4	8.78	61,361	7.37
$10.00 - $13.33	150,144	9.4	12.25	112,644	12.41
$13.34 - $16.66	30,000	9.6	14.14	—	—
$16.67 - $20.58	7,500	9.9	20.58	—	—

13.   Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at the lesser of 85% of the fair market value on the first day of each six-month purchase interval or last day of each six-month purchase interval. The maximum number of shares that an employee may purchase on any one purchase date may not exceed 2,250 shares. The Company's employees purchased 84,000, 114,000 and 102,000 shares during fiscal 2004, 2003 and 2002, respectively. The average share price for these purchases was $5.90, $2.31 and $2.58, for fiscal 2004, 2003 and 2002, respectively. On March 25, 2005, the Company's Board of Directors resolved to terminate the ESPP effective March 31, 2005.

14.   Retirement Plan

        Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") under which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 250 hours of service who have been employed by the Company for at least 90 days are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees' overall contribution and may make a discretionary profit sharing contribution based on the overall profitability of the Company. The Company recognized contribution expense of $744,000, $635,000 and $701,000 for fiscal 2004, 2003 and 2002, respectively.

15.   Deferred Compensation Program

        During fiscal 2002, 2003 and 2004 the Compensation Committee of the Company's Board of Directors authorized compensation bonus pools for executive employees that, in aggregate, currently total $2.5 million and the Company's Chief Executive Officer authorized compensation bonus pools for non-executive employees that, in aggregate, currently total $2.0 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount	Dates to be paid(1)
Executive employees:
Georgia Shonk-Simmons	$1,425	September 2005
Melvin Dick	225	April 2006
Dan Griesemer	300	September 2005
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	2,475

Sixteen non-executive employees	$1,970	Oct. 2005 - Dec. 2007

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

        Dennis Pence and Ann Pence personally participate in a jet timeshare program through two entities they own. Ann Pence, who was the Vice Chairman of the Company's Board of Directors until

August 2004, is a holder of more than five percent of the Company's Common Stock and holds the title of Chairman Emeritus. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, the Company reimburses these entities for:

  •
  a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

  •
  a usage based pro rata portion of the actual monthly maintenance fees; and

  •
  actual hourly usage fees.

        Aggregate expense reimbursements totaled approximately $0.6 million, $0.9 million and $0.7 million for fiscal 2004, 2003 and 2002, respectively.

        On June 14, 2003, the Company's Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit chartible organization. Dennis Pence, the Company's Chairman and Chief Executive Officer, is the founder and a Board member of the Morning Light Foundation, Inc.

        Ann Pence retired from her position as a Director of the Company effective August 23, 2004. In connection with her retirement and in recognition of her contributions as co-founder of the Company, she was given the honorary title of Chairman Emeritus, and the Company extended to her certain post-retirement benefits. During the fiscal 2004 third quarter, the Company accrued $200,000 related to these post-retirement benefits. The $200,000 accrual represents the net present value of the expected future benefit costs.

17.   Commitments

        The Company leases its Distribution Center, Coeur d'Alene, Idaho Call Center, retail and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancelable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and include incremental contingent rental payments based on store sales above specified minimums.

        The Company incurred aggregate rent expense under its operating leases of $26.5 million, $20.8 million, $15.5 million including contingent rent expense of $106,000, $99,000 and $82,000 for fiscal 2004, 2003 and 2002, respectively.

        As of January 29, 2005 the Company's minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Fiscal 2005	$28,787
Fiscal 2006	30,137
Fiscal 2007	30,191
Fiscal 2008	29,263
Fiscal 2009	28,222
Thereafter	110,623

Total	$257,223

        Subsequent to January 29, 2005 the Company entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Fiscal 2005	$516
Fiscal 2006	1,077
Fiscal 2007	1,157
Fiscal 2008	1,179
Fiscal 2009	1,190
Thereafter	6,708

Total	$11,827

        In addition to the commitments presented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less then a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs three to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. Preliminary commitments with the Company's merchandise vendors typically are made five to seven months in advance of planned receipt date. The Company had inventory purchase commitments of approximately $99.1 million and $73.6 million at January 29, 2005 and January 31, 2004, respectively.

18.   Contingencies

        The Company and its subsidiaries are periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In addition, from time to time, the Company has received claims that its products and/or the manner in which it conducts its business infringes on the intellectual property rights of third parties. For example, a lawsuit was filed that claimed the Company infringed on various intellectual property patents relating to its e-commerce website. During the fiscal 2004 fourth quarter, the Company settled the lawsuit and obtained a 12-year license to use certain intellectual property patents for an immaterial amount. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect its consolidated financial position, results of operations or cash flows.

        During fiscal 2003 and fiscal 2004, the Company accrued a total of $1.4 million for expected tax liabilities resulting from an error in its Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. During fiscal 2004, the Canadian taxing authorities completed their review of the Company's GST returns. The Company's accrual of $1.4 million was sufficient to cover the Canadian taxing authority's final determination of the amount owed.

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

        The Company's executive management assesses the performance of each operating segment based on an "operating contribution" measure, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, data processing and human resources).

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

	Fiscal Years Ended
	(12-months)	(12-months)	(11-months)
	January 29, 2005	January 31, 2004	February 1, 2003
		(restated)	(restated)
Net sales(1):
Retail	$296,227	$194,624	$128,177
Direct(2)	294,083	324,220	344,995

Consolidated net sales	$590,310	$518,844	$473,172

Operating contribution:
Retail	$51,604	$22,446	$7,947
Direct	59,666	49,069	52,134

Total operating contribution	111,270	71,515	60,081
Corporate and other	(63,486)	(51,223)	(44,990)

Consolidated income from operations	$47,784	$20,292	$15,091

Depreciation and amortization:
Retail	$11,717	$8,312	$5,880
Direct	481	1,595	2,089
Corporate and other	7,327	7,034	5,984

Consolidated depreciation and amortization	$19,525	$16,941	$13,953

Total assets:
Retail	$130,498	$93,204	$74,158
Direct	39,743	29,139	43,144
Corporate and other assets	154,345	89,316	70,935

Consolidated total assets	$324,586	$211,659	$188,237

Capital expenditures:
Retail	$35,323	$22,974	$16,208
Direct	2,557	1,354	263
Corporate and other	9,010	3,211	2,263

Consolidated capital expenditures	$46,890	$27,539	$18,734

(1)
There have been no inter-segment sales during the reported fiscal years.

(2)
During the fourth quarter of fiscal 2001, management decided to eliminate the Company's stand-alone Home catalog. The Company ceased mailing Home catalogs at the end of the fiscal 2002 second quarter. Net sales for the Home catalog were $6.2 million for fiscal 2002.

        The Company's products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately 80% of the Company's consolidated net sales during fiscal 2004, 2003 and 2002, with sales of jewelry, accessories and gift items constituting the respective balances.

20.   Quarterly Results of Operations (unaudited)

        The following tables contain selected quarterly consolidated financial data for fiscal 2004 and fiscal 2003 that has been prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

        The quarterly consolidated financial data below has been restated as described in "Note 2. Significant Accounting Policies, Restatement of Prior Financial Information":

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)
	(in thousands, except for per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,460	53,403	67,909

Income from operations	8,778	5,319	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,540	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,339	$9,070	$11,401

Net income per share—basic	$0.10	$0.06	$0.15	$0.19

Net income per share—diluted	$0.09	$0.06	$0.15	$0.18

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except for per share data)
Net sales	$115,204	$96,654	$138,152	$168,834
Cost of sales	69,629	62,480	81,541	102,705

Gross profit	45,575	34,174	56,611	66,129
Selling, general and administrative expenses	42,110	36,767	47,992	55,328

Income (loss) from operations	3,465	(2,593)	8,619	10,801
Interest, net, and other	131	(247)	(15)	25

Income (loss) before income taxes	3,596	(2,840)	8,604	10,826
Income tax provision	1,424	(1,129)	3,199	4,413

Net income (loss)	$2,172	$(1,711)	$5,405	$6,413

Net income (loss) per share—Basic	$0.04	$(0.03)	$0.10	$0.12

Net income (loss) per share—Diluted	$0.04	$(0.03)	$0.10	$0.12

        Note: The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

        The following tables contain selected quarterly consolidated financial data for fiscal 2003 and the first three quarters of fiscal 2004 as previously reported in the Company's filed Quarterly Reports on Form 10-Q (in thousands, except for per share data):

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter
	(as previously reported)	(as previously reported)	(as previously reported)
	(in thousands, except for per share data)
Net sales	$124,460	$111,215	$150,504
Cost of sales	70,076	64,324	81,365

Gross profit	54,384	46,891	69,139
Selling, general and administrative expenses	45,384	41,460	53,403

Income from operations	9,000	5,431	15,736
Interest, net, and other	31	221	(168)

Income before income taxes	9,031	5,652	15,568
Income tax provision	3,576	2,246	6,149

Net income	$5,455	$3,406	$9,419

Net income per share—Basic	$0.10	$0.06	$0.16

Net income per share—Diluted	$0.10	$0.06	$0.15

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
	(in thousands, except for per share data)
Net sales	$115,204	$96,654	$138,152	$168,834
Cost of sales	70,055	62,004	81,214	102,753

Gross profit	45,149	34,650	56,938	66,081
Selling, general and administrative expenses	42,110	36,767	47,992	55,328

Income (loss) from operations	3,039	(2,117)	8,946	10,753
Interest, net, and other	131	(247)	(15)	25

Income (loss) before income taxes	3,170	(2,364)	8,931	10,778
Income tax provision	1,256	(941)	3,328	4,394

Net income (loss)	$1,914	$(1,423)	$5,603	$6,384

Net income (loss) per share—Basic	$0.04	$(0.03)	$0.10	$0.12

Net income (loss) per share—Diluted	$0.04	$(0.03)	$0.10	$0.11

Report of Independent Registered Public Accounting Firm

To the Stockholders of Coldwater Creek Inc.:

        Under date of April 12, 2005, we reported on the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for fiscal years ended January 29, 2005 and January 31, 2004 and the eleven-month transition period ended February 1, 2003, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The audit report on the consolidated financial statements of Coldwater Creek Inc. and subsidiaries referred to above contains an explanatory paragraph indicating that the Company restated its fiscal 2003 and fiscal 2002 consolidated financial statements in order to correct an error in accounting for rent expense.

Boise, Idaho
April 12, 2005

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of period	Amounts charged to net income	Write-offs against reserve	Balance at end of period
	(in thousands)
Allowance for sales returns (included in accrued liabilities)
Fiscal year ended:
February 1, 2003	$7,408	$79,537	$82,424	$4,521
January 31, 2004	4,521	60,964	61,525	3,960
January 29, 2005	3,960	63,458	63,265	4,153

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

        The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) under the Exchange Act, the Company's management conducted an evaluation (under the supervision and with the participation of its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer) as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the Company's lease accounting practices. As a result of this review, management concluded that certain of the Company's previously established lease accounting practices were not appropriate under U. S. generally accepted accounting principles. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to correct its lease accounting. The Company's misinterpretation of U.S. generally accepted accounting principles in its previous accounting practices was attributed to deficiencies in the Company's controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting practices. Based on the aforementioned evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were not effective as of January 29, 2005.

(b)   Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2005. Management's assessment was based on criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In performing this assessment, management reviewed the Company's lease accounting practices. As a result of this review, management concluded that the Company's policies and procedures relative to the selection, monitoring and review of lease accounting policies and procedures as of January 29, 2005 did not ensure that related lease transactions were accounted for in accordance with generally accepted accounting principles. As a result of this deficiency, annual rent expense in prior periods had been understated. On March 9, 2005, the Company announced that it would restate certain of its previously issued financial statements to reflect the correction of errors in the Company's lease accounting. Management evaluated the impact of this restatement on the Company's assessment of internal control over financial reporting and concluded that the control deficiency that resulted in the aforementioned incorrect lease accounting represented a material weakness in internal control over financial reporting as of January 29, 2005.

        A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board's ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of the aforementioned material weakness related to the Company's lease accounting policies and procedures, management has concluded that, as of January 29, 2005, the Company's internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, included elsewhere in this report.

(c)   Remediation of Material Weakness

        To remediate the material weakness in the Company's internal control over financial reporting noted in Management's Report on Internal Control Over Financial Reporting, subsequent to January 29, 2005, the Company implemented additional review procedures over the selection and application of lease accounting policies.

(d)   Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executive officers of the Registrant, See Item 4—"Directors and Executive Officers" at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2005 to be filed with the Commission no later than 120 days after January 29, 2005, pursuant to Regulation 14A.

        The Company has a Code of Ethics for its principal executive officer, its principal financial officer and its principal accounting officer. A copy of this Code of Ethics is available on the Investor Relations section of its website at http://www.coldwatercreek.com. Any future changes or amendments to this Code of Ethics, and any waiver that applies to these individuals, will also be posted on http://www.coldwatercreek.com.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2005, to be filed with the Commission no later than 120 days after January 29, 2005, pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2005, to be filed with the Commission no later than 120 days after January 29, 2005, pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2005, to be filed with the Commission no later than 120 days after January 29, 2005, pursuant to Regulation 14A.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2005, to be filed with the Commission no later than 120 days after January 29, 2005, pursuant to Regulation 14A.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
Documents filed as part of this report are as follows:

1.
Financial Statements.

    See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

  2.
  Financial Statement Schedules:

    Index to financial statement schedules

Page

Independent Auditors' Report on Financial Statement Schedule	85
Schedule II—Valuation and Qualifying Accounts	86

(B)
Exhibits:

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.2*	Amended and Restated Bylaws (filed with the Company's S-1, file No. 333-16651)
3.2.1*	Amendment to Amended and Restated Bylaws (filed with the Company's fiscal 2003 Second Quarter Report on Form 10-Q)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's S-1, file No. 333-16651)
10.1.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company's S-1/A, file No. 333-16651)
10.3*
Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company's Fiscal 2002 Annual Report on Form 10-K)
10.3.1*
First Amendment to the Credit Agreement dated March 5, 2003 between the Company, Wells Fargo Bank, National Association and various other financial institutions. (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.3.2	Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions
10.4*	1996 Stock Option/Stock Issuance Plan—Amended and Restated as of June 14, 2003 (filed with the Company's fiscal 2002 Proxy Statement)
10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.6*	1997 Employee Stock Purchase Plan (filed with the Company's Fiscal 1997 Second Quarter Report on Form 10-Q)
10.8*	Parkersburg Distribution Center Operating Lease (filed with the Company's Fiscal 1998 First Quarter Report on Form 10-Q)
10.8.1*	Second Amendment and Supplement to Parkersburg Distribution Center Operating Lease (filed with the Company's Fiscal 2004 Second Quarter Report on Form 10-Q)
10.9*+	Three-year Employee Retention Compensation Agreements (filed with the Company's Fiscal 2002 Annual Report on Form 10-K)
10.9.1*+	2004 Salaried Employee Performance Incentive Award Program (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)

10.9.2*+	2005 Incentive Award Program for Executives (filed as exhibit 99.2 to Form 8-K dated February 12, 2005)
10.10+	Form of Stock Unit Agreement under the 1996 Stock Option/ Stock Issuance Plan
16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)
23	Consent of Independent Auditors
24.1*	Power of Attorney (included on the signature page to the Company's Form S-3, File No. 333-110932)
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*
Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP's letter regarding compliance with professional standards (filed with the Company's Fiscal 2001 Annual Report on Form 10-K)

*
PREVIOUSLY FILED

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of April 2005.

COLDWATER CREEK INC.
By:	/s/ DENNIS C. PENCE Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 12, 2005
/s/ MELVIN DICK Melvin Dick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 12, 2005
/s/ DUANE A. HUESERS Duane A. Huesers	Vice President of Finance (Principal Accounting Officer)	April 12, 2005
/s/ JAMES R. ALEXANDER James R. Alexander	Director	April 12, 2005
/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	April 12, 2005
/s/ WARREN R. HASHAGEN Warren R. Hashagen	Director	April 12, 2005
/s/ CURT HECKER Curt Hecker	Director	April 12, 2005
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	April 12, 2005

/s/ ROBERT H. MCCALL Robert H. McCall	Director	April 12, 2005
/s/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 12, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
10.3.2	Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions
10.10	Form of Stock Unit Agreement under the 1996 Stock Option/ Stock Issuance Plan
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002