Form 10-Q
period 2005-04-30
COLDWATER CREEK INC
filed 2005-06-09
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended April 30, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 6, 2005
Common Stock ($.01 par value)	60,841,488

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	April 30, 2005	January 29, 2005	May 1, 2004
			(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,504	$111,204	$54,642
Receivables	21,323	12,708	15,564
Inventories	80,588	63,752	56,853
Prepaid and other	7,434	6,628	6,161
Prepaid and deferred catalog costs	9,606	6,905	5,791
Deferred income taxes	1,079	1,079	—

Total current assets	236,534	202,276	139,011
Property and equipment, net	130,330	120,689	97,065
Deferred income taxes	3,033	1,233	—
Other	347	388	487

Total assets	$370,244	$324,586	$236,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,836	$49,406	$46,643
Accrued liabilities	34,923	31,646	28,695
Income taxes payable	7,214	4,736	5,295
Deferred income taxes	—	—	115

Total current liabilities	116,973	85,788	80,748
Deferred rents	44,917	40,319	30,768
Deferred income taxes	—	—	537
Other	197	200	—

Total liabilities	162,087	126,307	112,053

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 60,783,790, 60,652,538 and 54,556,936 shares issued, respectively	608	607	546
Additional paid-in capital	100,247	98,861	48,931
Retained earnings	107,302	98,811	75,033

Total stockholders’ equity	208,157	198,279	124,510

Total liabilities and stockholders’ equity	$370,244	$324,586	$236,563

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
Net sales	$155,636	$124,460
Cost of sales	82,799	70,298

Gross profit	72,837	54,162
Selling, general and administrative expenses	59,469	45,384

Income from operations	13,368	8,778
Interest, net, and other	758	31

Income before income taxes	14,126	8,809
Income tax provision	5,635	3,489

Net income	$8,491	$5,320

Net income per share - Basic	$0.14	$0.10

Weighted average shares outstanding - Basic	60,699	54,450
Net income per share - Diluted	$0.14	$0.09

Weighted average shares outstanding - Diluted	62,676	56,435

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
OPERATING ACTIVITIES:
Net income	$8,491	$5,320
Non cash items:
Depreciation and amortization	5,744	4,369
Deferred rent amortization	(812)	(253)
Deferred income taxes	(1,800)	(2,153)
Tax benefit from exercises of stock options	488	266
Other	(17)	(3)
Net change in current assets and liabilities:
Receivables	(8,582)	(5,105)
Inventories	(16,836)	(4,152)
Prepaid and other	(824)	(408)
Prepaid and deferred catalog costs	(2,701)	(1,572)
Accounts payable	25,430	7,788
Accrued liabilities	163	3,007
Income taxes payable	2,478	1,206
Deferred rents	6,760	7,791

Net cash provided by operating activities	17,982	16,101

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,041)	(7,776)
Repayments of executive loans	—	15

Net cash used in investing activities	(13,041)	(7,761)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	359	548

Net cash provided by financing activities	359	548

Net increase in cash and cash equivalents	5,300	8,888
Cash and cash equivalents, beginning	111,204	45,754

Cash and cash equivalents, ending	$116,504	$54,642

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel, specialty retailer of women’s apparel, accessories, jewelry and gift items. The Company operates in two reportable operating segments: Retail and Direct. The Company’s Retail Segment consists of its full-line retail stores, resort stores and outlet stores. The Company’s Direct Segment consists of its catalog and Internet-based e-commerce businesses.

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated.

Preparation of Interim Consolidated Financial Statements

The Company’s interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the audited consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The Company’s consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in the Company’s sales returns accrual and its inventory obsolescence calculation. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary from its estimates and assumptions.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year’s interim period have been reclassified to be consistent with the current fiscal year’s interim presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on June 12, 2004 and February 12, 2005.

Restatement of prior financial information

The Company restated its consolidated balance sheet at May 1, 2004 and its consolidated statements of operations and cash flows for the three months ended May 1, 2004. The restatement also affects the other quarterly periods of fiscal 2004, the balance sheet at January 31, 2004 and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrects an error relating to the Company’s recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	May 1, 2004	Adjustments	May 1, 2004
	(as previously reported)		(as restated)
Receivables	$9,347	$6,217	$15,564
Current deferred income tax liabilities	—	115	115
Income taxes payable	3,231	2,064	5,295
Deferred rents	21,659	9,109	30,768
Non-current deferred income tax liabilities	3,844	(3,307)	537
Retained earnings	$76,797	$(1,764)	$75,033

	Three Months Ended
	May 1, 2004	Adjustments	May 1, 2004
	(as previously reported)		(as restated)
Net sales	$124,460	$—	$124,460
Cost of sales	70,076	222	70,298

Gross profit	54,384	(222)	54,162
Selling, general and administrative expenses	45,384	—	45,384

Income from operations	9,000	(222)	8,778
Interest, net, and other	31	—	31

Income before provision for income taxes	9,031	(222)	8,809
Provision for income taxes	3,576	(87)	3,489

Net income	$5,455	$(135)	$5,320

Net income per share - Basic	$0.10		$0.10
Net income per share - Diluted	$0.10		$0.09

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in the Company’s distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company’s full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

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

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.6 million and $0.4 million during the first quarters of fiscal 2005 and fiscal 2004, respectively.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store, which occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations the recorded rent expense will exceed the actual cash payments made and the difference between the two amounts is recorded as a deferred credit under the caption “deferred rents” on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made and the difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $7.5 million, $7.1 million and $5.6 million at April 30, 2005, January 29, 2005, and May 1, 2004, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “deferred rents” on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period over which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $43.5 million, $38.0 million and $28.1 million at April 30, 2005, January 29, 2005 and May 1, 2004, respectively

List rental income (expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended
	April 30, 2005	May 1, 2004
	(in thousands)
List rental income	$635	$913
List rental (expense)	(99)	(370)

Net list rental income	$536	$543

Interest, net, and other

Interest, net, and other consists of the following:

	Three Months Ended
	April 30, 2005	May 1, 2004
	(in thousands)
Interest (expense), including financing fees	$(38)	$(116)
Interest income	684	87
Other income	234	169
Other (expense)	(122)	(109)

Interest, net, and other	$758	$31

Net Income Per Share

Basic earnings per share (“EPS”) is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company’s common stock (the “Common Stock”) outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to Common Stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be antidilutive.

On June 12, 2004 and February 12, 2005, the Company’s Board of Directors declared two 50% stock dividends having the cumulative effect of a 2.25-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts reported for all periods presented reflect these two stock dividends.

Accounting for Stock Based Compensation

As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), and its related interpretations, for stock options. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that amends the compliance date for SFAS 123R. This rule requires companies to implement the provisions of SFAS 123R by the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006. See “Recently Issued Accounting Standards Not Yet Adopted” below for further details.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s 1996 Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
Net Income:
As reported	$8,491	$5,320
Impact of applying SFAS 123	(188)	(204)

Pro forma	$8,303	$5,116

Net income per share:
As reported — Basic	$0.14	$0.10
Pro forma — Basic	$0.14	$0.09
As reported — Diluted	$0.14	$0.09
Pro forma — Diluted	$0.13	$0.09

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in the future.

In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended
	April 30, 2005	May 1, 2004
Risk free interest rate	3.9%	2.5%
Expected volatility	62.6%	77.8%
Expected life (in years)	4	4
Expected dividends	None	None

Recently Issued Accounting Standards Not Yet Adopted

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151, effective January 29, 2006 for its fiscal 2006 consolidated financial statements.

Management currently believes that adoption of the provisions of SFAS No. 151 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for the three-month periods ended April 30, 2005 and May 1, 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption “Accounting for Stock Based Compensation”. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company’s stock and the number of stock options the Company grants.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning January 29, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

3. Receivables

Receivables consist of the following:

	April 30, 2005	January 29, 2005	May 1, 2004
			(restated)
	(in thousands)
Trade	$8,692	$5,078	$4,894
Tenant improvement	9,953	5,973	8,881
Vendor rebates	1,712	—	261
Customer list rental	684	1,143	950
Income tax refund	—	—	132
Other	282	514	446

	$21,323	$12,708	$15,564

The Company evaluates the credit risk associated with its receivables. At April 30, 2005, January 29, 2005 and May 1, 2004 no reserve was recorded.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2005	January 29, 2005	May 1, 2004
			(restated)
	(in thousands)
Accrued payroll, related taxes and benefits	$10,787	$11,053	$8,761
Gift certificate and gift card liabilities	7,969	9,329	5,901
Current portion of deferred rents	6,055	4,705	2,919
Accrued sales returns	6,284	4,153	5,079
Accrued taxes	3,706	2,395	5,719
Other	122	11	316

	$34,923	$31,646	$28,695

5. Deferred Compensation Program

During fiscal 2002, 2003 and 2004 the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools for executive employees that, in aggregate, currently total $2.5 million and the Company’s Chief Executive Officer authorized compensation bonus pools for non-executive employees that, in aggregate, currently total $1.6 million. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount	Dates to be paid (1)
Executive employees:
Georgia Shonk-Simmons	$1,425	September 2005
Dan Griesemer	300	September 2005
Melvin Dick	225	April 2006
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	$2,475

Twelve non-executive employees	$1,620	Oct. 2005 - Dec. 2007

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

6. Arrangements with Principal Shareholders

Dennis Pence, the Company’s Chairman and Chief Executive Officer and a greater than five percent stockholder, and Ann Pence personally participate in a jet timeshare program through two entities they own. Ann Pence was the Vice Chairman of the Company’s Board of Directors until August 2004, holds more than five percent of the Company’s Common Stock and holds the title of Chairman Emeritus. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, the Company reimburses these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet timeshare rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

Aggregate expense reimbursements totaled approximately $320,000 and $49,000 for the first quarters of fiscal 2005 and fiscal 2004, respectively.

Ann Pence retired from her position as a Director of the Company effective August 23, 2004. In connection with her retirement and in recognition of her contributions as co-founder of the Company, she was given the honorary title of Chairman Emeritus, and the Company extended to her certain post-retirement benefits. During the fiscal 2004 third quarter, the Company accrued the net present value of the expected future benefit costs.

7. Revolving Line of Credit

On January 27, 2005, the Company entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the “Agreement”). This credit facility replaced the Company’s previous $60.0 million credit facility pursuant to the credit agreement dated March 5, 2003 between the Company and Wells Fargo Bank, National Association, and various other financial institutions (the “Prior Agreement”). The Agreement increased the limit on the Company’s ability to issue letters of credit from $20.0 million to $40.0 million, removed a key financial covenant that required the Company to maintain a certain fixed charge ratio and removed certain common share ownership restrictions with respect to Dennis Pence, the Chairman of the Company’s Board of Directors and the Company’s Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on the Company’s leverage ratio than under the Prior Agreement.

The Agreement also amended the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) the Company is required to maintain. The Agreement continues to restrict the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, the Company may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008.

The Company had $6.3 million, $3.2 million and $1.2 million in outstanding letters of credit at April 30, 2005, January 29, 2005 and May 1, 2004, respectively.

8. Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
Net income	$8,491	$5,320

Shares used to determine net income per basic share (1)	60,699	54,450
Net effect of dilutive stock options (1) (2)	1,977	1,985

Shares used to determine net income per diluted share (1)	62,676	56,435
Net income per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.09

(1)	The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by the Board of Directors on June 12, 2004 and February 12, 2005.

(2)	The number of anti-dilutive stock options excluded from the above computations were 8,000 and 43,000 for the three months ended April 30, 2005 and May 1, 2004, respectively.

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

The Company incurred aggregate rent expense under its operating leases of $7.4 million and $5.9 million including contingent rent expense of $19,000 and $62,000 for the first quarters of fiscal 2005 and 2004, respectively.

As of April 30, 2005, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2005	$22,802
Fiscal 2006	31,936
Fiscal 2007	32,070
Fiscal 2008	31,181
Fiscal 2009	30,161
Fiscal 2010 (first three months)	7,383
Thereafter	114,909

Total	$270,442

Subsequent to April 30, 2005, the Company entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Remainder of fiscal 2005	$441
Fiscal 2006	769
Fiscal 2007	775
Fiscal 2008	796
Fiscal 2009	809
Fiscal 2010 (first three months)	203
Thereafter	4,691

Total	$8,484

Additionally, the Company had inventory purchase commitments of approximately $83.8 million and $115.2 million at April 30, 2005 and May 1, 2004, respectively.

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

The Company’s executive management assesses the performance of each operating segment based on an “operating contribution” measure, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the Direct Segment, these operating costs primarily consist of catalog development, production and circulation costs, e-commerce advertising costs and order processing costs. For the Retail Segment, these operating costs primarily consist of store selling and occupancy costs. Operating contribution less corporate and other expenses is equal to income before interest and taxes. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g. finance, accounting, data processing and human resources).

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

The following tables provide certain financial data for the Company’s Direct and Retail Segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2 – “Significant Accounting Policies”.

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
Net sales (1):
Retail	$83,781	$56,509
Direct	71,855	67,951

Consolidated net sales	$155,636	$124,460

Operating contribution:
Retail	$15,746	$9,031
Direct	16,527	14,571

Total operating contribution	32,273	23,602
Corporate and other	(18,905)	(14,824)

Consolidated income from operations	$13,368	$8,778

Depreciation and amortization:
Retail	$3,602	$2,515
Direct	126	146
Corporate and other	2,016	1,708

Consolidated depreciation and amortization	$5,744	$4,369

Total assets:
Retail	$152,278	$109,731
Direct	45,184	34,661
Corporate and other assets	172,782	92,171

Consolidated total assets	$370,244	$236,563

Capital expenditures:
Retail	$7,808	$6,732
Direct	1,031	295
Corporate and other	4,202	749

Consolidated capital expenditures	$13,041	$7,776

(1)	There have been no inter-segment sales during the reported fiscal quarters.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2005. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Introduction to Management’s Discussion and Analysis of Financial Condition and Results of Operations

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying consolidated financial statements and their related notes.

When we refer to a fiscal year, we mean the calendar year in which the fiscal year begins. We currently operate in two reportable segments, our direct segment and our retail segment. Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in the financial statements included herein reflect two 50% stock dividends, each having the effect of a 3-for-2 stock split, declared by our Board of Directors on June 12, 2004 and February 12, 2005, respectively. These stock dividends have the combined effect of a 2.25-for-1 stock split.

Restatement of Prior Financial Information

We have restated our consolidated balance sheet at May 1, 2004 and our consolidated statements of operations and cash flows for the three months ended May 1, 2004. The restatement also affects the other quarterly periods of fiscal 2004, the balance sheet at January 31, 2004 and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrects an error relating to the Company’s recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004.

We did not amend our previously filed quarterly reports on Form 10-Q for the restatement, and the financial statements and related information contained in such reports should no longer be relied upon. All amounts referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations for prior period comparisons reflect the balances and amounts on a restated basis.

Coldwater Creek Profile

Coldwater Creek is a multi-channel, specialty retailer of women’s apparel, accessories, jewelry and gift items. Our unique, proprietary merchandise assortment and our retail stores, catalogs and e-commerce website are designed to appeal to women between the ages of 35 and 60, with median household incomes in excess of $75,000. We reach our customers through our direct segment, which consists of our catalog and e-commerce businesses, and our expanding base of retail stores.

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

Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the first quarter of fiscal 2005, we mailed 28.2 million catalogs. We use our full-scale e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. We currently have a database of approximately 2.4 million e-mail addresses to which we regularly send customized e-mails.

We expect our retail business, which represented 53.8% of our total net sales in the first quarter of fiscal 2005, to be the key driver of our growth strategy. As of April 30, 2005, we operated 119 full-line retail stores as well as two resort stores and 20 merchandise clearance outlet stores in 107 markets. We currently plan to open a total of approximately 60 new stores in fiscal 2005, including 12 stores we have opened so far in fiscal 2005. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the stores we plan to open in fiscal 2005. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

In the second quarter of fiscal 2004, we created a global sourcing department, which, in addition to our experienced direct sourcing personnel at our headquarters in Sandpoint, Idaho, includes employees in Hong Kong and India who perform compliance inspections in factories in those countries. We anticipate this strategy will provide an opportunity to increase our margins through the direct importing of our proprietary designs. We believe this new development will allow us to improve economies of scale as we improve the efficiency of our procurement process. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases.

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

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $83.8 million in net sales, or 53.8% of total net sales in the first quarter of fiscal 2005.

Full-Line Stores

We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. At April 30, 2005, we operated 119 stores and plan to open a total of approximately 60 new stores in fiscal 2005, including 12 stores we have opened so far in fiscal 2005. We believe we will be able to complete our 2005 expansion plans with available working capital.

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

Over the past several years we have tested various retail store models and we continue to do so. Prior to fiscal 2002 we had 29 full-line retail stores averaging approximately 8,700 square feet. In the beginning of fiscal 2002, we introduced our core store model of 5,000 to 6,000 square feet and, in the beginning of fiscal 2003, we introduced a smaller store format of approximately 3,000 to 4,000 square feet. We have now identified our appropriate store size to be in the range of 4,000 to 6,000 square feet. Therefore, in fiscal 2005, our core store model will average 5,000 square feet and we expect that it will contribute net sales per square foot of approximately $500 in the third year of operations. For the first quarter of fiscal 2005, our 68 stores that had been open at least

13 months averaged approximately 6,300 square feet in size and $491 per square foot in net sales. Most of these stores have been open for one to two years.

Outlet Stores and Resort Stores

We operated 20 outlet stores at April 30, 2005, where we sell excess inventory. We opened one new outlet store in the fiscal 2005 second quarter and plan to open one additional outlet stores during the remainder of fiscal 2005. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $71.9 million in net sales, or approximately 46.2% of our total net sales, in the fiscal 2005 first quarter. As we continue to roll out our retail stores, we expect our direct segment to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

Our Catalogs

During the fiscal 2005 first quarter, our catalog business generated $30.8 million in net sales, or 19.8% of total net sales. We use our two core catalogs, Northcountry and Spirit, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

During fiscal 2005, we plan to continue to use a variety of print media advertising to promote sales in retail stores, over the internet and through catalogs, while, at the same time, promoting heightened awareness of the Coldwater Creek brand. Our print media consists of three primary vehicles: national magazine advertising, traditional catalogs and Coldwater Creek catalogs. National magazine advertisements are placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. These advertisements are designed to drive customer traffic to our three selling channels, as well as to increase brand awareness. Our traditional catalog mailings are designed to generate sales through our Direct Segment and are circulated under the titles Northcountry, Spirit and Sport. Coldwater Creek catalogs are catalogs that include an assortment of items from all three catalog titles and feature merchandise that can be found in our retail stores. These Coldwater Creek catalogs are designed and produced to drive retail store traffic and, accordingly, are primarily mailed into markets where we have a store.

During fiscal 2005, our print media advertising strategy will further emphasize the use of Coldwater Creek catalogs as a key vehicle for driving retail store traffic. While circulation for our traditional catalogs is planned to decrease slightly, growth in our retail store base is expected to provide additional opportunities for circulating Coldwater Creek catalogs in a larger number of store markets, compared with fiscal 2004. Consequently, we anticipate that the combined number of pages circulated through our traditional catalogs and Coldwater Creek catalogs in fiscal 2005 will show a slight increase in total over the prior year. Additionally, we plan to increase the number of pages dedicated to national magazine advertising to further promote brand awareness and drive customer traffic in all channels.

E-commerce Website

Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the fiscal 2005 first quarter, online net sales were $41.1 million and represented 26.4% of total net sales. As of April 30, 2005, we had approximately 2.4 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Results of Operations

The following table sets forth certain information regarding our costs and expenses expressed as a percentage of consolidated net sales:

	Three Months Ended
	April 30, 2005	May 1, 2004
		(restated)
Net sales	100.0%	100.0%
Cost of sales	53.2%	56.5%

Gross profit	46.8%	43.5%
Selling, general and administrative expenses	38.2%	36.5%

Income from operations	8.6%	7.1%
Interest, net, and other	0.5%	0.0%

Income before income taxes	9.1%	7.1%
Income tax provision	3.6%	2.8%

Net income	5.5%	4.3%

Comparison of the Three-Month Period Ended April 30, 2005 with the Three-Month Period Ended May 1, 2004:

Consolidated Results of Operations

Net Sales. Our consolidated net sales for the fiscal 2005 first quarter were $155.6 million, an increase of $31.2 million, or 25.0%, compared with consolidated net sales of $124.5 million during the fiscal 2004 first quarter. The increase was primarily due to net sales of $26.1 million contributed by our retail stores, and to increases of $4.6 million, or 17.0%, in full-price Internet net sales, $1.6 million or 19.4% in web disposition net sales and $1.2 million, or 22.7%, in outlet store net sales. These positive impacts were partially offset by decreases of $1.2 million, or 3.8%, in full-price catalog net sales and $1.0 million, or 54.2%, in clearance catalog net sales.

Gross Profit. Our consolidated gross profit dollars for the fiscal 2005 first quarter increased by $18.7 million, or 34.5%, to $72.8 million from $54.2 million in the fiscal 2004 first quarter. Our consolidated gross profit rate for the fiscal 2005 first quarter increased to 46.8% from 43.5% in the fiscal 2004 first quarter.

The increases in our consolidated gross profit dollars and rate were primarily attributable to an aggregate improvement in merchandise margins of 3.7 percentage points on sales in all channels for the fiscal 2005 first quarter. Merchandise margins on full-price direct segment sales improved approximately 5.2 percentage points in the fiscal 2005 first quarter. Merchandise margins on full-price retail sales increased 1.6 percentage points in the fiscal 2005 first quarter. The merchandise margins on our clearance sales improved by 1.3 percentage points in the fiscal 2005 first quarter. Our merchandise margins in all channels improved primarily due to lower merchandise costs resulting from higher purchase volumes relative to the prior year due to both our retail expansion and, to a lesser extent, to the concentration of our merchandise purchases with fewer, larger vendors.

Also contributing to the increase in our consolidated gross profit rate was an improvement of 1.1 percentage points in the leveraging of our retail store occupancy costs in the fiscal 2005 first quarter. Additionally, a decrease in the percentage of total net sales contributed by clearance sales compared with full-price sales added to the increase in our consolidated gross profit rate. Clearance sales comprised approximately 11% of our total net sales in the fiscal 2005 first quarter compared with approximately 12% of our total net sales in the fiscal 2004 first quarter.

Our consolidated cost of sales includes $1.3 million of vendor rebates in the fiscal 2005 first quarter and includes $0.7 million in the fiscal 2004 first quarter. These rebates were credited to cost of sales as the related merchandise was sold.

Selling, General and Administrative Expenses. Our consolidated selling, general and administrative expenses for the fiscal 2005 first quarter were $59.5 million, an increase of $14.1 million, or 31.0%, from $45.4 million in the fiscal 2004 first quarter. Our consolidated selling, general and administrative expenses expressed as a percentage of net sales increased to 38.2% in the fiscal 2005 first quarter from 36.5% in the fiscal 2004 first quarter. These increases were primarily the result of incremental personnel costs, primarily consisting of retail administrative staff wages, store employee wages, related taxes and employee benefits associated with our retail expansion. These personnel costs increased $5.9 million, or 42.4%, in the fiscal 2005 first quarter from the comparable period in the prior year. Also contributing to these increases were additional costs of $2.5 million associated with increased catalog mailings. Our catalog mailings increased primarily due to the mailing of our new Coldwater Creek catalogs. These Coldwater Creek catalogs are designed and produced to drive retail store traffic and, accordingly, are primarily mailed into markets where we have an existing store. Additionally, our brand advertising increased $1.3 million, or 132.7%, in the fiscal 2005 first quarter from the same period a year ago. This increase was primarily due to our expanded national magazine advertising initiative designed to increase brand recognition through the placement of four-page advertisements.

Income Tax Rate. For the fiscal 2005 first quarter our consolidated provision for income taxes was $5.6 million, an increase of $2.1 million, or 61.5%, compared with a consolidated provision for income taxes of $3.5 million for the fiscal 2004 first quarter. The increase in our income tax expense was primarily the result of higher pre-tax income. For the fiscal 2005 first quarter our effective income tax rate was 39.9% compared with 39.6% in the fiscal 2004 first quarter. The increase in our effective income tax rate was due to the anticipated non-deductibility for tax purposes of compensation amounts in excess of $1.0 million for certain executive officers.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
	April 30, 2005	% of Total	May 1, 2004	% of Total	Change
					$	%
Retail	$83,781	53.8%	$56,509	45.4%	$27,272	48.3%

Internet	41,060	26.4%	34,937	28.1%	6,123	17.5%
Catalog	30,795	19.8%	33,014	26.5%	(2,219)	(6.7)%

Direct	71,855	46.2%	67,951	54.6%	3,904	5.7%

Total	$155,636	100.0%	$124,460	100.0%	$31,176	25.0%

Our retail segment’s net sales increased $27.3 million, or 48.3%, in the fiscal 2005 first quarter from the same period a year ago. We primarily attribute this increase to net sales of approximately $24.6 million contributed by the 48 full-line retail stores that we opened since the fiscal 2004 first quarter and, to a lesser extent, net sales of approximately $1.4 million contributed by full-line retail stores that were opened during only a portion of the fiscal 2004 first quarter, but were open during the entirety of the fiscal 2005 first quarter. Also contributing to the increase in our retail segment’s net sales, was an increase of $1.2 million, or 22.7%, in our outlet store net sales for the fiscal 2005 first quarter.

Our direct segment’s net sales increased $3.9 million, or 5.7%, in the fiscal 2005 first quarter from the comparable period last year. We primarily attribute this increase to strong customer response to our merchandise offerings at full-price, particularly through our e-commerce web site.

Our catalog business’ net sales, which are derived from orders taken from customers over the phone or through the mail, decreased $2.2 million, or 6.7%, in the fiscal 2005 first quarter from the fiscal 2004 first quarter. These net sales exclude net sales that we believe were driven by our catalog mailings but purchased through other channels. We use our catalogs to drive sales in all our channels. Consequently, we primarily attribute the decrease in our catalog business’ net sales to our customers choosing to purchase merchandise through the channel they deem most convenient. We believe our sales related to orders taken from customers over the phone and through the mail are down because customers are increasingly choosing to order via the internet or at our expanding base of full-line retail stores.

Our internet business’ net sales increased $6.1 million, or 17.5%, in the fiscal 2005 first quarter from the same period a year ago. The growth in our internet business net sales was primarily driven by our increased ability to target customers through our expanding database of e-mail addresses. Our database of e-mail addresses increased 11.7% in the fiscal 2005 first quarter from the same period last year.

Operating Contribution. The following table summarizes our operating contribution by segment (in thousands):

	Three Months Ended
	April 30, 2005%			May 1, 2004%			Change
							$	%
	(restated)
Retail	$15,746	18.8	%(1)	$9,031	16.0	%(1)	$6,715	74.4%
Direct	16,527	23.0	%(2)	14,571	21.4	%(2)	1,956	13.4%
Corporate and other	(18,905)	(12.1	)%(3)	(14,824)	(11.9	)%(3)	(4,081)	27.5%

Consolidated income from operations	$13,368	8.6	%(3)	$8,778	7.1	%(3)	$4,590	52.3%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales

(3)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Our retail segment’s operating contribution increased $6.7 million, or 74.4%, in the fiscal 2005 first quarter. We primarily attribute this increase to the 48 retail stores opened since the end of the fiscal 2004 first quarter, to increased merchandise margins on our full-price retail sales and, to a lesser extent, to improved net sales at our retail stores, which has allowed us to improve the leveraging of retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 1.6 percentage points during the fiscal 2005 first quarter from same period last year. Additionally, we experienced an improvement of 1.1 percentage points in the leveraging of our full-line retail store occupancy costs during the fiscal 2005 first quarter from the comparable period last year.

Partially offsetting these positive impacts in the fiscal 2005 first quarter were increased personnel costs associated with our retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the fiscal 2005 first quarter, personnel costs impacting our retail segment’s operating contribution increased $5.6 million, or 56.1%.

The increase in our direct segment’s operating contribution is primarily due to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of approximately 5.2 percentage points in the fiscal 2005 first quarter from the same period last year.

The decrease in our corporate and other operating contribution for first quarter fiscal 2005 was primarily due to an increase in our brand advertising of $1.3 million, or 132.7%, in the fiscal 2005 first quarter from the same period a year ago. This increase was primarily related to our expanded national magazine advertising initiative designed to increase brand recognition through the placement of four-page advertising spreads. Also contributing to this decrease were increased administrative and technical support salaries associated with our retail expansion of $0.9 million, or 15.1%. These negative impacts in both fiscal periods were partially offset by the positive impact of our ongoing cost control initiatives.

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

On January 27, 2005, we entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the “Agreement”). This credit facility replaced our previous $60.0 million credit facility with Wells Fargo Bank pursuant to the credit agreement dated March 5, 2003 between us and Wells Fargo Bank,

National Association, and various other financial institutions. The Agreement increased the limit on our ability to issue letters of credit from $20.0 million to $40.0 million, removed a key financial covenant that required us to maintain a certain fixed charge ratio, and removed certain common share ownership restrictions with respect to Dennis Pence, our Chairman and Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on our leverage ratio than under the prior agreement.

The Agreement also amended the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) we are required to maintain. The Agreement continues to restrict our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. At April 30, 2005, we had $6.3 million in outstanding letters of credit under this Agreement and had not drawn down any amounts under the credit facility.

Our operating activities generated $18.0 million and $16.1 million of positive cash flow during the first quarter of fiscal 2005 and 2004 respectively. On a comparative year-to-year basis, the increase in the first quarter of fiscal 2005 primarily reflects the positive cash flow effects of increased accounts payable and increased net income. Partially offsetting these positive cash flow impacts were increased inventories and increased accounts receivable. Our inventories increased primarily due to our opening of 48 full-line retail stores since the end of first quarter fiscal 2004. Our accounts receivable increased primarily due to increased tenant improvement receivable related to our retail expansion.

Our investing activities consumed $13.0 million and $7.8 million of cash during the first quarters of fiscal 2005 and 2004, respectively. Cash outlays in these periods were principally for capital expenditures.

Our first quarter fiscal 2005 and fiscal 2004 capital expenditures principally reflect the cost of leasehold improvements for new retail stores and to a substantially lesser extent, furniture and fixtures for both new and existing retail stores and various technology hardware and software additions and upgrades.

Our financing activities provided $0.4 million and $0.5 million of cash during the first quarters of fiscal 2005 and fiscal 2004, respectively. These amounts consist of proceeds from the exercise of previously granted stock options to purchase approximately 88,700 shares of common stock at an average price of $4.41 per share in the first quarter of fiscal 2005 and 137,800 shares of common stock at an average exercise price of $3.90 per share in the first quarter of fiscal 2004.

As a result of the foregoing, we had $119.6 million in consolidated working capital at April 30, 2005 compared with $58.3 million at May 1, 2004. Our consolidated current ratio was 2.0 at April 30, 2005 compared with 1.7 at May 1, 2004. We had no outstanding short-term or long-term bank debt at April 30, 2005, or May 1, 2004.

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

At April 30, 2005, we operated 119 stores and we have since opened an additional twelve stores so far in fiscal 2005 for a total of 131 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $57.0 million in capital expenditures for the remainder of fiscal 2005, primarily for the new full-line retail stores we have yet to open, and, to a substantially lesser extent, the conversion of a portion of our Sandpoint Distribution Center into additional administrative office space and various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows, working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

Over the past several years we have tested various retail store models and we continue to do so. Prior to fiscal 2005 we had two store models. Our core store model, which we introduced at the beginning of fiscal 2002, was 5,000 to 6,000 square feet and, in the beginning of fiscal 2003, we introduced a smaller store format of approximately 3,000 to 4,000 square feet. We have now identified our appropriate store size to be in the range of 4,000 to 6,000 square feet. Therefore, in fiscal 2005, our core store model will average 5,000 square feet, and we expect that it will contribute net sales per square foot of approximately $500 in the third year of operations.

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

Future Outlook

Due to competition from discount retailers that has put downward pressure on retail prices for women’s apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue. Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The United States and the European Union have re-imposed trade quotas on certain textile categories that will be in effect through December 2005. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

We expect our retail segment to be the key driver of our growth in the future. As our retail business grows, we will add additional overhead such as incremental corporate personnel costs. However, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability. We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in our overall profitability by increasing the percentage of merchandise we purchase directly from overseas vendors. During fiscal 2005, we expect that we will be the importer of record of approximately 15% of our total merchandise purchases.

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

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. With respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on our subsequent consolidated results of operations. Please refer to the discussion of our critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2005, for further details.

•	Revenue Recognition and Sales Return Estimate

•	Inventories

•	Catalog Costs

During the first three months of fiscal 2005, there were no changes in the above critical accounting policies.

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

The following tables summarize our minimum contractual commitments and commercial obligations as of April 30, 2005:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First three months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases (a)	$270,442	$22,802	$64,006	$61,342	$7,383	$114,909
Inventory purchase orders	83,772	83,772	—	—	—	—

Total	$354,214	$106,574	$64,006	$61,342	$7,383	$114,909

(a)	We lease our retail store space as well as other property and equipment under operating leases. Our retail store leases require percentage rentals on sales above specified minimums. These operating lease obligations do not include contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options.

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First three months of 2010	Thereafter
	(In thousands)
Commercial Commitments
Letters of credit	$6,329	$6,329	$—	$—	$—	$—

Total	$6,329	$6,329	$—	$—	$—	$—

Subsequent to April 30, 2005, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First three months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$8,484	$441	$1,544	$1,605	$203	$4,691

Total	$8,484	$441	$1,544	$1,605	$203	$4,691

Risk Factors

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is our retail store expansion. At April 30, 2005, we operated 119 stores and we have since opened an additional twelve stores so far in fiscal 2005 for a total of 131 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe we have the potential to open 450 to 500 retail stores over the next five to seven years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

We have made numerous refinements in our retail store format since opening our first full-line store in 1999, including our most recent revision to our store model in fiscal 2005. Our retail model may undergo further refinements as we gain experience operating more stores. If we determine to make further refinements to our store model, it may delay the progress of our retail store roll-out, which could slow our anticipated revenue growth. We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores that do not prove successful. Furthermore, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design and information and management systems, and we must continue to make these investments to maintain our current and future stores.

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

Our future success will depend largely on our ability to continually select the right merchandise assortment, maintain appropriate inventory levels and present merchandise in a way that is appealing to our customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, we begin the design process for our apparel nine to ten months before merchandise is available to our customers, and we typically begin to make purchase commitments four to six months in advance. These lead times make it difficult for us to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments we might make in anticipating customer preferences. Consequently, if we misjudge our customers’ merchandise preferences or purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

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

As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

•	burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulation, as well as credit assurances we are required to provide to foreign vendors;

•	declines in the relative value of the U.S. dollar to foreign currencies;

•	failure of foreign vendors to adhere to our quality assurance standards or our standards for conducting business;

•	changing or uncertain economic conditions, political uncertainties or unrest, or epidemics or other health or weather-related events in foreign countries resulting in the disruption of trade from exporting countries; and

•	restrictions on the transfer of funds or transportation delays or interruptions.

On December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The United States and the European Union have re-imposed trade quotas on certain textile categories that will be in effect through December 2005. Our sourcing strategy is designed to allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas. However, our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies and/or other trade disruptions.

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

We are applying significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. For example, our management concluded that our internal control over financial reporting was not effective for fiscal 2004 as a result of a restatement of certain of our financial statements to correct an error relating to the recognition of rental expense, as described in Note 2 to our consolidated financial statements included in our most recent Annual Report on Form 10-K. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We cannot be certain that our internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $20.58 per share and $6.63 per share, respectively, during the fiscal year ended January 29, 2005. The reported high and low closing sales prices of our common stock were $21.49 per share and $16.72 per share, respectively, during the fiscal 2005 first quarter ended April 30, 2005. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended April 30, 2005, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We previously reported under Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “Annual Report”) a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of January 29, 2005, due to a control deficiency that resulted in an error in our lease accounting. During the quarter ended April 30, 2005, we remedied deficiencies in our internal control over financial reporting by instituting additional review procedures over the selection and application of our lease accounting policies.

(a) Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2005. Based on this evaluation, and following the implementation of the measures described above, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), except for the measures taken to address the material weakness as described above, we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the first quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Document
10	Summary of Jet Timeshare Arrangment

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 9th day of June 2005.

COLDWATER CREEK INC.

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ DUANE A. HUESERS
Vice President of Finance (Principal Accounting Officer)