Form 10-Q
period 2005-07-30
COLDWATER CREEK INC
filed 2005-09-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended July 30, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 6, 2005
Common Stock ($.01 par value)	61,085,500

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	July 30, 2005	January 29, 2005	July 31, 2004
			(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,154	$111,204	$88,620
Receivables	25,641	12,708	14,935
Inventories	74,125	63,752	57,396
Prepaid and other	8,120	6,628	6,983
Prepaid and deferred marketing costs	6,620	6,905	2,512
Deferred income taxes	1,079	1,079	—

Total current assets	208,739	202,276	170,446
Property and equipment, net	140,605	120,689	104,738
Deferred income taxes	4,833	1,233	—
Escrow and restricted cash	1,007	—	—
Other	297	388	596

Total assets	$355,481	$324,586	$275,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,784	$49,406	$40,370
Accrued liabilities	30,626	31,646	24,062
Income taxes payable	1,509	4,736	—
Deferred income taxes	—	—	115

Total current liabilities	82,919	85,788	64,547
Deferred rents	54,692	40,319	37,503
Deferred income taxes	—	—	508
Other	196	200	—

Total liabilities	137,807	126,307	102,558

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 61,017,613, 60,652,538 and 60,059,054 shares issued, respectively	610	607	601
Additional paid-in capital	103,882	98,861	94,279
Deferred compensation on restricted stock	(1,102)	—	—
Retained earnings	114,284	98,811	78,342

Total stockholders’ equity	217,674	198,279	173,222

Total liabilities and stockholders’ equity	$355,481	$324,586	$275,780

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(restated)		(restated)
Statements of Operations:
Net sales	$154,569	$111,215	$310,205	$235,675
Cost of sales	86,895	64,436	169,694	134,734

Gross profit	67,674	46,779	140,511	100,941
Selling, general and administrative expenses	57,019	41,461	116,488	86,845

Income from operations	10,655	5,318	24,023	14,096
Interest, net, and other	962	221	1,720	252

Income before income taxes	11,617	5,539	25,743	14,348
Income tax provision	4,635	2,201	10,270	5,690

Net income	$6,982	$3,338	$15,473	$8,658

Net income per share - Basic	$0.11	$0.06	$0.25	$0.15

Weighted average shares outstanding - Basic	60,901	58,458	60,800	56,444
Net income per share - Diluted	$0.11	$0.06	$0.25	$0.15

Weighted average shares outstanding - Diluted	62,850	60,597	62,763	58,506

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 30, 2005	July 31, 2004
		(restated)
OPERATING ACTIVITIES:
Net income	$15,473	$8,658
Non cash items:
Depreciation and amortization	11,801	9,213
Amortization of deferred compensation	100	—
Deferred rent amortization	(1,167)	(634)
Deferred income taxes	(3,600)	(2,182)
Tax benefit from exercises of stock options	1,994	1,800
Gain on asset disposition	(111)	(6)
Other	(4)	—
Net change in current assets and liabilities:
Receivables	(12,924)	(4,476)
Inventories	(10,373)	(4,695)
Prepaid and other	(1,507)	(1,919)
Prepaid and deferred marketing costs	285	1,707
Accounts payable	167	1,214
Accrued liabilities	(2,450)	(991)
Income taxes payable	(3,227)	(4,089)
Net change in deferred rents	17,477	15,656

Net cash provided by operating activities	11,934	19,256

INVESTING ACTIVITIES:
Purchase of property and equipment	(30,289)	(21,313)
Escrow and restricted cash	(1,007)	—
Repayments of executive loans	—	20

Net cash used in investing activities	(31,296)	(21,293)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,624
Net proceeds from exercises of stock options	1,312	2,279

Net cash provided by financing activities	1,312	44,903

Net (decrease) increase in cash and cash equivalents	(18,050)	42,866
Cash and cash equivalents, beginning	111,204	45,754

Cash and cash equivalents, ending	$93,154	$88,620

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

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on February 12, 2005.

Restatement of prior financial information

The Company restated its consolidated balance sheet at July 31, 2004, and its consolidated statements of operations and cash flows for the three- and six-month periods ended July 31, 2004. The restatement also affected the other quarterly periods of fiscal 2004, the balance sheet at January 31, 2004, and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrected an error relating to the Company’s recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Prior to the correction, the Company followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date. Subsequent to the correction, the Company began recording rent expense when it has the right to take possession of a store. For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported)		(as restated)
Receivables	$8,756	$6,179	$14,935
Prepaid income taxes	2,447	(2,447)	—
Deferred rents	28,321	9,182	37,503
Non-current deferred income tax liabilities	4,146	(3,638)	508
Retained earnings	$80,154	$(1,812)	$78,342

	Three Months Ended
	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported)		(as restated)
Net sales	$111,215	$—	$111,215
Cost of sales	64,324	112	64,436

Gross profit	46,891	(112)	46,779
Selling, general and administrative expenses	41,461	—	41,461

Income from operations	5,430	(112)	5,318
Interest, net, and other	221	—	221

Income before provision for income taxes	5,651	(112)	5,539
Provision for income taxes	2,246	(45)	2,201

Net income	$3,405	$(67)	$3,338

Net income per share - Basic	$0.06		$0.06
Net income per share - Diluted	$0.06		$0.06

	Six Months Ended
	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported)		(as restated)
Net sales	$235,675	$—	$235,675
Cost of sales	134,400	334	134,734

Gross profit	101,275	(334)	100,941
Selling, general and administrative expenses	86,845	—	86,845

Income from operations	14,430	(334)	14,096
Interest, net, and other	252	—	252

Income before provision for income taxes	14,682	(334)	14,348
Provision for income taxes	5,822	(132)	5,690

Net income	$8,860	$(202)	$8,658

Net income per share - Basic	$0.16		$0.15
Net income per share - Diluted	$0.15		$0.15

Escrow and Restricted Cash

The Company presents Escrow and Restricted Cash as a non-current asset on its consolidated balance sheet and as an investing activity on its consolidated statement of cash flows. Amounts in this caption relate to property acquisition and disposition activities.

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in the Company’s distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company’s full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

Prepaid and Deferred Marketing Costs and Advertising Expenses

All direct costs associated with the development, production and circulation of direct mail catalogs and national magazine advertisements are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. All other advertising, primarily consisting of retail store promotional and signage expenses and commission expenses associated with the Company’s participation in a web based affiliate program, is expensed as incurred.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store, which occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations the recorded rent expense will exceed the actual cash payments made and the difference between the two amounts is recorded as a deferred credit under the caption “deferred rents” on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made and the difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $8.6 million, $7.1 million and $6.2 million at July 30, 2005, January 29, 2005, and July 31, 2004, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “deferred rents” on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $52.7 million, $38.0 million and $35.0 million at July 30, 2005, January 29, 2005 and July 31, 2004, respectively.

Deferred Compensation on Restricted Stock

Grants of restricted stock units to eligible participants under the Company’s Amended and Restated Stock Option/Stock Issuance Plan result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders’ equity and is amortized to the Company’s consolidated selling, general and administrative expenses over the vesting period of the restricted stock unit award. During the second quarter and first six months of fiscal 2005, amortized deferred compensation relating to grants of restricted stock units was approximately $100,000 for both periods versus $0 for the second quarter and first six months of fiscal 2004.

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.9 million and $0.7 million during the second quarters of fiscal 2005 and fiscal 2004, respectively. Pre-opening costs were approximately $1.5 million and $1.2 million during the first six months of fiscal 2005 and fiscal 2004, respectively.

Credit Card Marketing Fee

In conjunction with the Company’s co-branded credit card program, the Company receives from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. The Company includes the marketing fee income in its consolidated net sales upon activation of the credit card by the customer. During the fiscal 2005 second quarter, approximately 20,500 cards were activated resulting in a marketing fee of $1.7 million.

Credit Card Coupon Program and Sales Royalty

The Company offers its credit card holders a program whereby points can be earned on purchases made with the co-branded credit card. Five points are awarded for every dollar spent at Coldwater Creek and one point is awarded for every dollar spent at other businesses where the card is accepted. Once a cardholder earns 2,000 points, they are issued a $20 coupon for Coldwater Creek merchandise. In order to earn points an individual must qualify for, accept and make purchases with the credit card. The Company accrues for the cost of merchandise related to the $20 coupon as the points are earned. In the fiscal 2005 second quarter and first six months the expenses associated with the accumulation of points and the issuance of the $20 coupon were immaterial.

The Company also receives from the issuing bank a sales royalty which is based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. The sales royalty is intended to offset the cost of merchandise for points accumulated related to amounts spent by the cardholder at other businesses where the card is accepted. As such, the Company nets the sales royalty income against its consolidated cost of sales. In the fiscal 2005 second quarter and first six months, the revenues associated with the sales royalty component of the co-branded credit card program were immaterial.

List rental income (expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)
List rental income	$352	$606	$987	$1,519
List rental (expense)	(48)	(28)	(147)	(398)

Net list rental income (expense)	$304	$578	$840	$1,121

Interest, net, and other

Interest, net, and other consists of the following:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)
Interest (expense), including financing fees	$(29)	$(116)	$(67)	$(232)
Interest income	790	238	1,474	325
Other income	334	173	568	342
Other (expense)	(133)	(74)	(255)	(183)

Interest, net, and other	$962	$221	$1,720	$252

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

On February 12, 2005, the Company’s Board of Directors declared a 50% stock dividend having the cumulative effect of a 1.5-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts reported for all periods presented reflect this stock dividend.

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

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(restated)		(restated)
Net Income:
As reported	$6,982	$3,338	$15,473	$8,658
Add: Stock-based compensation included in net income, net of related tax effects	60	—	60	—
Deduct: Impact of applying SFAS 123	(267)	(205)	(441)	(386)

Pro forma	$6,775	$3,133	$15,092	$8,272

Net income per share:
As reported — Basic	$0.11	$0.06	$0.25	$0.15
Pro forma — Basic	$0.11	$0.05	$0.25	$0.15
As reported — Diluted	$0.11	$0.06	$0.25	$0.15
Pro forma — Diluted	$0.11	$0.05	$0.24	$0.14

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in the future.

In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Risk free interest rate	3.8%	3.5%	3.8%	3.0%
Expected volatility	61.7%	76.3%	62.5%	77.1%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for the three- and six-month periods ended July 30, 2005 and July 31, 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123R. The impact on net income on a quarterly basis is expected to be comparable to the amounts presented above under the caption “Accounting for Stock Based Compensation”. However, the impact on net income may vary depending upon a number of factors including, but not limited to, the price of the Company’s stock and the number of stock options the Company grants.

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

3. Receivables

Receivables consist of the following:

	July 30, 2005	January 29, 2005	July 31, 2004
			(restated)
	(in thousands)
Tenant improvement	$18,823	$5,973	$10,877
Trade	4,477	5,078	2,798
Co-branded credit card	1,668	—	—
Customer list rental	365	1,143	488
Other	308	514	772

	$25,641	$12,708	$14,935

The Company evaluates the credit risk associated with its receivables. At July 30, 2005, January 29, 2005 and July 31, 2004 no reserve was recorded.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	July 30, 2005	January 29, 2005	July 31, 2004
			(restated)
	(in thousands)
Accrued payroll, related taxes and benefits	$9,806	$11,053	$7,669
Gift certificate/card liability	7,502	9,329	5,541
Current portion of deferred rents	6,642	4,705	3,669
Accrued sales returns	3,474	4,153	2,440
Accrued taxes	3,011	2,395	4,528
Other	191	11	215

	$30,626	$31,646	$24,062

5. Deferred Compensation Program

During fiscal 2002, 2003, 2004 and 2005, the Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools for executive employees that, in aggregate, totaled $2.5 million at July 30, 2005, and the Company’s Chief Executive Officer authorized compensation bonus pools for non-executive employees that, in aggregate, totaled $1.8 million at July 30, 2005. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met. The total compensation and dates to be paid as of July 30, 2005, are summarized as follows (in thousands):

Description	Amount	Dates to be paid (1)
Executive employees:
Georgia Shonk-Simmons	$1,425	September 2005
Dan Griesemer	300	September 2005
Melvin Dick	225	April 2006
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	$2,475

Thirteen non-executive employees	$1,770	Oct. 2005 - June 2008

Authorized subsequent to July 30, 2005:
Fifteen non-executive employees	$2,305	July 2008 – April 2009

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

Subsequent to July 30, 2005, the compensation bonus amounts related to Georgia Shonk-Simmons and Dan Griesemer were considered earned and were paid in full.

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

Aggregate expense reimbursements totaled approximately $203,000 and $214,000 for the second quarters of fiscal 2005 and fiscal 2004, respectively, and totaled $523,000 and $263,000 for the first six months of fiscal 2005 and fiscal 2004, respectively.

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

The Company had $13.2 million, $3.2 million and $3.3 million in outstanding letters of credit at July 30, 2005, January 29, 2005 and July 31, 2004, respectively.

8. Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(restated)		(restated)
Net income	$6,982	$3,338	$15,473	$8,658

Shares used to determine net income per basic share (1)	60,901	58,458	60,800	56,444
Net effect of dilutive stock options and restricted stock units (1) (2)	1,949	2,139	1,963	2,062

Shares used to determine net income per diluted share (1)	62,850	60,597	62,763	58,506
Net income per share:
Basic	$0.11	$0.06	$0.25	$0.15
Diluted	$0.11	$0.06	$0.25	$0.15

(1)	The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on February 12, 2005.

(2)	The number of anti-dilutive stock options excluded from the above computations were 9,000 and 78,000 for the three months ended July 30, 2005 and July 31, 2004, respectively, and were 12,000 and 39,000 for the six months ended July 30, 2005 and July 31, 2004, respectively.

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

The Company incurred aggregate rent expense under its operating leases of $8.5 million and $6.4 million, including contingent rent expense of $40,000 and $0, for the second quarters of fiscal 2005 and 2004, respectively. The Company incurred aggregate rent expense under its operating leases of $16.0 million and $12.4 million, including contingent rent expense of $60,000 and $61,000, for the first six months of fiscal 2005 and 2004, respectively.

As of July 30, 2005, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2005	$16,600
Fiscal 2006	34,661
Fiscal 2007	34,969
Fiscal 2008	34,301
Fiscal 2009	33,201
Fiscal 2010 (first six months)	16,166
Thereafter	125,306

Total	$295,204

Subsequent to July 30, 2005, the Company entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, as follows (in thousands):

Remainder of fiscal 2005	$244
Fiscal 2006	1,342
Fiscal 2007	1,423
Fiscal 2008	1,494
Fiscal 2009	1,589
Fiscal 2010 (first six months)	801
Thereafter	9,066

Total	$15,959

Additionally, the Company had inventory purchase commitments of approximately $158.5 million and $132.5 million at July 30, 2005 and July 31, 2004, respectively.

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

The Company collects sales taxes from customers transacting purchases in states in which the Company has physically based some portion of its business. The Company also pays applicable corporate income, franchise and other taxes to states in which retail or outlet stores are physically located. Upon entering a new state, the Company accrues and remits the applicable taxes. The Company has accrued for these taxes based on its current interpretation of the tax code. Failure to properly determine or to timely remit these taxes may result in interest and related penalties being assessed.

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

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(restated)		(restated)
Net sales (1):
Retail	$95,201	$61,266	$178,982	$117,775
Direct	59,368	49,949	131,223	117,900

Consolidated net sales	$154,569	$111,215	$310,205	$235,675

Operating contribution:
Retail	$16,653	$9,323	$32,399	$18,354
Direct	12,093	9,929	28,620	24,500

Total operating contribution	28,746	19,252	61,019	42,854
Corporate and other	(18,091)	(13,934)	(36,996)	(28,758)

Consolidated income from operations	$10,655	$5,318	$24,023	$14,096

Depreciation and amortization:
Retail	$3,927	$2,910	$7,529	$5,425
Direct	160	118	286	264
Corporate and other	1,970	1,816	3,986	3,524

Consolidated depreciation and amortization	$6,057	$4,844	$11,801	$9,213

Total assets:
Retail	$165,373	$122,300	$165,373	$122,300
Direct	38,670	29,717	38,670	29,717
Corporate and other assets	151,438	123,762	151,438	123,763

Consolidated total assets	$355,481	$275,780	$355,481	$275,780

Capital expenditures:
Retail	$11,992	$10,489	$19,800	$17,221
Direct	2,404	1,166	3,435	1,461
Corporate and other	2,852	1,882	7,054	2,631

Consolidated capital expenditures	$17,248	$13,537	$30,289	$21,313

(1)	There have been no inter-segment sales during the reported fiscal quarters.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When we refer to a fiscal year, we mean the calendar year in which the fiscal year begins. We currently operate in two reportable segments, our direct segment and our retail segment. Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in the financial statements included herein reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by our Board of Directors on February 12, 2005.

Restatement of Prior Financial Information

We have restated our consolidated balance sheet at July 31, 2004, and our consolidated statements of operations and cash flows for the three- and six-months ended July 31, 2004. The restatement also affected the other quarterly periods of fiscal 2004, the balance sheet at January 31, 2004, and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrected an error relating to our recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Prior to the correction, we followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date. Subsequent to the correction, we began recording rent expense when we have the right to take possession of a store. For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements included in this report and contained in our Annual Report on Form 10-K for fiscal 2004.

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

Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the second quarter of fiscal 2005, we mailed 15.5 million catalogs. We use our full-scale e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. At July 30, 2005, our database of e-mail addresses to which we regularly send customized e-mails totaled approximately 2.5 million.

We expect our retail business, which represented 61.6% of our total net sales in the second quarter of fiscal 2005, to be the key driver of our growth strategy. As of July 30, 2005, we operated 136 full-line retail stores as well as two resort stores and 21 merchandise clearance outlet stores in 117 markets. We currently plan to open a total of approximately 60 new stores in fiscal 2005, including 28 stores we have opened as of the date of this report. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the remaining stores we plan to open in fiscal 2005. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

In the fiscal 2005 second quarter we introduced a co-branded credit card program under which our customers may earn and redeem points through any of our channels. As an incentive to activate the credit card, we offer our customers a one-time, 25% discount on merchandise purchased coincident with the activation of the card. Five points are awarded for every dollar spent at Coldwater Creek and one point is awarded for every dollar spent at other businesses where the card is accepted. Once a cardholder earns 2,000 points, they are issued a $20 coupon for Coldwater Creek merchandise. In order to earn points an individual must qualify for, accept and make purchases with the credit card. We accrue for the costs of merchandise related to the $20 coupon as the points are earned. In the fiscal 2005 second quarter and first six months the expenses associated with the accumulation of points and the offering of the $20 coupon were immaterial. We do not bear the credit risk associated with our co-branded credit card.

In conjunction with our co-branded credit card program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During the fiscal 2005 second quarter, approximately 28,000 new accounts were opened of which approximately 20,500 were activated resulting in a marketing fee of $1.7 million. Additionally, we receive from the issuing bank a sales royalty which is based on a percentage of all purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. In the fiscal 2005 second quarter and first six months the revenues associated with the sales royalty component of the co-branded credit card program were immaterial.

In the second quarter of fiscal 2004, we created a global sourcing department, which, in addition to our experienced direct sourcing personnel at our headquarters in Sandpoint, Idaho, includes employees in Hong Kong, India and Guatemala who perform compliance inspections of factories in those countries. We anticipate this strategy will provide an opportunity to increase our margins through the direct importing of our proprietary designs. We believe this new development will also allow us to improve economies of scale as we improve the efficiency of our procurement process. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases.

In the second quarter of fiscal 2004, we opened a design studio in New York with a dedicated team creating novel prints, patterns and working on new fabric initiatives. We anticipate that our design studio will allow us to bring innovative, fashion right merchandise to our customers on a timely basis.

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $95.2 million in net sales, or 61.6% of total net sales in the second quarter of fiscal 2005.

Full-Line Stores

We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. At July 30, 2005, we operated 136 full-line retail stores and plan to open a total of approximately 60 new stores in fiscal 2005, including 28 stores we have opened as of the date of this report. We believe we will be able to complete our 2005 expansion plans with available working capital.

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

Over the past several years we have tested various sizes of retail stores. In fiscal 2005, we expect our core new store model will average 5,000 square feet and will contribute net sales per square foot of approximately $500 in the third year of operations. For the first quarter of fiscal 2005, our 86 stores that had been open at least 13 months averaged approximately 6,000 square feet in size and $506 per square foot in annualized net sales. Most of these stores have been open for one to two years.

Outlet Stores and Resort Stores

We operated 21 outlet stores at July 31, 2005, where we sell excess inventory. We currently plan to open one additional outlet store during the remainder of fiscal 2005. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $59.4 million in net sales, or approximately 38.4% of our total net sales, in the fiscal 2005 second quarter. As we continue to roll out our retail stores, we expect our direct segment to continue to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

E-commerce Website

Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the fiscal 2005 second quarter, online net sales were $38.8 million and represented 25.1% of total net sales. As of July 30, 2005, we had approximately 2.5 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Our Catalogs

During the fiscal 2005 second quarter, our catalog business generated $20.6 million in net sales, or 13.3% of total net sales. We use our two core catalogs, Northcountry and Spirit, and our new Sport catalog, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

In August 2004, we began offering a new line of active-wear apparel merchandise under the Sport catalog title. We believe this line of merchandise is a natural extension of our core strength of offering casual apparel for every aspect of our customers’

lifestyle. Currently, Sport represents a small fraction of our overall merchandise mix and we plan to gradually explore its potential in both our retail and direct segments.

During fiscal 2005, we plan to continue to use a variety of print media advertising to promote sales in our retail stores, through our ecommerce website and through our catalogs, while, at the same time, promoting heightened awareness of the Coldwater Creek brand. Our print media consists of three primary vehicles: national magazine advertising, traditional catalogs and Coldwater Creek catalogs. National magazine advertisements are placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. These advertisements are designed to drive customer traffic to our three selling channels, as well as to increase brand awareness. Our traditional catalog mailings are designed to generate sales through our Direct Segment and are circulated under the titles Northcountry, Spirit and Sport. Coldwater Creek catalogs are catalogs that include an assortment of items from all three catalog titles and feature merchandise that can be found in our retail stores. These Coldwater Creek catalogs are designed and produced to drive retail store traffic and, accordingly, are primarily mailed into markets where we have a store.

During fiscal 2005, our print media advertising strategy will further emphasize the use of Coldwater Creek catalogs as a key vehicle for driving retail store traffic. While circulation for our traditional catalogs is planned to decrease slightly, growth in our retail store base is expected to provide additional opportunities for circulating Coldwater Creek catalogs in a larger number of store markets, compared with fiscal 2004. Consequently, we anticipate that the combined number of pages circulated through our traditional catalogs and Coldwater Creek catalogs in fiscal 2005 will approximate the combined number of pages circulated in the prior year. Additionally, we plan to increase the number of pages dedicated to national magazine advertising to further promote brand awareness and drive customer traffic in all channels.

Results of Operations

The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and six-month periods ended July 30, 2005 compared with the same periods in the prior year (in thousands):

	Three Months Ended
	July 30, 2005	% of net sales	July 31, 2004	% of net sales	$ change	% change
	(restated)
Net sales	$154,569	100.0%	$111,215	100.0%	$43,354	39.0%
Cost of sales	86,895	56.2%	64,436	57.9%	22,459	34.9%

Gross profit	67,674	43.8%	46,779	42.1%	20,895	44.7%
Selling, general and administrative expenses	57,019	36.9%	41,461	37.3%	15,558	37.5%

Income from operations	10,655	6.9%	5,318	4.8%	5,337	100.4%
Interest, net, and other	962	0.6%	221	0.2%	741	335.3%

Income before income taxes	11,617	7.5%	5,539	5.0%	6,078	109.7%
Income tax provision	4,635	3.0%	2,201	2.0%	2,434	110.6%

Net income	$6,982	4.5%	$3,338	3.0%	$3,644	109.2%

	Six Months Ended
	July 30, 2005	% of net sales	July 31, 2004	% of net sales	$ change	% change
	(restated)
Net sales	$310,205	100.0%	$235,675	100.0%	$74,530	31.6%
Cost of sales	169,694	54.7%	134,734	57.2%	34,960	25.9%

Gross profit	140,511	45.3%	100,941	42.8%	39,570	39.2%
Selling, general and administrative expenses	116,488	37.6%	86,845	36.8%	29,643	34.1%

Income from operations	24,023	7.7%	14,096	6.0%	9,927	70.4%
Interest, net, and other	1,720	0.6%	252	0.1%	1,468	582.5%

Income before income taxes	25,743	8.3%	14,348	6.1%	11,395	79.4%
Income tax provision	10,270	3.3%	5,690	2.4%	4,580	80.5%

Net income	$15,473	5.0%	$8,658	3.7%	6,815	78.7%

Comparison of the Three- and Six-Month Periods Ended July 30, 2005 with the Three- and Six-Month Periods Ended July 31, 2004:

Consolidated Results of Operations

Consolidated Net Sales. Our consolidated net sales for the fiscal 2005 second quarter and first six months increased by $43.4 million, or 39.0%, and by $74.5 million, or 31.6%, respectively.

For the fiscal 2005 first quarter, the increase in our consolidated net sales was primarily due to an increase of $29.9 million, or 55.1%, in full-line retail store net sales, and to increases of $7.1 million, or 99.7%, in Internet disposition net sales, $5.2 million, or 27.5%, in full-price Internet net sales and $3.1 million, or 44.0%, in outlet store net sales. These positive impacts were partially offset by decreases of $3.1 million, or 14.7%, in full-price catalog net sales and $0.5 million, or 15.4%, in clearance catalog net sales.

For the six-month period, the increase in our consolidated net sales was primarily due to an increase of $55.9 million, or 53.1%, in full-line retail store net sales, and to increases of $9.8 million, or 21.3%, in full-price Internet net sales, $8.6 million, or 57.0%, in Internet disposition net sales and $4.3 million, or 34.7%, in outlet store net sales. These positive impacts were partially offset by decreases of $4.2 million, or 8.2%, in full-price catalog net sales and $1.5 million, or 29.9%, in clearance catalog net sales.

Additionally, in the fiscal 2005 second quarter we introduced a co-branded credit card program. In conjunction with this program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. This marketing fee is included in our consolidated net sales and contributed $1.7 million during both the fiscal 2005 second quarter and first six months. As an incentive to activate the credit card, we offer our customers a one-time, 25% discount on merchandise purchased coincident with the activation of the card which partially offset the $1.7 million marketing fee.

Consolidated Gross Profit Dollars and Rate. Our consolidated gross profit dollars for the fiscal 2005 second quarter and first six months increased by $20.9 million, or 44.7%, and by $39.6 million, or 39.2%, respectively. Our consolidated gross profit rate for the fiscal 2005 second quarter and first six months increased to 43.8% and to 45.3%, respectively.

The increases in our consolidated gross profit dollars for both the three- and six-month periods of fiscal 2005 were primarily due to the increases in our consolidated net sales. Also, contributing to the increases in our consolidated gross profit dollars, although to a significantly lesser extent, were the factors discussed below that impacted our consolidated gross profit rates.

The increases in our consolidated gross profit rates were primarily attributable to improvements in merchandise margins on sales in all channels. We primarily attribute the improvements in our merchandise margins to lower merchandise costs resulting from higher purchase volumes relative to the prior year due to both our retail expansion and, to a lesser extent, to the concentration of our merchandise purchases with fewer, larger vendors. During the fiscal 2005 second quarter and first six months, merchandise margins improved:

•	1.3 percentage points and 3.6 percentage points, respectively, on our full-price direct segment sales.

•	2.3 percentage points and 2.0 percentage points, respectively, on our full-price retail sales.

•	0.8 percentage points and 1.7 percentage points, respectively, on our clearance sales.

Also contributing to the increases in our consolidated gross profit rates were improvements of 1.0 percentage points in the leveraging of our full-line retail store occupancy costs in both the three- and six-month periods of fiscal 2005. We were able to leverage our retail store occupancy costs during these periods primarily due to improved net sales at our retail stores.

For the fiscal 2005 second quarter, an increase in the percentage of total net sales contributed by clearance sales compared with full-price sales partially offset the improvements discussed above. Clearance sales comprised approximately 18% of our total net sales in the fiscal 2005 second quarter compared with approximately 16% of our total net sales in the fiscal 2004 second quarter. Clearance sales comprised approximately the same percentage of our total net sales in both the first six months of fiscal 2005 and 2004.

Our consolidated cost of sales includes $1.4 million and $2.7 million of vendor rebates in the fiscal 2005 second quarter and first six months, respectively, and includes $1.3 million and $2.0 in the fiscal 2004 second quarter and first six months, respectively. These increases were due to higher purchase volumes relative to the prior year due to our retail expansion. These rebates were credited to cost of sales as the related merchandise was sold.

Consolidated Selling, General and Administrative Expenses. Our consolidated selling, general and adminstrative expenses for the fiscal 2005 second quarter and first six months increased by $15.6 million, or 37.5%, and by $29.6 million, or 34.1%, respectively.

For both the fiscal 2005 second quarter and first six-months the increases in our consolidated selling, general and adminstrative expenses were primarily the result of incremental personnel costs, principally consisting of retail administrative staff wages, store employee wages, related taxes and employee benefits associated with our retail expansion. These personnel costs increased $7.1 million, or 47.4%, and increased $13.1 million, or 45.0%, in the fiscal 2005 second quarter and first six months, respectively, from the comparable periods in the prior year. Additionally, incentive compensation expense which is based on corporate performance increased $0.5 million and $0.6 million in the fiscal 2005 second quarter and first six months, respectively.

Also contributing to the increases in our consolidated selling, general and adminstrative expenses for both the fiscal 2005 second quarter and first six-months were additional expenses of approximately $1.4 million and $4.4 million associated with increased catalog mailings. Our catalog mailings increased 18.1% and 12.0% in the fiscal 2005 second quarter and first six months, respectively, primarily due to the mailing of our new Coldwater Creek catalogs. These Coldwater Creek catalogs are designed and produced to drive retail store traffic and, accordingly, are primarily mailed into markets where we have an existing store. Additionally, our brand advertising increased $1.2 million, or 280.6%, in the fiscal 2005 first quarter and increased $2.5 million, or 179.0%, from the same periods a year ago. This increase was primarily due to our expanded national magazine advertising initiative designed to increase brand recognition through the placement of four-page advertisements.

Consolidated Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales. Our consolidated selling, general and adminstrative expenses expressed as a percentage of net sales for the fiscal 2005 second quarter and first six months decreased slightly to 36.9% and increased to 37.6%, respectively.

During both the fiscal 2004 second quarter and first six months, we were able to improve the leveraging of the expenses associated with our marketing initiatives. We believe this positive impact was the result of our effective use of print media advertising to promote sales in retail stores, over the Internet and through catalogs, while at the same time, promoting heightened awareness of the Coldwater Creek brand.

Partially offsetting this positive impact in the fiscal 2005 second quarter and more than offsetting it in the first six months of fiscal 2005 was reduced leveraging of personnel costs associated with our retail expansion. The leveraging of these personnel costs decreased by 1.3 percentage points in both the fiscal 2005 second quarter and first six months from the comparable periods in the prior year. We primarily attribute this reduced leveraging to our ongoing efforts to build our personnel infrastructure in anticipation of future growth related to our retail expansion.

Consolidated Provision for Income Taxes. For the fiscal 2005 second quarter and first six months our consolidated provision for income taxes increased by $2.4 million, or 110.6%, and by $4.6 million, or 80.5%, respectively. The increase in our consolidated provision for income taxes for both the fiscal 2005 second quarter and first six months was the result of higher pre-tax income.

Consolidated Effective Income Tax Rate. Our effective income tax rate was 39.9% and 39.7% in the second quarters of fiscal 2005 and 2004, respectively, and was 39.9% and 39.7% in the first six month periods of fiscal 2005 and 2004, respectively.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
	July 30, 2005	% of Total	July 31, 2004	% of Total	Change
					$	%
Retail	$95,201	61.6%	$61,266	55.1%	$33,935	55.4%

Internet	38,767	25.1%	25,952	23.3%	12,815	49.4%
Catalog	20,601	13.3%	23,997	21.6%	(3,396)	-14.2%

Direct	59,368	38.4%	49,949	44.9%	9,419	18.9%

Total	$154,569	100.0%	$111,215	100.0%	$43,354	39.0%

	Six Months Ended
	July 30, 2005	% of Total	July 31, 2004	% of Total	Change
					$	%
Retail	$178,982	57.7%	$117,775	50.0%	$61,207	52.0%

Internet	79,827	25.7%	60,889	25.8%	18,938	31.1%
Catalog	51,396	16.6%	57,011	24.2%	(5,615)	(9.8)%

Direct	131,223	42.3%	117,900	50.0%	13,323	11.3%

Total	$310,205	100.0%	$235,675	100.0%	$74,530	31.6%

Our retail segment’s net sales increased by $33.9 million, or 55.4%, and by $61.2 million, or 52.0%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. Since the end of the fiscal 2004 second quarter we have opened 47 full-line retail stores. These new stores contributed net sales of $21.3 million and $36.1 million in the fiscal 2005 second quarter and first six months, respectively. Additionally, full-line retail stores that were open during only a portion of the fiscal 2004 three- and six-month periods, but were open during the entirety of the fiscal 2005 three- and six month periods contributed incremental net sales of $2.7 million and $13.5 million, respectively. Also contributing to the increase in our retail segment’s net sales, were increases of $3.1 million, or 44.0%, and $4.3 million, or 34.7%, in our outlet store net sales for the fiscal 2005 second quarter and first six month, respectively.

Additionally, in the fiscal 2005 second quarter we introduced a co-branded credit card program. In conjunction with this program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. This marketing fee contributed $1.0 million to our retail segment’s net sales during both the fiscal 2005 second quarter and first six months.

Our direct segment’s net sales increased by $9.4 million, or 18.9%, and by $13.3 million, or 11.3% in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago.

Our catalog business’ net sales, which are derived from orders taken from customers over the phone or through the mail, decreased $3.4 million, or 14.2%, and decreased $5.6 million, or 9.8%, in the fiscal 2005 first quarter and first six months, respectively, from the comparable periods last year. Our catalog business’ net sales exclude net sales that we believe were driven by our catalog mailings but were made through other channels. We use our catalogs to drive sales in all our channels. Consequently, we primarily attribute the decreases in our catalog business’ net sales for both the fiscal 2005 three- and six-month periods to our customers choosing to purchase merchandise through the channel they deem most convenient. We believe our sales related to orders taken from customers over the phone and through the mail are down because customers are increasingly choosing to order via the Internet or at our expanding base of full-line retail stores.

Our Internet business’ net sales increased $12.8 million, or 49.4%, and increased $18.9 million, or 31.1%, in the fiscal 2005 first quarter and first six months, respectively, from the comparable periods last year. The growth in our Internet business net sales in both the fiscal 2005 three- and six-month periods was primarily driven by our increased ability to target customers through our expanding database of e-mail addresses. Our database of e-mail addresses increased 25.0% in the fiscal 2005 second quarter from the same period last year.

Operating Contribution. The following tables summarize our operating contribution by segment (in thousands):

	Three Months Ended
	July 30, 2005%			July 31, 2004%			Change
							$	%
				(restated)
Retail	$16,653	17.5	% (1)	$9,323	15.2	% (1)	$7,330	78.6%
Direct	12,093	20.4	% (2)	9,929	19.9	% (2)	2,164	21.8%
Corporate and other	(18,091)	(11.7	)% (3)	(13,934)	(12.5	)% (3)	(4,157)	29.8%

Consolidated income from operations	$10,655	6.9	% (3)	$5,318	4.8	% (3)	$5,337	100.4%

	Six Months Ended
	July 30, 2005%			July 31, 2004%			Change
							$	%
				(restated)
Retail	$32,399	18.1	% (1)	$18,354	15.6	% (1)	$14,045	76.5%
Direct	28,620	21.8	% (2)	24,500	20.8	% (2)	4,120	16.8%
Corporate and other	(36,996)	(11.9	)% (3)	(28,758)	(12.2	)% (3)	(8,238)	28.6%

Consolidated income from operations	$24,023	7.7	% (3)	$14,096	6.0	% (3)	$9,927	70.4%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales

(3)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Our retail segment’s operating contribution increased by $7.3 million, or 78.6%, and by $14.0 million, or 76.5%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. We primarily attribute these increases to the 47 retail stores opened since the end of the fiscal 2004 second quarter and, to a lesser extent, to increased merchandise margins on our full-price retail sales and to improved net sales at our retail stores, which has allowed us to improve the leveraging of retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 2.3 percentage points and by 2.0 percentage points during the fiscal 2005 second quarter and first six months, respectively, from same periods last year. Additionally, we experienced improvements of 1.0 percentage points in the leveraging of our full-line retail store occupancy costs during both the fiscal 2005 second quarter and first six months from the comparable periods last year.

Partially offsetting these positive impacts in the fiscal 2005 second quarter and first six months were increased personnel costs associated with our retail expansion and reduced leveraging of those costs. These personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For the fiscal 2005 second quarter and first six months, personnel costs impacting our retail segment’s operating contribution increased $7.1 million, or 64.2%, and $12.7 million, or 60.4%, respectively. The leveraging of these personnel costs decreased by 1.3 percentage points in both the fiscal 2005 second quarter and first six months from the comparable periods in the prior year. We primarily attribute this reduced leveraging to our ongoing efforts to build up our personnel infrastructure in anticipation of future growth related to our retail expansion.

Our direct segment’s operating contribution increased by $2.2 million, or 21.8%, and by $4.1 million, or 16.8%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. These increases were primarily due to increased direct segment net sales and, to a lesser extent, to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of approximately 1.3 percentage points and 3.6 percentage points in the fiscal 2005 second quarter and first six months, respectively, from the same period last year.

Our corporate and other operating contribution decreased by $4.2 million, or 29.8%, and by $8.2 million, or 28.6%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. These decreases were primarily due to increases in brand advertising of $1.2 million, or 280.6%, and $2.5 million, or 179.0%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods last year. Also contributing to these decreases were increased administrative and technical support salaries associated with our retail expansion and increased incentive compensation. Administrative and technical support salaries associated with our retail expansion increased by $0.9 million, or 16.7% and by $1.8 million, or 15.9%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods last year. Incentive compensation which is based on corporate performance increased by $0.5 million, or 36.7%, and by $0.6 million, or 20.8%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods last year. These negative impacts in both the fiscal 2005 second quarter and first six months were partially offset by the leveraging of certain fixed corporate overhead costs associated with our increasing net sales.

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

We alter the composition, magnitude and timing of our merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of our merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer sales thereafter.

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

On January 27, 2005, we entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the “Agreement”). This credit facility replaced our $60.0 million credit facility with Wells Fargo Bank pursuant to the credit agreement dated March 5, 2003 between us and Wells Fargo Bank, National Association, and various other financial institutions. The Agreement increased the limit on our ability to issue letters of credit from $20.0 million to $40.0 million, removed a key financial covenant that required us to maintain a certain fixed charge ratio, and removed certain common share ownership restrictions with respect to Dennis Pence, our Chairman and Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on our leverage ratio than under the prior agreement.

The Agreement also amended the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) we are required to maintain. The Agreement continues to restrict our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. At July 30, 2005, we had $13.2 million in outstanding letters of credit under this Agreement and had not drawn down any amounts under the credit facility.

Our operating activities generated $11.9 million and $19.3 million of positive cash flow during the first six months of fiscal 2005 and 2004, respectively. On a comparative year-to-year basis, the increase in our cash flow generated from our operating activities in the first half of fiscal 2005 primarily reflects the positive cash flow effects of increased net income and, to a lesser extent, increased depreciation and amortization and increased deferred rents. Our depreciation and amortization increased due to incremental capitalized leasehold improvements associated with our retail expansion. Our deferred rents increased due to additional tenant allowances related to our retail expansion.

Partially offsetting these positive cash flow impacts were increased accounts receivable and, to a lesser extent, increased inventories and decreased accrued liabilities. Our accounts receivable increased primarily due to additional tenant allowances receivables related to our retail expansion and, to a lesser extent, to receivables of $1.7 million related to our co-branded credit card program launched in the fiscal 2005 second quarter. Our inventories increased primarily due to incremental merchandise requirements related to a new Northcountry catalog mailed during the fiscal 2005 second quarter. Our accrued liabilities decreased due to a reduction in the liability for incentive compensation. This reduction was the result of our improved profitability upon which the amount of incentive compensation is based.

Our investing activities consumed $31.3 million and $21.3 million of cash during the first six months of fiscal 2005 and 2004, respectively. Cash outlays in these periods were principally for capital expenditures.

For the first six months of fiscal 2005 and fiscal 2004, our capital expenditures principally reflect the cost of leasehold improvements for new retail stores and, to a substantially lesser extent, furniture and fixtures for both new and existing retail stores and various technology hardware and software additions and upgrades. For the first six months of fiscal 2005, our capital expenditures also include the costs associated with converting approximately 25,000 square feet of single-level, high-ceiling storage space in our former Sandpoint Distribution Center into three floors to provide approximately 75,000 square feet of additional administrative office space and the capital costs associated with the Company’s participation in a jet timeshare program.

Our financing activities provided $1.3 million and $44.9 million of cash during the first six months of fiscal 2005 and 2004, respectively. The amount for the first six months of fiscal 2005 consists of proceeds from the exercise of previously granted stock options to purchase 322,525 shares of common stock at an average price of $4.10 per share. Our financing activities during the first six months of fiscal 2004 primarily reflect net proceeds of $42.1 million from our public stock offering completed in May 2004. The amount for the first six months of fiscal 2004 also includes proceeds from the exercise of previously granted stock options to purchase 599,953 shares of common stock at an average exercise price of $3.80 per share.

As a result of the foregoing, we had $125.8 million in consolidated working capital at July 30, 2005 compared with $105.9 million at July 31, 2004. Our consolidated current ratio was 2.5 at July 30, 2005 compared with 2.6 at July 31, 2004. We had no outstanding short-term or long-term bank debt at July 30, 2005, or July 31, 2004.

On May 26, 2004, we completed a public offering of 5,040,000 shares of our common stock at a price to the public of $9.11 per share. The net proceeds to us were approximately $42.1 million after deducting underwriting discounts and commissions and our offering expenses. We currently intend to use the net proceeds from the offering to continue to expand our retail operations and for working capital and for other general corporate purposes. The common stock and price per share amounts discussed here have been adjusted to reflect the stock dividend declared by the Board of Directors on February 12, 2005.

At July 30, 2005, we operated 136 full-line retail stores and, as of the date of this report, we have since opened an additional six stores in the fiscal 2005 third quarter for a total of 142 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next five to seven years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $42.0 million in capital expenditures for the remainder of fiscal 2005, primarily for the new full-line retail stores we have yet to open, and, to a substantially lesser extent, the conversion of a portion of our Sandpoint Distribution Center into additional administrative office space, additional capital costs related to our participation in a jet timeshare program and various technology additions and upgrades. These expenditures are expected to be funded from operating cash flows, working capital and the proceeds from the public offering of shares of our Common Stock completed on May 26, 2004.

Over the past several years we have tested various sizes of retail stores. In fiscal 2005, we expect our core new store model will average 5,000 square feet, and will contribute net sales per square foot of approximately $500 in the third year of operations.

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

Future Outlook

Due to competition from discount retailers that has put downward pressure on retail prices for women’s apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue. Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The United States and the European Union have re-imposed trade quotas on certain textile categories that will be in effect through December 2008. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

We expect our retail segment to be the key driver of our growth in the future. As our retail business grows, we will add additional overhead such as incremental corporate personnel costs. However, over time, we expect our sales dollar growth to outpace our addition of infrastructure expenses. Consequently, we believe that our retail expansion will increase our overall profitability. We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in our overall profitability by

0increasing the percentage of merchandise we purchase directly from overseas vendors. During fiscal 2005, we expect that we will be the importer of record of approximately 15% of our total merchandise purchases.

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

•	Revenue Recognition and Sales Return Estimates

•	Inventory Valuation, Including Obsolesence Reserve

•	Catalog Cost Amortization

During the first six months of fiscal 2005, there were no changes in the above critical accounting policies.

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

The following tables summarize our minimum contractual commitments and commercial obligations as of July 30, 2005:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First Six Months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases (a)	$295,204	$16,600	$69,630	$67,502	$16,166	$125,306
Inventory purchase orders	158,461	156,057	2,404	—	—	—

Total	$453,665	$172,657	$72,034	$67,502	$16,166	$125,306

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First Six Months of 2010	Thereafter
	(In thousands)
Commercial Commitments
Letters of credit	$13,237	$13,237	$—	$—	$—	$—

Total	$13,237	$13,237	$—	$—	$—	$—

(a)	We lease our retail store space as well as other property and equipment under operating leases. Our retail store leases require percentage rentals on sales above specified minimums. These operating lease obligations do not include contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options.

Subsequent to July 30, 2005, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First six months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$15,959	$244	$2,765	$3,083	$801	$9,066

Total	$15,959	$244	$2,765	$3,083	$801	$9,066

Risk Factors

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is our retail store expansion. At July 30, 2005, we operated 136 full-line retail stores and, as of the date of this report, we have since opened an additional six stores in the fiscal 2005 third quarter for a total of 142 stores currently in operation. We currently plan to open a total of approximately 60 new stores in fiscal 2005. We believe we have the potential to open 450 to 500 retail stores over the next five to seven years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

•	Identify or secure premium retail space;

•	Negotiate site leases or obtain favorable lease terms for the retail store locations we identify; and

•	Prevent construction delays and cost overruns in connection with the build-out of new stores.

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

As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia but also those located in India and Central America. During fiscal 2005 we anticipate that we will be the importer of record on approximately 15% of our total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

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

On December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The United States and the European Union have re-imposed trade quotas on certain textile categories that will be in effect through December 2008. Our sourcing strategy is designed to allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas. However, our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies and/or other trade disruptions.

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

We face substantial competition from discount retailers and others in the women’s apparel industry.

We believe our customers are willing to pay slightly higher prices for our unique merchandise and superior customer service. However, we face substantial competition from discount retailers, such as Kohl’s and Target, for basic elements in our merchandise lines. We have also seen increased interest in our customer demographic recently from other major retailers. Our net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. We expect this price deflation to continue as a result of the expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain our gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team.

Our future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Dan Griesemer, Executive Vice President, Sales and Marketing; and Melvin Dick, Executive Vice President and Chief Financial Officer. The loss of any of these individuals or other key personnel could have a material adverse effect on our business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, our quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to our merchandise offerings, the size of our catalog mailings, the timing of our retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $20.58 per share and $6.63 per share, respectively, during the fiscal year ended January 29, 2005. The reported high and low closing sales prices of our common stock were $27.69 per share and $16.34 per share, respectively, during the fiscal 2005 second quarter ended July 30, 2005. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended July 30, 2005, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting:

During the second quarter of 2005, we implemented system and procedural changes related to the new co-branded credit card program to ensure proper recognition and reporting of related sales discounts, income due from the issuing bank, and points earned and redeemed by our customers.

In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), other than the change described above, we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the second quarter ended July 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The 2005 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 11, 2005. At such meeting, the following proposals were voted upon and approved:

1. Proposal No. 1: To elect two Class I directors to the Company’s Board of Directors.

	For	Withhold
Curt Hecker	57,122,141	1,607,395
Georgia Shonk-Simmons	41,780,840	16,948,696

2. Proposal No. 2: To consider and vote upon a proposal to approve an amendment and restatement of the Company’s 1996 Stock Option/Stock Issuance Plan.

	For	Against	Abstain	Broker non-votes
	51,555,603	3,025,384	32,201	4,116,348

3. Proposal No. 3: To consider and vote upon a proposal to approve the material terms of the performance criteria for executive compensation.

	For	Against	Abstain	Broker non-votes
	41,212,532	1,277,885	12,122,771	4,116,348

4. Proposal No. 4: To consider and vote upon a proposal to ratify the selection of KPMG LLP as independent registered public accountants for the Company for the fiscal year ending January 28, 2006.

	For	Against	Abstain	Broker non-votes
	58,700,518	19,529	9,489	—

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Document

21.1	List of Significant Subsidiaries at July 30, 2005

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of September 2005.

COLDWATER CREEK INC.

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DUANE A. HUESERS
Vice President of Finance
(Principal Accounting Officer)