Form 10-Q
period 2005-10-29
COLDWATER CREEK INC
filed 2005-12-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended October 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 5, 2005
Common Stock ($.01 par value)	61,250,712

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	October 29, 2005	January 29, 2005	October 30, 2004
			(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,677	$111,204	$113,128
Receivables	32,089	12,708	19,165
Inventories	113,019	63,752	91,151
Prepaid and other	8,057	6,628	6,547
Prepaid and deferred marketing costs	18,333	6,905	9,583
Deferred income taxes	434	1,079	—

Total current assets	276,609	202,276	239,574

Property and equipment, net	162,336	120,689	116,667
Deferred income taxes	2,788	1,233	—
Escrow and restricted cash	1,012	—	—
Other	306	388	425

Total assets	$443,051	$324,586	$356,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,329	$49,406	$94,934
Accrued liabilities	35,889	31,646	30,979
Income taxes payable	3,748	4,736	2,365
Deferred income taxes	—	—	115

Total current liabilities	150,966	85,788	128,393

Deferred rents	59,862	40,319	39,929
Deferred income taxes	—	—	2,043
Other	195	200	200

Total liabilities	211,023	126,307	170,565

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized,
61,160,755, 60,652,538 and 60,548,985 shares issued, respectively	612	607	605
Additional paid-in capital	105,773	98,861	98,086
Deferred compensation on restricted stock	(1,074)	—	—
Retained earnings	126,717	98,811	87,410

Total stockholders’ equity	232,028	198,279	186,101

Total liabilities and stockholders’ equity	$443,051	$324,586	$356,666

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(restated)		(restated)
Net sales	$190,115	$150,504	$500,320	$386,179
Cost of sales	99,325	81,942	269,020	216,676

Gross profit	90,790	68,562	231,300	169,503
Selling, general and administrative expenses	71,118	53,403	187,605	140,248

Income from operations	19,672	15,159	43,695	29,255
Interest, net, and other	1,015	(168)	2,736	84

Income before income taxes	20,687	14,991	46,431	29,339
Income tax provision	8,254	5,921	18,525	11,610

Net income	$12,433	$9,070	$27,906	$17,729

Net income per share - Basic	$0.20	$0.15	$0.46	$0.31

Weighted average shares outstanding - Basic	61,104	60,330	60,902	57,743

Net income per share - Diluted	$0.20	$0.15	$0.44	$0.30

Weighted average shares outstanding - Diluted	63,007	62,290	62,845	59,771

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 29, 2005	October 30, 2004
		(restated)
OPERATING ACTIVITIES:
Net income	$27,906	$17,729
Non cash items:
Depreciation and amortization	18,411	14,432
Amortization of deferred compensation	252	—
Deferred rent amortization	(1,494)	(772)
Deferred income taxes	(910)	(647)
Tax benefit from exercises of stock options	3,224	3,558
(Gain) loss on asset disposition	(112)	128
Other	19	200
Net change in current assets and liabilities:
Receivables	(19,381)	(8,482)
Inventories	(49,267)	(38,450)
Prepaid and other	(1,493)	(1,578)
Prepaid and deferred marketing costs	(11,428)	(5,364)
Accounts payable	60,393	54,923
Accrued liabilities	2,248	5,400
Income taxes payable	(988)	(1,724)
Net change in deferred rents	23,539	19,049

Net cash provided by operating activities	50,919	58,402

INVESTING ACTIVITIES:
Purchase of property and equipment	(58,270)	(37,648)
Escrows and restricted cash	(1,012)	—
Repayments of executive loans	—	191

Net cash used in investing activities	(59,282)	(37,457)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,616
Net proceeds from exercises of stock options	1,836	3,813

Net cash provided by financing activities	1,836	46,429

Net (decrease) increase in cash and cash equivalents	(6,527)	67,374
Cash and cash equivalents, beginning	111,204	45,754

Cash and cash equivalents, ending	$104,677	$113,128

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which such fiscal year commences. The Company’s floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but will occasionally give rise to an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. References to three-month periods, or fiscal quarters, refer to the quarter ended on the date indicated. References to the nine-month periods, or to the fiscal first nine months, refer to the 39 weeks ended on the date indicated.

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

Restatement of prior financial information

The Company restated its consolidated balance sheet at October 30, 2004, its consolidated statements of operations for the three- and nine-month periods ended October 30, 2004 and its consolidated statement of cash flows for the nine-month period ended October 30, 2004. The restatement also affected the other quarterly periods of fiscal 2004, the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrected an error relating to the Company’s recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Prior to the correction, the Company followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date. Subsequent to the correction, the Company began recording rent expense when it has the right to take possession of a store. For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	October 30, 2004	Adjustments	October 30, 2004
	(as previously reported)		(as restated)
Receivables	$17,439	$1,726	$19,165
Income taxes payable	2,079	286	2,365
Deferred rents	34,622	5,307	39,929
Non-current deferred income tax liabilities	3,747	(1,704)	2,043
Retained earnings	89,573	(2,163)	87,410

	Three Months Ended
	October 30, 2004	Adjustments	October 30, 2004
	(as previously reported)		(as restated)
Net sales	$150,504	$—	$150,504
Cost of sales	81,365	577	81,942

Gross profit	69,139	(577)	68,562
Selling, general and administrative expenses	53,403	—	53,403

Income from operations	15,736	(577)	15,159
Interest, net, and other	(168)	—	(168)

Income before provision for income taxes	15,568	(577)	14,991
Provision for income taxes	6,149	(228)	5,921

Net income	$9,419	$(349)	$9,070

Net income per share - Basic	$0.16		$0.15
Net income per share - Diluted	$0.15		$0.15

	Nine Months Ended
	October 30, 2004	Adjustments	October 30, 2004
	(as previously reported)		(as restated)
Net sales	$386,179	$—	$386,179
Cost of sales	215,765	911	216,676

Gross profit	170,414	(911)	169,503
Selling, general and administrative expenses	140,248	—	140,248

Income from operations	30,166	(911)	29,255
Interest, net, and other	84	—	84

Income before provision for income taxes	30,250	(911)	29,339
Provision for income taxes	11,971	(361)	11,610

Net income	$18,279	$(550)	$17,729

Net income per share - Basic	$0.32		$0.31
Net income per share - Diluted	$0.31		$0.30

Escrow and Restricted Cash

The Company presents Escrow and Restricted Cash as a non-current asset on its consolidated balance sheet and as an investing activity on its consolidated statement of cash flows. This relates to the Company’s participation in a business jet timeshare program.

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in the Company’s distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company’s full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

Prepaid and Deferred Marketing Costs and Advertising Expenses

All direct costs associated with the development, production and circulation of direct mail catalogs and national magazine advertisements are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Commission expenses associated with the Company’s participation in a web based affiliate program are expensed as incurred. All other advertising, primarily consisting of retail store promotional and signage expenses are expensed when the promotion begins.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store. This occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations the recorded rent expense will exceed the actual cash payments made. The difference between the two amounts is recorded as a deferred credit under the caption “deferred rents” on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made. The difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $10.0 million, $7.1 million and $6.9 million at October 29, 2005, January 29, 2005, and October 30, 2004, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “deferred rents” on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period in which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $57.1 million, $38.0 million and $37.5 million at October 29, 2005, January 29, 2005 and October 30, 2004, respectively.

Deferred Compensation on Restricted Stock

Grants of restricted stock units to eligible participants under the Company’s Amended and Restated Stock Option/Stock Issuance Plan result in the recognition of deferred compensation. Deferred compensation is determined by multiplying the number of restricted stock units granted by the grant date market value of the Company’s common stock. This amount is then amortized into the Company’s consolidated selling, general and administrative expenses over the vesting period of the restricted stock unit award. Deferred compensation is shown as a reduction of stockholders’ equity. During the fiscal 2005 three- and nine-month periods, amortized deferred compensation relating to grants of restricted stock units was approximately $152,000 and $252,000, respectively, versus $0 for both the fiscal 2004 three- and nine-month periods.

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.5 million and $0.9 million during the third quarters of fiscal 2005 and fiscal 2004, respectively. Pre-opening costs were approximately $3.0 million and $2.1 million during the first nine months of fiscal 2005 and fiscal 2004, respectively.

Credit Card Marketing Fee

In conjunction with the Company’s co-branded credit card program, the Company receives from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. The Company includes the marketing fee income in its consolidated net sales upon activation of the credit card by the customer. During the fiscal 2005 third quarter, approximately 60,800 cards were activated resulting in a marketing fee of $4.5 million. During the first nine months of fiscal 2005, approximately 81,300 cards were activated resulting in a marketing fee of $6.2 million. The Company’s co-branded credit card program was introduced during the fiscal 2005 second quarter. Consequently, no cards were issued or activated and no marketing fee was earned by the Company during the fiscal 2004 third quarter and first nine months.

Credit Card Coupon Program and Sales Royalty

The Company offers its credit card holders a program whereby points can be earned on purchases made with the co-branded credit card. Five points are awarded for every dollar spent at Coldwater Creek and one point is awarded for every dollar spent at other businesses where the card is accepted. Once a cardholder earns 2,000 points, they are issued a $20 coupon for Coldwater Creek merchandise. In order to earn points an individual must qualify for, accept and make purchases with the credit card. The Company accrues for the cost of merchandise related to the $20 coupon as the points are earned. In the fiscal 2005 third quarter and first nine months the expenses associated with the accumulation of points and the issuance of the $20 coupon were immaterial.

The Company also receives from the issuing bank a sales royalty which is based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. The sales royalty is intended to offset the cost of merchandise for points accumulated related to amounts spent by the cardholder at other businesses where the card is accepted. As such, the Company nets the sales royalty income against its consolidated cost of sales. In the fiscal 2005 third quarter and first nine months, the revenues associated with the sales royalty component of the co-branded credit card program were immaterial.

List rental income (expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands)
List rental income	$1,007	$1,188	$1,994	$2,707
List rental (expense)	(307)	(101)	(454)	(499)

Net list rental income	$700	$1,087	$1,540	$2,208

Interest, net, and other

Interest, net, and other consists of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands)
Interest (expense), including financing fees	$(42)	$(440)	$(109)	$(672)
Interest income	950	352	2,425	677
Other income	279	85	847	427
Other (expense)	(172)	(165)	(427)	(348)

Interest, net, and other	$1,015	$(168)	$2,736	$84

Net Income Per Share

Basic earnings per share (“EPS”) is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company’s common stock (the “Common Stock”) outstanding for the period. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to Common Stock.

On February 12, 2005, the Company’s Board of Directors declared a 50% stock dividend having the effect of a 1.5-for-1 stock split on its issued Common Stock. The Common Stock outstanding, retained earnings and net income per share amounts reported for all periods presented reflect this stock dividend.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that amends the compliance date for SFAS 123R. This rule requires companies to implement the provisions of SFAS 123R by the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006. See “Recently Issued Accounting Standards Not Yet Adopted” below for further details.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(restated)		(restated)
Net Income:
As reported	$12,433	$9,070	$27,906	$17,729
Add: Stock-based compensation included in net income, net of related tax effects	91	—	152	—
Deduct: Impact of applying SFAS 123	(311)	(213)	(758)	(567)

Pro forma	$12,213	$8,857	$27,300	$17,162

Net income per share:
As reported — Basic	$0.20	$0.15	$0.46	$0.31
Pro forma — Basic	$0.20	$0.15	$0.45	$0.30
As reported — Diluted	$0.20	$0.15	$0.44	$0.30
Pro forma — Diluted	$0.19	$0.14	$0.43	$0.29

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may be made in the future.

In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Risk free interest rate	4.0%	3.1%	3.8%	3.0%
Expected volatility	58.0%	74.5%	60.6%	76.9%
Expected life (in years)	4	4	4	4
Expected dividends	None	None	None	None

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for the three- and nine-month periods ended October 29, 2005 and October 30, 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in its first quarter of fiscal 2006. The Company is currently evaluating the financial statement impact of the provisions of SFAS 123R.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning January 29, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). This staff position requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This guidance is effective for periods beginning after December 15, 2005. Consequently, the Company will adopt the provisions of FSP 13-1 for its fiscal year beginning January 29, 2006. Management currently believes that adoption of the provisions of FSP 13-1 will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance became effective for periods beginning after June 29, 2005. Accordingly, the Company adopted the provisions of EITF 05-6 at the beginning of its fiscal 2005 third quarter with no material effect on the Company’s consolidated financial position or results of operations.

3. Receivables

Receivables consist of the following (in thousands):

	October 29, 2005	January 29, 2005	October 30, 2004
			(restated)
Tenant improvement	$16,943	$5,973	$8,873
Trade	8,077	5,078	6,998
Co-branded credit card	3,344	—	—
Vendor Allowances	2,257	—	1,824
Customer list rental	739	1,143	885
Other	729	514	585

Total	$32,089	$12,708	$19,165

The Company evaluates the credit risk associated with its receivables. At October 29, 2005, January 29, 2005 and October 30, 2004 no reserve was deemed necessary.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 29, 2005	January 29, 2005	October 30, 2004
			(restated)
Accrued payroll, related taxes and benefits	$10,249	$11,053	$10,733
Gift certificate/card liability	7,213	9,329	5,240
Current portion of deferred rents	7,207	4,705	4,497
Accrued sales returns	6,632	4,153	5,410
Accrued taxes	4,055	2,395	4,883
Other	533	11	216

Total	$35,889	$31,646	$30,979

5. Deferred Compensation Program

The Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (“Section 16 officers”) that, in aggregate, totaled $0.75 million at October 29, 2005. The Company’s Chief Executive Officer authorized compensation bonus pools for other employees that, in aggregate, totaled $3.9 million at October 29, 2005. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At October 29, 2005 and October 30, 2004, the Company had accrued $1.4 million and $2.1 million, respectively, related to these compensation bonus pools. These amounts are included in the caption “Accrued Liabilities” on the Company’s Consolidated Balance Sheets.

The total compensation and dates to be paid as of October 29, 2005, are summarized as follows (in thousands):

Description	Amount	Dates to be paid (1)
Section 16 officers:
Melvin Dick	$225	April 2006
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	$750

Twenty-six other employees	$3,925	Apr. 2006 -Apr. 2009

Authorized subsequent to October 29, 2005:
Six other employees	$750	November 2008

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

6. Supplemental Executive Retirement Plan

On October 1, 2005, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved a Supplemental Executive Retirement Plan (“SERP”) for certain executive officers and key employees of the Company effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions. The initial participants in the SERP are Georgia Shonk-Simmons, President and Chief Merchandising Officer, Melvin Dick, Executive Vice President and Chief Financial Officer, and Daniel Griesemer, Executive Vice President of Sales & Marketing. On November 1, 2005, the Committee approved Dennis C. Pence, Chairman and Chief Executive Officer, as an additional participant in the Company’s SERP.

7. Arrangements with Principal Shareholders

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

Aggregate expense reimbursements totaled approximately $103,000 and $144,000 for the third quarters of fiscal 2005 and fiscal 2004, respectively, and totaled $626,000 and $407,000 for the first nine months of fiscal 2005 and fiscal 2004, respectively.

Ann Pence retired from her position as a Director of the Company effective August 23, 2004. In connection with her retirement and in recognition of her contributions as co-founder of the Company, she was given the honorary title of Chairman Emeritus, and the Company extended to her certain post-retirement benefits. During the fiscal 2004 third quarter, the Company accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into the Company’s consolidated selling, general and administrative expenses and offsets the impact of the current post-retirement benefits expense. These amounts were immaterial to all periods presented and will be immaterial to all future periods.

8. Revolving Line of Credit

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

The Company had $13.4 million, $3.2 million and $1.7 million in outstanding letters of credit at October 29, 2005, January 29, 2005 and October 30, 2004, respectively.

9. Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(restated)		(restated)
Net income	$12,433	$9,070	$27,906	$17,729

Shares used to determine net income per basic share (1)	61,104	60,330	60,902	57,743
Net effect of dilutive stock options and restricted stock units (1) (2)	1,903	1,960	1,943	2,028

Shares used to determine net income per diluted share (1)	63,007	62,290	62,845	59,771

Net income per share:
Basic	$0.20	$0.15	$0.46	$0.31
Diluted	$0.20	$0.15	$0.44	$0.30

(1)	The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on February 12, 2005.
(2)	The number of anti-dilutive stock options excluded from the above computations were 16,000 and 0 for the three months ended October 29, 2005 and October 30, 2004, respectively, and were 21,000 and 82,000 for the nine months ended October 29, 2005 and October 30, 2004, respectively.

10. Commitments

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

The Company incurred aggregate rent expense under its operating leases of $9.3 million and $7.4 million, including contingent rent expense of $99,000 and $34,000, for the third quarters of fiscal 2005 and 2004, respectively. The Company incurred aggregate rent expense under its operating leases of $25.3 million and $19.8 million, including contingent rent expense of $159,000 and $95,000, for the first nine months of fiscal 2005 and 2004, respectively.

As of October 29, 2005, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2005	$9,121
Fiscal 2006	37,906
Fiscal 2007	38,968
Fiscal 2008	38,406
Fiscal 2009	37,433
Fiscal 2010 (first nine months)	27,319
Thereafter	141,925

Total	$331,078

Subsequent to October 29, 2005, the Company entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, as follows (in thousands):

Remainder of fiscal 2005	$—
Fiscal 2006	159
Fiscal 2007	502
Fiscal 2008	502
Fiscal 2009	502
Fiscal 2010 (first nine months)	377
Thereafter	3,176

Total	$5,218

Additionally, the Company had inventory purchase commitments of approximately $158.7 million and $113.9 million at October 29, 2005 and October 30, 2004, respectively.

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

The Company’s direct segment net sales are comprised of sales in the catalog and e-commerce businesses. These net sales are derived from orders taken from customers over the phone or through the mail. The Company’s e-commerce business’ net sales are derived from orders taken over the Internet. These net sales consist of sales in the Company’s full-line retail, resort and outlet stores and phone and Internet sales that originate in those stores.

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

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
		(restated)		(restated)
Net sales (1):
Retail	$115,180	$80,114	$294,162	$197,889
Direct	74,935	70,390	206,158	188,290

Consolidated net sales	$190,115	$150,504	$500,320	$386,179

Operating contribution:
Retail	$22,331	$16,735	$54,730	$35,089
Direct	19,395	14,847	48,014	39,347

Total operating contribution	41,726	31,582	102,744	74,436
Corporate and other	(22,054)	(16,423)	(59,049)	(45,181)

Consolidated income from operations	$19,672	$15,159	$43,695	$29,255

Depreciation and amortization:
Retail	$4,297	$3,184	$11,827	$8,609
Direct	232	70	518	293
Corporate and other	2,080	1,965	6,066	5,530

Consolidated depreciation and amortization	$6,609	$5,219	$18,411	$14,432

Total assets:
Retail			$203,381	$145,256
Direct			56,824	54,036
Corporate and other assets			182,846	157,374

Consolidated total assets			$443,051	$356,666

Capital expenditures:
Retail	$20,728	$12,829	$40,550	$30,050
Direct	120	824	1,674	2,146
Corporate and other	7,133	2,682	16,046	5,452

Consolidated capital expenditures	$27,981	$16,335	$58,270	$37,648

(1)	There have been no inter-segment sales during the reported fiscal quarters or first nine month-periods.

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

Restatement of Prior Financial Information

We have restated our consolidated balance sheet at October 30, 2004, our consolidated statements of operations for the three- and nine-months ended October 30, 2004 and our consolidated statement of cash flows for the nine-month period ended October 30, 2004. The restatement also affected the other quarterly periods of fiscal 2004, the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrected an error relating to our recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Prior to the correction, we followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date. Subsequent to the correction, we began recording rent expense when we have the right to take possession of a store. For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements included in this report and contained in our Annual Report on Form 10-K for fiscal 2004.

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

Our catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote our website and retail stores. During the third quarter of fiscal 2005, we mailed 23.8 million catalogs. We use our full-scale e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for our customers. At October 29, 2005, our database of e-mail addresses to which we regularly send customized e-mails totaled approximately 2.6 million.

We expect our retail business, which represented 60.6% of our total net sales in the third quarter of fiscal 2005, to be the key driver of our growth strategy. As of October 29, 2005, we operated 163 full-line retail stores as well as two resort stores and 21 merchandise clearance outlet stores in 128 markets. As of the date of this report we have opened 60 full-line retail stores during fiscal 2005, for a total of 174 stores. We do not plan to open additional full-line retail stores during the remainder of fiscal 2005. We currently plan to open a total of approximately 65 full-line retail stores in fiscal 2006. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the stores we plan to open in fiscal 2006. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

Recent Developments and Strategic Initiatives

Direct Sourcing

In the third quarter of fiscal 2004, we created a global sourcing department which now includes employees in Sandpoint, Idaho, Hong Kong, India and Guatemala, who are responsible for overseeing the direct sourcing of our merchandise. Direct sourcing allows us to have more control over the production, quality and transportation of our merchandise. We anticipate our direct sourcing strategy will provide an opportunity to increase our margins through the direct importing of our proprietary designs. We are on track to achieve our goal of being the importer of record on approximately 15% of our total merchandise purchases. During fiscal 2006 we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases.

Co-branded Credit Card Program

In the fiscal 2005 second quarter we introduced a co-branded credit card program under which our customers may earn and redeem points through any of our channels. As an incentive to apply for the credit card, we offer our customers a one-time, 25% discount on merchandise purchased at the time customers apply for a card. Five points are awarded for every dollar spent at Coldwater Creek and one point is awarded for every dollar spent at other businesses where the card is accepted. Once a cardholder earns 2,000 points, they are issued a $20 coupon for Coldwater Creek merchandise. In order to earn points an individual must qualify for, accept and make purchases with the credit card. We accrue for the costs of merchandise related to the $20 coupon as the points are earned. In the fiscal 2005 third quarter and first nine months the expenses associated with the accumulation of points and the offering of the $20 coupon were immaterial. We do not bear the credit risk associated with our co-branded credit card.

In conjunction with our co-branded credit card program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During the fiscal 2005 third quarter, approximately 79,200 new accounts were opened of which approximately 60,800 were activated resulting in a marketing fee of $4.5 million. Additionally, we receive from the issuing bank a sales royalty which is based on a percentage of all purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. In the fiscal 2005 third quarter and first nine months the revenues associated with the sales royalty component of the co-branded credit card program were immaterial.

We believe that over time the marketing fee revenue component of our co-branded credit card program will decrease as fewer customers enter the program. At the same time we expect the sales royalty revenue to increase but to be mostly offset by an increase in the expenses associated with the accumulation of points. Additionally, the issuing bank has the right to modify certain terms of the agreement that governs the co-branded credit card program. Any changes made to the terms of this agreement may not be to our benefit.

National Advertising Campaign

One of our primary vehicles for attracting new customers to the Coldwater Creek brand is the placement of multiple page advertisements in national magazines popular with women in our demographic niche. These advertisements promote sales in all of our channels, while promoting heightened awareness of the Coldwater Creek brand. National magazine advertisements are placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. In the near term we expect the increase in our overall profitability measured as a percentage of net sales will be partially offset by the expense associated with our plans to increase advertisements in national magazines. However, in the longer term we believe that our acquiring additional market share will ultimately contribute to our overall profitability rate.

Distribution Center Expansion

Construction is planned to begin to add approximately 350,000 square feet to our existing distribution center in Mineral Wells, West Virginia in the fourth quarter of fiscal 2005 and we plan to take possession of the new space in the second half of fiscal 2006. After this expansion, our distribution facility will be approximately one million square feet in size. We believe this expanded distribution center will be able support up to 450 to 500 retail stores.

Third Quarter Overview

Increases in consolidated net sales of 26.3% and consolidated net income of 37.1% for the third quarter were primarily the result of an increase of 56 retail stores compared with the prior year and strong customer response to our fall merchandise. Better than anticipated sales activity in August and October acted to offset the negative impact of Hurricane Katrina and related macroeconomic events during the first three weeks of September. Also during the third quarter, approximately 60,800 new accounts were activated under our co-branded credit card program, resulting in marketing fee revenue of $4.5 million. Again this past quarter Internet growth offset the decline in catalog sales, resulting in an overall increase in direct segment net sales of 6.5% for the period. Consolidated results for the quarter also reflect a 220-basis-point improvement in the gross profit rate as compared with the third quarter of 2004 due to improved merchandise margins and leveraging of our full-line retail store occupancy costs.

Selling, general and administrative expenses increased as a percentage of net sales during the period primarily due to increased personnel costs associated with our retail expansion and, to a lesser extent, increased national magazine advertising, as we expanded our advertising program in major women’s magazines for the holiday season.

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and phone and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $115.2 million in net sales, or 60.6% of total net sales in the third quarter of fiscal 2005.

Full-Line Stores

We opened our first full-line retail store in November 1999 and have since tested and refined our store format and reduced capital expenditures required for build-out. We believe there is an opportunity to grow to 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. At October 29, 2005, we operated 163 full-line retail stores. As of the date of this report we have opened 60 stores during fiscal 2005. We do not plan to open additional stores during the remainder of fiscal 2005. We currently plan to open a total of approximately 65 full-line retail stores in fiscal 2006. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of the stores we plan to open in fiscal 2006. We believe we will be able to complete our 2006 expansion plans with available working capital. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

After 2006 it is our current intention to continue to open new stores at our current pace, although we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess our store rollout plans based on the overall retail environment, the performance of our retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase our planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail our store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

Over the past several years we have tested various sizes of retail stores. We refined our core store model in the second half of fiscal 2005, and, in fiscal 2006, we expect our new core store model will average 5,500 square feet and will contribute net sales per square foot of approximately $500 in the third year of operations. For the third quarter of fiscal 2005, our 97 stores that had been open at least 13 months averaged approximately 5,800 square feet in size and $510 per square foot in annualized net sales. Most of these stores have been open for one to two years.

Outlet Stores and Resort Stores

We operated 21 outlet stores at October 29, 2005 and opened one additional outlet store subsequent to that date. We currently plan to open four additional outlet stores during fiscal 2006. We generally locate the outlets within clusters of our retail stores to efficiently manage our inventory and clearance activities, but far enough away to avoid significantly diminishing our full-line store sales. Unlike many other apparel retailers, we use our outlet stores only to sell overstocked premium items from our full-line retail stores and do not have merchandise produced directly for them. We currently operate two resort stores in Sandpoint, Idaho and Jackson, Wyoming.

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $74.9 million in net sales, or approximately 39.4% of our total net sales, in the fiscal 2005 third quarter. As we continue to roll out our retail stores, we expect our direct segment to continue to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

E-commerce Website

Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the fiscal 2005 third quarter, online net sales were $47.0 million and represented 24.7% of total net sales. As of October 29, 2005, we had approximately 2.6 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Print Media Advertising

During the fiscal 2005 third quarter, our catalog business generated $27.9 million in net sales, or 14.7% of total net sales. We use our three core catalogs, Northcountry, Spirit and our new Coldwater Creek catalog, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

In August 2004, we began offering a new line of active-wear apparel merchandise under the Sport catalog title. We believe this line of merchandise is a natural extension of our core strength of offering casual apparel for every aspect of our customers’ lifestyle. Currently, Sport represents a small fraction of our overall merchandise mix.

During the remainder of fiscal 2005, we plan to continue to use a variety of print media advertising to promote sales in all of our channels, while, at the same time, promoting heightened awareness of the Coldwater Creek brand. Our print media includes two primary vehicles: national magazine advertising and catalogs. Additionally we advertise on a limited basis in local and regional magazines and newspapers.

Our catalog mailings are designed to generate sales through our direct segment and are circulated primarily under the titles Northcountry, Spirit and Coldwater Creek. Our Coldwater Creek catalogs include an assortment of items from all of our catalog titles and feature merchandise that can be found in our retail stores. These Coldwater Creek catalogs are designed and produced to drive retail store traffic and, accordingly, are primarily mailed into markets where we have a store.

While circulation for our Northcountry and Spirit catalogs is planned to decrease slightly, growth in our retail store base is expected to provide additional opportunities for circulating Coldwater Creek catalogs in a larger number of store markets, compared with fiscal 2004. Consequently, we anticipate that the combined number of pages circulated through our core catalogs in fiscal 2005 will approximate the combined number of pages circulated in the prior year.

National magazine advertisements are placed in high-circulation publications such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living and Cooking Light. We plan to increase the number of pages dedicated to national magazine advertising to further promote brand awareness and drive customer traffic in all channels.

Results of Operations

The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and nine-month periods ended October 29, 2005 compared with the same periods in the prior year. They are provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 29, 2005	% of net sales	October 30, 2004	% of net sales	$ change	% change
	(restated)
Net sales	$190,115	100.0%	$150,504	100.0%	$39,611	26.3%
Cost of sales	99,325	52.2%	81,942	54.4%	17,383	21.2%

Gross profit	90,790	47.8%	68,562	45.6%	22,228	32.4%
Selling, general and administrative expenses	71,118	37.4%	53,403	35.5%	17,715	33.2%

Income from operations	19,672	10.3%	15,159	10.1%	4,513	29.8%
Interest, net, and other	1,015	0.5%	(168)	(0.1)%	1,183	(704.2)%

Income before income taxes	20,687	10.9%	14,991	10.0%	5,696	38.0%
Income tax provision	8,254	4.3%	5,921	3.9%	2,333	39.4%

Net income	$12,433	6.5%	$9,070	6.0%	$3,363	37.1%

Consolidated effective income tax rate	39.9%		39.5%

	Nine Months Ended
	October 29, 2005	% of net sales	October 30, 2004	% of net sales	$ change	% change
	(restated)
Net sales	$500,320	100.0%	$386,179	100.0%	$114,141	29.6%
Cost of sales	269,020	53.8%	216,676	56.1%	52,344	24.2%

Gross profit	231,300	46.2%	169,503	43.9%	61,797	36.5%
Selling, general and administrative expenses	187,605	37.5%	140,248	36.3%	47,357	33.8%

Income from operations	43,695	8.7%	29,255	7.6%	14,440	49.4%
Interest, net, and other	2,736	0.5%	84	0.0%	2,652	3157.1%

Income before income taxes	46,431	9.3%	29,339	7.6%	17,092	58.3%
Income tax provision	18,525	3.7%	11,610	3.0%	6,915	59.6%

Net income	$27,906	5.6%	$17,729	4.6%	$10,177	57.4%

Consolidated effective income tax rate	39.9%		39.6%

Comparison of the Three- and Nine-Month Periods Ended October 29, 2005 with the Three- and Nine-Month Periods Ended October 30, 2004:

Consolidated Results of Operations

Consolidated Net Sales. The increases in our consolidated net sales during the three- and nine-month periods ended October 29, 2005 were primarily the result of an increase of 56 retail stores compared with the prior year and better than anticipated sales activity in August and October. We also saw an increase in the net sales of our Internet channel during the three- and nine-month period ended October 29, 2005. This increase was primarily the result of the addition of 100,000 and 208,000 new names to our email database over the three- and nine-month periods, respectively. These increases were partially offset by decreased net sales in our catalog channel during both the three- and nine-month periods and by the negative impact of Hurricane Katrina and related macroeconomic events during the first three weeks of September. We believe our catalog net sales are down because customers are increasingly choosing to order via the Internet or at our expanding base of full-line retail stores.

Additionally, in the fiscal 2005 second quarter we introduced a co-branded credit card program. In conjunction with this program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. This marketing fee is included in our consolidated net sales and contributed $4.5 million and $6.2 million during the three- and nine-month periods ended October 29, 2005, respectively. As an incentive to apply for the credit card, we offer our customers a one-time, 25% discount on merchandise purchased at the time they apply for a card. We estimate that this discount partially offset the marketing fee by approximately $0.8 million and $1.3 million in the three- and nine-month periods, respectively.

Consolidated Gross Profit Dollars and Rate. The increases in our consolidated gross profit dollars for both the three- and nine-month periods of fiscal 2005 were primarily due to the increases in our consolidated net sales. Also, contributing to the increases in our consolidated gross profit dollars, although to a significantly lesser extent, were the factors discussed below that impacted our consolidated gross profit rates.

The increases in our consolidated gross profit rates for both the three- and nine-month periods of fiscal 2005 were primarily attributable to improvements in our overall merchandise margins of 1.2 and 1.8 percentage points, respectively. We primarily attribute the improvements in our merchandise margins to lower merchandise costs resulting from higher purchase volumes relative to the prior year. The increase in our purchase volumes is due to our retail expansion. To a lesser extent, our improved merchandise margins are due to our direct sourcing initiative which has enabled us to purchase our merchandise directly from the manufacturer. This has resulted in lower merchandise costs.

Also contributing to the increases in our consolidated gross profit rates were improvements of 1.0 percentage points in the leveraging of our full-line retail store occupancy costs in both the three- and nine-month periods of fiscal 2005. We were able to leverage our retail store occupancy costs during these periods due to improved net sales at our retail stores.

Our consolidated cost of sales includes vendor allowances of $1.7 million and $4.4 million in the fiscal 2005 third quarter and first nine months, respectively, and $1.3 million and $3.2 in the fiscal 2004 third quarter and first nine months, respectively. These increases were due to higher purchase volumes relative to the prior year due to our retail expansion. These allowances were credited to cost of sales as the related merchandise was sold.

Consolidated Selling, General and Administrative Expenses. For both the fiscal 2005 third quarter and first nine-months the increases in our consolidated selling, general and administrative expenses were primarily the result of incremental personnel costs, principally consisting of retail administrative staff wages, store employee wages, related taxes and employee benefits associated with our retail expansion. These personnel costs increased $8.8 million, or 51.1%, and increased $21.9 million, or 48.4%, in the fiscal 2005 third quarter and first nine months, respectively, from the comparable periods in the prior year. Additionally, incentive compensation expense which is based on corporate performance decreased $1.5 million and $0.9 million in the fiscal 2005 third quarter and first nine months, respectively. These decreases are primarily attributable to an increase in the threshold required to be achieved prior to the payment of incentive compensation.

Also contributing to the increases in our consolidated selling, general and administrative expenses were increases in our brand advertising of $3.6 million, or 354.0%, and $5.9 million, or 243.1%, for both the fiscal 2005 third quarter and first nine-months from the same periods a year ago. We increased our national magazine advertising because we have found it to be an effective brand marketing vehicle.

Consolidated Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales.

Our consolidated selling, general and administrative expenses expressed as a percentage of net sales increased primarily from reduced leveraging of personnel costs associated with our retail expansion. The leveraging of these personnel costs decreased by 1.5 percentage points and 1.4 percentage points in both the fiscal 2005 third quarter and first nine months, respectively, from the comparable periods in the prior year. We primarily attribute this reduced leveraging to our ongoing efforts to build our personnel infrastructure in anticipation of future growth related to our retail expansion.

Additionally, our national magazine advertising expenses expressed as a percentage of net sales increased 1.7 percentage points and 1.0 percentage points during the three- and nine-month periods of fiscal 2005, respectively, from the same periods last year. These advertising expenses were offset by decreases in catalog expenses expressed as a percentage of net sales which decreased 1.9 percentage points and 1.3 percentage points during the three- and nine-month periods of fiscal 2005, respectively, from the same periods last year.

Also, during the three-month period ended October 29, 2005, full-line retail store pre-opening expenses and travel expenses contributed to the increase in our consolidated selling, general and administrative expenses expressed as a percentage of net sales. Pre-opening expenses expressed as a percentage of net sales increased 0.2 percentage points due to our retail expansion. Our travel expenses expressed as a percentage of net sales increased 0.3 percentage points primarily due to increased employee training efforts related to our retail expansion. These expenses expressed as a percentage of net sales were virtually unchanged during the nine-month period ended October 29, 2005 compared to the same period a year ago.

Consolidated Interest, Net, and Other. The increases in our consolidated interest, net and other for both the three- and nine-month periods ended October 29, 2005 were primarily due to increased interest income earned on the investment of our average cash balance. Also contributing to these increases, although to a lesser extent, was the expensing in the prior year of unamortized origination fees associated with our credit agreement in anticipation of our new agreement in the fourth quarter of fiscal 2004.

Consolidated Provision for Income Taxes. The increases in our consolidated provision for income taxes for both the fiscal 2005 third quarter and first nine months were the result of higher pre-tax income.

Operating Segment Results

Net Sales. The following tables summarize our net sales by segment. They are provided to assist in assessing differences in our net sales by segment (in thousands):

	Three Months Ended
	October 29, 2005	% of Total	October 30, 2004	% of Total	Change
					$	%
Retail	$115,180	60.6%	$80,114	53.2%	$35,066	43.8%

Internet	47,006	24.7%	39,022	25.9%	7,984	20.5%
Catalog	27,929	14.7%	31,368	20.8%	(3,439)	(11.0)%

Direct	74,935	39.4%	70,390	46.8%	4,545	6.5%

Total	$190,115	100.0%	$150,504	100.0%	$39,611	26.3%

	Nine Months Ended
	October 29, 2005	% of Total	October 30, 2004	% of Total	Change
					$	%
Retail	$294,162	58.8%	$197,889	51.2%	$96,273	48.7%

Internet	126,833	25.4%	99,911	25.9%	26,922	26.9%
Catalog	79,325	15.9%	88,379	22.9%	(9,054)	(10.2)%

Direct	206,158	41.2%	188,290	48.8%	17,868	9.5%

Total	$500,320	100.0%	$386,179	100.0%	$114,141	29.6%

Since the end of the fiscal 2004 third quarter we have opened 56 full-line retail stores. These new stores contributed net sales of $23.4 million and $41.2 million in the fiscal 2005 third quarter and first nine months, respectively. Additionally, full-line retail stores that were open during only a portion of the fiscal 2004 three- and nine-month periods, but were open during the entirety of the fiscal 2005 three- and nine-month periods contributed incremental net sales of $4.7 million and $36.3 million, respectively. We believe our expanded national magazine advertising and the introduction of our Coldwater Creek catalog has contributed to the growth in the full-line retail stores’ net sales.

Also contributing to the increases in our retail segment’s net sales, were increases of $1.2 million, or 13.8%, and $5.6 million, or 25.9%, in our outlet and resort store net sales for the fiscal 2005 third quarter and first nine months, respectively. We primarily attribute these increases to the addition of two outlet stores since the end of the fiscal 2004 third quarter. Another contributing factor was our focus on identifying slow moving merchandise more quickly. This has enabled us to offer discounted merchandise when it is more seasonally appropriate.

Additionally, the non-refundable, non-recurring marketing fee for each new account opened and activated under our new co-branded credit card program contributed $2.8 million and $3.7 million to our retail segment’s net sales during both the fiscal 2005 third quarter and first nine months, respectively.

Our direct segment’s net sales increased during both the three and nine-month periods of fiscal 2005 compared with the same periods last year. These increases were due to increased Internet net sales partially offset by decreased catalog net sales.

The growth in our Internet business’ net sales in both the fiscal 2005 three- and nine-month periods was primarily driven by our expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Our database of e-mail addresses increased 31.0% at the end of the fiscal 2005 third quarter from the same time last year. Additionally, our co-branded credit card program contributed marketing fee revenues of $1.1 million and $1.6 million to our Internet business’ net sales during the three- and nine-month periods of fiscal 2005, respectively.

Our catalog business’ net sales are derived from orders taken from customers over the phone or through the mail. Our catalogs are used as a brand marketing vehicle to drive sales in all of our channels. We encourage our customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, we primarily attribute the decreases in our catalog business’ net sales for both the fiscal 2005 three- and nine-month periods to our customers choosing to purchase merchandise through other channels. Partially offsetting these decreases were catalog net sales derived from both our expanded national magazine advertising and the introduction of our Coldwater Creek catalog. Additionally, our co-branded credit card program contributed marketing fee revenues of $0.6 million and $0.8 million to our catalog business net sales during the three- and nine-month periods of fiscal 2005, respectively.

Operating Contribution. The following tables summarize our operating contribution by segment. They are provided to assist in assessing differences in our operating contribution by segment (in thousands):

	Three Months Ended
	October 29, 2005%			October 30, 2004%			Change
							$	%
				(restated)
Retail	$22,331	19.4	%(1)	$16,735	20.9	%(1)	$5,596	33.4%
Direct	19,395	25.9	%(2)	14,847	21.1	%(2)	4,548	30.6%
Corporate and other	(22,054)	(11.6	)%(3)	(16,423)	(10.9	)%(3)	(5,631)	34.3%

Consolidated income from operations	$19,672	10.3	%(3)	$15,159	10.1	%(3)	$4,513	29.8%

	Nine Months Ended
	October 29, 2005%			October 30, 2004%			Change
							$	%
				(restated)
Retail	$54,730	18.6	%(1)	$35,089	17.7	%(1)	$19,641	56.0%
Direct	48,014	23.3	%(2)	39,347	20.9	%(2)	8,667	22.0%
Corporate and other	(59,049)	(11.8	)%(3)	(45,181)	(11.7	)%(3)	(13,868)	30.7%

Consolidated income from operations	$43,695	8.7	%(3)	$29,255	7.6	%(3)	$14,440	49.4%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.
(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales.
(3)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

We primarily attribute the increases in our retail segment’s operating contribution dollars to the 56 retail stores opened since the end of the fiscal 2004 third quarter.

Our retail segment’s operating contribution rates were negatively impacted during both the fiscal 2005 three- and nine-month periods by reduced leveraging of personnel costs associated with our retail expansion. These personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. The leveraging of these personnel costs decreased by 1.9 percentage points and 1.4 percentage points in the fiscal 2005 third quarter and first nine months, respectively, from the comparable periods in the prior year. We primarily attribute this reduced leveraging to our ongoing efforts to build up our personnel infrastructure in anticipation of future growth related to our retail expansion.

Additionally, our fiscal 2005 third quarter operating contribution rate was reduced by increased retail specific advertising and travel. Expressed as a percentage of our retail segment’s net sales, these expenses increased 0.7 percentage points and 0.4 percentage points, respectively. These expenses increased due to our opening of 27 full-line retail stores during the fiscal 2005 third quarter compared with 18 full-line retail stores during the same period last year.

Our retail segment’s operating contribution rate was positively impacted during the fiscal 2005 first nine-months by improved merchandise margins. Merchandise margins on full-price sales from our retail segment increased by 1.1 percentage points during the first nine months from the same period last year. We primarily attribute this improvement to lower merchandise costs resulting from higher purchase volumes relative to the prior year. To a lesser extent this improvement was due to our direct sourcing initiative which has enabled us to purchase our merchandise directly from the manufacturer. This has resulted in lower merchandise costs.

Merchandise margins were virtually unchanged during the fiscal 2005 third quarter compared with the same period a year ago. This was primarily due to our extending our full-line retail store fall sales period an additional week in comparison to the prior year and, to a lesser extent, a 25% discount offered on merchandise purchased at the time customers apply for our co-branded credit card. Our co-branded credit card program was introduced during the fiscal 2005 second quarter.

Also, our retail segment’s operating contribution rates were positively impacted during both the fiscal 2005 three- and nine-month periods by improvements of 1.0 percentage points in the leveraging of our full-line retail store occupancy costs. We were able to leverage our retail store occupancy costs during these periods due to improved net sales at our retail stores.

For both the fiscal 2005 three- and nine-month periods, the increases in our direct segment’s operating contribution dollars were primarily driven by increased Internet net sales. The increases in our direct segment’s operating contribution rates during these periods were primarily due to improvements in merchandise margins on full-price direct segment net sales. These merchandise margins improved approximately 3.7 percentage points and 3.6 percentage points in the fiscal 2005 third quarter and first nine months, respectively, from the same period last year. These improvements were due to our direct sourcing initiative which has enabled us to purchase our merchandise directly from the manufacturer. This has resulted in lower merchandise costs.

For the fiscal 2005 third quarter, our direct segment’s operating contribution rate was also positively impacted by an improvement of 1.8 percentage points in the leveraging of our direct segment marketing expenses. This improvement was primarily due to our expanding database of e-mail addresses and to an increase in the frequency of e-mails sent to customers in that database. This has allowed us to effectively communicate with more of our customers and realize increased direct segment net sales with minimal marketing costs.

The decreases in our corporate and other operating contribution dollars and rate during both periods of fiscal 2005 were primarily due to increases in national magazine advertising. This advertising increased $3.6 million, or 354.0%, and $5.9 million, or 243.1%, in the fiscal 2005 third quarter and first nine months, respectively, from the same periods last year. We believe this advertising to be an effective vehicle to increase Coldwater Creek brand recognition and drive sales to all of our channels. Also contributing to these decreases were increased administrative and technical support salaries associated with our retail expansion and increased incentive compensation. Administrative and technical support salaries associated with our retail expansion increased by $2.3 million, or 39.3% and by $4.1 million, or 25.8%, in the fiscal 2005 third quarter and first nine months, respectively, from the same periods last year.

These negative impacts in both the fiscal 2005 third quarter and first nine months were partially offset by decreases in incentive compensation which is based on corporate performance. Incentive compensation decreased by $1.5 million, or 62.6%, and by $0.9 million, or 15.2%, in the fiscal 2005 third quarter and first nine months, respectively, from the same periods last year. These decreases are primarily attributable to an increase in the threshold required to be achieved prior to the payment of incentive compensation.

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

Liquidity and Capital Resources

In recent fiscal years, we have financed our ongoing operations and growth initiatives primarily from cash flow generated by our operations, trade credit arrangements and the proceeds from our May 2004 public offering of our common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization and as our operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

On January 27, 2005, we entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million and allowing us to issue up to $40.0 million in letters of credit (the “Agreement”). The interest rate under the Agreement is equal to the London InterBank Offered Rate, but is subject to a lower adjustment rate based on our leverage ratio than under the prior agreement.

The Agreement also contains financial covenants, including requirements for specified current ratio, leverage ratio and minimum net worth (as defined in the Agreement). The Agreement also restricts our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. At October 29, 2005, we had $13.4 million in outstanding letters of credit under this Agreement and had not drawn down any amounts under the credit facility.

Operating activities generated $50.9 million and $58.4 million of positive cash flow during the first nine months of fiscal 2005 and 2004, respectively. On a comparative year-to-year basis, the increase in cash flow generated from operating activities in the first nine months of fiscal 2005 primarily reflects the positive cash flow effects of increased net income and, to a lesser extent, increased accounts payable and increased deferred rents. Accounts payable increased primarily due to paper purchased in the third quarter for use in our Holiday 2005 Northcountry catalog and, to a lesser extent, increased merchandise purchases. Merchandise purchases increased primarily as a result of our retail expansion and, to a lesser extent, the receipt of merchandise earlier this year compared with the prior year. Deferred rents increased due to additional tenant allowances related to our retail expansion.

Partially offsetting these positive cash flow impacts were increased accounts receivable and, to a lesser extent, increased inventories and increased prepaid and deferred marketing expenses. Accounts receivable increased primarily due to additional tenant allowance receivables related to our retail expansion and, to a lesser extent, to receivables of $3.3 million related to the co-branded credit card program launched in the fiscal 2005 second quarter. Inventories increased primarily due to our retail expansion and, to a lesser extent, an increase in full-line retail store inventory per square foot of approximately 15%. We increased our full-line retail store inventory per square foot because we anticipate that our national magazine advertisements will drive increased demand. Prepaid and deferred marketing expenses increased due to paper purchased for use in our Holiday 2005 Northcountry catalog.

Investing activities consumed $59.3 million and $37.5 million of cash during the first nine months of fiscal 2005 and 2004, respectively. Cash outlays in these periods were principally for capital expenditures.

For the first nine months of fiscal 2005 and fiscal 2004, capital expenditures principally reflect the cost of leasehold improvements for new retail stores and, to a substantially lesser extent, furniture and fixtures for both new and existing retail stores and various technology hardware and software additions and upgrades. For the first nine months of fiscal 2005, capital expenditures also include the costs associated with converting approximately 25,000 square feet of single-level, high-ceiling storage space in our former Sandpoint Distribution Center into three floors to provide approximately 75,000 square feet of additional administrative office space and the capital costs associated with the Company’s participation in a business jet timeshare program.

Financing activities provided $1.8 million and $46.4 million of cash during the first nine months of fiscal 2005 and 2004, respectively. The amount for the first nine months of fiscal 2005 consists of proceeds from the exercise of previously granted stock options to purchase 465,000 shares of common stock at an average price of $3.95 per share. Financing activities during the first nine months of fiscal 2004 primarily reflect net proceeds of $42.6 million from our public stock offering completed in May 2004. The amount for the first nine months of fiscal 2004 also includes proceeds from the exercise of previously granted stock options to purchase 1,050,000 shares of common stock at an average exercise price of $3.83 per share.

As a result of the foregoing, we had $125.6 million in consolidated working capital at October 29, 2005 compared with $111.2 million at October 30, 2004. Our consolidated current ratio was 1.83 at October 29, 2005 compared with 1.87 at October 30, 2004. We had no outstanding short-term or long-term bank debt at October 29, 2005 or October 30, 2004.

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

At October 29, 2005, we operated 163 full-line retail stores and, as of the date of this report, we have since opened an additional eleven stores in the fiscal 2005 fourth quarter for a total of 174 stores currently in operation. We currently plan to open a total of approximately 65 full-line retail stores in fiscal 2006. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $16 to $18 million in capital expenditures for the remainder of fiscal 2005, primarily for new full-line retail stores to be opened in the first quarter of fiscal 2006, for various technology additions and upgrades and for our business jet timeshares. These expenditures are expected to be funded from operating cash flows and working capital.

Over the past several years we have tested various sizes of retail stores. In fiscal 2006, we expect our core new store model will average 5,500 square feet and will contribute net sales per square foot of approximately $500 in the third year of operations.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

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

In the near term we expect the increase in our overall profitability measured as a percentage of net sales will be partially offset by the expense associated with our plans to increase advertisements in national magazines. This advertising is designed to increase market share and brand recognition. However, in the longer term we believe that our acquiring additional market share will ultimately contribute to our overall profitability rate.

We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in our overall profitability by increasing the percentage of merchandise we purchase directly from overseas vendors. We are on track to achieve our goal of being the importer of record on approximately 15% of our total merchandise purchases. During fiscal 2006 we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases.

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

•	Revenue Recognition and Sales Return Estimates

•	Inventory Valuation, Including Inventory Markdowns to Lower of Cost or Market

•	Catalog Cost Amortization

During the first nine months of fiscal 2005, there were no changes in the above critical accounting policies.

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

The following tables summarize our minimum contractual commitments and commercial obligations as of October 29, 2005:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First nine months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases (a)	$331,078	$9,121	$76,874	$75,839	$27,319	$141,925
Inventory purchase orders	158,713	85,135	73,578	—	—	—

Total	$489,791	$94,256	$150,452	$75,839	$27,319	$141,925

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First nine months of 2010	Thereafter
	(In thousands)
Commercial Commitments
Letters of credit	$13,371	$6,505	$6,866	$—	$—	$—

Total	$13,371	$6,505	$6,866	$—	$—	$—

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

Subsequent to October 29, 2005, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows:

	Payments Due in Period
	Total	Remainder of 2005	2006-2007	2008-2009	First nine months of 2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$5,218	$—	$661	$1,004	$377	$3,176

Total	$5,218	$—	$661	$1,004	$377	$3,176

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended October 29, 2005, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 29, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting:

In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal control over financial reporting during the third quarter ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the third quarter of fiscal 2005 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is our retail store expansion. At October 29, 2005, we operated 163 full-line retail stores and, as of the date of this report, we have since opened an additional 11 stores in the fiscal 2005 fourth quarter for a total of 174 stores currently in operation. We currently do not plan to open additional stores during the remainder of fiscal 2005 and plan to open a total of 65 full-line retail stores in fiscal 2006. We believe we have the potential to open 450 to 500 retail stores over the next four to six years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. Our ability to open our planned retail stores depends on our ability to successfully:

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

We have made numerous refinements in our retail store format since opening our first full-line store in 1999, including our recently announced plan to use a slightly larger, 5,500 square foot format for our stores opening in fiscal 2006. Our retail model may undergo further refinements as we gain experience operating more stores. If we determine to make further refinements to our store model, it may delay the progress of our retail store roll-out, which could slow our anticipated revenue growth. We are required to make long-term financial commitments when leasing retail store locations, which would make it more costly for us to close or relocate stores that do not prove successful. Furthermore, retail store operations entail substantial fixed costs, including costs associated with maintaining inventory levels, leasehold improvements, fixtures, store design and information and management systems, and we must continue to make these investments to maintain our current and future stores.

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

During the past few years, with the implementation of our multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and is expected to continue to result in increased demands on our managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to continue, among other things, to:

•	improve and integrate our management information systems and controls, including installing and integrating a new inventory management system;

•	expand our distribution capabilities, including efficiently managing the planned expansion of our distribution center;

•	attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees; and

•	obtain sufficient manufacturing capacity from vendors to produce our merchandise.

Our increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

As we expand our retail stores and our merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. During fiscal 2006 we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

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

On December 31, 2004, quota restrictions on the importing of apparel and textiles into the United States from World Trade Organization member countries expired. The United States and the European Union have re-imposed trade quotas on certain apparel and textile categories from the Peoples Republic of China. The memorandum of understanding between the United States and The Peoples Republic of China, which outlines the new quotas, will be in effect through December 2008. Our sourcing strategy is designed to allow us to adjust to potential shifts in availability of apparel following the expiration of quotas for World Trade Organization member countries, and the re-imposition of quotas for apparel and textiles exported from the Peoples Republic of China. However, our sourcing operations may be adversely affected by trade limits, political and/or financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, and/or other trade disruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description of Document
10.1*	Amendment No. 1 to the Coldwater Creek Inc. Supplemental Executive Retirement Plan effective November 1, 2005
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of December 2005.

COLDWATER CREEK INC.

By:	/s/ DENNIS C. PENCE
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MELVIN DICK
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DUANE A. HUESERS
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Amendment No. 1 to the Coldwater Creek Inc. Supplemental Executive Retirement Plan effective November 1, 2005
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive compensation plan or arrangement.