Form 10-K
period 2006-01-28
COLDWATER CREEK INC
filed 2006-04-13
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2006

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

At July 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,025,286,000 based upon the closing price on the Nasdaq National Market reported for such date. As of March 24, 2006, 92,299,575 shares of the Registrant’s $.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference information from the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

PART I

Item 1. BUSINESS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Annual Report on Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $788.2 million in net sales in fiscal 2005. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with average household income in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years and older in the United States. The strategy to realize this vision is to offer our customer a compelling merchandise assortment with superior customer service through all three sales channels.

Recent Developments and Strategic Initiatives

During fiscal 2005, our efforts were focused on certain key business developments and strategic initiatives which we believe will further our goal of becoming one of the premier specialty retailers for women 35 years and older in the United States. These key developments and strategic initiatives were as follows:

•	Retail expansion

•	Exceptional customer service

•	Increase share of women’s apparel market

•	Direct sourcing

•	Coldwater Creek ~ The Spa

Retail Expansion

Since the opening of our first premium retail store in November, 1999, we have gradually evolved from a direct marketer to a multi-channel specialty retailer. We have found that while our customer enjoys shopping through either the Internet or over the phone, she prefers to purchase a majority of her apparel in retail stores. To better align our services with the needs and preferences of our customers, we continued to invest in the expansion of our retail channel in fiscal 2005. These investments were in:

•	Premium retail stores

•	Retail and corporate infrastructure

Premium Retail Stores

We believe there is an opportunity for us to grow our premium retail store base to 450 to 500 stores in more than 300 identified markets nationwide over the next four to six years. In fiscal 2005, we successfully opened 60 premium retail stores, increasing our total premium store count to 174, covering 133 markets. Approximately 54% of these stores are located in traditional malls, 40% in lifestyle centers and 6% in street locations. In addition to the 174 premium retail stores we also operated two resort stores and 22 merchandise clearance outlets at the end of fiscal 2005.

We currently plan to open 65 stores during fiscal 2006, eleven of which are planned for opening in the first quarter, ten in the second quarter, 34 in the third quarter and ten in the fourth quarter. Approximately 63% of these new stores will be located in lifestyle centers, 31% in traditional malls and 6% in street locations. New premium retail stores will average 5,500 square feet. As of the date of this report, six stores have been opened in the first quarter of fiscal 2006, for a total of 180 stores currently in operation.

Each new store location is chosen through collaboration between our real estate and business intelligence departments. The real estate department uses its experience and current market knowledge to choose preliminary locations. The business intelligence department then analyzes each location based on information gathered through a combination of our own extensive customer database and external sources. This data includes information such as projected sales, consumer age, income level and buying habits, and the location of competitors in the area.

Retail and Corporate Infrastructure

As we pursued our retail expansion strategy in fiscal 2005, we also worked to strengthen our underlying infrastructure to better support our expansion. In particular, we have made and will continue to make significant investments in personnel and distribution.

Personnel

As a result of focused recruiting programs and staffing increases related to our retail store expansion, the number of full-time and salaried positions in our retail segment increased significantly during fiscal 2005, compared with the prior year. We also increased our investment in corporate support positions significantly during fiscal 2005, compared with the prior year. These positions include additions in information technology, human resources and finance. Because we believe that these investments in personnel infrastructure help to position us for our future growth, we anticipate that we will continue to make significant investments in this area for the foreseeable future.

Distribution

To effectively support the retail expansion strategy we must have adequate warehouse and distribution capacity. We estimate that our 610,000 square-foot distribution center located in Mineral Wells, West Virginia, is currently able to service up to 300 premium retail stores. In anticipation of retail expansion beyond that estimated capacity, we made the decision in fiscal 2005 to expand our existing distribution center. This expansion will increase the size of the distribution center to approximately 960,000 square feet. Construction on this expansion began in the first quarter of fiscal 2006. We plan to take possession of the new space in the second half of fiscal 2006.

Throughout fiscal 2005, improvements in distribution processes and technology were made in order to expedite the flow of merchandise through our distribution center. The goal of these improvements is to move product more quickly to our premium retail stores. We will continue to make such improvements in the future.

Exceptional Customer Service

Customer service has always been a hallmark of the Coldwater Creek brand. In fiscal 2005, we renewed our focus on providing customers with an exceptional shopping experience. This proved to be a major factor in our recognition by the National Retail Federation as the number one specialty apparel retailer for customer service in the United States and number two in customer service among retail companies. This award was based on survey results from over 8,500 consumers across the country. In connection with this renewed focus on customer service during fiscal 2005, we expanded our retail training program and implemented a Customer Service Recognition Award program.

Expanded Retail Training Program

As we continue to implement our retail growth strategy, we must focus on imparting the Coldwater Creek culture of customer service to each new store. To ensure our customer receives the same level of exceptional customer service, whether at one of our retail stores or customer contact centers, we implemented a significant expansion of our retail training program, which we call “Coldwater Creek University.” This program, which is held in the state-of-the-art training center at our Sandpoint, Idaho, campus, consists of six days of leadership training for all new Store Managers and District Managers. This training program includes sessions on various topics, such as the Company’s history, visual merchandising, recruiting top performers and effective store operations. Managers complete this program with a clear understanding of the Coldwater Creek culture and the Company’s expectations of exceptional customer service.

Training continues after Coldwater Creek University with our hands-on Management Training Series and our Store Leadership Training program, both of which were launched in February 2005. Each emphasizes the Coldwater Creek culture and our commitment to exceptional customer service. As skills are mastered, managers are encouraged to lead store personnel through the training programs.

Customer Service Recognition Award Program

We strive to create an environment in which our personnel are rewarded for their dedication to customer service. One of the incentives we provide is the Customer Service Recognition Award Program, which was launched in the second quarter of fiscal 2005. Under this program, retail store and customer contact center personnel have the opportunity to earn shares of Coldwater Creek stock as a reward for providing exceptional customer service. Stock awards are based upon such criteria as secret shopper scores, customer comments, customer contact center response times and the observations of other personnel.

Increase Share of Women’s Apparel Market

We believe we have a competitive opportunity to increase our share of the women’s apparel market by appealing to potential customers who may be dissatisfied with the merchandise selections and customer service offered by department store chains. Once a customer becomes familiar with our brand, we believe she will be continually drawn to our distinctive merchandise assortment and exceptional customer service. To appeal to potential customers and ultimately gain market share, we implemented several initiatives during fiscal 2005. These initiatives included:

•	National magazine advertising

•	Coldwater Creek catalog

•	E-mail campaign

National Magazine Advertising

One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. We have placed advertisements in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day.

During fiscal 2005, we increased both the number of national publications in which we place advertisements and the number of pages per advertisement. These changes introduced the Coldwater Creek brand to a greater number of potential customers and displayed a more diverse assortment of our merchandise. The Company’s investment in national magazine advertisements increased to $12.1 million in fiscal 2005 from $3.2 million in fiscal 2004.

In fiscal 2006, we plan to continue our investment in national magazine advertising, increasing both the number of publications and the frequency with which we place advertisements. We plan to spend approximately $22 million on national magazine advertising during fiscal 2006. Over time, we anticipate that improved brand recognition will translate into increased market share and improved profitability.

Coldwater Creek Catalog

In fiscal 2004, we began mailing “retail mailers,” which were similar to our regular catalogs, but with a significantly smaller page count. Retail mailers featured a limited assortment of merchandise and were targeted to customers who reside near our premium retail stores. At the same time, we began testing the response of these customers to a full-size catalog that featured a larger assortment of merchandise. These tests revealed that customers responded more positively to a full-size catalog and ultimately led to the introduction of our Coldwater Creek catalog in the first quarter of fiscal 2005.

Our Coldwater Creek catalog differs from our other catalog titles in that it contains merchandise available in our stores. The catalog is designed to encourage customers to shop at the stores and is mailed into markets where we have a premium retail store. The catalog is mailed in addition to our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the retail store.

During fiscal 2005, we mailed approximately 11.9 million Coldwater Creek catalogs compared with only 2.7 million retail mailers during fiscal 2004. These catalogs are effective at increasing retail segment sales and, to a lesser extent, direct segment sales. Contributing to the increase in circulation is our retail expansion, which provided us with the opportunity to mail this catalog into additional markets. In fiscal 2006, we plan to increase the circulation of Coldwater Creek catalog to approximately 19.0 million.

E-mail Campaign

During fiscal 2005, we launched an expanded e-mail campaign program. As a result of this program approximately 59% more e-mails were delivered to our customers in fiscal 2005 than in fiscal 2004. We believe this increase was a contributing factor in the 23.6% increase in Internet net sales. We plan to continue this campaign in fiscal 2006, monitoring customer response and adjusting the campaign accordingly.

Direct Sourcing

Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. While this practice has proved to be successful, we now believe we can benefit by working directly with foreign manufacturers. These benefits include improved control over the production, quality and transportation of our merchandise, which we believe will ultimately result in faster speed to market, improved quality and better margins. In order to realize these benefits, we launched our direct sourcing initiative in the third quarter of fiscal 2004.

Our strategy for direct sourcing includes the establishment of offices in select locations, including Hong Kong and India. Our Hong Kong office opened in the fourth quarter of fiscal 2005. Our office in India is scheduled to open in the second quarter of fiscal 2006. Our sourcing offices work closely with direct sourcing personnel located at our corporate headquarters. The primary functions of these offices are product development and production management.

Foreign office personnel are involved in selecting foreign manufacturers, ensuring adequate factory capacity and negotiating prices and delivery terms. They also provide samples of fabrics, colors and prints that are being developed in their region. Once a purchase order is issued, production management personnel work directly with foreign manufacturers to ensure merchandise is produced according to our exact specifications, including fabric quality and color, fit and design. The opportunity to verify these specifications throughout the manufacturing process provides more control over the quality of end product. Personnel also oversee the timeliness of the production process, from the initial receipt of fabric to merchandise shipment, generating improvements in inventory control.

Approximately 15% of our merchandise was purchased directly from factories in fiscal 2005. We plan to increase this to approximately 30% in fiscal 2006, with an ultimate goal of approximately 70% in fiscal 2008. As we increase the percentage of total merchandise that is purchased directly from manufacturers, the number of domestic importers, with whom we work, will decrease. Domestic importers will remain, however, a crucial component of our sourcing strategy, providing unique industry and competitive knowledge along with product design capabilities.

Social and Environmental Compliance

We have always been aware of the potential social and environmental impacts of the apparel manufacturing process. As we move into our new sourcing initiative, however we are provided with an opportunity to gain more control over these impacts. As such, we are committed to sourcing our products in a responsible manner, respecting both the countries in which we have a business presence, and the business partners who make our products.

As a part of this commitment, in fiscal 2005, we implemented a comprehensive code of conduct and monitoring program that applies to all factories utilized in the production of merchandise for Coldwater Creek. Within this code, we recognize that local customs and laws vary from one region of the world to another; however, the issue of human rights transcends geographical boundaries. The intention of this code is to communicate our expectations to each of our business partners.

To ensure our business partners are complying with our code of conduct, we monitor their business practices through an annual on-site factory inspection and compliance audit. These audits are performed by an accredited compliance firm. These audits focus on areas such as compliance with local laws and regulations, child and forced labor, working hours, health and safety, freedom of association and the environment. Random audits will be conducted as needed.

If deficiencies are noted, personnel in each region will work with the business partner to correct those deficiencies. The goal of this process is to not only correct the deficiencies, but also to educate individuals, build strategic relationships and improve business practices long-term. Business relationships are severed with partners who do not make the necessary improvements in a timely manner.

Additionally, we have joined Business for Social Responsibility, a global organization that assists member companies in the achievement of success in ways that respect ethical values, people, communities and the environment. Through the many tools offered by this organization, and collaboration with other member companies, we will continue to develop and strengthen our social compliance program.

As a member of Business for Social Responsibility we, along with six other nationally known women’s apparel companies, became charter members of the Apparel Water Quality Working Group. The focus of this group is the development of a single set of standards for monitoring and improving water quality in the production of apparel. Water is a natural resource that can be significantly impacted by the apparel manufacturing process.

Coldwater Creek ~ The Spa

In the fourth quarter of fiscal 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. Based on positive response to this concept from focus groups comprised of both customers and non-customers, we learned there is a strong familiarity with the Coldwater Creek brand and its focus on providing exceptional customer service, as well as a broad consensus that the Company is well-suited to provide this new service.

Our test day spas will service six geographically distributed areas and will offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. Each day spa will be staffed with experienced professionals in all treatment areas. We will also carry an assortment of relevant apparel, including items from our Sport collection, as well as a line of personal care products for women.

Each location will average 5,000 square feet and will feature a relaxed setting with soft wood accents and ambient lighting. Our spas will be located within close proximity of an existing premium retail store. We believe this creates excellent potential for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa to increase traffic for both concepts and generate transactions in both directions.

We opened one Coldwater Creek ~ The Spa location during the first quarter of fiscal 2006 and plan to open the remaining five locations in the second quarter. It is premature at this time to evaluate the performance of this new concept. However, we will continue to monitor our customer’s response and evaluate, test and refine our day spas accordingly.

Narrative Description of Business

If we are to fulfill our mission of becoming one of the premier retailers of specialty women’s apparel in the United States, we must focus not only on the strategic initiatives discussed above but also on our core business components. These core business components are:

•	Our proprietary merchandise

•	Marketing and promotion

•	Our multi-channel approach

Our Proprietary Merchandise

The Coldwater Creek brand is synonymous with a sophisticated yet relaxed and casual lifestyle. To maintain and strengthen this brand image we focus our merchandising efforts on the design and development of unique, colorful items with an emphasis on comfort and quality fabrics that provide easy care. Our merchandise is fashionable but not trendy and includes items for each aspect of our customer’s life, including soft career, casual weekend wear and special occasion.

We design and develop all of our apparel either in-house or through collaboration with independent designers. To ensure our designers stay abreast of trends in styles and fabrics, we opened our New York design studio during fiscal 2004. Our New York design team merges the latest fashion trends with our customer’s preferences to build an overall vision that guides the design and development of our seasonal merchandise assortment.

Our product development team translates the overall vision for each season into various product designs, fabrics and prints, indicating the construction and exact specifications for each item. Our team seeks inspiration from their extensive travels, fashion shows, and from our direct sourcing team which provides new fabrics and novelty prints along with product samples from various manufacturers. Our direct sourcing team also assists in identifying the appropriate manufacturers to manufacture each item and negotiating both price and delivery terms.

Once our merchandise assortment is selected, our inventory planning team must determine the exact quantities of each item to purchase in order to meet anticipated demand. This determination is made through the analysis of information such as historical sales, planned merchandise presentation, scheduled store openings and sales projections. This process culminates in the issuance of various purchase orders. Coordinating with the direct sourcing department, inventory planners monitor the production process to ensure the merchandise is produced to exact specifications and within the designated timeline.

Marketing and Promotion

Throughout all of our marketing and promotion activities we seek to present a consistent brand image. The primary initiatives in fiscal 2005 were aimed at retaining existing customers and attracting new customers while building overall brand awareness. National magazine advertising, Coldwater Creek catalogs and e-mail campaign initiatives were discussed above under the caption “Increase Share of Women’s Apparel Market.” In addition, we also continued to mail millions of our Northcountry and Spirit catalogs, participated in an affiliate website program and periodically offered our customers a gift-with-purchase.

As a catalog company we have been able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefit gained.

Co-Branded Credit Card Program

In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to accept the credit card, we offer a one-time discount on merchandise purchased at the time of application. Cardholders are also able to earn points for every dollar spent at Coldwater Creek and at other businesses where our card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. In addition to earning points, all participants in the co-branded credit card program receive exclusive offers throughout the year. These offers have included discounts, Coldwater Creek shopping events, and periodic opportunities to earn double and triple points.

We receive a non-refundable, non-recurring fee from the issuing bank for each new account opened and activated. Approximately 153,000 new accounts were activated during fiscal 2005, resulting in a fee of $12.3 million. We also receive from the issuing bank a small sales royalty which is based on a percentage of all purchases made by the cardholder.

We believe over time the fee revenue component of our co-branded credit card program will decrease as a larger portion of our customer base enters the program. At the same time, we expect the sales royalty revenue to increase. This increase will be mostly offset by an increase in the expenses associated with the accumulation of points. The issuing bank has the right to modify certain terms of the agreement that govern the co-branded credit card program. Changes made to the terms of this agreement may not be to our benefit. We do not bear the credit risk associated with our co-branded credit card.

Our Multi-Channel Approach

Our merchandise is offered through two distinct segments, retail and direct. Our retail segment includes an expanding base of premium retail stores and outlet stores while the direct segment encompasses our direct-to-consumer business through e-commerce and catalog. This multi-channel approach allows us to cross-promote the brand and provide customers with convenient access to our merchandise, regardless of her preferred shopping method.

In addition, customer service is designed to facilitate this multi-channel approach. We accept returns through any channel regardless of the initial point of purchase. We also provide in-store web kiosks and assist customers in ordering items through the website if they are not currently available in her local premium retail store. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores.

Information regarding segment performance is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. Additionally, selected financial data for our segments is presented in “Note 20. Segment Reporting” to our consolidated financial statements.

Retail Segment

Retail stores are designed to reflect the brand’s focus on a casual, unhurried lifestyle, encouraging customers to relax and enjoy their shopping experience. Our wide, windowed storefront and forest green logo above a soft archway provide an inviting first impression to the customer. Store interiors combine an appealing mix of wood and stone accents, along with other natural materials. A signature water feature and leather chairs create a warm, comfortable environment.

We seek to hire our customers, as we believe they are in the best position to provide knowledge and understanding of our customer’s needs. Ongoing training is provided for all store personnel concerning company culture, customer service methods and expectations, the product and the customer. Please refer to the “Expanded Retail Training Program” caption above for further discussion of the store personnel training program. To ensure we are providing the level of service customers have come to expect, we monitor secret shopper scores, customer comments, conversion rates and other metrics on a daily basis.

The visual presentation of our merchandise is key to maintaining brand integrity. From window displays and floor layout to the fold of our shirts and the direction of lighting fixtures, we focus attention on detail. The stores are clean and fully stocked at all times, ensuring visibility and access to the merchandise. To guarantee both frequent and new customers a fresh merchandise assortment, we continually introduce new styles and designs into the stores.

We conduct four key seasonal sales events per year in the retail stores. By minimizing the frequency of clearance activities, we feel we can better control the impact of these lower-priced sales on merchandise margins. Excess merchandise is cleared primarily through one of our 22 outlet stores. Unlike many other retailers that produce items for sale through their outlet locations, we use outlets exclusively to manage overstocked premium merchandise. We currently operate one outlet store for every eight premium retail stores. We plan to decrease this ratio as we expand the premium retail store base.

We also operate resort stores in Sandpoint, Idaho, and Jackson, Wyoming. A new site for the Sandpoint store is currently under construction and is expected to open in the second quarter of fiscal 2006. Once opened, this new store will be considered a premium store for reporting purposes.

As of January 28, 2006, we operated 174 premium retail stores and we believe there is an opportunity for us to grow to 450 to 500 over the next four to six years. As of the date of this report, we have since opened an additional six stores in the fiscal 2006 first quarter for a total of 180 stores currently in operation. Please refer to the “Retail Expansion” caption above for further details.

Direct Segment

The direct segment began with the mailing of our first catalog in 1985 and was expanded in 1999 to include our e-commerce business. The web site and catalogs feature full color photographs, graphics and artwork. We present apparel “off-figure,” leaving the customer to decide if an item of merchandise is right for her based upon its inherent style and design. All website and catalog pages are created and designed by an in-house team of artists, copywriters and editors to ensure a consistent presentation of the Coldwater Creek brand.

Merchandise is presented to the customer via our e-commerce website and three core catalog titles, allowing her to choose her preferred method of order placement.

Our E-Commerce Business

Our e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for customers. The website features the entire full-price merchandise offering found in the catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory. Customers are driven to the website primarily by catalogs and our e-mail campaigns. Please refer to the “E-mail Campaign” section above for further details. In addition, we participate in a commission-based program that provides for hotlink access to the website from numerous popular Internet search engines and consumer and charitable websites.

Our Catalogs

Merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday Gifts-to-Go catalog and a Sport catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of the core customer.

Northcountry features a casual clothing assortment with an emphasis on comfort and color. The merchandise often includes novel detailing such as embroidery, fabric piecework and design ornamentation. The clothing in this assortment focuses on complete outfits, generally offering tops and bottoms displayed as a complete ensemble. Northcountry represents the broadest product assortment, mixing apparel with jewelry, fashion accessories, gift items and home-related hardgoods.

Spirit features fine fabrics and upscale detailing such as fully lined jackets at higher price points. Along with apparel offered in sophisticated fabrics like linen and matte jersey, the Spirit assortment also features merchandise designed for easy care travel, including items in knit and cotton twills. This apparel is merchandised with versatility in mind, making it simple for the customer to mix and match items to create a personal look.

The Coldwater Creek catalog is designed to drive traffic to our retail stores and therefore features merchandise that can be found in the premium retail stores. Refer to “Coldwater Creek Catalogs” above for further details.

Gifts-to-Go features a varied assortment of the most popular items from Northcountry and Spirit merchandise lines. This catalog is mailed each year during the holiday shopping season and serves the gift-giving needs of our customers.

We began offering a new line of active-wear apparel under the Sport catalog title in August 2004. This apparel represents a small but important portion of the overall merchandise mix. While this merchandise has been well received by customers, we plan to stop mailing a separate catalog in the second half of fiscal 2006. We intend to incorporate select Sport merchandise into the existing assortment in all channels and spa stores.

Approximately 113 million catalogs were mailed in fiscal 2005, and we plan to mail approximately 117 million catalogs in fiscal 2006. The largest increase in circulation will be in the Coldwater Creek catalog, as growth in the retail store base is expected to provide additional circulation opportunities in a larger number of markets.

Customer Contact Centers

We have three customer contact centers located in Coeur d’Alene, Idaho, Mineral Wells, West Virginia, and Sandpoint, Idaho. Customer contact center personnel receive comprehensive, ongoing training on the Coldwater Creek culture, expectations of exceptional customer service, and the merchandise assortment. Certain personnel receive more extensive product training and are available to respond to customer inquiries. These Product Specialists can be quickly patched into a three-way call with the customer and contact center agent in order to answer highly specific questions about any of the merchandise sold by the Company.

If a customer visiting the website has questions about products, navigating the website or placing and completing orders they can request assistance from a knowledgeable customer contact center agent through the online instant help option. Customer contact center agents respond to inquiries in an average of seven to ten seconds through live-chat technology. Requests or questions sent via e-mail receive a personalized reply, rather than an automated response, in an average of fifteen minutes.

For customers who prefer to place orders over the phone, the customer contact center phone system is designed to ensure customer calls are answered immediately. Calls coming into one location are routed to another if the call volume is too high or if a contact center is off-line. On average, calls for catalog orders are answered in less than four seconds during peak ordering seasons. We also have consistently maintained a 99.4% answer rate. This rate measures the percentage of calls successfully connected to a customer contact center agent.

Competition

The women’s retail apparel market is highly competitive. Competitors range from specialty apparel retailers, such as Ann Taylor, Chico’s, Talbots and J. Jill, to small single-channel catalog, e-commerce and retail store companies. We also compete with national department stores such as Bloomingdale’s, Macy’s, JC Penney, Dillard’s and Nordstrom, and with discount retailers that offer women’s apparel and accessories, such as Kohl’s and Target.

We believe that we compete principally on the basis of our high-quality, distinctive merchandise selection and exceptional customer service. We also believe that an integrated, multi-channel strategy enhances our ability to compete by providing the customer with convenient access to the merchandise, regardless of her preferred shopping method.

Employees

As of January 28, 2006, we had 2,299 full-time employees and 5,871 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Trademarks

Our registered trademarks include Coldwater Creek®, Coldwater Creek Spirit® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). These reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

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

Item 1A. Risk Factors

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. At January 28, 2006, we operated 174 full-line retail stores and, as of the date of this report, we have since opened an additional six stores in the fiscal 2006 first quarter for a total of 180 stores currently in operation. We plan to open a total of 65 full-line retail stores in fiscal 2006. We believe we have the potential to open 450 to 500 retail stores over the next four to six years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

•	identify or secure premium retail space;

•	negotiate site leases or obtain favorable lease terms for the retail store locations we identify; and

•	prevent construction delays and cost overruns in connection with the build-out of new stores.

Any miscalculations or shortcomings in the planning and control of the retail growth strategy could materially impact results of operations and financial condition.

The retail store model requires us to incur substantial financial commitments and fixed costs that we will not be able to recover if a store is not successful.

The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and buying trends. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store’s design, leasehold improvements, fixtures, and information and management systems, it would be costly for us to close a store that does not prove successful.

We may be unable to manage significant increases in the costs associated with the catalog business, which could affect results of operations.

We incur substantial costs associated with catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Significant increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase catalog production costs and result in lower profits for the catalog business. Most of the catalog-related costs are incurred prior to mailing, and we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Moreover, customer response rates have been unpredictable in recent years, particularly for mailings to prospective customers. Because the catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by the catalog business would likely have a material adverse effect on overall business, financial condition, results of operations and cash flows.

The spa test may prove unprofitable and may be abandoned at any time.

During 2006 we will begin the test of Coldwater Creek ~ The Spa concept in six locations. There is no assurance that the test of this concept will be successful or that we will continue to develop spas. Factors that could cause us to curtail or abandon the spa concept include:

•	unexpected or increased costs or delays in the concept’s development;

•	the potential strain on management resources in developing and testing this new concept;

•	legal and regulatory constraints;

•	the inherent difficulty in forecasting consumer tastes and trends through market research, concept testing or otherwise, and the possibility that we will determine through the performance of our test sites that demand does not meet our expectations;

•	our inability to fund our spa concept or its expansion with operating cash as a result of either lower sales from our retail and direct businesses or higher than anticipated costs, or both.

If we were to abandon the spa concept, we would be required to write off any costs we have capitalized, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized.

Consumers’ concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

The e-commerce business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, e-commerce net sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches.

We may be unable to manage expanding operations and the complexities of our multi-channel strategy, which could harm results of operations.

During the past few years, with the implementation of a multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and is expected to continue to result in increased demands on managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to, among other things:

•	improve and integrate our management information systems and controls, including installing new accounting, financial planning, inventory management, direct segment order processing and retail segment point-of-sale systems;

•	expand our distribution capabilities, including efficiently managing the expansion of and upgrade of certain equipment at our distribution center, which is scheduled for completion during 2006; and

•	attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees.

We may be unable to anticipate changing customer preferences and to respond in a timely manner by adjusting merchandise offerings, which could result in lower sales.

Future success will depend largely on our ability to continually select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, we begin the design process for apparel nine to ten months before merchandise is available to customers, and we typically begin to make purchase commitments four to six months in advance. These lead times make it difficult for us to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments we might make in anticipating customer preferences. Consequently, if we misjudge our customers’ merchandise preferences or purchasing habits, our sales may decline significantly, and we may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

The direct business depends largely on the ability to fulfill orders on a timely basis, and the direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in the distribution center and stores. As we grow the retail business, we may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. If we were required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of the recent trend toward consolidating more merchandise purchases with fewer vendors, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured, which could result in lost sales and a decline in customer satisfaction.

Increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

As we expand retail stores and merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia as well as Central America. During fiscal 2006, we anticipate that we will be the importer of record on approximately 30% of total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

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

The United States and the European Union have imposed trade quotas on certain apparel and textile categories from the Peoples Republic of China. The memorandum of understanding between the United States and The Peoples Republic of China, which outlines the new quotas, will be in effect through December 2008. Our sourcing strategy is designed to allow us to adjust to potential shifts in availability of apparel following the expiration of quotas for World Trade Organization member countries, and the re-imposition of quotas for apparel and textiles exported from the Peoples Republic of China. However, sourcing operations may be adversely affected by trade limits, political and/or financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, and/or other trade disruptions.

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

As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of condition. We make allowances in financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the website, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed allowances would result in adjustments to the sales return accrual and to cost of sales and could have a material and adverse affect on financial condition, results of operations and cash flows.

Quarterly results of operations fluctuate and may be negatively impacted by a failure to predict sales trends and by seasonal influences.

Net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as on an annual basis, as a result of a number of factors, including, but not limited to, the following:

•	the number and timing of full-line retail store openings;

•	the timing of catalog mailings and the number of catalogs we mail;

•	the ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, and the day of the week on which certain important holidays fall.

Our results continue to depend materially on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. If, for any reason, we were to realize lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected.

We face substantial competition from discount retailers in the women’s apparel industry.

We face substantial competition from discount retailers, such as Kohl’s and Target, for basic elements in our merchandise lines, and net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. We expect this price deflation to continue as a result of the expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we currently source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team.

Future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Melvin Dick, Executive Vice President and Chief Financial Officer; and Dan Griesemer, Executive Vice President, Sales and Marketing. The loss of any of these individuals or other key personnel could have a material adverse effect on the business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

Lower demand for merchandise could reduce gross margins and cause us to slow our retail expansion.

Our merchandise is comprised primarily of discretionary items, and demand is affected by a number of factors that influence consumer spending. Lower demand may cause us to move more full-price merchandise to clearance, which would reduce gross margins, and could adversely affect liquidity (including compliance with our debt covenants) and, therefore, slow the pace of retail expansion. We have maintained conservative inventory levels, which we believe will make us less vulnerable to sales shortfalls. If we elect to carry relatively low levels of inventory in anticipation of lower demand but demand is stronger than we anticipated, we may be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction.

Our tax collection policy may expose us to the risk that we may be assessed for unpaid taxes.

Our multi-channel business model subjects us to state and local taxes in numerous jurisdictions, including state income, franchise, and sales and use tax. We collect these taxes in any jurisdiction in which we have a physical presence. While we believe we have paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, some taxing jurisdictions have assessed additional taxes and penalties on us, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation.

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our stock price.

We are applying significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the effectiveness of internal control may vary over time. We cannot be certain that internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the common stock.

The stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $22.97 per share and $10.75 per share, respectively, during the fiscal year ended January 28, 2006. In addition, the Nasdaq National Market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

The largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Dennis Pence, our Chairman and Chief Executive Officer, and Ann Pence, our former Vice Chairman, have informed the company that they have an informal arrangement pursuant to which they have agreed to vote their shares together. This arrangement is not in writing, and can be terminated at any time, and there is no assurance that Dennis Pence and Ann Pence will continue to act together with respect to their shares. Because of their informal arrangement, Dennis Pence and Ann Pence together may be deemed to beneficially own, directly and indirectly, approximately 36.8% of outstanding common stock as of December 31, 2005. Dennis Pence and Ann Pence acting together, or either of them acting independently, could have significant influence over any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the company, which may adversely affect the market price of common stock. The interests of Dennis Pence and Ann Pence may not always coincide with the interests of other stockholders.

Provisions in the charter documents and Delaware law may inhibit a takeover and discourage, delay or prevent stockholders from replacing or removing current directors or management.

Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a merger with or acquisition of us, even where the stockholders may consider it to be favorable. These provisions could also prevent or hinder an attempt by stockholders to replace current directors and include:

•	providing for a classified Board of Directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	authorizing the Board to designate and issue “blank check” preferred stock;

•	limiting persons who can call special meetings of the Board of Directors or stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders meeting.

Because the Board of Directors appoints management, any inability to effect a change in the Board of Directors may also result in the entrenchment of management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

Stores, Distribution Center and Corporate Facility

Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of January 28, 2006 are set forth below:

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices (a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	270,000 sq. ft.

East Coast Operations Center, including Distribution and Call Center (b)	100 Coldwater Creek Drive Mineral Wells, W. Virginia	Leased	610,000 sq. ft.

Coeur d’Alene, Idaho Call Center	751 West Hanley Avenue Coeur d’Alene, Idaho	Leased	60,000 sq. ft.

174 Full-Line Retail Stores (c)	Various U.S. Locations	Leased	950,000 sq. ft.

22 Outlet Stores (d)	Various U.S. Locations	Leased	143,000 sq. ft.

2 Resort Stores (e)	Sandpoint, ID and Jackson, WY	Leased	34,000 sq. ft.

(a)	Our corporate offices include approximately 176,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, virtual retail stores, photo studio, employee training center and various corporate departments.
(b)	We made the decision in fiscal 2005 to expand our existing distribution center. This expansion will increase the size of the distribution center to approximately 960,000 square feet. Construction on this expansion began in the first quarter of fiscal 2006. We plan to take possession of the new space in the second half of fiscal 2006. See “Note 19. West Virginia Distribution Center Expansion” to the consolidated financial statements for further details.
(c)	As of January 28, 2006 our full-line retail stores averaged approximately 5,500 square feet per store. Our retail store leases generally have ten year base terms.
(d)	As of January 28, 2006 our outlet stores averaged approximately 6,500 square feet. Our outlet store leases generally have base terms of five years.
(e)	Our two resort stores average approximately 17,000 square feet. The base term of our Sandpoint, Idaho resort store expired on January 31, 2006 and we are currently occupying the space on a month-to-month basis. On June 15, 2005, we executed a new lease in a different building with a base term of ten years for a new store. The new site for our Sandpoint store is currently under construction, and is expected to open in the second quarter of fiscal 2006, at which time we will abandon the old store. The new store will be considered a premium store for reporting purposes.

We believe that our corporate offices, expanded distribution center and call centers will meet our operational needs for the foreseeable future.

The following table summarizes the geographic location of our stores at the end of fiscal 2005 and fiscal 2004:

	January 28, 2006		January 29, 2005
	Premium Retail Stores	Resort and Outlet Stores	Premium Retail Stores	Resort and Outlet Stores
Alabama	4	—	2	—
Arizona	6	—	3	—
Arkansas	1	—	1	—
California	18	2	13	2
Colorado	5	1	4	—
Connecticut	4	—	4	—
Delaware	—	2	—	2
Florida	7	—	2	—
Georgia	5	1	2	1
Idaho	1	1	1	1
Illinois	11	—	6	—
Indiana	3	2	2	1
Iowa	3	—	2	—
Kansas	2	—	2	—
Kentucky	3	—	2	—
Louisiana	3	—	1	—
Maine	—	1	—	1
Maryland	3	—	2	—
Massachusetts	4	—	3	—
Michigan	6	1	3	1
Minnesota	4	—	2	—
Mississippi	1	—	1	—
Missouri	6	1	5	1
Montana	2	—	2	—
Nebraska	2	—	2	—
Nevada	2	—	1	—
New Hampshire	1	—	—	—
New Jersey	3	—	3	—
New York	4	1	3	1
North Carolina	5	—	4	—
Ohio	8	1	8	1
Oklahoma	2	—	2	—
Oregon	4	1	1	1
Pennsylvania	6	1	3	1
Rhode Island	1	—	—	—
South Carolina	3	1	2	1
South Dakota	1	—	1	—
Tennessee	6	1	4	1
Texas	11	1	6	1
Utah	1	—	1	—
Vermont	1	1	—	1
Virginia	4	2	3	2
Washington	3	1	2	—
West Virginia	1	—	—	—
Wisconsin	3	—	3	—
Wyoming	—	1	—	1

Total	174	24	114	21

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. In addition, from time to time we have received claims that products and/or the manner in which we conduct business infringe on the intellectual property rights of third parties. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

Government Regulation

The direct business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission. While we believe we are in material compliance with these regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect operations.

Our multi-channel business model subjects us to state and local taxes in numerous jurisdictions, including state income, franchise, and sales and use tax. We collect these taxes in any jurisdiction in which we have a physical presence. While we believe we have paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, some taxing jurisdictions have assessed additional taxes and penalties on us, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation.

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

Many of our products are manufactured outside the United States and are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products we are allowed to import or increase the cost of such products. To date, we have not been restricted by quotas in the operation of the business, and customs duties have not comprised a material portion of the total cost of most of our products. As we expand retail operations and begin to source more merchandise overseas, however, business may be impacted by quotas and the imposition of customs duties or tariffs. We are also subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign activities, with respect to our product sourcing.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS

The table below sets forth the name, current age and current position of our directors and executive officers as of March 31, 2006:

Name	Age	Positions held
Dennis C. Pence(a)	56	Chairman of the Board of Directors, Secretary and Chief Executive Officer
Georgia Shonk-Simmons	54	President, Chief Merchandising Officer and Director
Melvin Dick	52	Executive Vice President and Chief Financial Officer
Dan Griesemer	46	Executive Vice President of Sales and Marketing
Dan Moen	34	Senior Vice President and Chief Information Officer
Gerard El Chaar	45	Senior Vice President of Operations
James R. Alexander (b)(c)(d)	63	Director
Jerry Gramaglia (c)(d)	50	Director
Curt Hecker (a)(b)(d)	45	Director
Kay Isaacson-Leibowitz (c)(d)	59	Director
Robert H. McCall (a)(b)(c)(d)	60	Director

(a)	Member of the Executive Committee
(b)	Member of the Audit Committee
(c)	Member of the Compensation Committee
(d)	Member of the Nominating Committee

Dennis C. Pence co-founded Coldwater Creek in 1984, and has served as a Director since our incorporation in 1988, serving as the Board’s Chairman since July 1999 and as our Vice-Chairman prior to that. Since September 26, 2002, as well as from 1984 through December 2000, Mr. Pence has served as our Chief Executive Officer. From June 4, 2002, to September 25, 2002, he provided his executive management services to us. From January 5, 2002, to June 3, 2002, Mr. Pence served as our Interim Chief Financial Officer and Treasurer. From January 1, 2001 to January 4, 2002, Mr. Pence was semi-retired. Mr. Pence has also served as Chairman of the Board’s Executive Committee since its formation on May 20, 2000, and, as Secretary since July 1998. From 1984 through 2000, Mr. Pence also served as our President. From April 1999 to December 2000, he was also the President of our Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager - Consumer Video Products. Mr. Pence served as a Board member of Panhandle State Bank from March 2002 through December 2005.

Georgia Shonk-Simmons has served as a Director, as well as our President, since January 1, 2001. Since September 26, 2002, Ms. Shonk-Simmons has served as our Chief Merchandising Officer. From January 1, 2001, to September 25, 2002, Ms. Shonk-Simmons served as our Chief Executive Officer. From April 1999 to December 2000, Ms. Shonk-Simmons served as President of our Catalog & Retail Sales Division. Ms. Shonk-Simmons joined us as Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., a publicly held international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton’s, Carson Pirie Scott and Hahne’s.

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

Dan Griesemer has served as our Executive Vice President of Sales and Marketing since January 2005. From April 2004 to December 2004, Mr. Griesemer served as our Executive Vice President of Retail. From October 2001 to April 2004, Mr. Griesemer served as our Senior Vice President of Retail. Prior to joining Coldwater Creek, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap Inc. From 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

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

James R. Alexander has served as a Director since March 2000, as well as a member of the Board’s Audit Committee since July 2000, as a member of the Board’s Compensation Committee since November 2002, and as its Chairman since June 2004. Mr. Alexander has also served as Chairman of the Board’s Nominating Committee from April 2004 to June 2004, and as a member of that committee since April 2004. From July 2000 to July 2001, Mr. Alexander also served as a member of the Board’s Compensation Committee. Mr. Alexander had previously served as a Director, as well as Chairman of the Board’s Compensation Committee, from 1994 to 1998, before declining to stand for re-election due to other professional obligations. Mr. Alexander has been an independent catalog consultant for over 25 years, serving a variety of mail order retailers of apparel, gifts and home decor. Mr. Alexander is President of Alexander & Co., LLC, a direct marketing and retail consulting firm.

Jerry Gramaglia has served as a Director, as well as a member of the Board’s Compensation Committee and as a member of the Board’s Nominating Committee since June 2004. In May 2002, Mr. Gramaglia joined Arrowpath Venture Capital where he now serves as a Venture Partner. From June 1998 to May 2002, Mr. Gramaglia served as Chief Marketing Officer and subsequently as President and Chief Operations Officer for E*TRADE Group Inc., a leading provider of electronic financial services. Mr. Gramaglia began his career at Procter & Gamble and subsequently held marketing and general management positions for Nestle, PepsiCo, Imasco and Sprint.

Curt Hecker has served as a Director, as well as a member of the Board’s Audit Committee, since August 1995, as a member of the Board’s Executive Committee since July 2001, as Chairman of the Board’s Nominating Committee since June 2004 and as a member of that committee since April 2004. Mr. Hecker also served as Chairman of the Board’s Compensation Committee from July 2001 to June 2004. Since October 1997, Mr. Hecker has served as President, Chief Executive Officer and a Board member of publicly held Intermountain Community Bancorp as well as Chief Executive Officer and a Board member of Panhandle State Bank, Intermountain Community Bancorp’s wholly-owned subsidiary. From August 1995 to October 2001, Mr. Hecker also served as President of Panhandle State Bank. Prior to joining Panhandle State Bank, Mr. Hecker held various management positions with West One Bank.

Kay Isaacson-Leibowitz has served as a Director since February 2005 and as a member of the Board’s Compensation Committee since June 2005. Mrs. Isaacson-Leibowitz served as Executive Vice President of Beauty Niches for Victoria’s Secret Stores from July 2003 to February 2006. From 1995 to 2003, Mrs. Isaacson-Leibowitz served as Executive Vice President of Merchandising for Victoria’s Secret Stores. From 1994 to 1995, Mrs. Isaacson-Leibowitz served as acting President and Senior Vice President of Merchandising for Banana Republic. Mrs. Isaacson-Leibowitz also serves as Chairman of the Advisory Board for City University of New York Honors College and is a Board member for World of Children.

Robert H. McCall, a Certified Public Accountant, has served as a Director since 1994, as Chairman of the Board’s Audit Committee since February 1995, as a member of the Board’s Nominating Committee since April 2004, and as a member of the Board’s Compensation Committee since June 2005. Mr. McCall has also served as a member of the Board’s Executive Committee since its formation in May 2000. From February 1995 to July 2000, Mr. McCall also served as a member of the Board’s Compensation Committee. Since 1981, Mr. McCall has been President of McCall & Landwehr, P.A., a certified public accounting firm.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has been quoted on the Nasdaq National Market under the symbol “CWTR” since our initial public offering on January 29, 1997. On January 28, 2006, we had 425 stockholders of record and 92,020,789 shares of $0.01 par value common stock outstanding. On December 10, 2005, our Board of Directors declared a 50% stock dividend having the effect of a 3-for-2 stock split, on our issued and outstanding common stock. The new shares were distributed on January 13, 2006. The stock prices below reflect the effect of this stock dividend.

The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2004:
First Quarter	$7.04	$4.30
Second Quarter	8.73	5.56
Third Quarter	10.41	7.01
Fourth Quarter	14.09	9.64

Fiscal 2005:
First Quarter	$14.73	$10.79
Second Quarter	18.66	10.75
Third Quarter	20.98	15.40
Fourth Quarter	22.97	16.15

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends in the foreseeable future. Additionally, we are currently restricted from paying cash dividends under our credit facility.

The information required by this item concerning equity compensations plans is incorporated by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

The selected financial and operating data in the following table sets forth:

(i) balance sheet data as of January 28, 2006 and January 29, 2005 and statement of operations data for the respective 12-month periods then ended, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are included elsewhere in this Annual Report on Form 10-K,

(ii) balance sheet data as of January 31, 2004, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are not included elsewhere in this Annual Report on Form 10-K,

(iii) statement of operations data for the 12-month period ended January 31, 2004, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are included elsewhere in this Annual Report on Form 10-K,

(iv) balance sheet data as of February 1, 2003 and statement of operations data for the 11-month transition period then ended, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are not included elsewhere in this Annual Report on Form 10-K,

(v) balance sheet data as of March 2, 2002, and statement of operations data for the 12-month period then ended, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not included elsewhere in this Annual Report on Form 10-K, and

(vi) selected operating data as of and for the periods indicated.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (a)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	March 2, 2002
	(52 weeks)	(52 weeks)	(52 weeks)	(48 weeks)	(52 weeks)
	(in thousands except for per share, average square feet per store and store count data)
Statement of Operations Data:
Net sales	$788,203	$590,310	$518,844	$473,172	$464,024
Cost of sales	424,478	334,368	316,355	284,751	274,234

Gross profit	363,725	255,942	202,489	188,421	189,790
Selling, general and administrative expenses	289,465	208,158	182,197	173,330	188,902

Income from operations	74,260	47,784	20,292	15,091	888
Interest, net, and other	4,186	710	(106)	170	483

Income before provision for income taxes	78,446	48,494	20,186	15,261	1,371
Provision for income taxes	31,667	19,364	7,907	6,113	519

Net income	$46,779	$29,130	$12,279	$9,148	$852

Net income per share - Basic (b)	$0.51	$0.33	$0.15	$0.11	$0.01

Weighted average shares outstanding- Basic (b)	91,488	87,692	81,251	80,657	80,433

Net income per share - Diluted (b)	$0.50	$0.32	$0.15	$0.11	$0.01

Weighted average shares outstanding - Diluted (b)	94,365	90,743	82,374	81,332	82,091

Selected Channel Data (c):
Net Sales:
Retail and outlet store business	$459,641	$296,227	$194,624	$128,177	$76,103
E-commerce business	200,555	162,225	148,308	144,838	141,873
Catalog business	128,007	131,858	175,912	200,157	246,048

Selected Operating Data:
Total catalogs mailed	113,000	108,000	118,000	136,000	161,000
Average square feet per store (d)	5,500	5,700	6,700	7,600	8,200

Balance Sheet Data:
Cash and cash equivalents	$131,856	$111,203	$45,754	$26,630	$4,989
Working capital	133,908	116,487	51,643	37,954	28,429
Total assets	455,346	324,585	211,659	188,236	170,997
Total debt (e)	—	—	—	—	—
Stockholders’ equity	253,606	198,278	118,184	104,550	93,724

Stores open at the beginning of the fiscal year (d)	114	66	41	27	8

Stores opened in the first quarter (d)	5	5	3	5	1
Stores opened in the second quarter (d)	17	18	4	3	3
Stores opened in the third quarter (d)	27	18	15	3	7
Stores opened in the forth quarter (d)	11	7	3	3	8

Stores open at the end of the fiscal year (d)	174	114	66	41	27

(a)	References to a fiscal year refer to the calendar year in which the fiscal year commences. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies. Accordingly, our fiscal year ending on February 1, 2003, consisted of an 11-month transition period.

(b)	The weighted average shares outstanding and net income per share amounts reflect one 50% stock dividend, having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 10, 2005.
(c)	Beginning with our first quarter of fiscal 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We have reclassified prior period financial statements on a consistent basis for all periods presented.
(d)	Excludes outlet and resort stores.
(e)	We currently have a $40 million unsecured revolving line of credit, and, as of the date of this report, have not borrowed under this facility.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 28, 2006. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

The following narrative is designed to provide readers of our financial statements with a detailed analysis of the business through the eyes of management. This includes an analysis of financial condition, results of operations, liquidity and capital resources and various other factors that may affect future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

•	Coldwater Creek Profile

•	Recent Developments and Strategic Initiatives

•	Results of Operations

•	Quarterly Results and Seasonality

•	Liquidity and Capital Resources

•	Future Outlook

•	Critical Accounting Policies

•	Issued Accounting Standards Not Yet Adopted

•	Recently Adopted Accounting Standards

•	Off-Balance Sheet Liabilities and Other Contractual Obligations

•	Related Party Transactions

References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by the majority of national retail companies. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The fiscal years ended January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”) and January 31, 2004 (“fiscal 2003”) consisted of 52 weeks. The fiscal year beginning in 2006 will be a fifty-three week fiscal year.

We encourage you to read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $788.2 million in net sales in fiscal 2005. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with average household income in excess of $75,000.

The Company’s goal is to become one of the premier retailers of specialty women’s apparel in the United States. The strategy to realize this vision is to offer our customer a compelling merchandise assortment with superior customer service through all three sales channels.

Several years ago, we began the evolution from a direct marketer to a multi-channel specialty retailer. During this evolution, we tested various scaleable retail store models, strengthened the retail management team, refined the merchandise assortment and integrated our retail and direct merchandise planning and inventory management functions. We intend to continue to build infrastructure in the coming years to support the planned growth of our retail business.

The catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote the website and retail stores. During fiscal 2005, we mailed 113 million catalogs. We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. As of January 28, 2006, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 2.9 million.

Recent Developments and Strategic Initiatives

Retail Expansion. We expect the retail business to be the key driver of our growth strategy. As of January 28, 2006, we operated 174 full-line retail stores, as well as two resort stores and 22 merchandise clearance outlet stores in 133 markets. We currently plan to open a total of approximately 65 full-line retail stores in fiscal 2006. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of those stores. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

National Magazine Advertising. One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. We significantly increased this national advertising campaign in 2005. These advertisements are designed to drive sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. We have placed our advertisements in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. We plan to continue our national advertising campaign in 2006.

Direct Sourcing. Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. While this practice has proved to be successful, we now believe we can benefit by working directly with foreign manufacturers. These benefits include improved control over the production, quality and transportation of our merchandise, which we believe will ultimately result in faster speed to market, improved quality and margins. In order to realize these benefits, we launched our direct sourcing initiative in the third quarter of fiscal 2004. During fiscal 2005 we imported approximately 15% of our total merchandise purchases. During fiscal 2006 we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases.

Coldwater Creek Catalog. In fiscal 2004, we began mailing “retail mailers,” which were similar to our regular catalogs, but with a significantly smaller page count. Retail mailers featured a limited assortment of merchandise and were targeted to customers who reside near our premium retail stores. At the same time, we began testing the response of these customers to a full-size catalog that featured a larger assortment of merchandise. These tests revealed that customers responded more positively to a full-size catalog and ultimately led to the introduction of our Coldwater Creek catalog in the first quarter of fiscal 2005.

Coldwater Creek ~ The Spa. In the fourth quarter of fiscal 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. Based on positive response to this concept from focus groups comprised of both customers and non-customers, we learned there is a strong familiarity with the Coldwater Creek brand and its focus on providing exceptional customer service, as well as a broad consensus that the Company is well-suited to provide this new service. The initial six spa locations in our test, each encompassing approximately 5,000 square feet, are scheduled to be opened during the first half of fiscal 2006.

Co-Branded Credit Card Program. In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to accept the credit card, we offer a one-time discount on merchandise purchased at the time of application. Credit card holders can earn points on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We also receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During fiscal 2005, approximately 153,000 cards were activated resulting in a fee of $12.3 million.

West Virginia Distribution Center Expansion. During the fourth quarter of fiscal 2005, we entered into definitive agreements related to the expansion of our distribution and call center facility in Mineral Wells, West Virginia. Our existing distribution and call center facility, encompassing approximately 610,000 square feet on a 60 acre site, is leased from Wood County Development Authority (“WCDA”), the owner of the site, under an agreement originally entered into in June 1998. The approximately 350,000 square foot planned expansion of this facility on the existing site is expected to be completed by the end of fiscal 2006.

Based on the expected cost of the expansion, the anticipated completion date and expected interest rates for the notes issued by WCDA to finance the expansion, maximum future lease payments (undiscounted) under the amended lease are estimated to be $85.6 million. The original lease for our West Virginia facility has historically been accounted for as an operating lease for financial reporting purposes. The amended lease encompassing the entire expanded facility is also expected to be accounted for as an operating lease, subject to final confirmation of the accounting treatment upon completion of the expansion. See “Note 19. West Virginia Distribution Center Expansion” to the consolidated financial statements for further details.

Results of Operations

On December 10, 2005, a 50% stock dividend was declared by the Board of Directors. This dividend had the effect of a 3-for-2 stock split. Unless otherwise indicated, the common stock outstanding, retained earnings and net income per share amounts appearing in the financial statements included herein reflect this stock dividend.

Fiscal 2005 Summary

•	Consolidated net sales increased $197.9 million, or 33.5%, due to:

•	the addition of 60 premium stores since the end of last year;

•	strong customer response to our merchandise;

•	the expanded national magazine advertising campaign;

•	an increase in the frequency of e-mails sent to a growing database of customers; and

•	revenue related to the co-branded credit card program

•	Gross profit dollars increased $107.8 million, or 42.1%, and gross profit rate improved to 46.1% of net sales as a result of:

•	improved merchandise margins on sales in all channels;

•	revenue related to the co-branded credit card program;

•	improved leveraging of premium retail store occupancy expenses; and

•	increased full-price sales compared to clearance sales

•	Selling, general and administrative expenses (“SG&A”) increased $81.3 million, or 39.1%, and SG&A rate increased to 36.7% of net sales due to:

•	personnel costs associated with our retail expansion;

•	national magazine advertisements;

•	increased catalog circulation; and

•	premium retail store advertising

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 28, 2006 compared with the fiscal year ended January 29, 2005. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	January 28, 2006 (1)	% of net sales	January 29, 2005 (1)	% of net sales	$ change	% change
	(in thousands)
Net sales	$788,203	100.0%	$590,310	100.0%	$197,893	33.5%
Cost of sales	424,478	53.9%	334,368	56.6%	90,110	26.9%

Gross profit	363,725	46.1%	255,942	43.4%	107,783	42.1%
Selling, general and administrative expenses	289,465	36.7%	208,158	35.3%	81,307	39.1%

Income from operations	74,260	9.4%	47,784	8.1%	26,476	55.4%
Interest, net, and other	4,186	0.5%	710	0.1%	3,476	489.6%

Income before income taxes	78,446	9.9%	48,494	8.2%	29,952	61.8%
Income tax provision	31,667	4.0%	19,364	3.3%	12,303	63.5%

Net income	$46,779	5.9%	$29,130	4.9%	$17,649	60.6%
Consolidated effective income tax rate	40.4%		39.9%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

Fiscal 2005 Compared With Fiscal 2004

Consolidated Net Sales. The increase in consolidated net sales during the fiscal year ended January 28, 2006, was primarily due to the opening of 60 premium retail stores, an expanded national magazine advertising campaign and the introduction of the Coldwater Creek catalog. We also saw an increase in Internet channel net sales, primarily as a result of an increase in both the size of our e-mail database and the frequency with which we e-mailed our customers. Revenue related to the introduction of a co-branded credit card program in the fiscal 2005 second quarter contributed $12.3 million to the increase.

These positive impacts were partially offset by decreased catalog channel net sales, which we believe resulted from customers choosing to order via the Internet or our premium retail stores. Discounts offered through a co-branded credit card program and national magazine advertising also decreased consolidated net sales.

Consolidated Gross Profit Dollars and Rate. The increase in consolidated gross profit dollars was primarily due to the increase in consolidated net sales. Also contributing to the increase in consolidated gross profit dollars, although to a lesser extent, were the factors discussed below that impacted the consolidated gross profit rate.

The increase in the consolidated gross profit rate was primarily attributable to improvements in overall merchandise margins of 1.7 percentage points. This improvement was primarily the result of lower merchandise costs due to higher purchase volumes relative to the prior year due to our retail expansion. To a lesser extent, our direct sourcing initiative, which enabled us to purchase merchandise directly from manufacturers, improved merchandise margins.

Also contributing to the improved consolidated gross profit rate was the co-branded credit card program, improved leveraging of premium retail store occupancy costs and an increase in full-price sales compared to disposition sales. The credit card program contributed revenues of $12.3 million. We estimate that this contribution was offset by the related discounts of approximately $4.6 million offered upon activation. The leveraging of premium retail store occupancy costs improved 0.7 percentage points as a result of improved premium retail store net sales and full-price sales compared to disposition sales increased 0.7 percentage points versus the prior year.

Our consolidated cost of sales includes vendor allowances of $6.7 million in fiscal 2005 and $5.0 million in fiscal 2004. These increases were due to higher purchase volumes relative to the prior year due to our retail expansion. These allowances were credited to cost of sales as the related merchandise was sold.

Consolidated Selling, General and Administrative Expenses. The increase in consolidated selling, general and administrative (“SG&A”) expenses was primarily the result of incremental personnel costs related to retail expansion, including retail administrative staff wages, store employee wages, related taxes and employee benefits. These personnel costs increased $33.4 million, or 49.9%, from fiscal 2004.

Also contributing to the increase in consolidated SG&A expenses were increases in national magazine advertising, catalog expenses and premium retail store advertising. National magazine advertising expense increased $8.9 million, or 281.6%, primarily due to a 75% increase in the number of magazines and page count per advertisement.

Catalog expenses increased $7.9 million, or 12.7%. Approximately $3.9 million of this increase was attributed to the distribution of 6.7 million more catalogs than in the prior year. We mailed 5.4 million more catalogs to customers and distributed approximately 1.3 million more catalogs through an expanding base of retail stores. Approximately $3.0 million of the increase was attributed to incremental costs associated with printing and distributing catalogs, while approximately $1.0 million was due to promotional activities related to our co-branded credit card program.

An increase of $4.5 million, or 74.5%, in premium retail store advertising also impacted SG&A expenses. This increase was comprised of $3.4 million in retail promotional costs, including banners and other signage, and $1.1 million related to the cost of merchandise associated with the Gift with Purchase promotions. These expenses have increased as a result of retail expansion.

Consolidated Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales. Consolidated selling, general and administrative expenses expressed as a percentage of consolidated net sales (“SG&A rate”) increased primarily due to an increase of 1.0 percentage point in national magazine advertising.

Also contributing to the increase in SG&A rate was a reduction of 1.0 percentage point in the leveraging of personnel costs. We primarily attribute this to ongoing efforts to build the personnel infrastructure in anticipation of future growth related to retail expansion. Additionally, the investment in premium retail store advertising increased 0.3 percentage points as a result of increased retail promotional costs, including banners and other signage. We made this investment in an effort to increase store traffic and enhance the shopping experience.

Consolidated Interest, Net, and Other. The increase in consolidated interest, net and other was primarily due to increased interest income on the investment of our available cash. Also, in the prior year, we expensed approximately $0.3 million of unamortized origination fees associated with a previous credit agreement. We expensed these fees in anticipation of obtaining the current credit agreement. See “Note 6. Revolving Line of Credit” to the consolidated financial statements for further details.

Consolidated Provision for Income Taxes. The increase in consolidated provision for income taxes was the result of higher pre-tax income. The increase in consolidated provision for income taxes expressed as a percentage of pre-tax income was due to higher state income taxes.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment and is provided to assist in assessing differences in net sales by segment (in thousands):

	Twelve Months Ended
	January 28, 2006 (1)	% of Total	January 29, 2005 (1)	% of Total	Change
					$	%
Retail	$459,641	58.3%	$296,227	50.2%	$163,414	55.2%

Internet	200,555	25.5%	162,225	27.5%	38,330	23.6%
Catalog	128,007	16.2%	131,858	22.3%	(3,851)	(2.9)%

Direct	328,562	41.7%	294,083	49.8%	34,479	11.7%

Total	$788,203	100.0%	$590,310	100.0%	$197,893	33.5%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

Retail Segment. During fiscal 2005 we opened 60 premium retail stores. These new stores contributed $73.6 million in net sales. Additionally, premium retail stores that were open during only a portion of fiscal 2004, but were open during the entirety of fiscal 2005, contributed incremental net sales of $53.5 million. We believe expanded national magazine advertising and the introduction of Coldwater Creek catalog also contributed to the growth in premium retail store net sales.

Retail segment net sales also increased as a result of a $7.0 million, or 23.9%, increase in outlet and resort store net sales. We primarily attribute this increase to the addition of three outlet stores during fiscal 2005.

Additionally, the non-refundable, non-recurring fee for each new pre-approved account opened and activated under the new co-branded credit card program contributed $7.4 million to retail segment net sales during fiscal 2005.

Direct Segment. The growth in Internet business net sales was primarily driven by an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Our database of e-mail addresses increased 22.2% during fiscal 2005, while the frequency of e-mails sent increased approximately 59%. Additionally, the co-branded credit card program contributed $3.3 million in fee revenues to the Internet business net sales.

Our catalog business net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels. We encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. We primarily attribute the decrease in the net sales of the catalog business to customers choosing to purchase merchandise through other channels. Partially offsetting this decrease were catalog net sales derived from both our expanded national magazine advertising and the introduction of our Coldwater Creek catalog. Additionally, the co-branded credit card program contributed fee revenues of $1.6 million to catalog business net sales.

Operating Contribution. The following table summarizes our operating contribution by segment for fiscal 2005 compared with fiscal 2004 (in thousands):

	Twelve Months Ended
	January 28, 2006 (1)%			January 29, 2005 (1)%			Change
							$	%
Retail	$87,887	19.1	%(2)	$51,604	17.4	%(2)	$36,283	70.3%
Direct	75,036	22.8	%(3)	59,655	20.3	%(3)	15,381	25.8%
Corporate and other	(88,663)	(11.2	)%(4)	(63,475)	(10.8	)%(4)	(25,188)	39.7%

Consolidated income from operations	$74,260	9.4	%(4)	$47,784	8.1	%(4)	$26,476	55.4%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.
(2)	Retail segment operating contribution expressed as a percentage of retail segment net sales.
(3)	Direct segment operating contribution expressed as a percentage of direct segment net sales.
(4)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Retail Segment. We primarily attribute the increase in retail segment operating contribution to an increase of $49.7 million, or 68.1%, in premium retail stores operating contribution. Of this $49.7 million increase, we attribute $6.8 million to the credit card fee and $14.7 million to the 60 premium retail stores opened during fiscal 2005. The remaining increase was attributable to stores that were opened prior to fiscal 2005. This improvement was partially offset by a $12.2 million increase in premium retail store administrative and support expenses. These expenses increased primarily as a result of retail expansion.

We primarily attribute the increase in retail segment operating contribution rate to improved merchandise margins and improved leveraging of retail store occupancy expenses. Merchandise margins on net sales from premium retail stores increased 0.9 percentage points. This improvement was primarily the result of lower merchandise costs due to higher purchase volumes relative to the prior year. The increased purchase volume was due to retail expansion. To a lesser extent, the direct-sourcing initiative, which enabled us to purchase merchandise directly from manufacturers, improved merchandise margins. The leveraging of premium retail store occupancy expenses improved 0.7 percentage points during fiscal 2005. This increase in leveraging was the result of improved net sales.

These positive impacts were partially offset by reduced leveraging of personnel costs associated with the retail expansion and increased investment in premium retail store advertising. The leveraging of personnel costs associated with retail expansion decreased by 1.1 percentage points. These personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. We primarily attribute this reduced leveraging to ongoing efforts to build personnel infrastructure in anticipation of future growth related to retail expansion. Investment in premium retail store advertising increased 0.3 percentage points as a result of increased retail promotional costs, including banners and other signage. We made this investment in an effort to increase store traffic and enhance the shopping experience.

Direct Segment. The increases in direct segment operating contribution dollars and rate were primarily due to the increase in direct segment net sales, which included credit card fee revenue of $5.0 million. Also contributing was a 3.2 percentage point improvement in merchandise margins on full-price sales from catalog and e-commerce businesses. This improvement was primarily the result of lower merchandise costs due to higher purchase volumes relative to the prior year. The increased purchase volume was due to retail expansion. To a lesser extent, the direct sourcing initiative also contributed to the improvement in merchandise margins.

Corporate and other. The decrease in corporate and other operating contribution dollars and rate was primarily due to an increase in national magazine advertising. This advertising increased $8.9 million, or 281.6%. We believe this advertising is an effective vehicle for increasing Coldwater Creek brand recognition and driving sales to all channels. Also contributing to these decreases was amortization expense of $0.3 million associated with the granting of 113,035 restricted stock units during fiscal 2005. No restricted stock units were granted during fiscal 2004. These negative impacts were partially offset by an improvement of 0.5 percentage points in the leveraging of administrative and technical support employee expenses. We believe we were able to leverage these expenses due to the increase in consolidated net sales.

Fiscal 2004 Compared With Fiscal 2003

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 29, 2005 compared with the fiscal year ended January 31, 2004. This table is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 29, 2005 (1)	% of net sales	January 31, 2004 (1)	% of net sales	$ change	% change
Net sales	$590,310	100.0%	$518,844	100.0%	$71,466	13.8%
Cost of sales	334,368	56.6%	316,355	61.0%	18,013	5.7%

Gross profit	255,942	43.4%	202,489	39.0%	53,453	26.4%
Selling, general and administrative expenses	208,158	35.3%	182,197	35.1%	25,961	14.2%

Income from operations	47,784	8.1%	20,292	3.9%	27,492	135.5%
Interest, net, and other	710	0.1%	(106)	0.0%	816	(769.8)%

Income before income taxes	48,494	8.2%	20,186	3.9%	28,308	140.2%
Income tax provision	19,364	3.3%	7,907	1.5%	11,457	144.9%
Net income	$29,130	4.9%	$12,279	2.4%	$16,851	137.2%
Consolidated effective income tax rate	39.9%		39.2%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

Consolidated Net Sales. Consolidated net sales increased primarily due to incremental net sales of $97.6 million contributed by the full-line retail stores and, to a lesser extent, to increases of $13.9 million, or 12.7%, in full-price Internet net sales and $4.0 million, or 15.6%, in outlet store net sales. These positive impacts were partially offset by decreases of $39.4 million, or 24.1%, in full-price catalog net sales and $4.7 million, or 37.0%, in clearance catalog net sales. Also negatively impacting net sales was an increase of approximately 0.8 percentage points in direct segment sales returns.

Consolidated Gross Profit Dollars and Rate. The increase in consolidated gross profit dollars was primarily due to the increase in consolidated net sales. Also contributing to the increase in gross profit dollars were the factors discussed below that impacted consolidated gross profit rate.

The consolidated gross profit rate increased primarily due to an aggregate improvement in merchandise margins of 4.8 percentage points on sales in all channels in fiscal 2004. Merchandise margins on full-price direct segment sales improved approximately 3.7 percentage points in fiscal 2004. Merchandise margins on full-price retail sales increased 3.4 percentage points in fiscal 2004. The merchandise margins on clearance sales improved by 5.5 percentage points in fiscal 2004. Merchandise margins in all channels improved primarily due to lower merchandise prices resulting from higher purchase volumes relative to the prior year due to retail expansion and, to a lesser extent, the concentration of merchandise purchases with fewer, larger vendors. During fiscal 2004, we sourced approximately 72% of apparel from the top 20 vendors, compared with 52% in fiscal 2003.

Also positively impacting the gross profit dollars and rate was an improvement in the leveraging of full-line retail store occupancy costs and an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Full-line retail store occupancy costs as a percentage of full-line retail store net sales improved 2.1 percentage points, primarily due to improved full-price retail store net sales. Additionally, gross profit rate was positively impacted by an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Full-price sales comprised approximately 87% of total net sales in fiscal 2004, and approximately 85% of total net sales in fiscal 2003.

The consolidated cost of sales includes $5.0 million of vendor rebates in fiscal 2004 and includes $3.1 million in fiscal 2003. These rebates were credited to cost of sales as the related merchandise was sold.

Consolidated Selling, General and Administrative Expenses. The consolidated selling, general and administrative expenses increased primarily due to personnel costs associated with retail expansion. These personnel costs increased $21.3 million, or 46.8%, for fiscal 2004 from fiscal 2003. These personnel costs primarily included store employee wages, administrative and technical support salaries, related taxes and employee benefits. Also contributing to the increase in selling, general and administrative expenses were increased employee incentive compensation and increased retail-specific and brand advertising. In fiscal 2003, earnings fell short of targets and resulted in lower-than-anticipated incentive compensation, which was based on corporate performance, of $1.6 million. In fiscal 2004, earnings performance exceeded targets and resulted in incentive compensation of $8.4 million. Retail advertising increased $2.1 million, or 51.1%, in fiscal 2004 from fiscal 2003, and brand advertising increased $1.7 million, or 100.1%, in fiscal 2004 from fiscal 2003, as we increased national magazine advertising.

These negative impacts were partially offset primarily by decreased catalog expenses, increased customer list rental income (net of expense) and decreased Internet-specific advertising. Catalog expenses decreased $5.2 million, or 7.8%, in fiscal 2004 from fiscal 2003, primarily due to a decrease in catalogs mailed of 8.6% over the same periods. Customer list rental income (net of expense) increased $1.7 million, or 143.5%, primarily due to the decision to reduce catalog mailings to prospective customers. In fiscal 2004, approximately 17% of total catalogs mailed were to prospective customers versus approximately 27% in fiscal 2003. Internet-specific advertising decreased $1.2 million, or 38.4%, in fiscal 2004 from fiscal 2003. We were able to reduce Internet-specific advertising due to the combined effects of an increase in our e-mail database of 7.8% coupled with an initiative we undertook in fiscal 2004 to increase the frequency of the e-mails we send to customers.

Additionally, the fiscal 2003 selling, general and administrative expenses included a (pre-tax) sales tax accrual of approximately $1.0 million for expected tax liabilities resulting from an error in Canadian tax returns related to refunds of the Canadian Goods and Services Tax, known as GST. Please refer to “Note 18. Contingencies” in the Notes to the Consolidated Financial Statements for further information.

Consolidated Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales. Consolidated selling, general and administrative expenses were negatively impacted primarily by reduced leveraging of incremental personnel costs associated with retail expansion. As a percentage of total net sales, these costs increased 3.7 percentage points in fiscal 2004 from fiscal 2003. Also negatively impacting consolidated selling, general and administrative expenses was increased employee incentive compensation. As a percentage of total net sales, employee incentive compensation expense increased 1.1 percentage points in fiscal 2004 from fiscal 2003.

Partially offsetting these negative impacts was the strategic decision to mail more catalogs to existing customers relative to the total catalogs mailed during fiscal 2004, compared with fiscal 2003. We generally realize better response rates for mailings to existing customers than to prospecting catalog mailings and have observed falling response rates to prospecting catalog mailings. In fiscal 2004, approximately 83% of total catalogs mailed were to existing customers, versus approximately 73% in fiscal 2003.

Other Operating Data. Our mailing list consisted of 15.6 million names at both January 29, 2005, and January 31, 2004. Also, the proprietary e-mail address database consisted of 2.4 million names at January 29, 2005, compared with 2.2 million names at January 31, 2004.

Consolidated Provision for Income Taxes. The increase in income tax expense was primarily the result of higher pre-tax income. The increase in the effective income tax rate was due to the nondeductibility for tax purposes of compensation amounts in excess of $1.0 million for certain executive officers.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment for the 12-month fiscal 2004, compared with the 12-month fiscal 2003 (in thousands):

	Twelve Months Ended
	January 29, 2005 (1)	% of Total	January 31, 2004 (1)	% of Total	Change
					$	%
Retail	$296,227	50.2%	$194,624	37.5%	$101,603	52.2%

Catalog	131,858	22.3%	175,912	33.9%	(44,054)	(25.0)%
Internet	162,225	27.5%	148,308	28.6%	13,917	9.4%

Direct	294,083	49.8%	324,220	62.5%	(30,137)	(9.3)%

Total	$590,310	100.0%	$518,844	100.0%	$71,466	13.8%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

The increase in retail segment net sales was primarily attributable to the increase in net sales of approximately $62.0 million contributed by the 48 full-line retail stores that opened during fiscal 2004 and, to a lesser extent, net sales of approximately $26.6 million contributed by full-line retail stores that were open during only a portion of fiscal 2003, but were open during all of fiscal 2004. Collectively, these two amounts total approximately $88.6 million and represent the net sales contribution of the retail expansion. Also contributing to retail segment net sales increase were increased outlet store net sales of $4.0 million, or 15.6%, primarily due to the opening of three outlet stores during fiscal 2004.

The decrease in direct segment net sales was primarily attributable to the strategic decision to mail 10.2 million, or 8.6%, fewer catalogs in fiscal 2004 than in fiscal 2003. Also negatively impacting direct segment net sales were fewer promotional campaigns in fiscal 2004 than in fiscal 2003 and increased direct segment sales returns on full-price sales.

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

Catalog business net sales are derived from orders taken from customers over the phone or through the mail. These net sales exclude net sales that we believe were driven by our catalog mailings but purchased through other channels. We use catalogs to drive sales in all channels. Consequently, we attribute a portion of the 25% decrease in our catalog business net sales primarily to customers choosing to purchase merchandise through the channel they deem most convenient, rather than solely because of lower catalog response rates. We believe sales related to orders taken from customers over the phone and through the mail are down because customers are increasingly choosing to order via the Internet or at our expanding base of full-line retail stores.

In fiscal 2004, we estimate that approximately 42% of our sales orders received over the Internet were driven by catalog mailings. This compares to approximately 44% in fiscal 2003. We believe this indicates that our Internet business is becoming somewhat less dependent on catalog mailings to drive sales growth. The growth in Internet business net sales was primarily driven by successful e-mail campaigns, whereby we increased the frequency of targeted e-mail advertisements to our growing proprietary database of e-mail addresses.

Operating Contribution. The following table summarizes our operating contribution by segment for fiscal 2004 compared with fiscal 2003 (in thousands):

	January 29, 2005 (1)%			January 31, 2004 (1)%			Change
							$	%
Retail	$51,604	17.4	%(2)	$22,446	11.5	%(2)	$29,158	129.9%
Direct	59,655	20.3	%(3)	49,069	15.1	%(3)	10,586	21.6%
Corporate and other	(63,475)	(10.8	)%(4)	(51,223)	(9.9	)%(4)	(12,252)	23.9%

Consolidated income from operations	$47,784	8.1	%(4)	$20,292	3.9	%(4)	$27,492	135.5%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.
(2)	Retail segment operating contribution expressed as a percentage of retail segment net sales.
(3)	Direct segment operating contribution expressed as a percentage of direct segment net sales.
(4)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Retail segment operating contribution increased $29.2 million, or 129.9%, in fiscal 2004 from fiscal 2003. We primarily attribute the increase in retail segment operating contribution to the 48 retail stores opened since the end of fiscal 2003, to increased merchandise margins on full-price retail sales and outlet store sales and, to a lesser extent, to improved leveraging of retail store occupancy costs. Merchandise margins on full-price sales from the retail segment improved by 3.4 percentage points in fiscal 2004 from fiscal 2003. Merchandise margins on outlet store sales improved by 6.8 percentage points in fiscal 2004 from fiscal 2003. Additionally, we experienced an improvement of 2.1 percentage points in the leveraging of full-line retail store occupancy costs during fiscal 2004 from fiscal 2003. Also contributing to the improvement was a 6.1% increase in the retail segment’s average sales per transaction for fiscal 2004.

Partially offsetting these positive impacts in fiscal 2004 was an increase in personnel costs associated with retail expansion. The personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. For fiscal 2004, personnel costs impacting the retail segment’s operating contribution increased $17.7 million, or 53.4%.

The increase in direct segment operating contribution is primarily due to improvements in merchandise margins on full-price sales from the catalog and e-commerce businesses of approximately 3.7 percentage points in fiscal 2004. Also positively impacting direct segment operating contribution was the strategic decision to mail more catalogs to existing customers relative to the total catalogs mailed during fiscal 2004, compared with fiscal 2003. We generally realize better response rates from mailings to existing customers than to prospecting catalog mailings and have observed falling response rates to prospecting catalog mailings. In fiscal 2004, approximately 83% of total catalogs mailed were to existing customers, versus approximately 73% in fiscal 2003.

The decrease in corporate and other operating contribution for fiscal 2004 was primarily due to an increase in incentive compensation expense. In fiscal 2003, earnings fell short of targets and resulted in lower-than-anticipated incentive compensation, which is based on corporate performance, of $1.6 million. In fiscal 2004, earnings performance exceeded targets and resulted in incentive compensation of $8.4 million. Also negatively impacting corporate and other operating contribution in fiscal 2004 was an increase in administrative and technical support salaries associated with retail expansion of $4.1 million, or 21.6%. The corporate and other operating contribution for fiscal 2004 was also negatively impacted by an increase of $1.7 million, or 100.1%, in advertising expenses designed to promote the Coldwater Creek brand.

Quarterly Results and Seasonality

As with many apparel retailers, the Company’s net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, as a result of a number of factors, including the following:

•	the composition, size and timing of various merchandise offerings;

•	the number and timing of full-line retail store openings;

•	the timing of catalog mailings and the number of catalogs we mail;

•	customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of competitors and similar factors;

•	overall merchandise return rates, including the impact of actual or perceived service and quality issues;

•	our ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

We alter the composition, magnitude and timing of merchandise offerings based upon an understanding of prevailing consumer demand, preferences and trends. The timing of merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally is realized within the first several weeks after its introduction with an expected significant decline in customer sales thereafter.

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year, will be materially adversely affected.

Quarterly Financial Data

The following tables contain selected unaudited quarterly consolidated financial data for fiscal 2005 and 2004. In our opinion, this unaudited information has been prepared on the same basis as the audited financial statements presented elsewhere and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The aggregate of certain of the following quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$155,636	$154,569	$190,115	$287,883
Cost of sales	82,799	86,895	99,325	155,458

Gross profit	72,837	67,674	90,790	132,425
Selling, general and administrative expenses	59,469	57,019	71,118	101,861

Income from operations	13,368	10,655	19,672	30,564
Interest, net, and other	758	962	1,015	1,451

Income before income taxes	14,126	11,617	20,687	32,015
Income tax provision	5,635	4,635	8,254	13,142

Net income	$8,491	$6,982	$12,433	$18,873

Net income per share — basic	$0.09	$0.08	$0.14	$0.21

Net income per share — diluted	$0.09	$0.07	$0.13	$0.20

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,461	53,403	67,909

Income from operations	8,778	5,318	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,539	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,338	$9,070	$11,401

Net income per share — basic	$0.07	$0.04	$0.10	$0.13

Net income per share — diluted	$0.06	$0.04	$0.10	$0.12

First Quarter Comparison

The increases in consolidated net sales and consolidated net income for the first quarter were primarily the result of on increase of 48 premium retail stores compared with the prior year and strong customer response to spring merchandise. The gross profit rate improvement was primarily due to improved merchandise margins on sales in all channels and improved leveraging of premium store occupancy expenses. Selling, general and administrative expenses increased as a percentage of net sales as a result of increased personnel costs associated with our retail expansion.

Second Quarter Comparison

The increases in consolidated net sales and consolidated net income for the second quarter were primarily the result of an increase of 47 premium retail stores compared with the prior year and strong customer response to summer merchandise. Also during the second quarter, approximately 20,500 new accounts were activated under our co-branded credit card program, resulting in fee revenue of $1.7 million. We estimate that this contribution was offset by the related discounts of approximately $0.6 million offered upon activation.

The gross profit rate improvement was primarily due to improved merchandise margins on sales in all channels, an increase in full-price sales compared with clearance sales and improved leveraging of premium store occupancy expenses. Selling, general and administrative expenses increased as a percentage of net sales as a result of increased national magazine advertising.

Third Quarter Comparison

The increases in consolidated net sales and consolidated net income for the third quarter were primarily the result of an increase of 56 premium retail stores compared with the prior year and strong customer response to fall merchandise. Better than anticipated sales activity in August and October acted to offset the negative impact of Hurricane Katrina and related macroeconomic events during the first three weeks of September. Also during the third quarter, approximately 60,800 new accounts were activated under our co-branded credit card program, resulting in fee revenue of $4.5 million. We estimate that this contribution was offset by the related discounts of approximately $1.7 million offered upon activation.

The gross profit rate increased due to improved merchandise margins and leveraging of our full-line retail store occupancy costs. Selling, general and administrative expenses increased as a percentage of net sales primarily due to increased personnel costs associated with our retail expansion and increased national magazine advertising as we expanded our advertising program in major women’s magazines for the holiday season.

Fourth Quarter Comparison

The increases in consolidated net sales and consolidated net income for the fourth quarter were primarily the result of an increase of 60 premium retail stores compared with the prior year and strong customer response to holiday merchandise. Also during the fourth quarter, approximately 72,000 new accounts were activated under our co-branded credit card program, resulting in fee revenue of $6.1 million. We estimate that this contribution was offset by the related discounts of approximately $2.3 million offered upon activation.

The gross profit rate improvement was primarily due to improved merchandise margins on sales in all channels, an increase in full-price sales compared with clearance sales and improved leveraging of premium store occupancy expenses. Selling, general and administrative expenses increased as a percentage of net sales as a result of increased national magazine advertising.

Liquidity and Capital Resources

In recent fiscal years, we have financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from the May, 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization and as operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

On January 27, 2005, we entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million and allowing us to issue up to $40.0 million in letters of credit (the “Agreement”). The interest rate under the Agreement is equal to the London InterBank Offered Rate, and is subject to an adjustment based on our leverage ratio.

The Agreement also contains financial covenants, including requirements for specified current ratio, leverage ratio and minimum net worth (as defined in the Agreement). The Agreement also restricts our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. At January 28, 2006, we had $11.7 million in outstanding letters of credit under this Agreement and had not drawn down any amounts under the credit facility.

Operating activities generated $103.3 million, $65.1 million and $46.6 million of positive cash flow during the fiscal 2005, 2004 and 2003, respectively.

On a comparative year-to-year basis, the increase in fiscal 2005 from 2004 primarily reflects the positive cash flow impact of increased net income and increased depreciation and amortization. Depreciation and amortization has increased as a result of increased depreciable assets associated with our retail stores. These positive impacts were partially offset by increased inventory related to our retail expansion and direct sourcing initiative. This initiative has, to a limited extent, accelerated the timing of when we take ownership of inventory.

On a comparative year-to-year basis, the increase in fiscal 2004 from 2003 primarily reflects the positive cash flow effects of increased net income, increased accounts payable and increased deferred rents related to our retail expansion. Partially offsetting these positive cash flow impacts were increased inventories, increased prepaid and deferred marketing costs and decreased deferred tax liabilities. Our inventories increased primarily due to our opening of 48 full-line retail stores during fiscal 2004. Our prepaid and deferred marketing costs increased due to the timing of our catalog mailings.

Investing activities consumed $80.8 million, $46.7 million and $27.3 million during fiscal 2005, 2004 and 2003, respectively. Cash outlays in these periods were principally for capital expenditures.

Capital expenditures during fiscal 2005, 2004 and 2003 principally reflect the cost of leasehold improvements for 60, 48 and 25 new retail stores, respectively. Fiscal 2005 capital expenditures also include costs associated with converting approximately 25,000 square feet of single-level, high-ceiling storage space in our former Sandpoint Distribution Center into three floors to provide approximately 75,000 square feet of additional administrative office space, and the capital costs associated with our participation in a business jet fractional share program. We also incurred costs associated with leasehold improvements for three new outlet stores in each of fiscal 2005 and 2004 and six new outlet stores in fiscal 2003.

Our financing activities used $1.9 million and $0.1 million in fiscal 2005 and 2003, respectively, and provided $47.1 million during fiscal 2004.

Financing activities during fiscal 2005 reflect $4.5 million held in a restricted account as collateral related to the expansion of our West Virginia distribution center. Partially offsetting this negative cash flow impact were proceeds of $2.6 million from the exercise of previously granted stock options to purchase 974,000 shares of common stock at an average price of $2.70 per share.

Financing activities during fiscal 2004 primarily reflect net proceeds of $42.6 million from our May, 2004 public stock offering. Also contributing were proceeds of $4.4 million from the exercise of previously granted stock options to purchase approximately 1,733,000 shares of common stock at an average price of $2.57 per share.

Financing activities during fiscal 2003 primarily reflects $0.9 million in net proceeds from the exercise of previously granted options to purchase approximately 591,000 shares of common stock at an average exercise price of $1.55 per share, partially offset by $0.5 million of financing costs associated with our previous credit facility and $0.5 million in costs associated with our May, 2004 stock offering.

On March 31, 2001, the Board of Directors authorized a stock repurchase program for up to 300,000 outstanding shares of our common stock. During fiscal 2001, we repurchased 209,100 shares of our common stock at an average market price of $22.55 per share. On July 25, 2003, we retired the 209,100 treasury shares and do not anticipate any additional share repurchases.

As a result of the foregoing, we had $133.9 million in consolidated working capital at January 28, 2006, compared with $116.5 million at January 29, 2005. Our consolidated current ratio was 2.01 at January 28, 2006, compared with 2.36 at January 29, 2005. We had no outstanding short-term or long-term bank debt at January 28, 2006 or January 29, 2005.

On May 26, 2004, we completed a public offering of 7,560,000 shares of our common stock at a price to the public of $6.07 per share. The net proceeds to us were approximately $42.1 million after deducting underwriting discounts and commissions and our offering expenses. We currently intend to use the net proceeds from the offering to continue to expand our retail operations and for working capital and for other general corporate purposes. The common stock and price per share amounts discussed here have been adjusted to reflect the stock dividend declared by the Board of Directors on December 10, 2005.

At January 28, 2006 we operated 174 full-line retail stores and, as of the date of this report, we have opened an additional six stores in the fiscal 2006 first quarter for a total of 180 stores currently in operation. We currently plan to open a total of approximately 65 full-line retail stores in fiscal 2006. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

Capital expenditures for the full year in fiscal 2006 are expected to be approximately $90 million, primarily associated with the Company’s retail store expansion and store-related expenditures and, to a lesser extent, investments in information technology, Coldwater Creek ~ The Spa test and other corporate-related capital expenditures.

Over the past several years, we have tested various sizes of retail stores. In fiscal 2006, we expect the core new store model will average 5,500 square feet and will achieve net sales of $500 per square foot in the third year of operations.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

Future Outlook

Due to competition from discount retailers that has put downward pressure on retail prices for women’s apparel, the apparel industry has experienced significant retail price deflation over the past several years. We expect this trend to continue. Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States from foreign countries which are members of the World Trade Organization expired. The United States and the European Union have re-imposed trade quotas on certain textile categories that will be in effect through December, 2008. We currently believe that our sourcing strategy will allow us to adjust to potential shifts in availability of apparel following the expiration of these quotas.

We expect the retail segment to be the key driver of future growth. As our retail business grows, we will add additional overhead, such as incremental corporate personnel costs. However, over time, we expect sales dollar growth to outpace the addition of infrastructure expenses. Consequently, we believe that retail expansion will increase overall profitability.

In the near term, we expect the increase in overall profitability measured as a percentage of net sales will be partially offset by the expense associated with plans to increase advertisements in national magazines. This advertising is designed to increase market share and brand recognition. However, in the longer term, we believe that acquiring additional market share will ultimately contribute to the overall profitability rate.

We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in overall profitability by increasing the percentage of merchandise we purchase directly from overseas manufacturers. During fiscal 2006, we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases.

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

These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations.

Revenue Recognition and Sales Return Estimate

We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or website is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales and establish and maintain a corresponding accrual for expected sales returns based on historical experience and future expectations. The ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time. The actual amount of sales returns we subsequently realize may fluctuate from estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the catalog or website, timeliness of delivery and competitive offerings. We continually track subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the sales return accrual and cost of sales accordingly.

Inventories

Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on the balance sheet at the lower of cost or market. The nature of the business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based on, among other possible considerations, historical sales with identical or similar merchandise, our understanding of fashion trends and influences as well as an assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to our cost of sales.

Direct Response Advertising

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows the Company to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. The initial estimation of the expected sales realization cycle for a particular direct response advertisement is based on, among other possible considerations, our historical sales and sell-through experience with identical or similar direct response advertisements, our understanding of then-prevailing fashion trends and influences, assessment of prevailing economic conditions and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare the findings to our previous estimate and adjust amortization going forward.

Issued Accounting Standards Not Yet Adopted

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt the provisions of SFAS No. 151, effective January 29, 2006 for our fiscal 2006 consolidated financial statements. We believe that adoption of the provisions of SFAS No. 151 will not have a material impact on our consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. See “Note 2. Significant Accounting Policies - Accounting for Stock Based Compensation” in the notes to our consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2005, 2004 and 2003, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. We expect the fiscal 2006 impact to be consistent with the pro forma expense reported in “Note 2. Significant Accounting Policies – Accounting for Stock Based Compensation.”

In April, 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding methods of application, and subsequent disclosure in the initial year of implementation of SFAS 123R. In particular, SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 prescribes further disclosure designed to highlight the differences between accounting for share-based payment arrangements before and after the adoption of SFAS 123R.

In May, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning January 29, 2006. We believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

In August, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R” (“FSP 123R-1”). This FSP clarifies the recognition and measurement requirements for freestanding financial instruments when the rights conveyed by those instruments are no longer dependent on the holder being an employee of the entity. The FSP states that the instrument will continue to be subject to the provisions of SFAS 123R throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. FSP 123R-1 is effective upon initial adoption of SFAS 123R and will become effective for us in the first quarter of 2006. We believe adoption of the provisions of FSP 123R-1 will not have a material impact on our consolidated financial statements.

In October, 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). This staff position requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This guidance is effective for periods beginning after December 15, 2005. Consequently, we will adopt the provisions of FSP 13-1 for our fiscal year beginning January 29, 2006. We believe that adoption of the provisions of FSP 13-1 will not have a material impact on our consolidated financial statements.

In October, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP 123R-2”). This FSP provides guidance on the application of grant date as defined by SFAS 123R. Specifically, the FSP states that if the recipient of the award is not able to negotiate the key terms and conditions of the award, and the key terms and conditions are to be communicated to the recipient within a short period of time, then it can be presumed that the grant date is the date the Board of Directors approves the award. FSP 123R-2 is effective upon initial adoption of SFAS 123R and will become effective for us in the first quarter of 2006. We believe adoption of the provisions of FSP 123R-2 will not have a material impact on our consolidated financial statements.

In November, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The FSP provides a simplified alternative to SFAS 123R’s calculation of the amount of excess tax benefits available in additional paid-in capital (“APIC pool”) to absorb tax deficiencies that occur after adopting SFAS 123R. The FSP allows for a one-time election to adopt this transition method and is available for up to one year from the initial adoption of SFAS 123R. FSP 123R-3 is effective upon initial adoption of SFAS 123R and will become effective for us in the first quarter of 2006. We are currently evaluating the potential impact of calculating the APIC pool using the FSP 123R-3 alternative method.

In February, 2006, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). This FSP addresses stock-based compensation that allows for cash settlement upon the occurrence of a contingent event, such as a change in control of the company. Initially, SFAS 123R required that options with contingent cash settlement features be classified as liabilities regardless of the contingent event’s likelihood of occurrence. This FSP revises this requirement, stating that only if the contingent event is probable would the stock-based compensation be classified as a liability. FSP 123R-4 is effective upon initial adoption of SFAS 123R and will become effective for us in the first quarter of 2006. We believe adoption of the provisions of FSP 123R-4 will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In December, 2004, the FASB issued SFAS No. 153, “Exchanges of Productive Assets,” which amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial statements.

In March, 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In June, 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance became effective for periods beginning after June 29, 2005. Accordingly, we adopted the provisions of EITF 05-6 at the beginning of our fiscal 2005 third quarter with no material effect on our consolidated financial position or results of operations.

Off-Balance Sheet Liabilities and Other Contractual Obligations

Our off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from our consolidated balance sheet by accounting principles generally accepted in the United States. Our only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. Our off-balance sheet liabilities also include our inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms. All of our other operating leases pertain to retail and outlet stores, our Coeur d’Alene, Idaho, call center and to various equipment and technology.

The following tables summarize our minimum contractual commitments and commercial obligations as of January 28, 2006:

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases (a)	$402,947	$40,225	$86,702	$83,147	$192,873
Inventory purchase orders	135,509	135,509	—	—	—

Total	$538,456	$175,734	$86,702	$83,147	$192,873

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Commercial Commitments
Letters of credit	$11,688	$11,688	$—	$—	$—

Total	$11,688	$11,688	$—	$—	$—

(a)	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require percentage rentals on sales above specified minimums. These operating lease obligations do not include contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide us with the option to renew the lease. Future operating lease obligations would change if we exercised these renewal options.

Subsequent to January 28, 2006, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows:

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$5,928	$497	$1,087	$1,091	$3,253

Total	$5,928	$497	$1,087	$1,091	$3,253

Related Party Transactions

Dennis Pence and Ann Pence personally participate in a jet fractional share program through two entities they own. Ann Pence, who was the Vice Chairman of our Board of Directors until August 2004, is a holder of more than five percent of our common stock and holds the title of Chairman Emeritus. We maintain an arrangement with Dennis Pence and Ann Pence pursuant to which, on occasion, we reimburse them for the usage of their fractional share interests to fulfill a portion of our business travel needs. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, we reimburse these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet fractional share rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

Aggregate expense reimbursements totaled approximately $0.6 million, $0.6 million and $0.9 million for fiscal 2005, 2004 and 2003, respectively. In October 2005, we obtained interests in a business jet fractional share program sufficient to satisfy our executive travel requirements.

On June 14, 2003, our Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc., a not-for-profit organization. Dennis Pence, our Chairman and Chief Executive Officer, is the founder and a board member of the Morning Light Foundation, Inc.

Ann Pence retired from her position as a member of our Board of Directors, effective August 23, 2004. In connection with her retirement, and in recognition of her contributions as co-founder of the Company, she was given the honorary title of Chairman Emeritus, and was extended certain post-retirement benefits. During the fiscal 2004 third quarter, we accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into consolidated selling, general and administrative expenses and offsets the impact of the current post-retirement benefits expense. These amounts were immaterial to all periods presented and will be immaterial to all future periods.

Effective June 11, 2005, in connection with his resignation from our Board of Directors, Warren R. Hashagen entered into an agreement to provide strategic and operational consulting services. The agreement, which expires on June 10, 2006, unless earlier terminated by either party, provides for cash compensation of $20,000 per month, plus reimbursement of expenses. The agreement also includes customary confidentiality provisions and requires Mr. Hashagen to notify us prior to engaging in business activities that are competitive with our business.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended January 28, 2006, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coldwater Creek Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coldwater Creek Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Coldwater Creek Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Coldwater Creek Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, and our report dated April 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boise, Idaho

April 13, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coldwater Creek Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boise, Idaho

April 13, 2006

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	January 28, 2006	January 29, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$131,856	$111,204
Receivables	28,814	12,708
Inventories	86,309	63,752
Prepaid and other	8,319	6,628
Prepaid and deferred marketing costs	10,438	6,905
Deferred income taxes	1,359	1,079

Total current assets	267,095	202,276

Property and equipment, net	178,897	120,689
Deferred income taxes	—	1,233
Restricted cash	4,453	—
Intangible assets	4,667	—
Other	234	388

Total assets	$455,346	$324,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$76,329	$49,406
Accrued liabilities	45,481	31,646
Income taxes payable	11,377	4,736

Total current liabilities	133,187	85,788

Deferred rents	62,632	40,319
Deferred income taxes	267	—
Supplemental Employee Retirement Plan	4,982	—
Other	672	200

Total liabilities	201,740	126,307

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 92,020,789 and 90,978,807 shares issued, respectively	920	910
Additional paid-in capital	108,316	98,861
Deferred compensation on restricted stock	(914)	—
Retained earnings	145,284	98,508

Total stockholders’ equity	253,606	198,279

Total liabilities and stockholders’ equity	$455,346	$324,586

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	$788,203	$590,310	$518,844
Cost of sales	424,478	334,368	316,355

Gross profit	363,725	255,942	202,489
Selling, general and administrative expenses	289,465	208,158	182,197

Income from operations	74,260	47,784	20,292
Interest, net, and other	4,186	710	(106)

Income before income taxes	78,446	48,494	20,186
Income tax provision	31,667	19,364	7,907

Net income	$46,779	$29,130	$12,279

Net income per share - Basic	$0.51	$0.33	$0.15

Weighted average shares outstanding - Basic	91,488	87,692	81,251

Net income per share - Diluted	$0.50	$0.32	$0.15

Weighted average shares outstanding - Diluted	94,365	90,743	82,374

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-in Capital	Treasury Shares	Deferred Compensation on Resticted Stock	Retained Earnings	Total
	Common Stock
	Shares	Par Value
Balance at February 1, 2003	81,087	$811	$51,286	$(4,715)	$—	$57,167	$104,549

Net income	—	—	—	—	—	12,279	12,279
Net proceeds from exercises of stock options	594	2	920	—	—	—	922
Stock dividend	—	4	—	—	—	(4)	—
Tax benefit from exercises of stock options	—	—	293	—	—	—	293
Retirement of treasury shares	(209)	(2)	(4,713)	4,715	—	—	—
Issuance of shares under the employee stock purchase plan	89	1	141	—	—	—	142

Balance at January 31, 2004	81,561	$816	$47,927	$—	$—	$69,442	$118,185

Net income	—	—	—	—	—	29,130	29,130
Net proceeds from stock offering	7,560	22	42,084	—	—	—	42,106
Net proceeds from exercises of stock options	1,732	8	4,440	—	—	—	4,448
Stock dividend	—	64	—	—	—	(64)	—
Tax benefit from exercises of stock options	—	—	3,916	—	—	—	3,916
Issuance of shares under the employee stock purchase plan	126	—	494	—	—	—	494

Balance at January 29, 2005	90,979	$910	$98,861	$—	$—	$98,508	$198,279

Net income	—	—	—	—	—	46,779	46,779
Net proceeds from exercises of stock options	974	6	2,577	—	—	—	2,583
Proceeds receivable from exercises of stock options	—	—	48				48
Stock dividend	—	3	—	—	—	(3)	—
Tax benefit from exercises of stock options	—	—	5,003	—	—	—	5,003
Issuance of shares under the employee stock purchase plan	65	1	507	—	—	—	508
Deferred compensation on restricted stock units	—	—	1,251		(1,251)		—
Amortization of restricted stock compensation	—	—	—	—	337	—	337
Other issuances of common stock to employees	3	—	69	—	—	—	69

Balance at January 28, 2006	92,021	$920	$108,316	$—	$(914)	$145,284	$253,606

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
OPERATING ACTIVITIES:
Net income	$46,779	$29,130	$12,279
Non cash items:
Depreciation and amortization	26,733	19,525	16,941
Amortization of restricted stock compensation	337	—	—
Supplemental Employee Retirement Plan expense	315	—	—
Deferred rent amortization	(2,706)	(2,070)	(1,010)
Deferred income taxes	1,220	(5,117)	4,016
Tax benefit from exercises of stock options	5,003	3,916	293
(Gain) loss on asset disposition	(103)	138	55
Other	63	200	—
Net change in current assets and liabilities:
Receivables	(16,057)	(2,249)	(3,371)
Inventories	(22,557)	(11,051)	6,985
Prepaid and other	(1,691)	(1,349)	(603)
Prepaid and deferred marketing costs	(3,533)	(2,686)	2,914
Accounts payable	23,459	9,561	(5,745)
Accrued liabilities	10,453	5,859	2,424
Income taxes payable	6,641	648	439
Deferred rents	28,908	20,945	10,959
Other changes in non-current assets and liabilities	11	(323)	—

Net cash provided by operating activities	103,275	65,077	46,576

INVESTING ACTIVITIES:
Purchase of property and equipment	(80,792)	(46,890)	(27,539)
Repayments of employee loans	39	191	200

Net cash used in investing activities	(80,753)	(46,699)	(27,339)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,624	(518)
Net proceeds from exercises of stock options	2,583	4,448	922
Restricted cash	(4,453)	—	—
Other financing costs	—	—	(517)

Net cash provided by (used in) financing activities	(1,870)	47,072	(113)

Net increase in cash and cash equivalents	20,652	65,450	19,124
Cash and cash equivalents, beginning	111,204	45,754	26,630

Cash and cash equivalents, ending	$131,856	$111,204	$45,754

NON-CASH INVESTING ACTIVITIES:
Asset retirement obligation	$383	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	$508	$494	$142
Retirement of treasury shares	—	—	4,715
Proceeds receivable from exercises of stock options	48	—	—

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest and fees	$120	$244	$122
Cash paid for income taxes	18,775	19,941	4,242

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-sales channel specialty retailer of women’s apparel, accessories, jewelry and gift items. The Company operates in two reportable operating segments: retail and direct. The Company’s retail segment consists of its full-line retail stores, resort stores and outlet stores. The Company’s direct segment consists of its catalog and Internet-based e-commerce businesses.

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

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year commences. The Company’s fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by the majority of national retail companies. The Company’s floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The Company’s fiscal years ended January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”) and January 31, 2004 (“fiscal 2003”) consisted of 52 weeks. The Company’s fiscal year beginning in 2006 will be a fifty-three week fiscal year.

Comprehensive Income

SFAS No. 130, “Comprehensive Income,” requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no items requiring separate disclosure in accordance with this statement.

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

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on December 10, 2005.

Revenue Recognition and Sales Return Estimate

The Company recognizes sales including shipping and handling income and the related cost of sales either at the time merchandise ordered from a catalog or web site is shipped to the customer or at the time a sale is consummated with a customer in a store. The Company maintains an allowance for sales returns based on historical experience and future expectations. Collections for unshipped orders are reflected as a component of accounts payable and are immaterial in amount. The Company’s policy regarding gift certificates and gift cards is to record revenue as the gift certificates and gift cards are redeemed for merchandise. Prior to their redemption, amounts under the gift certificates and gift cards are recorded as a liability.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase. These instruments consist mainly of repurchase agreements, U.S. treasury bills and U.S. treasury notes.

Trade Accounts Receivable

The Company’s trade accounts receivable are associated primarily with credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest and are generally converted to cash in two to three days.

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in the Company’s distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company’s full-line retail stores, resort stores and outlet stores is stated at the lower of weighted average cost or market.

Direct Response Advertising

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows the Company to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. The Company’s consolidated selling, general and administrative expenses include direct response advertising costs of $81.4 million, $64.5 million and $67.9 million for fiscal 2005, 2004 and 2003, respectively.

Non-direct Response Advertising

Non-direct response advertising includes commission expenses associated with the Company’s participation in a web based affiliate program and retail store promotional and signage expenses. These costs are expensed as incurred or when the promotion begins. The Company’s consolidated selling, general and administrative expenses include non-direct response advertising costs of $14.5 million, $8.2 million and $7.6 million for fiscal 2005, 2004 and 2003, respectively.

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

Restricted Cash

The Company presents restricted cash as a non-current asset on its consolidated balance sheet and as a financing activity on its consolidated statement of cash flows. This cash is held in a restricted account as collateral related to the expansion of its West Virginia distribution center.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store. This occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations the recorded rent expense will exceed the actual cash payments made. The difference between the two amounts is recorded as a deferred credit under the caption “deferred rents” on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made. The difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $10.6 million and $7.1 million at January 28, 2006 and January 29, 2005, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances.” The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “deferred rents” on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period in which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $60.6 million and $38.0 million at January 28, 2006 and January 29, 2005, respectively.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” became effective on January 1, 2003. This standard prescribes the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.

During fiscal 2005, the Company recorded an asset retirement obligation in the amount of $0.5 million related to store leases which obligate the Company to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal.

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

Deferred Compensation on Restricted Stock

Grants of restricted stock units to eligible participants under the Company’s Amended and Restated Stock Option/Stock Issuance Plan result in the recognition of deferred compensation. Deferred compensation is determined by multiplying the number of restricted stock units granted by the grant date market value of the Company’s common stock. This amount is then amortized into the Company’s consolidated selling, general and administrative expenses over the vesting period of the restricted stock unit award. Deferred compensation is shown as a reduction of stockholders’ equity. During fiscal 2005, amortized deferred compensation relating to grants of restricted stock units was $337,000, versus $0 for fiscal 2004 and $0 for fiscal 2003.

Credit Card Fee

In conjunction with the Company’s co-branded credit card program, the Company receives from the issuing bank a non-refundable, non-recurring fee for each new account opened and activated. The Company includes the fee income in its consolidated net sales upon activation of the credit card by the customer. During fiscal 2005, approximately 153,000 cards were activated resulting in a fee of $12.3 million. The Company’s co-branded credit card program was introduced during the fiscal 2005 second quarter. Consequently, no cards were issued or activated and no fee was earned by the Company during either fiscal 2004 or fiscal 2003.

Credit Card Sales Royalty

The Company receives from the issuing bank a sales royalty which is based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. The sales royalty is intended to offset the cost of merchandise for points accumulated related to amounts spent by the cardholder at other businesses where the card is accepted. As such, the Company nets the sales royalty revenue against its consolidated cost of sales. In fiscal 2005, the sales royalty revenues were $0.5 million.

Accounting for Revenue Arrangements with Multiple Deliverables

The Company offers its credit card holders a program whereby points are earned on purchases made with the co-branded credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. The Company accrues for the cost of merchandise related to the coupon as the points are earned. In fiscal 2005, the expenses associated with the accumulation of points and issuance of the coupon were $0.4 million. The Company’s co-branded credit card program was introduced during the fiscal 2005 second quarter. Consequently, no points were earned and no coupons were issued during either fiscal 2004 or fiscal 2003.

Cost of Sales and Selling, General and Administrative Expenses

The Company’s consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, and retail and outlet store occupancy costs. The Company’s consolidated selling, general and administrative expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred marketing costs, and general and administrative expenses.

Store Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $3.7 million, $2.4 million and $1.1 million during fiscal 2005, 2004 and 2003, respectively.

List Rental Income (Expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
List rental income	$2,894	$3,671	$2,758
List rental (expense)	(637)	(720)	(1,546)

Net list rental income	$2,257	$2,951	$1,212

Interest, Net, and Other

Interest, net, and other consists of the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Interest (expense), including financing fees	$(361)	$(849)	$(336)
Interest income	3,918	1,345	185
Other income	1,251	688	416
Other (expense)	(622)	(474)	(371)

Interest, net, and other	$4,186	$710	$(106)

Net Income Per Share

Basic earnings per share (“EPS”) is calculated by dividing income applicable to common shareholders by the weighted average number of shares of the Company’s common stock (the “common stock”) outstanding for the year. Diluted EPS reflects the potential dilution that could occur under the Treasury Stock Method if potentially dilutive securities, such as stock options, were exercised or converted to common stock. Should the Company incur a net loss, potentially dilutive securities are excluded from the calculation of diluted EPS as they would be anti-dilutive.

On December 10, 2005, the Company’s Board of Directors declared a 50% stock dividend having the effect of a 3-for-2 stock split on its issued common stock. The common stock outstanding, retained earnings and net income per share amounts reported for all periods presented reflect this stock dividend.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that amends the compliance date for SFAS 123R. This rule requires companies to implement the provisions of SFAS 123R by the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006. See “Issued Accounting Standards Not Yet Adopted” below for further details.

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Income:
As reported	$46,779	$29,130	$12,279
Stock-based compensation included in net income, net of related tax effects	201	—	—
Impact of applying SFAS 123	(1,298)	(769)	(742)

Pro forma	$45,682	$28,361	$11,537

Net income per share:
As reported — Basic	$0.51	$0.33	$0.15
Pro forma — Basic	$0.50	$0.32	$0.14
As reported — Diluted	$0.50	$0.32	$0.15
Pro forma — Diluted	$0.48	$0.31	$0.14

The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated.

In calculating the preceding, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Risk free interest rate	3.7%	2.8%	2.5%
Expected volatility	59.9%	71.7%	78.8%
Expected life (in years)	4	4	4
Expected dividends	None	None	None

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, receivables and payables for which the carrying amounts materially approximate their fair values.

Accounting for Vendor Allowances

The Company accounts for allowances received from its merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of the Company’s inventory and, when sold, as cost of sales. The Company’s consolidated cost of sales includes allowances from merchandise vendors of $6.7 million, $5.0 million and $3.1 million in fiscal 2005, 2004 and 2003, respectively.

Issued Accounting Standards Not Yet Adopted

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151, effective January 29, 2006 for its fiscal 2006 consolidated financial statements. Management believes adoption of the provisions of SFAS No. 151 will not have a material impact on the Company’s consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which revises FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

The provisions of SFAS 123R are effective for the first quarter of the fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. See “Note 2. Significant Accounting Policies - Accounting for Stock Based Compensation” above for the pro forma net income and earnings per share amounts for fiscal 2005, 2004 and 2003, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The Company expects the fiscal 2006 impact to be consistent with the pro forma expense reported in “Note 2. Significant Accounting Policies - Accounting for Stock Based Compensation.”

In April, 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding methods of application, and subsequent disclosure in the initial year of implementation of SFAS 123R. In particular, SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 prescribes further disclosure designed to highlight the differences between accounting for share-based payment arrangements before and after the adoption of SFAS 123R.

In May, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning January 29, 2006. Management believes adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

In August, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R” (“FSP 123R-1”). This FSP clarifies the recognition and measurement requirements for freestanding financial instruments when the rights conveyed by those instruments are no longer dependent on the holder being an employee of the entity. The FSP states that the instrument will continue to be subject to the provisions of SFAS 123R throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. FSP 123R-1 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-1 will not have a material impact on the Company’s consolidated financial statements.

In October, 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). This staff position requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This guidance is effective for periods beginning after December 15, 2005. Consequently, the Company will adopt the provisions of FSP 13-1 for its fiscal year beginning January 29, 2006. Management believes adoption of the provisions of FSP 13-1 will not have a material impact on the Company’s consolidated financial statements.

In October, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP 123R-2”). This FSP provides guidance on the application of grant date as defined by SFAS 123R. Specifically, the FSP states that if the recipient of the award is not able to negotiate the key terms and conditions of the award, and the key terms and conditions are to be communicated to the recipient within a short period of time, then it can be presumed that the grant date is the date the Board of Directors approves the award. FSP 123R-2 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-2 will not have a material impact on the Company’s consolidated financial statements.

In November, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The FSP provides a simplified alternative to SFAS 123R’s calculation of the amount of excess tax benefits available in additional paid-in capital (“APIC pool”) to absorb tax deficiencies that occur after adopting SFAS 123R. The FSP allows for a one-time election to adopt this transition method and is available for up to one year from the initial adoption of SFAS 123R. FSP 123R-3 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. The Company is currently evaluating the potential impact of calculating the APIC pool using the FSP 123R-3 alternative method.

In February, 2006, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). This FSP addresses stock-based compensation that allows for cash settlement upon the occurrence of a contingent event, such as a change in control of the company. Initially, SFAS 123R required that options with contingent cash settlement features be classified as liabilities regardless of the contingent event’s likelihood of occurrence. This FSP revises this requirement, stating that only if the contingent event is probable would the stock-based compensation be classified as a liability. FSP 123R-4 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-4 will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In December, 2004, the FASB issued SFAS No. 153, “Exchanges of Productive Assets,” which amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In March, 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June, 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance became effective for periods beginning after June 29, 2005. Accordingly, the Company adopted the provisions of EITF 05-6 at the beginning of its fiscal 2005 third quarter with no material effect on the Company’s consolidated financial position or results of operations.

3. Receivables

Receivables consist of the following:

	January 28, 2006	January 29, 2005
	(in thousands)
Trade	$7,117	$5,085
Tenant improvement	16,764	5,973
Customer list rental	965	1,143
Co-branded credit card	3,247	—
Other	721	507

	$28,814	$12,708

The Company evaluates the credit risk associated with its receivables to determine if a reserve is necessary. At January 28, 2006 and January 29, 2005 no reserve was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following:

	January 28, 2006	January 29, 2005
	(in thousands)
Land	$242	$152
Building and land improvements	26,428	18,505
Leasehold improvements	109,630	80,910
Furniture and fixtures	57,864	36,625
Technology hardware and software	67,681	56,205
Machinery and equipment	16,536	10,787
Construction in progress	12,630	4,182

	291,011	207,366
Less: accumulated depreciation and amortization	(112,114)	(86,677)

	$178,897	$120,689

Construction in progress is primarily leasehold improvement costs and furniture and fixtures related to unopened retail stores. The Company had construction costs incurred but not paid for which a liability was established of $5.2 million and $1.8 million at January 28, 2006 and January 29, 2005, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	January 28, 2006	January 29, 2005
	(in thousands)
Accrued payroll, related taxes and benefits	$12,115	$11,053
Gift certificate/card liability	13,719	9,329
Current portion of deferred rents	8,594	4,705
Accrued sales returns	5,871	4,153
Accrued taxes	4,142	2,395
Other	1,040	11

	$45,481	$31,646

6. Revolving Line of Credit

On January 27, 2005, the Company entered into a credit agreement with Wells Fargo Bank, National Association, providing for an unsecured revolving line of credit of up to $40.0 million (the “Agreement”). This credit facility replaced the Company’s previous $60.0 million credit facility pursuant to the credit agreement dated March 5, 2003 between the Company and Wells Fargo Bank, National Association, and various other financial institutions (the “Prior Agreement”). The Agreement increased the limit on the Company’s ability to issue letters of credit from $20.0 million to $40.0 million, removed a key financial covenant that required the Company to maintain a certain fixed charge ratio and removed certain common share ownership restrictions with respect to Dennis Pence, the Chairman of the Company’s Board of Directors and the Company’s Chief Executive Officer. As with the prior credit facility, the interest rate under the Agreement is equal to the London InterBank Offered Rate, and is subject to an adjustment based on the Company’s leverage ratio. During the fiscal 2004 third quarter the Company expensed into its consolidated “interest, net, and other” approximately $0.3 million in deferred financing costs associated with obtaining this new credit facility.

The Agreement also amended the specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) the Company is required to maintain. The Agreement continues to restrict the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, the Company may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008. The Company incurred commitment fees of $77,000, $244,000 and $459,000 during fiscal 2005, 2004 and 2003, respectively.

The Company had $11.7 million and $3.2 million in outstanding letters of credit at January 28, 2006 and January 29, 2005, respectively.

7. Income Taxes

The Company’s income tax expense consists of the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Current income tax provision:
Federal	$25,643	$20,618	$3,284
State	4,804	3,863	607
Deferred income tax provision (benefit):
Federal	1,028	(4,310)	3,385
State	192	(807)	631

	$31,667	$19,364	$7,907

Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0%	3.9%	3.8%
Other, net	1.4%	1.0%	0.4%

	40.4%	39.9%	39.2%

The Company received investment tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012, subject to annual limitations of 80% of the Company’s West Virginia income tax liability, are recognized by the Company in the year in which they are used. The Company utilized $373,000, $236,000 and $147,000 of these investment tax credits to offset its West Virginia income tax liability during fiscal 2005, 2004 and 2003, respectively. The Idaho tax credits, which are available through 2019, are limited to 50% of the current year’s state income tax liability. The Company utilized $507,000, $264,000 and $146,000 of the Idaho tax credits to offset its Idaho state income tax liability during fiscal 2005, 2004 and 2003, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 2006 and January 29, 2005 are presented below:

	January 28, 2006		January 29, 2005
	Current	Noncurrent	Current	Noncurrent
	(in thousands)
Deferred tax assets:
Inventories	$—	$—	$143	$—
Accrued sales returns	1,196	—	969	—
Accrued employee benefits	1,380	—	1,318	—
Tenant improvements	3,229	3,541	1,277	8,767
Deferred rents	122	4,003	—	2,758
Other	564	—	326	—

Total deferred tax assets	$6,491	$7,544	$4,033	$11,525

Deferred tax liabilities:
Inventory	(384)	—	—	—
Prepaid and deferred marketing costs	(4,748)	—	(2,954)	—
Tax basis depreciation	—	(7,811)	—	(10,292)

Total deferred tax liabilities	$(5,132)	$(7,811)	$(2,954)	$(10,292)

Net deferred tax assets (liabilities)	$1,359	$(267)	$1,079	$1,233

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

8. Retirement of Treasury Shares

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

9. Stock Offering

On May 26, 2004, the Company completed a public offering of 7,560,000 shares offered by the Company and 4,549,500 shares offered by selling stockholders, which includes the underwriters’ over-allotment option exercised on May 25, 2004 to purchase 810,000 shares from Coldwater Creek and 769,500 shares from selling stockholders. A registration statement relating to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission. Please note that the share amounts discussed here have been adjusted to reflect the Company’s most recent stock dividend declared by the Board of Directors on December 10, 2005. The Company’s cash and stockholder’s equity accounts were increased by $42.1 million as a result of the offering which is net of stock offering costs of $2.0 million.

10. Net Income Per Share

The following is a reconciliation of net income and the number of shares of common stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net income	$46,779	$29,130	$12,279

Shares used to determine net income per basic share (1)	91,488	87,692	81,251
Net effect of dilutive stock options (1) (2)	2,877	3,051	1,123

Shares used to determine net income per diluted share (1)	94,365	90,743	82,374

Net income per share:
Basic	$0.51	$0.33	$0.15
Diluted	$0.50	$0.32	$0.15

(1)	The shares of common stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 10, 2005.
(2)	The number of anti-dilutive stock options excluded from the above computations were 80,000, 20,000 and 2,109,000 for fiscal 2005, 2004 and 2003, respectively.

11. Amended and Restated Stock Option/Stock Issuance Plan

The Company’s Amended and Restated Stock Option/Stock Issuance Plan (the “Plan”) was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for the compensation of officers and key employees, non-employee directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”), but did not affect awards granted under that plan, some of which remain outstanding. As permitted by both plans, all award amounts have been adjusted to reflect the 50% stock dividend approved by the Board of Directors on December 10, 2005.

Eligible individuals may, at the discretion of the Plan Administrator, be granted options, shares of restricted or unrestricted stock, restricted stock units and stock appreciation rights. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 16,838,402 shares. Unless the Board of Directors chooses to terminate the Plan earlier, the Plan will terminate on March 25, 2015.

Under the Plan, the exercise price per share of common stock subject to options or stock appreciation rights shall not be less than 100% of the fair market value of that common stock on the grant date. Generally, grants vest and become exercisable on a pro rata basis over either a three-, four- or five-year period from the date of grant, however, this period may change at the discretion of the Plan Administrator. The maximum term of each grant may not exceed ten years from the grant date, subject to earlier expiration for vested options not exercised following termination of employment.

Under both the Plan and the 1996 Plan, employees have been granted options which remain outstanding at January 28, 2006 to purchase 3,184,050 shares of the Company’s common stock. Under the 1996 Plan, present and former non-employee members of the Board of Directors have been granted options which remain outstanding at January 28, 2006 to purchase 548,762 shares of the Company’s common stock. At January 28, 2006, 4,078,940 options remain available for future grant.

The Company granted 113,035 restricted stock units in fiscal 2005. No restricted stock units were issued prior to fiscal 2005. Restricted stock units either vest over a one- or three-year period. As of January 28, 2006 no restricted stock units have been forfeited or vested. The compensation expense related to the restricted stock units is being amortized over the vesting periods. During fiscal 2005, amortized deferred compensation relating to grants of restricted stock units was $337,000, versus $0 for fiscal 2004 and 2003. Subsequent to January 28, 2006, 6,600 restricted stock units were forfeited.

A summary of the status of the Company’s stock options as of January 28, 2006, January 29, 2005 and January 31, 2004 and the changes during the fiscal years then ended, is presented below:

	January 28, 2006		January 29, 2005		January 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,368,587	$3.23	5,805,354	$2.67	6,015,800	$2.70
Granted	565,219	15.82	532,904	7.86	1,107,324	2.67
Exercised	(973,931)	2.70	(1,732,666)	2.57	(594,432)	1.55
Forfeited	(227,063)	2.94	(237,005)	4.51	(723,338)	3.78

Outstanding at end of period	3,732,812	$5.30	4,368,587	$3.23	5,805,354	$2.67

Exercisable	2,221,266	$3.11	2,738,750	$3.05	3,756,513	$2.66

The following table provides summarized information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00—$1.99	703,476	5.3	$1.84	430,103	$1.78
$2.00—$2.99	1,182,626	5.2	2.44	969,620	2.43
$3.00—$4.99	766,914	5.1	3.61	623,010	3.60
$5.00—$9.99	486,452	8.1	7.29	192,908	7.61
$10.00—$18.99	390,594	7.8	12.87	5,625	11.63
$19.00—$20.93	202,750	9.8	$20.91	—	$—

Total	3,732,812			2,221,266

12. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. Under the ESPP, eligible employees could purchase shares of the Company’s common stock at six-month intervals at the lesser of 85% of the fair market value on the first day of each six-month purchase interval or last day of each six-month purchase interval. The maximum number of shares that an employee could purchase on any one purchase date could not exceed 2,250 shares. The Company’s employees purchased 65,000, 126,000 and 171,000 shares during fiscal 2005, 2004 and 2003, respectively. The average share price for these purchases was $7.70, $3.93 and $1.54, for fiscal 2005, 2004 and 2003, respectively. On March 25, 2005, the Company’s Board of Directors resolved to terminate the ESPP effective March 31, 2005.

On March 24, 2006, the Company’s Board of Directors adopted, subject to shareholder approval, the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (the “ESPP”). As adopted, 1,800,000 shares are reserved for issuance under the ESPP.

13. Retirement Plan

Effective October 1, 1988, and as amended from time to time, the Company adopted a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. Contributions to the 401(k) Plan, as well as any income earned thereon, are not taxable to the employee until withdrawn from the 401(k) Plan. All employees twenty-one years of age and older with 250 hours of service who have been employed by the Company for at least 90 days are eligible to participate in the 401(k) Plan. The Company matches a certain percentage of the employees’ overall contribution and may make a discretionary profit sharing contribution based on the overall profitability of the Company. The Company recognized contribution expense of $1.4 million, $744,000 and $635,000 for fiscal 2005, 2004 and 2003, respectively.

14. Supplemental Employee Retirement Plan

On October 1, 2005, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved a Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees of the Company effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions. The Company uses January 31st as its measurement date for obligation and asset calculations. As of January 28, 2006, the Company had recorded an intangible asset of $4.7 million and related minimum pension liability of $5.0 million related to the SERP.

The initial participants in the SERP are Georgia Shonk-Simmons, President and Chief Merchandising Officer, Melvin Dick, Executive Vice President and Chief Financial Officer, and Daniel Griesemer, Executive Vice President of Sales & Marketing. On November 1, 2005, the Committee approved Dennis C. Pence, Chairman and Chief Executive Officer, as an additional participant in the Company’s SERP.

The changes in the accrued benefit cost, projected benefit obligation and funded status of the Company’s SERP are as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Change in accrued benefit cost:
Accrued benefit cost at beginning of period	$—	$—
Net periodic benefit cost	(315)	—

Accrued benefit cost at end of period	$(315)	$—

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$—	$—
Projected benefit obligation at measurement date	5,472	—
Service cost	75	—
Interest cost	74	—

Projected benefit obligation at end of period	$5,621	$—

Change in funded status:
Funded status at beginning of period	$—	$—
Unrecognized prior service cost	(5,472)	—
Accrued benefit cost	(315)	—

Funded status at end of period	$(5,787)	$—

Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s SERP (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Projected benefit obligation	$5,621	$—
Accumulated benefit obligation	$4,667	$—
Fair value of plan assets	$—	$—

The components of the net SERP expenses are as follows (in thousands):

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Service expense	$75	$—	$—
Interest expense	74	—	—
Amortization expense	166	—	—

	$315	$—	$—

Significant assumptions related to the Company’s SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its SERP are as follows:

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Discount rate	5.5%	N/A	N/A
Rate of future compensation increases	4.0%	N/A	N/A

The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long term indices and the duration of the SERP plan relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the Company’s SERP obligation is decreased or increased, accordingly.

The Company anticipates that the majority of the expected future payments under the SERP will be made after 2011.

15. Deferred Compensation Program

The Compensation Committee of the Company’s Board of Directors authorized compensation bonus pools for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (“Section 16 officers”) that, in aggregate, totaled $600,000 at January 28, 2006. The Company’s Chief Executive Officer authorized compensation bonus pools for other employees that, in aggregate, totaled $4.7 million at January 28, 2006. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At January 28, 2006 and January 30, 2005, the Company had accrued $1.7 million and $2.4 million, respectively, related to these compensation bonus pools. These amounts are included in the caption “Accrued Liabilities” on the Company’s Consolidated Balance Sheets. During fiscal 2005 compensation bonus amounts of $1.4 million and $0.3 million were paid to Georgia Shonk-Simmons and Dan Griesemer, respectively.

The total compensation and dates to be paid are summarized as follows (in thousands):

Description	Amount	Dates to be paid (1)
Executive employees:
Melvin Dick	225	April 2006
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007

	$600

Thirty-two non-executive employees	$4,675	Apr. 2006 - Apr. 2009

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

16. Related Party Transactions

Dennis Pence and Ann Pence personally participate in a jet fractional share program through two entities they own. Ann Pence, who was the Vice Chairman of the Company’s Board of Directors until August 2004, is a holder of more than five percent of the Company’s common stock and holds the title of Chairman Emeritus. The Company maintains an arrangement with Dennis Pence and Ann Pence pursuant to which, on occasion, it reimburses them for the usage of their fractional share interests to fulfill a portion of its business travel needs. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, the Company reimburses these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet fractional share rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

Aggregate expense reimbursements totaled approximately $0.6 million, $0.6 million and $0.9 million for fiscal 2005, 2004 and 2003, respectively. In October 2005, the Company obtained interests in a business jet fractional share program sufficient to satisfy its executive travel requirements.

On June 14, 2003, the Company’s Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc., a not-for-profit organization. Dennis Pence, the Company’s Chairman and Chief Executive Officer, is the founder and a board member of the Morning Light Foundation, Inc.

Ann Pence retired from her position as a Director of the Company effective August 23, 2004. In connection with her retirement, and in recognition of her contributions as co-founder of the Company, she was given the honorary title of Chairman Emeritus and was extended certain post-retirement benefits. During the fiscal 2004 third quarter, the Company accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into the Company’s consolidated selling, general and administrative expenses and offsets the impact of the current post-retirement benefits expense. These amounts were immaterial to all periods presented and are expected to be immaterial to all future periods.

Effective June 11, 2005, in connection with his resignation from the Company’s Board of Directors, Warren R. Hashagen entered into an agreement to provide strategic and operational consulting services. The agreement, which expires on June 10, 2006, unless earlier terminated by either party, provides for cash compensation of $20,000 per month, plus reimbursement of expenses. The agreement also includes customary confidentiality provisions and requires Mr. Hashagen to notify the Company prior to engaging in business activities that are competitive with the Company’s business.

17. Commitments

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

The Company incurred aggregate rent expense under its operating leases of $35.5 million, $26.7 million, $20.8 million including contingent rent expense of $395,000, $106,000 and $99,000 for fiscal 2005, 2004 and 2003, respectively.

As of January 28, 2006 the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows

(in thousands):

Fiscal 2006	$40,225
Fiscal 2007	43,605
Fiscal 2008	43,097
Fiscal 2009	42,154
Fiscal 2010	40,993
Thereafter	192,873

Total	$402,947

Subsequent to January 28, 2006 the Company entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

Fiscal 2006	$497
Fiscal 2007	557
Fiscal 2008	530
Fiscal 2009	543
Fiscal 2010	548
Thereafter	3,253

Total	$5,928

In addition to the commitments presented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs three to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. Preliminary commitments with the Company’s merchandise vendors typically are made five to seven months in advance of the planned receipt date. The Company had inventory purchase commitments of approximately $135.5 million and $99.1 million at January 28, 2006 and January 29, 2005, respectively.

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

The Company’s multi-channel business model subjects it to state and local taxes in numerous jurisdictions, including state income, franchise, and sales and use tax. The Company collects these taxes in jurisdictions in which it has a physical presence. While the Company believes it has paid or accrued for all taxes based on its interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, some taxing jurisdictions have assessed additional taxes and penalties on the

Company, asserting either an error in its calculation or an interpretation of the law that differed from its own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause the Company to incur legal fees associated with resolving disputes with taxing authorities.

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other programs, require the Company to make continual changes to its collection and reporting systems that may relate to only one taxing jurisdiction. If the Company fails to update its collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject it to interest and penalties, as well as private lawsuits and damage to its reputation.

19. West Virginia Distribution Center Expansion

During the fourth quarter of fiscal 2005, the Company entered into definitive agreements related to the expansion of its distribution and call center facility in Mineral Wells, West Virginia. The Company’s existing distribution and call center facility, encompassing approximately 610,000 square feet on a 60 acre site, is leased from Wood County Development Authority (“WCDA”), the owner of the site, under an agreement originally entered into in June 1998 (the “Original Lease”). The approximately 350,000 square foot planned expansion of this facility on the existing site is expected to be completed by the end of fiscal 2006.

In connection with the expansion, on January 10, 2006, the Company entered into an Amended and Restated Lease Agreement (the “Amended Lease”) with WCDA, which will be in effect immediately for the existing facility and which will encompass the expansion upon its completion. The Amended Lease will expire 20 years from the date the company takes possession of the expansion, subject to the Company’s right to request, prior to the completion of the expansion, that the term be reduced by up to 30 months. If for any reason the expansion were not to be completed, the Amended Lease with respect to the existing facility would expire on June 20, 2019, which was the scheduled expiration date of the Original Lease.

As security for its obligations under the lease, the Company has provided an irrevocable standby letter of credit to WCDA in an amount equal to $4,000,000, which may be drawn upon in the event of a default by the company in its obligations under the Amended Lease. As of January 1 of each year beginning January 1, 2008, the principal balance of the letter of credit will decline by $800,000, until it expires on December 31, 2011. The letter of credit was issued by Wells Fargo Bank, and is secured by a deposit account established with Wells Fargo Bank. The Company is required to maintain a balance in this deposit account greater than or equal to 111% of the outstanding balance of the standby letter of credit.

20. Segment Reporting

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, fixtures and leasehold improvements. For the direct segment, these assets primarily include inventory and prepaid and deferred marketing costs. Corporate and other assets include corporate headquarters, merchandise distribution and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure.

The following tables provide certain financial data for the Company’s direct and retail segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2 – “Significant Accounting Policies”.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
Net sales (1):
Retail	$459,641	$296,227	$194,624
Direct	328,562	294,083	324,220

Consolidated net sales	$788,203	$590,310	$518,844

Operating contribution:
Retail	$87,887	$51,604	$22,446
Direct	75,036	59,655	49,069

Total operating contribution	162,923	111,259	71,515
Corporate and other	(88,663)	(63,475)	(51,223)

Consolidated income from operations	$74,260	$47,784	$20,292

Depreciation and amortization:
Retail	$17,186	$11,717	$8,312
Direct	1,107	481	1,595
Corporate and other	8,441	7,327	7,034

Consolidated depreciation and amortization	$26,733	$19,525	$16,941

Total assets:
Retail	$192,130	$130,498	$93,204
Direct	39,619	38,162	29,139
Corporate and other assets	223,597	155,926	89,316

Consolidated total assets	$455,346	$324,586	$211,659

Capital expenditures:
Retail	$53,145	$35,600	$22,974
Direct	2,342	2,206	1,354
Corporate and other	25,305	9,084	3,211

Consolidated capital expenditures	$80,792	$46,890	$27,539

(1)	There have been no inter-segment sales during the reported fiscal years.

The Company’s products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been less than 5% of consolidated net sales in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately 80% of the Company’s consolidated net sales during fiscal 2005, 2004 and 2003, with sales of jewelry, accessories and gift items constituting the respective balances.

21. Quarterly Results of Operations (unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal 2005 and fiscal 2004 that has been prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net sales	$155,636	$154,569	$190,115	$287,883
Cost of sales	82,799	86,895	99,325	155,458

Gross profit	72,837	67,674	90,790	132,425
Selling, general and administrative expenses	59,469	57,019	71,118	101,861

Income from operations	13,368	10,655	19,672	30,564
Interest, net, and other	758	962	1,015	1,451

Income before income taxes	14,126	11,617	20,687	32,015
Income tax provision	5,635	4,635	8,254	13,142

Net income	$8,491	$6,982	$12,433	$18,873

Net income per share — Basic	$0.09	$0.08	$0.14	$0.21

Net income per share — Diluted	$0.09	$0.07	$0.13	$0.20

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,460	53,403	67,909

Income from operations	8,778	5,319	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,540	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,339	$9,070	$11,401

Net income per share — Basic	$0.07	$0.04	$0.10	$0.13

Net income per share — Diluted	$0.06	$0.04	$0.10	$0.12

Note: The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

22. Subsequent Events

On March 24, 2006, the Company’s Board of Directors approved, subject to shareholder approval, an increase in the number of authorized shares of the Company from 150,000,000 shares to 300,000,000 shares.

Additionally, on March 24, 2006, the Company’s Board of Directors adopted, subject to shareholder approval, the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (the “ESPP”). As adopted, 1,800,000 shares of common stock would be reserved for issuance under the ESPP.

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

Under date of April 13, 2006, we reported on the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Boise, Idaho

April 13, 2006

Schedule II

Valuation and Qualifying Accounts

Allowance for sales returns (included in accrued liabilities)	Balance at beginning of period	Amounts charged to net income	Write-offs against reserve	Balance at end of period
	(in thousands)
Fiscal year ended:
January 31, 2004	$4,521	$60,964	$61,525	$3,960
January 29, 2005	3,960	63,458	63,265	4,153
January 28, 2006	4,153	80,486	78,768	5,871

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, the Company’s management conducted an evaluation (under the supervision and with the participation of its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer) as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. Management’s evaluation was based on criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, See Item 4 — “Directors and Executive Officers” at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2006 to be filed with the Commission no later than 120 days after January 28, 2006, pursuant to Regulation 14A.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2006, to be filed with the Commission no later than 120 days after January 28, 2006, pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2006, to be filed with the Commission no later than 120 days after January 28, 2006, pursuant to Regulation 14A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2006, to be filed with the Commission no later than 120 days after January 28, 2006, pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2006, to be filed with the Commission no later than 120 days after January 28, 2006, pursuant to Regulation 14A.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report are as follows:

1. Financial Statements.

See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules:

Index to financial statement schedules

Page
Independent Registered Public Accountant’s Report on Financial Statement Schedule	75
Schedule II – Valuation and Qualifying Accounts	76

(B) Exhibits:

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company’s S-1, file No. 333-16651)

3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company’s Fiscal 2004 Third Quarter Report on Form 10-Q)

3.2*	Amended and Restated Bylaws (filed with the Company’s S-1, file No. 333-16651)

3.2.1*	Amendment to Amended and Restated Bylaws (filed with the Company’s fiscal 2003 Second Quarter Report on Form 10-Q)

4.1*	Specimen of Stock Certificate (filed with the Company’s S-1/A, file No. 333-16651)

10.1*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s S-1, file No. 333-16651)

10.1.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s fiscal 2003 Annual Report on Form 10-K)

10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company’s S-1/A, file No. 333-16651)

10.3.2*	Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company’s fiscal 2004 Annual Report on Form 10-K)

10.4.1*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company’s Definitive Proxy Statement filed May 10, 2005)

10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, file No. 333-16651)

10.5.1	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan

10.8.2*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

10.8.3*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)

10.9*+	Three-year Employee Retention Compensation Agreements (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)

10.9.1*+	2004 Salaried Employee Performance Incentive Award Program (filed with Company’s Fiscal 2004 Third Quarter Report on Form 10-Q)

10.9.2*+	Material Terms for Payment of Executive Incentive Compensation (filed as Exhibit 99.1 to Form 8-K dated February 12, 2005)

10.9.3*+	2005 Incentive Award Program for Executives (filed as exhibit 99.2 to Form 8-K dated February 12, 2005)

10.9.4*+	2006 Incentive Award Program for Executives (filed as Exhibit 99.1 to Form 8-K dated February 13, 2006)

10.10*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/ Stock Issuance Plan (Filed with the Company’s Fiscal 2004 Annual Report on Form 10-K)

10.11*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

10.12*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)

10.13*+	Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)

10.13.1*+	Amendment No. 1 to Supplemental Executive Retirement Plan (filed with the Company’s Fiscal 2005 Third Quarter Report on Form 10-Q)

10.14*+	Consulting Agreement between Warren R. Hashagen and the Company (filed as Exhibit 99.1 to Form 8-K dated June 3, 2005)

10.15*	Summary of Jet Fractional Share Agreement (filed with the Company’s Fiscal 2005 First Quarter Report on Form 10-Q)

10.16	Separation and Release Agreement for Duane Huesers dated December 27, 2005

16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

21*	List of Subsidiaries (filed with the Company’s Fiscal 2005 Second Quarter Report on Form 10-Q)

23	Consent of Independent Registered Public Accountants

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

*	PREVIOUSLY FILED
+	Represent management contracts or compensatory plans, contracts or arrangements in which the Company’s directors or named executive officers participate required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of April 2006.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis C. Pence Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 13, 2006

/s/ Melvin Dick Melvin Dick	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	April 13, 2006

/s/ James R. Alexander James R. Alexander	Director	April 13, 2006

/s/ Jerry Gramaglia Jerry Gramaglia	Director	April 13, 2006

/s/ Curt Hecker Curt Hecker	Director	April 13, 2006

/s/ Kay Isaacson-Leibowitz Kay Isaacson-Leibowitz	Director	April 13, 2006

/s/ Robert H. McCall Robert H. McCall	Director	April 13, 2006

/s/ Georgia Shonk-Simmons Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 13, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
10.5.1	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan

10.16	Separation and Release Agreement for Duane Huesers dated December 27, 2005

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002