Form 10-Q
period 2006-04-29
COLDWATER CREEK INC
filed 2006-06-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended April 29, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 2, 2006
Common Stock ($.01 par value)	92,437,576

Pursuant to Rule 12b-25, the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 906 of the Sarbanes Oxley Act of 2002 are omitted.

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended April 29, 2006

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. As previously announced, we determined on May 22, 2006 to restate our consolidated financial statements for the second, third and fourth quarters of fiscal 2005 and for the year ended January 28, 2006. As a result of the restatement, we intend to file an amended Form 10-K for the fiscal year ended January 28, 2006 and amended quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005, to include the restated annual and quarterly financial information. Our independent public accounting firm has informed us that they are unable to complete their review of our interim consolidated financial statements in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”) until such time as we have completed our restatement and filed our amended Form 10-K for the fiscal year ended January 28, 2006. Accordingly, the accompanying consolidated financial statements as of April 29, 2006 and for the quarter ended April 29, 2006 have not been reviewed by an independent public accountant in accordance with SAS 100.

Additionally, Section 906 of the Sarbanes-Oxley Act of 2002 requires our chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, our financial condition and results of operations. Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once our independent public accounting firm completes its review under SAS 100, we expect to file an amendment to this report pursuant to which our chief executive officer and chief financial officer will make the certifications required under Section 906 of the Sarbanes-Oxley Act.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THE FOLLOWING FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY AN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,890	$131,856	$116,504
Receivables	29,792	28,814	21,323
Inventories	105,434	86,309	80,588
Prepaid and other	10,568	8,319	7,434
Prepaid and deferred marketing costs	14,451	10,438	9,606
Deferred income taxes	2,807	2,573	1,079

Total current assets	295,942	268,309	236,534
Property and equipment, net	189,147	178,897	130,330
Deferred income taxes	2,858	1,850	3,033
Restricted cash	4,503	4,453	—
Intangible assets	4,667	4,667	—
Other	265	234	347

Total assets	$497,382	$458,410	$370,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,330	$76,329	$74,836
Current deferred co-branded credit card revenue	3,711	3,112	—
Accrued liabilities	47,818	45,481	34,923
Income taxes payable	8,689	11,377	7,214

Total current liabilities	155,548	136,299	116,973
Deferred rents	65,025	62,632	44,917
Deferred co-branded credit card revenue	6,490	5,428	—
Supplemental Employee Retirement Plan	5,317	4,982	—
Other	676	672	197

Total liabilities	233,056	210,013	162,087

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 92,366,199, 92,020,789 and 90,978,807 shares issued, respectively	924	920	912
Additional paid-in capital	112,545	108,316	100,247
Deferred compensation on restricted stock	(790)	(914)	—
Retained earnings	151,647	140,075	106,998

Total stockholders’ equity	264,326	248,397	208,157

Total liabilities and stockholders’ equity	$497,382	$458,410	$370,244

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$215,261	$155,636
Cost of sales	113,984	82,799

Gross profit	101,277	72,837
Selling, general and administrative expenses	83,754	59,469

Income from operations	17,523	13,368
Interest, net, and other	1,606	758

Income before income taxes	19,129	14,126
Income tax provision	7,557	5,635

Net income	$11,572	$8,491

Net income per share - Basic	$0.13	$0.09

Weighted average shares outstanding - Basic	92,215	91,049
Net income per share - Diluted	$0.12	$0.09

Weighted average shares outstanding - Diluted	94,660	94,015

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	April 29, 2006	April 30, 2005
OPERATING ACTIVITIES:
Net income	$11,572	$8,491
Non cash items:
Depreciation and amortization	8,079	5,744
Amortization of Supplemental Employee Retirement Plan	335	—
Deferred rent amortization	(1,302)	(812)
Deferred income taxes	(1,242)	(1,800)
Stock-based compensation	506	—
Tax benefit from exercises of stock options	2,770	488
Excess tax benefit from exercise of stock options	(2,569)	—
Other	196	(17)
Net change in current assets and liabilities:
Receivables	(978)	(8,582)
Inventories	(19,125)	(16,836)
Prepaid and other	(2,249)	(824)
Prepaid and deferred marketing costs	(4,013)	(2,701)
Accounts payable	20,696	25,430
Accrued liabilities	1,185	163
Income taxes payable	(2,688)	2,478
Deferred co-branded credit card revenue	1,661	—
Deferred rents	4,847	6,760
Other changes in non-current assets and liabilities	(84)	—

Net cash provided by operating activities	17,597	17,982

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,978)	(13,041)

Net cash used in investing activities	(19,978)	(13,041)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	896	359
Excess tax benefit from exercise of stock options	2,569	—
Restricted cash	(50)	—

Net cash provided by financing activities	3,415	359

Net increase in cash and cash equivalents	1,034	5,300
Cash and cash equivalents, beginning	131,856	111,204

Cash and cash equivalents, ending	$132,890	$116,504

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the Company), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel, specialty retailer of women’s apparel, accessories, jewelry and gift items. The Company operates in two reportable operating segments: retail and direct. The Company’s retail segment consists of its premium retail stores, resort and outlet stores and spas. The Company’s direct segment consists of its catalog and Internet-based e-commerce businesses.

The Company has four wholly-owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenue or expenses. Aspenwood Advertising, Inc., produces, designs and distributes catalogs and other advertising materials used in Coldwater Creek’s business. The fourth subsidiary was created to manage the Company’s Coldwater Creek ~ The Spa line of business.

2.	Summary of Significant Accounting Policies

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

Preparation of Interim Consolidated Financial Statements

The Company’s interim consolidated financial statements have been prepared by the management of Coldwater Creek pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements have not been audited. In the opinion of management, these consolidated financial statements contain all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

As discussed below under the caption “Restatement of Prior Financial Information,” the Company concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The Company intends to amend its Form 10-K for fiscal year ended January 28, 2006 and its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The quarterly financial statements contained in this quarterly report should be read in conjunction with the consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2006, which will be amended to reflect the restated financial information described below.

The Company’s consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in the Company’s sales returns accrual and its inventory obsolescence calculation. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary from its estimates and assumptions.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year’s interim period have been reclassified to be consistent with the current fiscal year’s interim presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

Restatement of Prior Financial Information

The Company has concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement is to correct the manner in which the Company recognized fees received under its co-branded customer credit card program which was introduced during the second quarter of fiscal 2005. Under this program, the Company receives from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated.

Previously the Company had concluded, under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), that the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. Under this approach, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 (EITF 00-21) “Revenue Arrangements with Multiple Deliverables,” the up-front “marketing fee” was received in exchange for multiple deliverables under its agreement with the credit card issuer and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred.

The Company intends to amend its Form 10-K for fiscal year ended January 28, 2006 and its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The restatement did not impact the quarter ended April 30, 2005.

As a result of this restatement, the Company’s 2005 financial results are expected to be adjusted as follows:

Second Quarter Ended July 30, 2005

Impact of restatement on select balance sheet accounts:

	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Current deferred co-branded credit card revenue	$—	$482	$482
Income taxes payable	1,509	(518)	991
Deferred co-branded credit card revenue	—	816	816
Retained earnings	$113,979	$(781)	$113,198

Impact on consolidated statement of operations:

	Three Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Net sales	$154,569	$(1,299)	$153,270
Cost of sales	86,895	—	86,895

Gross profit	67,674	(1,299)	66,375
Selling, general and administrative expenses	57,019	—	57,019

Income from operations	10,655	(1,299)	9,356
Interest, net and other	962	—	962

Income before income taxes	11,617	(1,299)	10,318
Income tax provision	4,635	(518)	4,117

Net income	$6,982	$(781)	$6,201

Net income per share - Basic	$0.08		$0.07
Net income per share - Diluted	$0.07		$0.07

Third Quarter Ended October 29, 2005

Impact of restatement on select balance sheet accounts:

	October 29, 2005	Adjustments	October 29, 2005
	(as previously reported)		(as restated)
Current deferred co-branded credit card revenue	$—	$1,683	$1,683
Income taxes payable	3,748	(1,827)	1,921
Deferred co-branded credit card revenue	—	2,896	2,896
Retained earnings	$126,411	$(2,752)	$123,659

Impact on consolidated statement of operations:

	Three Months Ended
	October 29, 2005	Adjustments	October 29, 2005
	(as previously reported)		(as restated)
Net sales	$190,115	$(3,280)	$186,835
Cost of sales	99,325	—	99,325

Gross profit	90,790	(3,280)	87,510
Selling, general and administrative expenses	71,118	—	71,118

Income from operations	19,672	(3,280)	16,392
Interest, net and other	1,015	—	1,015

Income before income taxes	20,687	(3,280)	17,407
Income tax provision	8,254	(1,309)	6,945

Net income	$12,433	$(1,971)	$10,462

Net income per share - Basic	$0.14		$0.11
Net income per share - Diluted	$0.13		$0.11

Fourth Quarter Ended January 28, 2006

Impact of restatement on select balance sheet accounts:

	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Current deferred income tax asset	$1,359	$(1,214)	$2,573
Deferred income tax asset	—	(1,850)	1,850
Current deferred co-branded credit card revenue	—	3,112	3,112
Deferred co-branded credit card revenue	—	5,428	5,428
Deferred income tax liability	267	(267)	—
Retained earnings	$145,284	$(5,209)	$140,075

Impact on consolidated statement of operations:

	Three Months Ended
	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net sales	$287,883	$(3,961)	$283,922
Cost of sales	155,458	—	155,458

Gross profit	132,425	(3,961)	128,464
Selling, general and administrative expenses	101,861	—	101,861

Income from operations	30,564	(3,961)	26,605
Interest, net and other	1,451	—	1,451

Income before income taxes	32,015	(3,961)	28,054
Income tax provision	13,142	(1,504)	11,638

Net income	$18,873	$(2,457)	$16,416

Net income per share - Basic	$0.21		$0.18
Net income per share - Diluted	$0.20		$0.17

Fiscal Year Ended January 28, 2006

Impact on consolidated statement of operations:

	Twelve Months Ended
	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net sales	$788,203	$(8,540)	$779,663
Cost of sales	424,478	—	424,478

Gross profit	363,725	(8,540)	355,185
Selling, general and administrative expenses	289,465	—	289,465

Income from operations	74,260	(8,540)	65,720
Interest, net and other	4,186	—	4,186

Income before income taxes	78,446	(8,540)	69,906
Income tax provision	31,667	(3,331)	28,336

Net income	$46,779	$(5,209)	$41,570

Net income per share - Basic	$0.51		$0.45
Net income per share - Diluted	$0.50		$0.44

Note: The aggregate of certain of the quarterly amounts above may differ from that reported for the full fiscal year due to the effects of rounding.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with a maturity date of three months or less at the date of purchase. These instruments consist mainly of repurchase agreements, U.S. Treasury bills and U.S. Treasury notes.

Restricted Cash

The Company presents restricted cash as a non-current asset on its Consolidated Balance Sheet and as a financing activity on its Consolidated Statement of Cash Flows. This cash is held in a restricted account as collateral related to the Company’s obligations under the West Virginia distribution center lease.

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in the Company’s distribution center is stated at the lower of first-in, first-out or market. Inventory in the Company’s premium retail stores, resort and outlet stores and spas is stated at the lower of weighted average cost or market.

Direct Response Advertising

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows the Company to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. The Company’s consolidated selling, general and administrative expenses include direct response advertising costs of $23.0 million and $18.2 million for the first quarter of fiscal 2006 and 2005, respectively.

Non-Direct Response Advertising

Non-direct response advertising includes commission expenses associated with the Company’s participation in a web-based affiliate program and retail store promotional and signage expenses. These costs are expensed as incurred or when the promotion begins. The Company’s consolidated selling, general and administrative expenses include non-direct response advertising costs of $4.0 million, and $2.2 million the first quarter of fiscal 2006 and 2005, respectively.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store. This occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments made. The difference between the two amounts is recorded as a deferred credit under the caption “deferred rents” on the balance sheet. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made. The difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $11.2 million and $7.5 million at April 29, 2006 and April 30, 2005, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “deferred rents” on the balance sheet. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period in which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including the current portion, were $63.5 million and $43.5 million at April 29, 2006 and April 30, 2005, respectively.

Asset Retirement Obligations

Financial Accounting Standards Board (FASB) Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” became effective on January 1, 2003. SFAS 143 prescribes the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarified when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005.

During fiscal 2005, the Company recorded an asset retirement obligation in the amount of $0.5 million related to store leases which obligate the Company to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal. The Company has since updated its lease term agreements to exclude any such obligation to incur the costs mentioned above related to store leases. As such, we do not anticipate recording additional asset retirement obligations in the foreseeable future.

Store and Spa Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store or spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.1 million and $0.6 million during the first quarters of fiscal 2006 and fiscal 2005, respectively.

Co-Branded Credit Card Program

During the second quarter of fiscal 2005, the Company introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. During the first quarter of fiscal 2006, management determined that an alternative accounting treatment was appropriate to recognize these fees. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship.

During the 2006 first quarter, approximately 45,500 cards were activated. The activation of these cards resulted in the receipt of $3.5 million of non-refundable up-front marketing fees. The Company recognized a total of $1.9 million in fee revenue in consolidated net sales for the first quarter of 2006. Of this amount, $0.9 million related to credit cards that were activated during the first quarter of fiscal 2006, while the remainder is the result of the recognition of fee revenue from prior periods that had been previously deferred.

The Company offers its credit card holders a reward program whereby points are earned on purchases made with the co-branded credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. The Company accrues for the cost of merchandise related to the coupon as the points are earned. In the first quarter of fiscal 2006, the expenses associated with the accumulation of points and issuance of the coupon were approximately $268,000.

Under the co-branded credit card program, the Company receives a sales royalty from the issuing bank based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. The sales royalty is intended to offset the cost of merchandise coupons given for points accumulated under the reward program. Going forward, the fees received for honoring reward coupons will be deferred and recognized when a card holder uses reward coupons to purchase Company merchandise. Additionally, the related costs of merchandise will be recognized at the time the coupon is redeemed.

List Rental Income (Expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
List rental income	$500	$635
List rental (expense)	(68)	(99)

Net list rental income	$432	$536

Interest, Net and Other

Interest, net and other consists of the following (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
Interest (expense), including financing fees	$(103)	$(38)
Interest income	1,594	684
Other income	301	234
Other (expense)	(186)	(122)

Interest, net and other	$1,606	$758

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is determined based upon the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2006	April 30, 2005
Net income	$11,572	$8,491
Weighted average common shares outstanding during the period (for basic calculation)	92,215	91,049
Dilutive effect of common share equivalents	2,445	2,966

Weighted average common shares and common share equivalents (for diluted calculation)	94,660	94,015

Net income per common share - basic	$0.13	$0.09

Net income per common share - diluted	$0.12	$0.09

The computation of the dilutive effect of common share equivalents excluded options to purchase 234,000 and 12,000 shares of common stock for the quarters ended April 29, 2006 and April 30, 2005, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

Accounting for Stock-Based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards for employee services. SFAS 123R requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Prior to the January 29, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation expense was recognized based upon the difference, if any, between the market price of the stock and the option exercise price on the date of grant. As the stock option grant price for all options granted equaled the market price on the date of grant, no compensation expense was recorded. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, financial statements of prior periods presented in this Form 10-Q have not been revised to reflect the impact of SFAS 123R. The valuation provisions of SFAS 123R apply to new awards granted after the effective date and to previously granted awards that are subsequently modified or cancelled after the effective date. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statement of Cash Flows. As required by SFAS 123R, the Company, on a prospective basis, now presents the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow. This requirement reduced and increased the amount recorded as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

As part of SFAS 123R, the Company was required to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee share-based compensation. This APIC pool is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by SFAS 123R or a simplified alternative method described in the Staff Position. The Company has chosen to utilize the transition method as described in SFAS 123R, which requires the calculation of the APIC pool as if the Company had adopted SFAS 123 for fiscal years beginning after December 15, 1994.

As discussed above, prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed by APB 25, and provided the required pro forma disclosures of SFAS 123. The following table presents the effect on net income and earnings per share for the quarter ended April 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date in accordance with SFAS 123 (in thousands, except per share data):

April 30, 2005
Net Income:
As reported	$8,491
Deduct: Impact of applying SFAS 123	(188)

Pro forma	$8,303

Net Income Per Share:
As reported - Basic	$0.09
Pro forma - Basic	$0.09
As reported - Diluted	$0.09
Pro forma - Diluted	$0.09

Disclosures for the quarter ended April 29, 2006 are not presented as these amounts are recognized in the consolidated financial statements. Total stock-based compensation expense recognized for the quarter ended April 29, 2006 was approximately $506,000 before income taxes. This amount is included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. The related tax benefit was $117,000. The Company did not capitalize any stock-based compensation expense.

The fair value for stock awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for the quarters ended April 29, 2006 and April 30, 2005:

	Three Months Ended
	April 29, 2006	April 30, 2005
Risk free interest rate (1)	4.56%	3.87%
Expected volatility (2)	60.0%	62.6%
Expected term (years) (3)	5	4
Expected dividend (4)	None	None

Estimated fair value per option granted	$12.75	$5.63

(1)	The risk-free interest rate is based on the U.S. Treasury strip rates in affect at the time of the grant with an equivalent remaining term.

(2)	The expected Company stock price volatility is based on a combination of historical volatility and the implied volatility of its exchange traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was based solely on historical experience.

(3)	The expected term of the options represents the weighted average period the stock options are expected to remain outstanding. This term is derived from historical experience, taking into consideration expected future employee behavior.

(4)	The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future.

Under SFAS 123R, stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Prior to adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which differ significantly from Company stock options as they have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.

Accounting for Vendor Allowances

The Company accounts for allowances received from its merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of the Company’s inventory and, when sold, as cost of sales. The Company’s consolidated cost of sales includes allowances from merchandise vendors of $1.5 million and $1.3 million in the first quarter of fiscal 2006 and 2005, respectively.

Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS 123R) which revises FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The provisions of SFAS 123R became effective as of the first quarter of the fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R using the modified prospective method with no restatement of prior periods. See Note 2 “Summary of Significant Accounting Policies” for information regarding expensing of stock options in the first quarter of fiscal 2006 and for pro forma information regarding the Company’s expensing of stock options for the first quarter of fiscal 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement were effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS 151 effective January 29, 2006. The adoption of the provisions did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Productive Assets,” (SFAS 153) which amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously, these transactions were accounted for at book value of the assets. This Statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS 153 effective January 29, 2006. The adoption of the provisions did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). This Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements related to the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we adopted the provisions of SFAS 154 for the fiscal year beginning January 29, 2006. The adoption of SFAS 154 had no impact on the company’s consolidated financial statements.

3.	Receivables

Receivables consist of the following (in thousands):

	April 29, 2006	January 28, 2006	April 30, 2005
Tenant improvement	$16,048	$16,764	$9,953
Trade	8,796	7,117	8,697
Vendor allowance	2,112	—	1,712
Co-branded credit card	1,276	3,247	—
Other	1,164	721	277
Customer list rental	396	965	684

	$29,792	$28,814	$21,323

The Company evaluates the credit risk associated with its receivables. At April 29, 2006, January 28, 2006 and April 30, 2005 no reserve was deemed necessary.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 29, 2006	January 28, 2006	April 30, 2005
Accrued payroll, related taxes and benefits	$11,489	$12,115	$10,787
Gift certificate/card liability	11,451	13,719	7,969
Current portion of deferred rents	9,746	8,594	6,055
Accrued sales returns	9,111	5,871	6,284
Accrued taxes	4,895	4,142	3,706
Other	1,126	1,040	122

	$47,818	$45,481	$34,923

5.	Amended and Restated Stock Option/Stock Issuance Plan

The Company’s Amended and Restated Stock Option/Stock Issuance Plan (the Plan) was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for equity-based compensation of officers and key employees, non-employee directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), but did not affect awards granted under that plan, some of which remain outstanding.

Eligible individuals may, at the discretion of the Plan Administrator, be granted options, shares of restricted or unrestricted stock, restricted stock units (RSUs) and stock appreciation rights. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. Unless the Board of Directors chooses to terminate the Plan earlier, the Plan will terminate on March 25, 2015.

Options are granted with an exercise price per share equal to at least 100% of the fair market value of the Company’s common stock on the grant date. Options generally vest and become exercisable on a pro rata basis over a three-, four- or five-year period from the date of grant. The maximum term of each grant may not exceed ten years, subject to earlier expiration for vested options not exercised following termination of employment. RSUs generally vest over a one- or three-year period from the date of grant.

As of April 29, 2006, options granted to employees to purchase 2,820,808 shares of the Company’s common stock and options granted to present and former non-employee directors to purchase 468,382 shares of the Company’s common stock remained outstanding.

The following table summarizes the activity for outstanding stock options for the quarter ended April 29, 2006:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	3,732,812	$5.30
Granted	21,750	22.76
Exercised	(338,060)	2.65
Forfeited	(127,312)	6.02

Outstanding at end of period	3,289,190	$5.64	6.05	$73,403,535

Exercisable	2,009,429	$3.32	5.04	$49,507,818

The Company recorded cash received from the exercise of stock options of $896,000 and related tax benefits of $2.8 million during the quarter ended April 29, 2006. The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $27.96 as of the last business day of the quarter ended April 29, 2006. This is the price that would have been received by grantees if all options had been exercised on that date.

Additional information regarding options outstanding as of April 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.58—$ 1.99	505,198	5.76	$1.90	265,238	$1.88
$ 2.00—$ 2.99	1,110,617	4.89	2.45	978,991	2.43
$ 3.00—$ 4.99	660,902	5.05	3.58	517,378	3.57
$ 5.00—$ 9.99	418,504	7.80	7.30	221,149	7.42
$10.00—$18.99	374,469	7.59	12.88	26,673	11.71
$19.00—$27.80	219,500	9.60	21.11	—	—

$ 1.58—$27.80	3,289,190	6.05	$5.64	2,009,429	$3.32

Employees and non-employee directors have been granted 106,435 RSUs under the Plan which remained outstanding at April 29, 2006. As of April 29, 2006, 6,600 RSUs have been forfeited and none have vested. The compensation expense related to RSUs is being amortized over the vesting periods. During the first quarter of 2006, amortized deferred compensation expense relating to grants of RSUs was $124,090, versus $0 for the first quarter of 2005. The Company did not issue RSUs prior to the second quarter of 2005.

The following table summarizes the activity for unvested RSUs for the quarter ended April 29, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	113,035	$11.74
Granted	—	—
Vested	—	—
Forfeited	(6,600)	11.38

Unvested at end of period	106,435	$11.76

As of April 29, 2006, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $5.2 million. This expense is expected to be recognized over a weighted-average period of 1.7 years. During the quarter ended April 29, 2006, the total intrinsic value of stock options exercised was $7.4 million.

The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. At April 29, 2006, 4,188,108 shares of common stock remain available for future grants under the Plan.

6.	Deferred Compensation Program

The Compensation Committee of the Company’s Board of Directors (the Committee) authorized compensation bonus pools for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (Section 16 officers) that, in aggregate, totaled $225,000 at April 29, 2006. The Company’s Chief Executive Officer authorized compensation bonus pools for other employees that, in aggregate, totaled $4.6 million at April 29, 2006. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At April 29, 2006 and April 30, 2005, the Company had accrued $1.6 million and $2.5 million, respectively, related to these compensation bonus pools. These amounts are included in the caption “Accrued Liabilities” on the Company’s Consolidated Balance Sheets.

The total compensation and dates to be paid as of April 29, 2006, are summarized as follows (in thousands):

Description	Amount	Dates to be paid
Executive employees:
Dan Moen, Chief Information Officer	$225	May 2007
Thirty-two non-executive employees	$4,600	July 2006 - April 2009
Authorized subsequent to April 29, 2006:
Five non-executive employees	$495	May 2008 - April 2009

The payment of the amounts noted above is contingent upon both the employee and the Company achieving the performance criteria specified in the individual agreements.

7.	Supplemental Executive Retirement Plan

On October 1, 2005, the Committee approved a Supplemental Executive Retirement Plan (SERP) for certain executive officers and key employees of the Company effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

8.	Related Party Transactions

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

Aggregate expense reimbursements totaled approximately $320,000 for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, there were no reimbursements. In October 2005, the Company obtained interests in a business jet fractional share program sufficient to satisfy its executive travel requirements.

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

9.	Revolving Line of Credit

The Company has a credit agreement with Wells Fargo Bank, National Association (the Agreement), providing for an unsecured revolving line of credit of up to $40.0 million and for up to $40.0 million in letters of credit. The interest rate under the Agreement is equal to the London InterBank Offered Rate, and is subject to an adjustment based on the Company’s leverage ratio.

The Agreement also includes specified current ratio, leverage ratio and minimum net worth requirements (as defined in the Agreement) the Company is required to maintain. The Agreement restricts the Company’s ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, the Company may be subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 31, 2008.

The Company had $14.2 million and $6.3 million in outstanding letters of credit at April 29, 2006 and January 30, 2006, respectively.

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

The Company incurred aggregate rent expense under its operating leases of $10.4 million and $7.6 million, including contingent rent expense of $18,000 and $19,000, for the first quarters of fiscal 2006 and 2005, respectively.

As of April 29, 2006, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2006	$31,756
Fiscal 2007	45,754
Fiscal 2008	45,436
Fiscal 2009	44,704
Fiscal 2010	43,602
Thereafter	209,941

Total	$421,193

Subsequent to April 29, 2006, the Company entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, as follows (in thousands):

Remainder of fiscal 2006	$198
Fiscal 2007	369
Fiscal 2008	369
Fiscal 2009	373
Fiscal 2010	381
Thereafter	2,456

Total	$4,146

Additionally, the Company had inventory purchase commitments of approximately $167.7 million and $83.8 million at April 29, 2006 and April 30, 2005, respectively.

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

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other temporary programs, require the Company to make continual changes to its collection and reporting systems that may relate to only one taxing jurisdiction. If the Company fails to update its collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject it to interest and penalties, as well as private lawsuits and damage to its reputation. Resolutions of these matters will have no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table provides certain financial data for the Company’s direct and retail segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in Note 2. “Significant Accounting Policies.” Table amounts are noted in thousands.

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales (1):
Retail	$128,565	$83,781
Direct	86,696	71,855

Consolidated net sales	$215,261	$155,636

Operating contribution:
Retail	$22,191	$15,746
Direct	23,287	16,527

Total operating contribution	45,478	32,273
Corporate and other	(27,955)	(18,905)

Consolidated income from operations	$17,523	$13,368

Depreciation and amortization:
Retail	$5,226	$3,602
Direct	105	126
Corporate and other	2,748	2,016

Consolidated depreciation and amortization	$8,079	$5,744

Total assets:
Retail	$216,280	$152,278
Direct	49,470	45,184
Corporate and other assets	231,632	172,782

Consolidated total assets	$497,382	$370,244

Capital expenditures:
Retail	$15,434	$7,192
Direct	1,029	1,049
Corporate and other	3,515	4,800

Consolidated capital expenditures	$19,978	$13,041

(1)	There have been no inter-segment sales during the reported fiscal years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2006, as well as in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $215.3 million in net sales in the first quarter of fiscal 2006. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with average household income in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

Several years ago, we began the evolution from a direct marketer to a multi-channel specialty retailer. During this evolution, we tested various scalable retail store models, strengthened the retail management team, refined the merchandise assortment and integrated the retail and direct merchandise planning and inventory management functions. We intend to continue to build infrastructure in the coming years to support the planned growth of our retail business.

The catalog business is a significant sales channel and acts as an efficient marketing platform to cross-promote the website and retail stores. During the first quarter of 2006, we mailed 30.3 million catalogs. We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. As of April 29, 2006, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.0 million.

Recent Developments and Strategic Initiatives

Restatement of Prior Financial Information. On May 22, 2006, we concluded, in consultation with our independent registered public accounting firm, that the consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement was to correct the manner in which we recognized fees received under the co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. Previously, we included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. As the co-branded credit card program did not begin until the second quarter of fiscal 2005, there is no impact on the financial statements for the fiscal 2005 first quarter. We plan to amend the Form 10-K for the year ended January 28, 2006 and the Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this restatement.

Retail Expansion. We expect the retail business to be the key driver of our growth strategy. As of April 29, 2006, we operated 183 premium retail stores, as well as two resort stores and 22 merchandise clearance outlet stores in 138 markets. As of the date of this report, six premium retail stores have been opened in the second quarter of fiscal 2006. In addition, the Sandpoint, Idaho resort store has been relocated to its new Sandpoint site, which opened on May 26, 2006. Our new store is considered to be a premium retail store for reporting purposes. Including the new Sandpoint premium retail store, our total premium retail store base as of the date of this report is 190. We currently plan to open a total of approximately 65 premium retail stores in 2006. We either have signed, fully executed leases or are currently in lease agreement negotiations for the majority of those stores. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

National Magazine Advertising. One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. Our investment in national magazine advertisement increased to $5.3 million in the first quarter of 2006 from $2.0 million in the first quarter of 2005. This increased investment is the result of a 240% increase in circulation due to an increase in the number of publications in which we placed advertisements and the frequency with which those advertisements were placed. We currently plan to invest approximately $22 million in national magazine advertising during 2006. As the retail expansion provides an increased number of potential customers with access to our merchandise, it is an ideal time for us to focus on building brand recognition, which over time we believe will translate into increased market share and improved profitability.

Direct Sourcing. Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. While this practice has proved to be successful, we now believe we can benefit by working directly with foreign manufacturers. These benefits include improved control over the production, quality and transportation of our merchandise, which we believe will ultimately result in faster speed to market, improved quality and margins. In order to realize these benefits, we launched our direct sourcing initiative in the third quarter of fiscal 2004. During 2005 we purchased approximately 15% of our merchandise directly from manufacturers. Our goal for 2006 is to purchase at least 30% of our total merchandise directly, and we are well on our way to reaching that goal. We currently plan to direct source 50% of our merchandise purchases by the end of 2007 and approximately 70% by the end of 2008. To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of 2005 and an office in India in the first quarter of 2006. The primary functions of these offices are product development and production management.

Coldwater Creek Catalog. In the first quarter of 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where premium retail stores are located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the retail store. While the catalog is designed to effectively increase retail segment sales, it also contributes, although to a lesser extent, to direct segment sales. During the first quarter of 2006, we mailed approximately 6.0 million Coldwater Creek catalogs, up from 3.0 million in the first quarter of 2005. A portion of this increase is due to two Coldwater Creek catalog mailings in the first quarter of 2006 versus only one mailing in the first quarter of 2005. We plan to mail approximately 20.4 million Coldwater Creek catalogs during 2006.

Coldwater Creek ~ The Spa. In the fourth quarter of 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. Based on positive response to this concept from focus groups comprised of both customers and non-customers, we learned there is a strong familiarity with the Coldwater Creek brand and its focus on providing exceptional customer service, as well as a broad consensus that the Company is well-suited to provide this new service. During the first quarter of 2006, one of the six planned test spa locations was opened. As of the date of this report, we have opened an additional two locations. The remaining three test spas are scheduled to be opened during the remainder of the second quarter of 2006. As the three day spas currently open have been in operation for such a short period of time, the impact on operations is immaterial.

West Virginia Distribution Center Expansion. To effectively support our retail expansion strategy, we must have adequate warehouse and distribution capacity. We estimate that our 610,000-square-foot distribution center located in Mineral Wells, West Virginia is currently able to service up to 300 premium retail stores. In anticipation of retail expansion beyond that estimated capacity, we made the decision in the fourth quarter of fiscal 2005 to expand our existing distribution center. This expansion will increase the size of the distribution center to approximately 960,000 square feet. Construction on this expansion began in the first quarter of fiscal 2006. We plan to take possession of the new space in the second half of fiscal 2006.

Retail Segment Operations

Our retail segment includes our premium retail stores, resort and outlet stores and test day spas. This segment is the fastest growing segment, generating $128.6 million in net sales, or 59.7% of total net sales in the first quarter of 2006.

Premium Retail Stores

We believe there is an opportunity to grow our premium retail store base to 450 to 500 stores in more than 300 identified markets nationwide over the next four to six years. During the first quarter of 2006, nine premium retail stores were opened for a total of 183 premium retail stores in operation as of April 29, 2006. As of the date of this report, seven premium retail stores have been opened in the second quarter of fiscal 2006, including the new Sandpoint, Idaho premium store which opened on May 26, 2006.

We currently plan to open 65 premium retail stores during 2006, and either have signed fully executed leases or are currently in lease agreement negotiations for a majority of those stores. Approximately 63% of the stores to be opened in 2006 will be located in lifestyle centers, 31% in traditional malls and 6% in street locations. Each store opened will average 5,500 square feet. We believe we will be able to complete our 2006 expansion plans with available working capital. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

After 2006 it is our present intention to continue to open new stores at our current pace, although we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing.

Outlet and Resort Stores

We operated 22 outlet stores as of April 29, 2006 and currently plan to open three additional outlet stores during fiscal 2006. Outlet stores are generally located within clusters of premium retail stores to efficiently manage inventory and clearance activities, but far enough away to avoid significantly diminishing premium store sales. Unlike many other apparel retailers, we use outlet stores only to sell overstocked premium items from premium retail stores and do not have merchandise produced directly for them.

As of April 29, 2006, we also operated resort stores in Sandpoint, Idaho, and Jackson, Wyoming. As discussed above, as of the date of this report, the Sandpoint, Idaho resort store has been relocated to its new Sandpoint site, which opened on May 26, 2006, and is considered a premium retail store for reporting purposes.

Coldwater Creek ~ The Spa

During the first quarter of 2006, we launched our first test spa location. As of the date of this report, we have opened an additional two locations. The remaining three test spa sites are scheduled to open during the remainder of the second quarter of 2006. As the three day spas currently open have been in operation for such a short period of time, the impact on operations is immaterial.

Direct Segment Operations

The direct segment, which includes our catalog and e-commerce businesses, generated $86.7 million in net sales, or approximately 40.3 % of our total net sales, in the 2006 first quarter. As our base of premium retail stores grows, we expect net sales derived from direct segment operations to decline as a percentage of total net sales. However, the direct segment will continue to be an essential component of our business, driving sales in all channels while also promoting brand awareness.

E-Commerce

We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The website features the entire full-price merchandise offering found in the catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory. As of April 29, 2006, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.0 million.

Customers are driven to the website primarily by catalogs and an expanded e-mail campaign program. This expanded program resulted in the delivery of approximately 86.5% more e-mails to customers in the first quarter of 2006 versus the first quarter of 2005. We believe this increase was a contributing factor in the 35.3% increase in Internet net sales. We plan to continue this campaign throughout the remainder of 2006, monitoring customer response and adjusting the campaign accordingly.

We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Catalogs

Merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday Gifts-to-Go catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. Approximately 30.3 million catalogs were mailed during the first quarter of 2006 compared to 28.3 million in the first quarter of 2005.

We plan to mail a total of approximately 119 million catalogs in 2006, versus approximately 113 million catalogs mailed in 2005. The largest increase in circulation will be in the Coldwater Creek title. This title is designed to drive traffic to premium retail stores, features merchandise that can be found in those stores and is primarily mailed into markets where we have a premium retail store. As we continue to expand our premium retail store base, we believe we will be provided with additional circulation opportunities in a larger number of markets.

We began offering a new line of active-wear apparel under the Sport catalog title in August 2004. This apparel represents a small but important portion of the overall merchandise mix. While this merchandise has been well received by customers, we plan to stop mailing a separate catalog in the second half of fiscal 2006. We intend to incorporate select Sport merchandise into the existing assortment in all channels.

Results of Operations

First Quarter Overview

•	Consolidated net sales increased $59.6 million, or 38.3%, due to:

•	the addition of 64 premium retail stores since the end of the 2005 first quarter;

•	an expanded national magazine advertising campaign;

•	an increase in catalog circulation;

•	an increase in the frequency of e-mails sent to a growing database of customers; and

•	revenue related to the co-branded credit card program.

Increased revenue was partially offset by discounts offered in conjunction with the co-branded credit card program and national magazine advertisements.

•	Gross profit dollars increased $28.4 million, or 39.0%, and gross profit rate improved to 47.0% of net sales as a result of:

•	improved leveraging of premium retail store occupancy costs; and

•	improved merchandise margins.

•	Selling, general and administrative expenses (SG&A) increased $24.3 million, or 40.8%, and SG&A rate increased to 38.9% of net sales due to:

•	personnel costs associated with the retail expansion;

•	increased national magazine advertisements;

•	increased premium retail store advertising costs;

•	increased catalog expenses; and

•	increased compensation expense related to expensing stock-based compensation under SFAS 123R.

The following table sets forth certain information regarding the components of our consolidated statement of operations for the three month period ended April 29, 2006 compared with the same period in the prior year. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 29, 2006	% of net sales	April 30, 2005	% of net sales	$ change	% change
Net sales	$215,261	100.0%	$155,636	100.0%	$59,625	38.3%
Cost of sales	113,984	53.0%	82,799	53.2%	31,185	37.7%

Gross profit	101,277	47.0%	72,837	46.8%	28,440	39.0%
Selling, general and administrative expenses	83,754	38.9%	59,469	38.2%	24,285	40.8%

Income from operations	17,523	8.1%	13,368	8.6%	4,155	31.1%
Interest, net and other	1,606	0.7%	758	0.5%	848	111.9%

Income before income taxes	19,129	8.9%	14,126	9.1%	5,003	35.4%
Income tax provision	7,557	3.5%	5,635	3.6%	1,922	34.1%

Net income	$11,572	5.4%	$8,491	5.5%	$3,081	36.3%

Consolidated effective income tax rate	39.5%		39.9%

Comparison of the Three Month Period Ended April 29, 2006 with the Three-Month Period Ended April 30, 2005:

Consolidated Results of Operations

Consolidated Net Sales. The increase in our consolidated net sales during the three-month period ended April 29, 2006 was primarily the result of the opening of an additional 64 premium retail stores since the first quarter of 2005. These new stores contributed approximately $34 million in net sales during the quarter. We also believe net sales were positively impacted by a 240% increase in national magazine advertising circulation along with a 7% increase in catalog circulation. The increase in catalog circulation was comprised mainly of additional Coldwater Creek catalogs, which are designed to drive premium retail store sales. Internet net sales also increased during the quarter as approximately 81,000 new names were added to our e-mail database and e-mail frequency was increased by 71%. Revenue related to the co-branded credit card program in the fiscal 2005 second quarter contributed $1.9 million to the overall increase. These positive impacts were partially offset by discounts offered to customers through both the co-branded credit card program and national magazine advertisements.

Consolidated Gross Profit Dollars and Rate. The increase in consolidated gross profit for the three-month period ended April 29, 2006 was primarily the result of increased consolidated net sales. Also, contributing to the increase, although to a lesser extent, were the factors discussed below that impacted the consolidated gross profit rate.

The increase in the consolidated gross profit rate for the first quarter of 2006 was primarily attributable to the recognition of $1.9 million in fee revenue related to the co-branded credit card program, which resulted in a 0.5 percentage point gross profit rate improvement and in an overall merchandise margin improvement of 0.4 percentage points.

Merchandise margins improved primarily as a result of the direct sourcing initiative and higher purchase volumes. Merchandise costs were reduced as we purchased more merchandise directly from manufacturers and in larger quantities. During 2005 approximately 15% of our merchandise was purchased directly from manufacturers. Our goal for 2006 is to purchase at least 30% of our total merchandise directly.

An improvement of 0.7 percentage points in the leveraging of premium retail store occupancy costs also contributed to the improved gross profit rate. This leveraging occurred as fixed rent and depreciation costs were distributed over an expanded retail base.

Partially offsetting the above improvements in gross profit rate were discounts related to the co-branded credit card program and national magazine advertisements. Also offsetting the improvements in gross profit rate was the extension of the premium retail store spring sales period an additional two days along with deeper markdowns on a broader assortment of merchandise compared to the prior year.

Vendor allowances are credited to cost of sales as the related merchandise is sold, and were $1.5 million and $1.3 million for the first quarter of 2006 and 2005, respectively. The increase during the 2006 period is the result of the higher purchase volumes discussed above.

Consolidated Selling, General and Administrative Expenses. The increase in consolidated SG&A expenses was primarily the result of incremental personnel costs related to our retail expansion. These costs included salaries and wages for retail administrative and store employee staff, along with related taxes and benefits. Personnel costs increased $11.7 million, or 47.8%, from the first quarter of 2005. These increases were largely due to increased retail personnel and corporate staffing to support the retail expansion.

Also contributing to the increase in consolidated SG&A expenses were increases in national magazine advertising, premium retail store advertising and catalog expenses. National magazine advertising expense increased $3.4 million, or 172%, primarily due to a 240% increase in magazine circulation. Circulation increased as a result of both an increase in the number of publications in which we placed advertisements and the frequency with which those advertisements were placed. We have increased national magazine advertising in an effort to build brand recognition. We feel it is an ideal time for the Company to focus on the building of brand recognition as the retail expansion provides us with potential customers in new markets who may never have received one of our catalogs in the past. Over time, we believe these efforts will translate into increased market share and improved profitability.

Retail store advertising costs increased $1.5 million, or 95%. This increase was comprised of $0.9 million in retail promotional costs, including banners and other signage, and $0.6 million related to the cost of merchandise associated with the Gift with Purchase promotions. These expenses have increased as a result of retail expansion.

Also impacting SG&A were catalog expenses, which increased $1.4 million, or 8.3% as the result of an increase in catalog circulation of 2.3 million. We mailed 2.1 million more catalogs to customers and distributed approximately 220,000 more catalogs through an expanding base of premium retail stores.

Consolidated Selling, General and Administrative Expenses Expressed as a Percentage of Consolidated Net Sales. Consolidated selling, general and administrative expenses expressed as a percentage of consolidated net sales (SG&A rate) increased primarily due to an increase of 1.2 percentage points in national magazine advertising. This increase was offset by a decrease of 2.3 percentage points in catalog expenses. As a percentage of consolidated net sales, increases in catalog expenses as a result of increased catalog circulation were offset by the increase in retail net sales.

An increase in personnel costs of 1.1 percentage points also impacted SG&A rate. These costs consisted mainly of salaries and wages for retail administrative and store employee staff, along with related taxes and benefits. We attribute this increase to ongoing efforts to build the personnel infrastructure in anticipation of future growth related to retail expansion.

Additionally, the investment in premium retail store advertising increased 0.4 percentage points as a result of both increased retail promotional costs, including banners and other signage and the cost of merchandise associated with the Gift with Purchase promotion. We made this investment in an effort to increase store traffic and enhance the shopping experience.

Consolidated Interest, Net and Other. The increase in consolidated interest, net and other was primarily due to increased interest income earned on the investment of our average cash balance. This increase is the result of a higher average cash balance and an increase in interest rate.

Consolidated Provision for Income Taxes. The decrease in the consolidated provision for income taxes reflects a shift to qualified performance-based executive compensation programs which are fully deductible for tax purposes.

Operating Segment Results

Net Sales. The following table summarizes net sales by segment. They are provided to assist in assessing differences in net sales by segment (in thousands):

	Three Months Ended
	April 29, 2006	% of Total	April 30, 2005	% of Total	Change
					$	%
Retail	$128,565	59.7%	$83,781	53.8%	$44,784	53.5%

Internet	55,547	25.8%	41,060	26.4%	14,487	35.3%
Catalog	31,149	14.5%	30,795	19.8%	354	1.1%

Direct	86,696	40.3%	71,855	46.2%	14,841	20.7%

Total	$215,261	100.0%	$155,636	100.0%	$59,625	38.3%

Retail Segment. Since the end of the 2005 first quarter we have opened 64 premium retail stores. These new stores contributed $34.0 million in net sales to the retail segment during the 2006 first quarter. Additionally, premium retail stores that were open during only a portion of the 2005 first quarter, but were open during the entirety of the 2006 first quarter contributed incremental net sales of $1.3 million. We believe increased circulation in both national magazine advertisements and the Coldwater Creek catalog during the first quarter of 2006 also contributed to the growth in retail segment net sales.

Net sales in outlet and resorts stores increased $1.1 million, or 15.9% during the first quarter of 2006. This increase is primarily attributable to the addition of two outlet stores since the end of the fiscal 2005 first quarter.

Additionally, the non-refundable up-front marketing fee for each new account opened and activated under the co-branded credit card program contributed $1.4 million to retail segment net sales during the first quarter of 2006.

Direct Segment. The growth in Internet business net sales was primarily driven by an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Our database of e-mail addresses has increased 25.6% since the first quarter of 2005, while the frequency of e-mails sent increased approximately 71.1%. Additionally, the co-branded credit card program contributed $0.5 million in fee revenue to Internet business net sales.

The slight growth in catalog business net sales was primarily driven by increased catalog circulation, along with improved sales as a result of increased national magazine advertising. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to generally decrease as a percent of total net sales.

Operating Contribution. The following table summarizes operating contribution by segment for the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 (in thousands):

	Three Months Ended
	April 29, 2006 (1)%			April 30, 2005 (1)%			Change
							$	%
Retail	$22,191	17.3	%(1)	$15,746	18.8	%(1)	$6,445	40.9%
Direct	23,287	26.9	%(2)	16,527	23.0	%(2)	6,760	40.9%
Corporate and other	(27,955)	(13.0	)%(3)	(18,905)	(12.1	)%(3)	(9,050)	47.9%

Consolidated income from operations	$17,523	8.1%		$13,368	8.6%		$4,155	31.1%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales.

(3)	Corporate and other operating contribution and consolidated net income from operations expressed as a percentage of consolidated net sales.

Retail Segment. We primarily attribute the increase in retail segment operating contribution to the opening of 64 premium retail stores since the end of the first quarter of fiscal 2005 and $1.4 million of credit card fee revenue. This improvement was partially offset by an $8.2 million increase in premium retail store salaries and wages, along with related taxes and benefits. Increases in rent expense, depreciation expense, and retail advertising associated with the opening of 64 premium retail stores also contributed to the improvement offset.

The retail segment’s operating contribution rate was positively impacted by a 0.7 percentage point improvement in the leveraging of premium retail store occupancy expenses due to the expanded retail base. This improvement was partially offset by increased premium retail store advertising and reduced leveraging of personnel costs associated with the retail expansion. These personnel costs primarily included administrative and technical support salaries, store employee wages and related tax and employee benefits. We primarily attribute this reduced leveraging to ongoing efforts to build up personnel infrastructure in anticipation of future growth related to retail expansion.

Additionally, retail segment merchandise margins improved 0.2 percentage points during the first quarter of 2006 primarily as the result of lower merchandise costs due to higher purchase volumes relative to the prior year. Partially offsetting the improvements in retail segment merchandise margins were discounts related to the co-branded credit card program and national magazine advertisements, the extension of the premium retail store spring sales period an additional two days along with deeper markdowns on a broader assortment of merchandise compared to the prior year.

Direct Segment. The operating contribution dollar increase in the direct segment was primarily driven by a $14.5 million, or 35.3%, increase in Internet net sales. This improvement was partially offset by an increase in shipping costs and catalog marketing expenses.

For the fiscal 2006 first quarter, the direct segment operating contribution was positively impacted by an improvement of 2.5 percentage points in the leveraging of direct segment marketing expenses as these costs are distributed over increased Internet and catalog channel net sales. Gross margins for the direct segment improved 0.3 percentage points due to the higher purchase volumes and direct sourcing initiative discussed above. These improvements were partially offset by discounts related to the co-branded credit card program and national magazine advertisements.

Corporate and Other. The decrease in corporate and other operating contribution dollars and rate was primarily due to increased administrative and technical support salaries associated with retail expansion and increased national magazine advertising. Corporate salaries increased by $3.8 million, or 37.2%, in the fiscal 2006 first quarter over the same period last year. National magazine advertising increased by $3.4 million, or 172%, in the fiscal 2006 first quarter from the same period last year.

Quarterly Results of Operations and Seasonal Influences

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate as a result of a number of factors, including the following:

•	the composition, size and timing of our various merchandise offerings;

•	the number and timing of premium retail store openings;

•	the timing of catalog mailings and the number of catalogs mailed;

•	customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of competitors and similar factors;

•	overall merchandise return rates, including the impact of actual or perceived service and quality issues;

•	our ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

We alter the composition, magnitude and timing of merchandise offerings based upon our understanding of prevailing consumer demand, preferences and trends. The timing of merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent and the day of the week on which certain important holidays fall. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally are realized within the first several weeks after its introduction with an expected significant decline in customer sales thereafter.

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

Liquidity and Capital Resources

In recent fiscal years, we have financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from the May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize short-term bank credit.

Operating activities generated $17.6 million and $18.0 million of positive cash flow during the first three months of fiscal 2006 and 2005, respectively. On a comparative year-to-year basis, the increase in cash flow generated from operating activities in the first three months of fiscal 2006 primarily reflects the positive cash flow impact of increased receivables and to a lesser extent, increased net income, depreciation and amortization and deferred co-branded credit card revenue. Receivables increased primarily due to increases in both trade accounts receivable, consisting mainly of credit card receivables, and in vendor allowances. Vendor allowances have increased as a result of increased inventory purchases related to the retail expansion. Depreciation and amortization increased due to additions to leasehold improvements and furniture and fixtures related to the retail expansion. Deferred co-branded credit card revenue increased as there was no deferred credit card revenue prior to adoption of the program in the second quarter of fiscal 2005.

Partially offsetting these positive cash flow impacts were decreased income taxes payable, accounts payable and deferred rents, and increased inventories and prepaid costs. Income taxes payable decreased during the period due to the payment of the remaining tax liability related to fiscal 2005, which exceeded the tax accrual related to the first quarter of fiscal 2006. On a comparative year-to-year basis, accounts payable decreased as a result of the timing of payments to vendors.

Deferred rents decreased as a result of the successful collection of non-current tenant allowances, while inventories increased due to the retail expansion. Increases in prepaid costs were primarily due to prepaid marketing costs related to increased national magazine advertising, increased prepaid support agreements and insurance, and increased supplies related to new store openings.

Investing activities consumed $20.0 million and $13.0 million of cash during the first three months of fiscal 2006 and 2005, respectively. Cash outlays in these periods were principally for capital expenditures.

Capital expenditures during the first three months of 2006 and 2005 principally reflect the cost of leasehold improvements for new premium retail stores and to a substantially lesser extent, furniture and fixtures for those stores.

As a result of the foregoing, we had $140.4 million in consolidated working capital at April 29, 2006 compared with $119.6 million at April 30, 2005. The consolidated current ratio was 1.90 at April 29, 2006 compared with 2.02 at April 30, 2005. We had no outstanding short-term or long-term bank debt at April 29, 2006 or April 30, 2005.

At April 29, 2006, we operated 183 premium retail stores. As of the date of this report, six premium retail stores have been opened in the second quarter of fiscal 2006. In addition, the Sandpoint, Idaho resort store has been relocated to its new Sandpoint site, which opened on May 26, 2006 and is considered to be a premium retail store for reporting purposes. Including the new Sandpoint store, our total premium retail store base as of the date of this report is 190. We currently plan to open a total of approximately 65 premium retail stores in fiscal 2006. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $79 million in capital expenditures for the remainder of fiscal 2006. These planned expenditures will primarily be for new premium retail stores and various technology additions and upgrades. We expect to fund these expenditures from operating cash flows and working capital.

We believe that our cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund our current operations and retail store openings under the current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we choose to accelerate the retail roll-out strategy.

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

We expect the retail segment to be the key driver of future growth. As our retail business grows, we will add additional overhead, such as incremental corporate personnel costs. However, over time, we expect sales dollar growth to outpace the addition of infrastructure expenses. Consequently, we believe retail expansion will increase overall profitability.

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

We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in overall profitability by increasing the percentage of merchandise we purchase directly from overseas manufacturers. During 2006, we anticipate that we will be the importer of record on approximately 30% of our total merchandise purchases.

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

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. With respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2006, for further details.

•	Revenue Recognition and Sales Return Estimates

•	Inventories

•	Direct Response Advertising

During the first quarter of fiscal 2006, changes were made in the revenue recognition accounting policy related to the non-refundable up-front marketing fee revenue we receive as part of the co-branded credit card program. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this change. There were no other changes in the above critical accounting policies.

Off-Balance Sheet Liabilities and Other Contractual Obligations

Off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from the consolidated balance sheet by accounting principles generally accepted in the United States. The only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. Off-balance sheet liabilities also include inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms. All other operating leases pertain to retail and outlet stores, our Coeur d’Alene, Idaho call center and to various equipment and technology.

The following tables summarize our minimum contractual commitments and commercial obligations as of April 29, 2006 (in thousands):

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Operating leases (1)	$421,193	$31,756	$91,190	$88,306	$209,941
Inventory purchase orders	167,676	167,676	—	—	—

Total	$588,869	$199,432	$91,190	$88,306	$209,941

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Commercial Commitments
Letters of credit	$14,225	$14,225	$—	$—	$—

Total	$14,225	$14,225	$—	$—	$—

(1)	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

Subsequent to April 29, 2006, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Operating leases	$4,146	$198	$738	$754	$2,456

Total	$4,146	$198	$738	$754	$2,456

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended April 29, 2006, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 29, 2006. In performing this evaluation, management reviewed the accounting of non-refundable up-front marketing fees received from the credit card issuer upon the activation of credit cards under our co-branded credit card program. As a result of this review, management concluded that certain prior accounting practices were not appropriate under U.S. generally accepted accounting principles. Accordingly, as described in Note 2, Summary of Significant Accounting Policies, above, we determined to restate certain fiscal 2005 financial statements to correct the manner in which we recognize marketing fees received under our co-branded customer credit card program. Additionally, management determined that a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board) in our internal control over financial reporting existed as of April 29, 2006 with regard to the evaluation of the appropriate accounting treatment for these marketing fees. This material weakness was attributed to deficiencies in our controls over the selection, monitoring and review of assumptions and factors affecting accounting practices relating to the recognition of the credit card marketing fees. Because of the control deficiencies described above, our Chief Executive Officer and Chief Financial Officer each concluded that, as of April 29, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)	Changes in internal control over financial reporting.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2006 (as required by paragraph (d) of Rule 13a-15 of the Exchange Act). Based on that evaluation, management concluded that we have made no change in, nor taken any corrective actions regarding, our internal control over financial reporting during the first quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the first quarter of fiscal 2006, management has identified steps considered necessary to address the material weaknesses described above, including improving the level of the Company’s accounting expertise by increasing both internal and external resources. We intend to begin implementing these measures during the second quarter of fiscal 2006 and to test these controls during fiscal 2006 to determine if the material weakness has been remedied. While we believe that these steps will remedy the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that our internal control over financial reporting is effective as of the end of the fiscal year.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. In addition, from time to time we have received claims that our products and/or the manner in which we conduct business infringe on the intellectual property rights of third parties. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the first quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. At April 29, 2006, we operated 183 full-line retail stores. We plan to open a total of 65 full-line retail stores in fiscal 2006. We believe we have the potential to open 450 to 500 retail stores over the next four to six years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

As of the date of this report we have opened three locations of our test concept, Coldwater Creek ~ The Spa. We currently plan to test the concept in a total of six locations. There is no assurance that the test of this concept will be successful or that we will continue to develop spas. Factors that could cause us to curtail or abandon the spa concept include:

•	unexpected or increased costs or delays in the concept’s development;

•	the potential demands on management resources in developing and testing this new concept;

•	legal and regulatory constraints;

•	the inherent difficulty in forecasting consumer tastes and trends through market research, concept testing or otherwise, and the possibility that we will determine through the performance of our test sites that demand does not meet our expectations;

•	our inability to fund our spa concept or its expansion with operating cash as a result of either lower sales from our retail and direct businesses or higher than anticipated costs, or both.

If we were to abandon the spa concept, we would be required to write off any costs we have capitalized, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized.

Consumers’ concerns about privacy and security, including concerns related to the purchasing of items via the Internet as well as external or internal infrastructure system failures could negatively impact our sales or cause us to incur additional costs.

Our business is vulnerable to consumer privacy concerns, including concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If we were to have a significant security breach, or if consumer confidence in making purchases over the Internet declines generally as a result of privacy or other concerns, our sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches.

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our stock price.

We are applying significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. We recently determined that a material weakness in internal control over financial reporting existed as of January 28, 2006 with regard to the evaluation of the appropriate accounting treatment for marketing fees received under the co-branded customer credit card program, and we are currently in the process of attempting to remediate this material weakness. Moreover, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the effectiveness of internal control may vary over time. We cannot be certain that internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Document

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Omitted pursuant to Rule 12b-25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of June 2006.

COLDWATER CREEK INC.

By:	/S/ DENNIS C. PENCE
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ MELVIN DICK
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Omitted pursuant to Rule 12b-25.