Form 10-Q/A
period 2005-07-30
COLDWATER CREEK INC
filed 2006-06-21
CIK 1018005

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

YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                 an accelerated filer  ☐                 or a non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 6, 2005
Common Stock ($.01 par value)	61,085,500

EXPLANATORY NOTE:

Coldwater Creek Inc. (the “Company”) is filing this Amendment on Form 10-Q/A to amend, in its entirety, its Quarterly Report on Form 10-Q for the Fiscal Quarter ended July 30, 2005 (the Original Filing), which was filed with the Securities and Exchange Commission (the SEC) on September 8, 2005, to reflect the restatement of certain historical financial information.

After the Company filed its Annual Report on Form 10-K for the fiscal year ended January 28, 2006, the Company identified errors in its consolidated financial statements included in the filing related to the recognition of marketing fees received under its co-branded customer credit card program. Under this program, which began in the second quarter of fiscal 2005, the Company receives from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The Company’s original accounting was based on the conclusion that under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 the “marketing fee” and the ongoing “sales royalty” paid by the issuing bank based on purchases made with the card were received in exchange for multiple deliverables that should be combined and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred. The Company’s restated consolidated financial statements reflect this revised accounting under which these fees are deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships.

The impact of the restatement for the second quarter of 2005 is a decrease in net sales of approximately $1.3 million and in net income per share of approximately $0.01 as compared with previously reported results.

On December 10, 2005, a 50% stock dividend was declared by the Board of Directors. This dividend had the effect of a 3-for-2 stock split. Note 12, Subsequent Events, to the financial statements has been added to show the effect of this dividend.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on September 8, 2005, and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

Concurrent with this filing, the Company has also filed its amended Quarterly Report on Form 10-Q/A for the third quarter of fiscal 2005, and amended Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

Items in this Form 10-Q/A affected by the restatement and amended by this filing are Part I items 1, 2 and 4.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	July 30, 2005	January 29, 2005	July 31, 2004
	(restated)		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,154	$111,204	$88,620
Receivables	25,641	12,708	14,935
Inventories	74,125	63,752	57,396
Prepaid and other	8,120	6,628	6,983
Prepaid and deferred marketing costs	6,620	6,905	2,512
Deferred income taxes	1,079	1,079	—

Total current assets	208,739	202,276	170,446
Property and equipment, net	140,605	120,689	104,738
Deferred income taxes	4,833	1,233	—
Escrow and restricted cash	1,007	—	—
Other	297	388	596

Total assets	$355,481	$324,586	$275,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,784	$49,406	$40,370
Current deferred co-branded credit card revenue	482	—	—
Accrued liabilities	30,626	31,646	24,062
Income taxes payable	991	4,736	—
Deferred income taxes	—	—	115

Total current liabilities	82,883	85,788	64,547
Deferred rents	54,692	40,319	37,503
Deferred co-branded credit card revenue	816	—	—
Deferred income taxes	—	—	508
Other	196	200	—

Total liabilities	138,587	126,307	102,558

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 61,017,613, 60,652,538 and 60,059,054 shares issued, respectively	610	607	601
Additional paid-in capital	103,882	98,861	94,279
Deferred compensation on restricted stock	(1,102)	—	—
Retained earnings	113,504	98,811	78,342

Total stockholders’ equity	216,894	198,279	173,222

Total liabilities and stockholders’ equity	$355,481	$324,586	$275,780

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(restated)	(restated)	(restated)	(restated)
Statements of Operations:
Net sales	$153,270	$111,215	$308,906	$235,675
Cost of sales	86,895	64,436	169,694	134,734

Gross profit	66,375	46,779	139,212	100,941
Selling, general and administrative expenses	57,019	41,460	116,488	86,844

Income from operations	9,356	5,319	22,724	14,097
Interest, net, and other	962	221	1,720	252

Income before income taxes	10,318	5,540	24,444	14,349
Income tax provision	4,117	2,201	9,752	5,690

Net income	$6,201	$3,339	$14,692	$8,659

Net income per share - Basic	$0.10	$0.06	$0.24	$0.15

Weighted average shares outstanding - Basic	60,901	58,458	60,800	56,444
Net income per share - Diluted	$0.10	$0.06	$0.23	$0.15

Weighted average shares outstanding - Diluted	62,850	60,597	62,763	58,506

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 30, 2005	July 31, 2004
	(restated)	(restated)
OPERATING ACTIVITIES:
Net income (restated)	$14,692	$8,659
Non cash items:
Depreciation and amortization	11,801	9,213
Amortization of deferred compensation	100	—
Deferred rent amortization	(1,167)	(634)
Deferred income taxes	(3,600)	(2,182)
Tax benefit from exercises of stock options	1,994	1,800
Gain on asset disposition	(111)	(6)
Other	(4)	—
Net change in current assets and liabilities:
Receivables	(12,924)	(4,476)
Inventories	(10,373)	(4,695)
Prepaid and other	(1,507)	(1,919)
Prepaid and deferred marketing costs	285	1,707
Accounts payable	167	1,214
Accrued liabilities	(2,450)	(992)
Income taxes payable (restated)	(3,744)	(4,089)
Deferred co-branded credit card revenue (restated)	1,298	—
Deferred rents	17,477	15,656

Net cash provided by operating activities	11,934	19,256

INVESTING ACTIVITIES:
Purchase of property and equipment	(30,289)	(21,313)
Escrow and restricted cash	(1,007)	—
Repayments of executive loans	—	20

Net cash used in investing activities	(31,296)	(21,293)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,624
Net proceeds from exercises of stock options	1,312	2,279

Net cash provided by financing activities	1,312	44,903

Net (decrease) increase in cash and cash equivalents	(18,050)	42,866
Cash and cash equivalents, beginning	111,204	45,754

Cash and cash equivalents, ending	$93,154	$88,620

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year’s interim period have been reclassified to be consistent with the current fiscal year’s interim presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. Please refer to Note 12, Subsequent Events, to the financial statements which has been added to show the effect of the 50% stock dividend declared by the Board of Directors on December 10, 2005.

Additionally, the common stock outstanding, retained earnings and net income per share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Company’s Board of Directors on February 12, 2005.

Restatement of 2005 Financial Information

The Company has concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second quarter of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement is to correct the manner in which the Company recognized fees received under its co-branded customer credit card program which was introduced during the second quarter of fiscal 2005. Under this program, the Company receives from the issuing bank a non-refundable marketing fee for each new account that is opened and activated.

Previously, the Company had concluded, under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), that the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. Under this approach, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 (EITF 00-21) “Revenue Arrangements with Multiple Deliverables,” the non-refundable marketing fee and the ongoing sales royalty paid by the issuing bank based on purchases made with the card were received in exchange for multiple deliverables under its agreement with the credit card issuer and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred.

Refer to Note 12 Subsequent events for affects of the stock dividend

As a result of this restatement, the Company’s second quarter 2005 financial results are adjusted as follows (in thousands, except per share data):

Impact of restatement on select balance sheet accounts:

	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported, pre-stock dividend)		(as restated, pre-stock dividend)
Current deferred co-branded credit card revenue	$—	$482	$482
Income taxes payable	1,509	(518)	991
Deferred co-branded credit card revenue	—	816	816
Retained earnings	$114,284	$(780)	$113,504

	Three Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported, pre-stock dividend)		(as restated, pre-stock dividend)
Impact on consolidated statement of operations:
Net sales	$154,569	$(1,299)	$153,270
Cost of sales	86,895	—	86,895

Gross profit	67,674	(1,299)	66,375
Selling, general and administrative expenses	57,019	—	57,019

Income from operations	10,655	(1,299)	9,356
Interest, net and other	962	—	962

Income before income taxes	11,617	(1,299)	10,318
Income tax provision	4,635	(518)	4,117

Net income	$6,982	$(781)	$6,201

Net income per share - Basic	$0.11		$0.10
Net income per share - Diluted	$0.11		$0.10

	Six Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported, pre- stock dividend)		(as restated, pre-stock dividend)
Net sales	$310,205	$(1,299)	$308,906
Cost of sales	169,694	—	169,694

Gross profit	140,511	(1,299)	139,212
Selling, general and administrative expenses	116,488	—	116,488

Income from operations	24,023	(1,299)	22,724
Interest, net and other	1,720	—	1,720

Income before income taxes	25,743	(1,299)	24,444
Income tax provision	10,270	(518)	9,752

Net income	$15,473	$(781)	$14,692

Net income per share - Basic	$0.25		$0.24
Net income per share - Diluted	$0.25		$0.23

Note: The aggregate of certain of the above quarterly amounts and adjustments may differ due to the effects of rounding.

Restatement of 2004 financial information

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

Refer to Note 12 Subsequent events for affects of the stock dividend

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported)		(as restated)
Receivables	$8,756	$6,179	$14,935
Prepaid income taxes	2,447	(2,447)	—
Deferred rents	28,321	9,182	37,503
Non-current deferred income tax liabilities	4,146	(3,638)	508
Retained earnings	$80,154	$(1,812)	$78,342

	Three Months Ended
	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported, pre- stock dividend)		(as restated, pre-stock dividend)
Net sales	$111,215	$—	$111,215
Cost of sales	64,324	112	64,436

Gross profit	46,891	(112)	46,779
Selling, general and administrative expenses	41,460	—	41,460

Income from operations	5,431	(112)	5,319
Interest, net, and other	221	—	221

Income before provision for income taxes	5,652	(112)	5,540
Provision for income taxes	2,246	(45)	2,201

Net income	$3,406	$(67)	$3,339

Net income per share - Basic	$0.06		$0.06
Net income per share - Diluted	$0.06		$0.06

	Six Months Ended
	July 31, 2004	Adjustments	July 31, 2004
	(as previously reported, pre-stock dividend)		(as restated, pre-stock dividend)
Net sales	$235,675	$—	$235,675
Cost of sales	134,400	334	134,734

Gross profit	101,275	(334)	100,941
Selling, general and administrative expenses	86,844	—	86,844

Income from operations	14,431	(334)	14,097
Interest, net, and other	252	—	252

Income before provision for income taxes	14,683	(334)	14,349
Provision for income taxes	5,822	(132)	5,690

Net income	$8,861	$(202)	$8,659

Net income per share - Basic	$0.16		$0.15
Net income per share - Diluted	$0.15		$0.15

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

Co-Branded Credit Card Program

During the second quarter of fiscal 2005, the Company introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable marketing fee for each new account that is opened and activated. During the first quarter of fiscal 2006, management determined that an alternative accounting treatment was appropriate to recognize these fees. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship.

During the 2005 second quarter, approximately 20,500 cards were activated. The activation of these cards resulted in the receipt of $1.7 million of non-refundable marketing fees. The Company recognized a total of $0.4 million in fee revenue in consolidated net sales for the second quarter of 2005.

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

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(restated)	(restated)	(restated)	(restated)
Net Income:
As reported	$6,201	$3,339	$14,692	$8,659
Add: Stock-based compensation included in net income, net of related tax effects	60	—	60	—
Deduct: Impact of applying SFAS 123	(267)	(205)	(441)	(386)

Pro forma	$5,994	$3,134	$14,311	$8,273

Net income per share:
As reported — Basic	$0.10	$0.06	$0.24	$0.15
Pro forma — Basic	$0.10	$0.05	$0.24	$0.15
As reported — Diluted	$0.10	$0.06	$0.23	$0.15
Pro forma — Diluted	$0.10	$0.05	$0.23	$0.14

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

8. Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(restated)	(restated)	(restated)	(restated)
Net income	$6,201	$3,339	$14,692	$8,659

Shares used to determine net income per basic share (1)	60,901	58,458	60,800	56,444
Net effect of dilutive stock options and restricted stock units (1) (2)	1,949	2,139	1,963	2,062

Shares used to determine net income per diluted share (1)	62,850	60,597	62,763	58,506
Net income per share:
Basic	$0.10	$0.06	$0.24	$0.15
Diluted	$0.10	$0.06	$0.23	$0.15

(1)	The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on February 12, 2005.

(2)	The number of anti-dilutive stock options excluded from the above computations were 9,000 and 78,000 for the three months ended July 30, 2005 and July 31, 2004, respectively, and were 12,000 and 39,000 for the six months ended July 30, 2005 and July 31, 2004, respectively.

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

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(restated)	(restated)	(restated)	(restated)
Net sales (1):
Retail	$94,449	$61,266	$178,230	$117,775
Direct	58,821	49,949	130,676	117,900

Consolidated net sales	$153,270	$111,215	$308,906	$235,675

Operating contribution:
Retail	$15,901	$9,323	$31,647	$18,354
Direct	11,546	9,929	28,073	24,500

Total operating contribution	27,447	19,252	59,720	42,854
Corporate and other	(18,091)	(13,933)	(36,996)	(28,757)

Consolidated income from operations	$9,356	$5,319	$22,724	$14,097

Depreciation and amortization:
Retail	$3,927	$2,910	$7,529	$5,425
Direct	160	118	286	264
Corporate and other	1,970	1,816	3,986	3,524

Consolidated depreciation and amortization	$6,057	$4,844	$11,801	$9,213

Total assets:
Retail			$166,125	$122,300
Direct			39,217	29,717
Corporate and other assets			150,139	123,763

Consolidated total assets			$355,481	$275,780

Capital expenditures:
Retail	$11,992	$10,489	$19,800	$17,221
Direct	2,404	1,166	3,435	1,461
Corporate and other	2,852	1,882	7,054	2,631

Consolidated capital expenditures	$17,248	$13,537	$30,289	$21,313

(1)	There have been no inter-segment sales during the reported fiscal quarters.

12. Subsequent Events

On December 10, 2005, the Company’s Board of Directors declared a 50% stock dividend having the cumulative effect of a 3-for-2 stock split on its issued Common Stock. The tables below reflect the effects of this stock split on the statement of operations for the three months and six months ended in 2004 and 2005 and the select balance sheet accounts as of the fiscal year end 2004 and 2005.

	Three Months Ended		Three Months Ended
	July 30, 2005	July 30, 2005	July 31, 2004	July 31, 2004
	(restated, pre-stock dividend)	(restated, post-stock dividend)	(restated pre-stock dividend)	(restated post-stock dividend)
Statements of Operations:
Net sales	$153,270	$153,270	$111,215	$111,215
Cost of sales	86,895	86,895	64,436	64,436

Gross profit	66,375	66,375	46,779	46,779
Selling, general and administrative expenses	57,019	57,019	41,460	41,460

Income from operations	9,356	9,356	5,319	5,319
Interest, net, and other	962	962	221	221

Income before income taxes	10,318	10,318	5,540	5,540
Income tax provision	4,117	4,117	2,201	2,201

Net income	$6,201	$6,201	$3,339	$3,339

Net income per share - Basic	$0.10	$0.07	$0.06	$0.04

Weighted average shares outstanding - Basic	60,901	91,352	58,458	87,687
Net income per share - Diluted	$0.10	$0.07	$0.06	$0.04

Weighted average shares outstanding - Diluted	62,850	94,275	60,597	90,896

	Six Months Ended		Six Months Ended
	July 30, 2005	July 30, 2005	July 31, 2004	July 31, 2004
	(restated, pre-stock dividend)	(restated, post-stock dividend)	(restated pre-stock dividend)	(restated post-stock dividend)
Statements of Operations:
Net sales	$308,906	$308,906	$235,675	$235,675
Cost of sales	169,694	169,694	134,734	134,734

Gross profit	139,212	139,212	100,941	100,941
Selling, general and administrative expenses	116,488	116,488	86,844	86,844

Income from operations	22,724	22,724	14,097	14,097
Interest, net, and other	1,720	1,720	252	252

Income before income taxes	24,444	24,444	14,349	14,349
Income tax provision	9,752	9,752	5,690	5,690

Net income	$14,692	$14,692	$8,659	$8,659

Net income per share - Basic	$0.24	$0.16	$0.15	$0.10

Weighted average shares outstanding - Basic	60,800	91,200	56,444	84,666
Net income per share - Diluted	$0.23	$0.16	$0.15	$0.10

Weighted average shares outstanding - Diluted	62,763	94,145	58,506	87,759

	July 31, 2004	Adjustments	July 31, 2004
	(restated, pre-stock dividend)		(restated, post-stock dividend)
Impact of stock dividend on select balance sheet accounts:
Common stock	$601	$300	$901
Retained earnings	78,342	(300)	78,042

	July 30, 2005	Adjustments	July 30, 2005
	(restated, pre-stock dividend)		(restated, post-stock dividend)
Common stock	$610	$306	$916
Retained earnings	113,504	(306)	113,198

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q/A and in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2005. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Restatement of 2005 Financial Information

On May 22, 2006, we concluded, in consultation with our independent registered public accounting firm, that our consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement was to correct the manner in which we recognized fees received under the co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, we included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this restatement.

Restatement of 2004 Financial Information

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

In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to accept the credit card, we offer a one-time discount on merchandise purchased at the time of application. Credit card holders can earn points on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We also receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During the second quarter of fiscal 2005, approximately 20,500 cards were activated. The activation resulted in the receipt of $1.7 million of non-refundable marketing fees. The fees are deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship.

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

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and catalog and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $94.5 million in net sales, or 61.6% of total net sales in the second quarter of fiscal 2005.

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

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $58.8 million in net sales, or approximately 38.4% of our total net sales, in the fiscal 2005 second quarter. As we continue to roll out our retail stores, we expect our direct segment to continue to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

E-commerce Website

Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the fiscal 2005 second quarter, online net sales were $38.3 million and represented 25.0% of total net sales. As of July 30, 2005, we had approximately 2.5 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Our Catalogs

During the fiscal 2005 second quarter, our catalog business generated $20.5 million in net sales, or 13.4% of total net sales. We use our two core catalogs, Northcountry and Spirit, and our new Sport catalog, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

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

Results of Operations

The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and six-month periods ended July 30, 2005 compared with the same periods in the prior year (in thousands):

	Three Months Ended
	July 30, 2005	% of net sales	July 31, 2004	% of net sales	$ change	% change
	(restated)		(restated)
Net sales	$153,270	100.0%	$111,215	100.0%	$42,055	37.8%
Cost of sales	86,895	56.7%	64,436	57.9%	22,459	34.9%

Gross profit	66,375	43.3%	46,779	42.1%	19,596	41.9%
Selling, general and administrative expenses	57,019	37.2%	41,460	37.3%	15,559	37.5%

Income from operations	9,356	6.1%	5,319	4.8%	4,037	75.9%
Interest, net, and other	962	0.6%	221	0.2%	741	335.3%

Income before income taxes	10,318	6.7%	5,540	5.0%	4,778	86.2%
Income tax provision	4,117	2.7%	2,201	2.0%	1,916	87.1%

Net income	$6,201	4.0%	$3,339	3.0%	$2,862	85.7%

	Six Months Ended
	July 30, 2005	% of net sales	July 31, 2004	% of net sales	$ change	% change
	(restated)		(restated)
Net sales	$308,906	100.0%	$235,675	100.0%	$73,231	31.1%
Cost of sales	169,694	54.9%	134,734	57.2%	34,960	25.9%

Gross profit	139,212	45.1%	100,941	42.8%	38,271	37.9%
Selling, general and administrative expenses	116,488	37.7%	86,844	36.8%	29,644	34.1%

Income from operations	22,724	7.4%	14,097	6.0%	8,627	61.2%
Interest, net, and other	1,720	0.6%	252	0.1%	1,468	582.5%

Income before income taxes	24,444	7.9%	14,349	6.1%	10,095	70.4%
Income tax provision	9,752	3.2%	5,690	2.4%	4,062	71.4%

Net income	$14,692	4.8%	$8,659	3.7%	$6,033	69.7%

Comparison of the Three- and Six-Month Periods Ended July 30, 2005 with the Three- and Six-Month Periods Ended July 31, 2004:

Consolidated Results of Operations

Consolidated Net Sales. Our consolidated net sales for the fiscal 2005 second quarter and first six months increased by $42.1 million, or 37.8%, and by $73.2 million, or 31.1%, respectively.

For the fiscal 2005 second quarter, the increase in our consolidated net sales was primarily due to an increase of $30.0 million, or 55.3%, in full-line retail store net sales, and to increases of $7.1 million, or 99.7%, in Internet disposition net sales, $5.3 million, or 28.2%, in full-price Internet net sales and $3.2 million, or 45.3%, in outlet store net sales. These positive impacts were partially offset by decreases of $3.0 million, or 14.5%, in full-price catalog net sales and $0.5 million, or 15.4%, in clearance catalog net sales.

For the six-month period, the increase in our consolidated net sales was primarily due to an increase of $56.0 million, or 53.2%, in full-line retail store net sales, and to increases of $9.9 million, or 21.6%, in full-price Internet net sales, $8.6 million, or 57.0%, in Internet disposition net sales and $4.4 million, or 35.4%, in outlet store net sales. These positive impacts were partially offset by decreases of $4.2 million, or 8.1%, in full-price catalog net sales and $1.5 million, or 29.9%, in clearance catalog net sales.

Additionally, in the fiscal 2005 second quarter we introduced a co-branded credit card program. In conjunction with this program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. This marketing fee is included in our consolidated net sales and contributed $0.4 million during both the fiscal 2005 second quarter and first six months. As an incentive to activate the credit card, we offer our customers a one-time, 25% discount on merchandise purchased coincident with the activation of the card. We estimate the discount offered to be $1.1 million.

Consolidated Gross Profit Dollars and Rate. Our consolidated gross profit dollars for the fiscal 2005 second quarter and first six months increased by $19.6 million, or 41.9%, and by $38.3 million, or 37.9%, respectively. Our consolidated gross profit rate for the fiscal 2005 second quarter and first six months increased to 43.3% and to 45.1%, respectively.

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

Consolidated Provision for Income Taxes. For the fiscal 2005 second quarter and first six months our consolidated provision for income taxes increased by $1.9 million, or 87.1%, and by $4.1 million, or 71.4%, respectively. The increase in our consolidated provision for income taxes for both the fiscal 2005 second quarter and first six months was the result of higher pre-tax income.

Consolidated Effective Income Tax Rate. Our effective income tax rate was 39.9% and 39.7% in the second quarters of fiscal 2005 and 2004, respectively, and was 39.9% and 39.7% in the first six month periods of fiscal 2005 and 2004, respectively.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment (in thousands):

	Three Months Ended
	July 30, 2005	% of Total	July 31, 2004	% of Total	Change
					$	%
	(restated)		(restated)
Retail	$94,449	61.6%	$61,266	55.1%	$33,183	54.2%

Internet	38,332	25.0%	25,952	23.3%	12,380	47.7%
Catalog	20,489	13.4%	23,997	21.6%	(3,508)	(14.6)%

Direct	58,821	38.4%	49,949	44.9%	8,872	17.8%

Total	$153,270	100.0%	$111,215	100.0%	$42,055	37.8. %

	Six Months Ended
	July 30, 2005	% of Total	July 31, 2004	% of Total	Change
					$	%
	(restated)		(restated)
Retail	$178,230	57.7%	$117,775	50.0%	$60,455	51.3%

Internet	79,392	25.7%	60,889	25.8%	18,503	30.4%
Catalog	51,284	16.6%	57,011	24.2%	(5,727)	(10.0)%

Direct	130,676	42.3%	117,900	50.0%	12,776	10.8%

Total	$308,906	100.0%	$235,675	100.0%	$73,231	31.1%

Our retail segment’s net sales increased by $33.2 million, or 54.2%, and by $60.5 million, or 51.3%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. Since the end of the fiscal 2004 second quarter we have opened 47 full-line retail stores. These new stores contributed net sales of $21.3 million and $36.1 million in the fiscal 2005 second quarter and first six months, respectively. Additionally, full-line retail stores that were open during only a portion of the fiscal 2004 three- and six-month periods, but were open during the entirety of the fiscal 2005 three- and six month periods contributed incremental net sales of $2.7 million and $13.5 million, respectively. Also contributing to the increase in our retail segment’s net sales, were increases of $3.1 million, or 44.0%, and $4.3 million, or 34.7%, in our outlet store net sales for the fiscal 2005 second quarter and first six month, respectively.

Our direct segment’s net sales increased by $8.9 million, or 17.8%, and by $12.8 million, or 10.8% in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago.

Our catalog business’ net sales, which are derived from orders taken from customers over the phone or through the mail, decreased $3.5 million, or 14.6%, and decreased $5.7 million, or 10.0%, in the fiscal 2005 first quarter and first six months, respectively, from the comparable periods last year. Our catalog business’ net sales exclude net sales that we believe were driven by our catalog mailings but were made through other channels. We use our catalogs to drive sales in all our channels. Consequently, we primarily attribute the decreases in our catalog business’ net sales for both the fiscal 2005 three- and six-month periods to our customers choosing to purchase merchandise through the channel they deem most convenient. We believe our sales related to orders taken from customers over the phone and through the mail are down because customers are increasingly choosing to order via the Internet or at our expanding base of full-line retail stores.

Our Internet business’ net sales increased $12.4 million, or 47.7%, and increased $18.5 million, or 30.4%, in the fiscal 2005 first quarter and first six months, respectively, from the comparable periods last year. The growth in our Internet business net sales in both the fiscal 2005 three- and six-month periods was primarily driven by our increased ability to target customers through our expanding database of e-mail addresses. Our database of e-mail addresses increased 25.0% in the fiscal 2005 second quarter from the same period last year.

Operating Contribution. The following tables summarize our operating contribution by segment (in thousands):

	Three Months Ended
	July 30, 2005%			July 31, 2004%			Change
							$	%
	(restated)			(restated)
Retail	$15,901	16.8	%(1)	$9,323	15.2	%(1)	$6,578	70.6%
Direct	11,546	19.6	%(2)	9,929	19.9	%(2)	1,617	16.3%
Corporate and other	(18,091)	(11.8	)%(3)	(13,933)	(12.5	)%(3)	(4,158)	(29.8)%

Consolidated income from operations	$9,356	6.1	%(3)	$5,319	4.8	%(3)	$4,037	75.9%

	Six Months Ended
	July 30, 2005%			July 31, 2004%			Change
							$	%
	(restated)			(restated)
Retail	$31,647	17.8	%(1)	$18,354	15.6	%(1)	$13,293	72.4%
Direct	28,073	21.5	%(2)	24,500	20.8	%(2)	3,573	14.6%
Corporate and other	(36,996)	(12.0	)%(3)	(28,757)	(12.2	)%(3)	(8,239)	(28.6)%

Consolidated income from operations	$22,724	7.4	%(3)	$14,097	6.0	%(3)	$8,627	61.2%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales

(3)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Our retail segment’s operating contribution increased by $6.6 million, or 70.6%, and by $13.3 million, or 72.4%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. We primarily attribute these increases to the 47 retail stores opened since the end of the fiscal 2004 second quarter and, to a lesser extent, to increased merchandise margins on our full-price retail sales and to improved net sales at our retail stores, which has allowed us to improve the leveraging of retail store occupancy costs. Merchandise margins on full-price sales from our retail segment improved by 2.3 percentage points and by 2.0 percentage points during the fiscal 2005 second quarter and first six months, respectively, from same periods last year. Additionally, we experienced improvements of 1.0 percentage points in the leveraging of our full-line retail store occupancy costs during both the fiscal 2005 second quarter and first six months from the comparable periods last year.

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

Our direct segment’s operating contribution increased by $1.6 million, or 16.3%, and by $3.6 million, or 14.6%, in the fiscal 2005 second quarter and first six months, respectively, from the same periods a year ago. These increases were primarily due to increased direct segment net sales and, to a lesser extent, to improvements in merchandise margins on full-price sales from our catalog and e-commerce businesses of approximately 1.3 percentage points and 3.6 percentage points in the fiscal 2005 second quarter and first six months, respectively, from the same period last year.

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

As a result of the foregoing, we had $125.9 million in consolidated working capital at July 30, 2005 compared with $105.9 million at July 31, 2004. Our consolidated current ratio was 2.5 at July 30, 2005 compared with 2.6 at July 31, 2004. We had no outstanding short-term or long-term bank debt at July 30, 2005, or July 31, 2004.

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

•	Revenue Recognition and Sales Return Estimates

•	InventoryValuation, Including Obsolesence Reserve

•	Catalog Cost Amortization

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

Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 30, 2005. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of July 30, 2005. In connection with the restatement of our financial statements as described above in Note 2, Restatement of 2005 Financial Information, management reevaluated our disclosure controls and procedures and our internal control over financial reporting for the periods impacted by the restatement. As a result of this reevaluation, management identified a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board) in our internal controls which existed as of July 30, 2005 relating to the recognition of revenue under our co-branded credit card program. Specifically, we determined that we lacked technical expertise to evaluate revenue arrangements containing multiple deliverables and effectively identify and analyze the terms of such arrangements to ensure that our financial reporting complied with generally accepted accounting principles. Because of the material weakness, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 30, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

The 2005 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 11, 2005. At such meeting, the following proposals were voted upon and approved:

1.	Proposal No. 1: To elect two Class I directors to the Company’s Board of Directors.

	For	Withhold
Curt Hecker	57,122,141	1,607,395
Georgia Shonk-Simmons	41,780,840	16,948,696

2.	Proposal No. 2: To consider and vote upon a proposal to approve an amendment and restatement of the Company’s 1996 Stock Option/Stock Issuance Plan.

For	Against	Abstain	Broker non-votes
51,555,603	3,025,384	32,201	4,116,348

3.	Proposal No. 3: To consider and vote upon a proposal to approve the material terms of the performance criteria for executive compensation.

For	Against	Abstain	Broker non-votes
41,212,532	1,277,885	12,122,771	4,116,348

4.	Proposal No. 4: To consider and vote upon a proposal to ratify the selection of KPMG LLP as independent registered public accountants for the Company for the fiscal year ending January 28, 2006.

For	Against	Abstain	Broker non-votes
58,700,518	19,529	9,489	—

Item 5.	Other Information

None

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description of Document
21.1*	List of Significant Subsidiaries at July 30, 2005

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Quarterly Report on Form 10-Q filed with the Secruities and Exchange Commission on September 8, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 20th day of June 2006.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Melvin Dick
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)