Form 10-Q/A
period 2005-10-29
COLDWATER CREEK INC
filed 2006-06-21
CIK 1018005

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

EXPLANATORY NOTE:

Coldwater Creek Inc. (the “Company”) is filing this Amendment on Form 10-Q/A to amend, in its entirety, its Quarterly Report on Form 10-Q for the Fiscal Quarter ended October 29, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2005, to reflect the restatement of certain historical financial information.

After the Company filed its Annual Report on Form 10-K for the fiscal year ended January 28, 2006, the Company identified errors in its consolidated financial statements included in the filing related to the recognition of marketing fees received under its co-branded customer credit card program. Under this program, which began in the second quarter of fiscal 2005, the Company receives from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The Company’s original accounting was based on the conclusion that under the guidance provided by SEC Staff Accounting Bulletin No. 104 (“SAB 104”), the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 the marketing fee and the ongoing “sales royalty” paid by the issuing bank based on purchases made with the card were received in exchange for multiple deliverables that should be combined and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred. The Company’s restated consolidated financial statements reflect this revised accounting under which these fees are deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships.

The impact of the restatement for the third quarter of 2005 is a decrease in net sales of approximately $3.3 million and in net income per share of approximately $0.03 as compared with previously reported results.

On December 10, 2005, a 50% stock dividend was declared by the Board of Directors. This dividend had the effect of a 3-for-2 stock split. Note 12, Subsequent Events, to the financial statements has been added to show the effect of this dividend.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on December 8, 2005, and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the original Form 10-Q.

Concurrent with this filing, the Company has also filed its amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2005, and amended Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

Items in this Form 10-Q/A affected by the restatement and amended by this filing are Part I items 1, 2 and 4.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	October 29, 2005	January 29, 2005	October 30, 2004
	(restated)		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,677	$111,204	$113,128
Receivables	32,089	12,708	19,165
Inventories	113,019	63,752	91,151
Prepaid and other	8,057	6,628	6,547
Prepaid and deferred marketing costs	18,333	6,905	9,583
Deferred income taxes	434	1,079	—

Total current assets	276,609	202,276	239,574
Property and equipment, net	162,336	120,689	116,667
Deferred income taxes	2,788	1,233	—
Escrow and restricted cash	1,012	—	—
Other	306	388	425

Total assets	$443,051	$324,586	$356,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,329	$49,406	$94,934
Current deferred co-branded credit card revenue	1,683	—	—
Accrued liabilities	35,889	31,646	30,979
Income taxes payable	1,921	4,736	2,365
Deferred income taxes	—	—	115

Total current liabilities	150,822	85,788	128,393
Deferred rents	59,862	40,319	39,929
Deferred co-branded credit card revenue	2,896	—	—
Deferred income taxes	—	—	2,043
Other	195	200	200

Total liabilities	213,775	126,307	170,565

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 61,160,755, 60,652,538 and 60,548,985 shares issued, respectively	612	607	605
Additional paid-in capital	105,773	98,861	98,086
Deferred compensation on restricted stock	(1,074)	—	—
Retained earnings	123,965	98,811	87,410

Total stockholders’ equity	229,276	198,279	186,101

Total liabilities and stockholders’ equity	$443,051	$324,586	$356,666

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(restated)	(restated)	(restated)	(restated)
Net sales	$186,835	$150,504	$495,741	$386,179
Cost of sales	99,325	81,942	269,019	216,676

Gross profit	87,510	68,562	226,722	169,503
Selling, general and administrative expenses	71,117	53,403	187,605	140,248

Income from operations	16,393	15,159	39,117	29,255
Interest, net, and other	1,015	(168)	2,735	84

Income before income taxes	17,408	14,991	41,852	29,339
Income tax provision	6,946	5,921	16,698	11,610

Net income	$10,462	$9,070	$25,154	$17,729

Net income per share - Basic	$0.17	$0.15	$0.41	$0.31

Weighted average shares outstanding - Basic	61,104	60,330	60,902	57,743
Net income per share - Diluted	$0.17	$0.15	$0.40	$0.30

Weighted average shares outstanding - Diluted	63,007	62,290	62,845	59,771

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 29, 2005	October 30, 2004
	(restated)	(restated)
OPERATING ACTIVITIES:
Net income (restated)	$25,154	$17,729
Non cash items:
Depreciation and amortization	18,411	14,432
Amortization of deferred compensation	252	—
Deferred rent amortization	(1,494)	(772)
Deferred income taxes	(910)	(647)
Tax benefit from exercises of stock options	3,224	3,558
(Gain) loss on asset disposition	(112)	128
Other	19	200
Net change in current assets and liabilities:
Receivables	(19,381)	(8,482)
Inventories	(49,267)	(38,450)
Prepaid and other	(1,493)	(1,578)
Prepaid and deferred marketing costs	(11,428)	(5,364)
Accounts payable	60,393	54,923
Accrued liabilities	2,248	5,400
Income taxes payable (restated)	(2,815)	(1,724)
Deferred co-branded credit card revenue (restated)	4,579	—
Deferred rents	23,539	19,049

Net cash provided by operating activities	50,919	58,402

INVESTING ACTIVITIES:
Purchase of property and equipment	(58,270)	(37,648)
Escrows and restricted cash	(1,012)	—
Repayments of executive loans	—	191

Net cash used in investing activities	(59,282)	(37,457)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,616
Net proceeds from exercises of stock options	1,836	3,813

Net cash provided by financing activities	1,836	46,429

Net (decrease) increase in cash and cash equivalents	(6,527)	67,374
Cash and cash equivalents, beginning	111,204	45,754

Cash and cash equivalents, ending	$104,677	$113,128

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

Restatement of 2005 Financial Information

The Company has concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the third quarter of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement is to correct the manner in which the Company recognized fees received under its co-branded customer credit card program which was introduced during the second quarter of fiscal 2005. Under this program, the Company receives from the issuing bank a non-refundable marketing fee for each new account that is opened and activated.

Previously, the Company had concluded, under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), that the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. Under this approach, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 (EITF 00-21) “Revenue Arrangements with Multiple Deliverables,” the non-refundable marketing fee and the ongoing sales royalty paid by the issuing bank based on purchases made with the card were was received in exchange for multiple deliverables under its agreement with the credit card issuer and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred.

Refer to Note 12 Subsequent events for affects of the stock dividend

As a result of this restatement, the Company’s third quarter 2005 financial results are adjusted as follows (in thousands, except per share data):

Third Quarter Ended October 29, 2005

Impact of restatement on select balance sheet accounts:

	October 29, 2005	Adjustments	October 29, 2005
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Current deferred co-branded credit card revenue	$—	$1,683	$1,683
Income taxes payable	3,748	(1,827)	1,921
Deferred co-branded credit card revenue	—	2,896	2,896
Retained earnings	$126,717	$(2,752)	$123,965

Impact on consolidated statement of operations:

	Three Months Ended
	October 29, 2005	Adjustments	October 29, 2005
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Net sales	$190,115	$(3,280)	$186,835
Cost of sales	99,325	—	99,325

Gross profit	90,790	(3,280)	87,510
Selling, general and administrative expenses	71,117	—	71,117

Income from operations	19,673	(3,280)	16,393
Interest, net and other	1,015	—	1,015

Income before income taxes	20,688	(3,280)	17,408
Income tax provision	8,255	(1,309)	6,946

Net income	$12,433	$(1,971)	$10,462

Net income per share - Basic	$0.20		$0.17
Net income per share - Diluted	$0.20		$0.17

	Nine Months Ended
	October 29, 2005	Adjustments	October 29, 2005
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Net sales	$500,320	$(4,579)	$495,741
Cost of sales	269,019	—	269,019

Gross profit	231,301	(4,579)	226,722
Selling, general and administrative expenses	187,605	—	187,605

Income from operations	43,696	(4,579)	39,117
Interest, net and other	2,735	—	2,735

Income before income taxes	46,431	(4,579)	41,852
Income tax provision	18,525	(1,827)	16,698

Net income	$27,906	$(2,752)	$25,154

Net income per share - Basic	$0.46		$0.41
Net income per share - Diluted	$0.44		$0.40

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

Refer to Note 12 Subsequent events for affects of the stock dividend

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	October 30, 2004	Adjustments	October 30, 2004
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Receivables	$17,439	$1,726	$19,165
Income taxes payable	2,079	286	2,365
Deferred rents	34,622	5,307	39,929
Non-current deferred income tax liabilities	3,747	(1,704)	2,043
Retained earnings	89,573	(2,163)	87,410

	Three Months Ended
	October 30, 2004	Adjustments	October 30, 2004
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Net sales	$150,504	$—	$150,504
Cost of sales	81,365	577	81,942

Gross profit	69,139	(577)	68,562
Selling, general and administrative expenses	53,403	—	53,403

Income from operations	15,736	(577)	15,159
Interest, net, and other	(168)	—	(168)

Income before provision for income taxes	15,568	(577)	14,991
Provision for income taxes	6,149	(228)	5,921

Net income	$9,419	$(349)	$9,070

Net income per share - Basic	$0.16		$0.15
Net income per share - Diluted	$0.15		$0.15

	Nine Months Ended
	October 30, 2004	Adjustments	October 30, 2004
	(as previously Reported, pre-stock dividend)		(as restated, pre-stock dividend)
Net sales	$386,179	$—	$386,179
Cost of sales	215,765	911	216,676

Gross profit	170,414	(911)	169,503
Selling, general and administrative expenses	140,248	—	140,248

Income from operations	30,166	(911)	29,255
Interest, net, and other	84	—	84

Income before provision for income taxes	30,250	(911)	29,339
Provision for income taxes	11,971	(361)	11,610

Net income	$18,279	$(550)	$17,729

Net income per share - Basic	$0.32		$0.31
Net income per share - Diluted	$0.31		$0.30

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

During the 2005 third quarter, approximately 60,800 cards were activated. The activation of these cards resulted in the receipt of $4.5 million of non-refundable marketing fees. The Company recognized a total of $1.3 million in fee revenue in consolidated net sales for the third quarter of 2005. During the first nine months of fiscal 2005, approximately 81,300 cards were activated. The activation of these cards resulted in the receipt of $6.2 million of non-refundable marketing fees. The Company recognized a total of $1.7 million in fee revenue in consolidated net sales for the nine months of fiscal 2005.

The Company offers its credit card holders a reward program whereby points are earned on purchases made with the co-branded credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. The Company accrues for the cost of merchandise related to the coupon as the points are earned. In the third quarter of fiscal 2005, the expenses associated with the accumulation of points and issuance of the coupon were immaterial.

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

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(restated)	(restated)	(restated)	(restated)
Net Income:
As reported	$10,462	$9,070	$25,154	$17,729
Add: Stock-based compensation included in net income, net of related tax effects	91	—	152	—
Deduct: Impact of applying SFAS 123	(311)	(213)	(758)	(567)

Pro forma	$10,242	$8,857	$24,548	$17,162

Net income per share:
As reported — Basic	$0.17	$0.15	$0.41	$0.31
Pro forma — Basic	$0.17	$0.15	$0.40	$0.30
As reported — Diluted	$0.17	$0.15	$0.40	$0.30
Pro forma — Diluted	$0.16	$0.14	$0.39	$0.29

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

The total compensation and dates to be paid as of October 29, 2005, are summarized as follows (in thousands):

Description	Amount	Dates to be paid (1)
Section 16 officers:
Melvin Dick	$225	April 2006
Gerard El Chaar	150	April 2006
Dan Moen	225	May 2007
Duane Huesers	150	February 2007

	$750

Twenty-six other employees	$3,925	Apr. 2006 - Apr. 2009

Authorized subsequent to October 29, 2005:
Six other employees	$750	November 2008

(1)	The amounts will be paid contingent upon the employee and the Company achieving the performance criteria specified in the agreements.

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

9. Net Income Per Share

The following is a reconciliation of net income and the number of shares of Common Stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(restated)	(restated)	(restated)	(restated)
Net income	$10,462	$9,070	$25,154	$17,729

Shares used to determine net income per basic share (1)	61,104	60,330	60,902	57,743
Net effect of dilutive stock options and restricted stock units (1) (2)	1,903	1,960	1,943	2,028

Shares used to determine net income per diluted share (1)	63,007	62,290	62,845	59,771
Net income per share:
Basic	$0.17	$0.15	$0.41	$0.31
Diluted	$0.17	$0.15	$0.40	$0.30

(1)	The shares of Common Stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on February 12, 2005.

(2)	The number of anti-dilutive stock options excluded from the above computations were 16,000 and 0 for the three months ended October 29, 2005 and October 30, 2004, respectively, and were 21,000 and 82,000 for the nine months ended October 29, 2005 and October 30, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(restated)	(restated)	(restated)	(restated)
Net sales (1):
Retail	$113,178	$80,114	$291,408	$197,889
Direct	73,657	70,390	204,333	188,290

Consolidated net sales	$186,835	$150,504	$495,741	$386,179

Operating contribution:
Retail	$20,330	$16,735	$51,977	$35,089
Direct	18,117	14,847	46,190	39,347

Total operating contribution	38,447	31,582	98,167	74,436
Corporate and other	(22,054)	(16,423)	(59,050)	(45,181)

Consolidated income from operations	$16,393	$15,159	$39,117	$29,255

Depreciation and amortization:
Retail	$4,297	$3,184	$11,827	$8,609
Direct	232	70	518	293
Corporate and other	2,080	1,965	6,066	5,530

Consolidated depreciation and amortization	$6,609	$5,219	$18,411	$14,432

Total assets:
Retail			$203,381	$145,256
Direct			56,824	54,036
Corporate and other assets			182,846	157,374

Consolidated total assets			$443,051	$356,666

Capital expenditures:
Retail	$20,728	$12,829	$40,550	$30,050
Direct	120	824	1,674	2,146
Corporate and other	7,133	2,682	16,046	5,452

Consolidated capital expenditures	$27,981	$16,335	$58,270	$37,648

(1)	There have been no inter-segment sales during the reported fiscal quarters or first nine month-periods.

12. Subsequent Events

On December 10, 2005,, the Company’s Board of Directors declared a 50% stock dividend having the cumulative effect of a 3-for-2 stock split on its issued Common Stock. The tables below reflect the effects of this stock split on the statement of operations for the three months and nine months ended in 2004 and 2005 and the select balance sheet accounts as of the fiscal year end 2004 and 2005.

	Three Months Ended		Three Months Ended
	October 29, 2005	October 29, 2005	October 30, 2004	October 30, 2004
	(restated, pre-stock dividend)	(restated, post-stock dividend)	(restated pre-stock dividend)	(restated post-stock dividend)
Statements of Operations:
Net sales	$186,835	$186,835	$150,504	$150,504
Cost of sales	99,325	99,325	81,942	81,942

Gross profit	87,510	87,510	68,562	68,562
Selling, general and administrative expenses	71,117	71,117	53,403	53,403

Income from operations	16,393	16,393	15,159	15,159
Interest, net, and other	1,015	1,015	(168)	(168)

Income before income taxes	17,408	17,408	14,991	14,991
Income tax provision	6,946	6,946	5,921	5,921

Net income	$10,462	$10,462	$9,070	$9,070

Net income per share - Basic	$0.17	$0.11	$0.15	$0.10

Weighted average shares outstanding - Basic	61,104	91,656	60,330	90,495
Net income per share - Diluted	$0.17	$0.11	$0.15	$0.10

Weighted average shares outstanding - Diluted	63,007	94,511	62,290	93,435

	Nine Months Ended		Nine Months Ended
	October 29, 2005	October 29, 2005	October 30, 2004	October 30, 2004
	(restated, pre-stock dividend)	(restated, post-stock dividend)	(restated pre-stock dividend)	(restated post-stock dividend)
Statements of Operations:
Net sales	$495,741	$495,741	$386,179	$386,179
Cost of sales	269,019	269,019	216,676	216,676

Gross profit	226,722	226,722	169,503	169,503
Selling, general and administrative expenses	187,605	187,605	140,248	140,248

Income from operations	39,117	39,117	29,255	29,255
Interest, net, and other	2,735	2,735	84	84

Income before income taxes	41,852	41,852	29,339	29,339
Income tax provision	16,698	16,698	11,610	11,610

Net income	$25,154	$25,154	$17,729	$17,729

Net income per share - Basic	$0.41	$0.28	$0.31	$0.20

Weighted average shares outstanding - Basic	60,902	91,353	57,743	86,615
Net income per share - Diluted	$0.40	$0.27	$0.30	$0.20

Weighted average shares outstanding - Diluted	62,845	94,268	59,771	89,657

Impact of stock dividend on select balance sheet accounts:

	October 30, 2004	Adjustments	October 30, 2004
	(restated, pre-stock dividend)		(restated, post-stock dividend)
Common stock	$605	$303	$908
Retained earnings	87,410	(303)	87,107

	October 29, 2005	Adjustments	October 29, 2005
	(restated, pre-stock dividend)		(restated, post-stock dividend)
Common stock	$612	$306	$918
Retained earnings	123,965	(306)	123,659

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of 2005 Financial Information

On May 22, 2006, we concluded, in consultation with our independent registered public accounting firm, that our consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement was to correct the manner in which we recognized fees received under the co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, we included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this restatement

Restatement of 2004 Financial Information

We have restated our consolidated balance sheet at October 30, 2004, our consolidated statements of operations for the three- and nine-months ended October 30, 2004 and our consolidated statement of cash flows for the nine-month period ended October 30, 2004. The restatement also affected the other quarterly periods of fiscal 2004, the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations and cash flow for the fiscal year then ended as well as periods prior to fiscal 2004. The restatement corrected an error relating to our recognition of rent expenses under Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Prior to the correction, we followed a practice of recognizing the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date. Subsequent to the correction, we began recording rent expense when we have the right to take possession of a store. For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements included in this report and contained in our Annual Report on Form 10-K for fiscal 2004.

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

Co-branded Credit Card Program

In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to accept the credit card, we offer a one-time discount on merchandise purchased at the time of application. Credit card holders can earn points on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We also receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During the fiscal 2005 third quarter, approximately 60,800 cards were activated. The activation resulted in the receipt of $4.5 million of non-refundable marketing fees. The fees are deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship

National Advertising Campaign

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

Third Quarter Overview

Increases in consolidated net sales of 24.1% and consolidated net income of 15.4% for the third quarter were primarily the result of an increase of 56 retail stores compared with the prior year and strong customer response to our fall merchandise. Better than anticipated sales activity in August and October acted to offset the negative impact of Hurricane Katrina and related macroeconomic events during the first three weeks of September. Also during the third quarter, approximately 60,800 new accounts were activated under our co-branded credit card program, resulting in marketing fee revenue of $1.3 million. Again this past quarter Internet growth offset the decline in catalog sales, resulting in an overall increase in direct segment net sales of 4.6% for the period. Consolidated results for the quarter also reflect a 129-basis-point improvement in the gross profit rate as compared with the third quarter of 2004 due to improved merchandise margins and leveraging of our full-line retail store occupancy costs.

Selling, general and administrative expenses increased as a percentage of net sales during the period primarily due to increased personnel costs associated with our retail expansion and, to a lesser extent, increased national magazine advertising, as we expanded our advertising program in major women’s magazines for the holiday season.

Retail Segment Operations

Our retail segment includes our full-line retail, resort and outlet stores and phone and Internet sales that originate in our retail stores. Our retail channel is our fastest growing sales channel and generated $113.2 million in net sales, or 60.6% of total net sales in the third quarter of fiscal 2005.

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

Direct Segment Operations

Our direct segment includes our catalog and e-commerce businesses. Our direct channel generated $73.6 million in net sales, or approximately 39.4% of our total net sales, in the fiscal 2005 third quarter. As we continue to roll out our retail stores, we expect our direct segment to continue to decrease as a percentage of total net sales over time. However, we expect our direct segment to continue to be a core component of our operations and brand identity, contributing sales and earnings and serving as an important vehicle to promote each of our channels and provide cash flow to support our retail store expansion.

E-commerce Website

Our full-scale e-commerce website, www.coldwatercreek.com, offers a convenient, user-friendly and secure online shopping option for our customers. The website features our entire full-price merchandise offering found in our catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

In the fiscal 2005 third quarter, online net sales were $46.2 million and represented 24.7% of total net sales. As of October 29, 2005, we had approximately 2.6 million opt-in e-mail addresses to which we regularly send customized e-mails to drive sales through our website and our other channels. We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Print Media Advertising

During the fiscal 2005 third quarter, our catalog business generated $27.4 million in net sales, or 14.7% of total net sales. We use our three core catalogs, Northcountry, Spirit and our new Coldwater Creek catalog, to feature our entire line of full-price merchandise with different assortments for each title to target separate sub-groups of our core demographic. Additionally, each year we assemble selected merchandise from the most popular items in our primary merchandise lines and feature them in a festive Gifts-to-Go holiday catalog and on our website.

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

Results of Operations

The following tables set forth certain information regarding the components of our consolidated statements of operations for the three- and nine-month periods ended October 29, 2005 compared with the same periods in the prior year. They are provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 29, 2005	% of net sales	October 30, 2004	% of net sales	$ change	% change
	(restated)		(restated)
Net sales	$186,835	100.0%	$150,504	100.0%	$36,331	24.1%
Cost of sales	99,325	53.1%	81,942	54.4%	17,383	21.2%

Gross profit	87,510	46.9%	68,562	45.6%	18,948	27.6%
Selling, general and administrative expenses	71,117	38.1%	53,403	35.5%	17,714	33.2%

Income from operations	16,393	8.8%	15,159	10.1%	1,234	8.1%
Interest, net, and other	1,015	0.5%	(168)	(0.1)%	1,183	(704.2)%

Income before income taxes	17,408	9.3%	14,991	10.0%	2,417	16.1%
Income tax provision	6,946	3.7%	5,921	3.9%	1,025	17.3%

Net income	$10,462	5.6%	$9,070	6.0%	$1,392	15.4%

Consolidated effective income tax rate	39.9%		39.5%

	Nine Months Ended
	October 29, 2005	% of net sales	October 30, 2004	% of net sales	$ change	% change
	(restated)		(restated)
Net sales	$495,741	100.0%	$386,179	100.0%	$109,562	28.4%
Cost of sales	269,019	54.3%	216,676	56.1%	52,343	24.2%

Gross profit	226,722	45.7%	169,503	43.9%	57,219	33.8%
Selling, general and administrative expenses	187,605	37.8%	140,248	36.3%	47,357	33.8%

Income from operations	39,117	7.9%	29,255	7.6%	9,862	33.7%
Interest, net, and other	2,735	0.5%	84	0.0%	2,651	3156.0%

Income before income taxes	41,852	8.4%	29,339	7.6%	12,513	42.7%
Income tax provision	16,698	3.4%	11,610	3.0%	5,088	43.8%

Net income	$25,154	5.0%	$17,729	4.6%	$7,425	41.9%

Consolidated effective income tax rate	39.9%		39.6%

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

Additionally, in the fiscal 2005 second quarter we introduced a co-branded credit card program. In conjunction with this program, we receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. This marketing fee is included in our consolidated net sales and contributed $1.3 million and $1.7 million during the three- and nine-month periods ended October 29, 2005, respectively. As an incentive to apply for the credit card, we offer our customers a one-time, 25% discount on merchandise purchased at the time they apply for a card. We estimate that this discount partially offset the marketing fee by approximately $0.8 million and $1.3 million in the three- and nine-month periods, respectively.

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

Operating Segment Results

Net Sales. The following tables summarize our net sales by segment. They are provided to assist in assessing differences in our net sales by segment (in thousands):

	Three Months Ended
	October 29, 2005	% of Total	October 30, 2004	% of Total	Change
					$	%
	(restated)
Retail	$113,178	60.6%	$80,114	53.2%	$33,064	41.3%

Internet	46,229	24.7%	39,022	25.9%	7,207	18.5%
Catalog	27,428	14.7%	31,368	20.8%	(3,940)	(12.6)%

Direct	73,657	39.4%	70,390	46.8%	3,267	4.6%

Total	$186,835	100.0%	$150,504	100.0%	$36,331	24.1%

	Nine Months Ended
	October 29, 2005	% of Total	October 30, 2004	% of Total	Change
					$	%
	(restated)
Retail	$291,408	58.8%	$197,889	51.2%	$93,519	47.3%

Internet	125,620	25.3%	99,911	25.9%	25,709	25.7%
Catalog	78,713	15.9%	88,379	22.9%	(9,666)	(10.9)%

Direct	204,333	41.2%	188,290	48.8%	16,043	8.5%

Total	$495,741	100.0%	$386,179	100.0%	$109,562	28.4%

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

Additionally, the non-refundable, non-recurring marketing fee for each new account opened and activated under our new co-branded credit card program contributed $0.8 million and $1.0 million to our retail segment’s net sales during both the fiscal 2005 third quarter and first nine months, respectively.

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

Our catalog business’ net sales are derived from orders taken from customers over the phone or through the mail. Our catalogs are used as a brand marketing vehicle to drive sales in all of our channels. We encourage our customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, we primarily attribute the decreases in our catalog business’ net sales for both the fiscal 2005 three- and nine-month periods to our customers choosing to purchase merchandise through other channels. Partially offsetting these decreases were catalog net sales derived from both our expanded national magazine advertising and the introduction of our Coldwater Creek catalog. Additionally, our co-branded credit card program contributed marketing fee revenues of $0.2 million and $0.2 million to our catalog business net sales during the three- and nine-month periods of fiscal 2005, respectively.

Operating Contribution. The following tables summarize our operating contribution by segment. They are provided to assist in assessing differences in our operating contribution by segment (in thousands):

	Three Months Ended
	October 29, 2005%			October 30, 2004%			Change
							$	%
	(restated)			(restated)
Retail	$20,330	18.0	%(1)	$16,735	20.9	%(1)	$3,595	21.5%
Direct	18,117	24.6	%(2)	14,847	21.1	%(2)	3,270	22.0%
Corporate and other	(22,054)	(11.8	)%(3)	(16,423)	(10.9	)%(3)	(5,631)	34.3%

Consolidated income from operations	$16,393	8.8	%(3)	$15,159	10.1	%(3)	$1,234	8.1%

	Nine Months Ended
	October 29,			October 30,			Change
	2005	%		2004	%		$	%
	(restated)			(restated)
Retail	$51,977	17.8	%(1)	$35,089	17.7	%(1)	$16,888	48.1%
Direct	46,190	22.6	%(2)	39,347	20.9	%(2)	6,843	17.4%
Corporate and other	(59,050)	(11.9	)%(3)	(45,181)	(11.7	)%(3)	(13,869)	30.7%

Consolidated income from operations	$39,117	7.9	%(3)	$29,255	7.6	%(3)	$9,862	33.7%

(1)	Retail segment operating contribution expressed as a percentage of retail segment net sales.

(2)	Direct segment operating contribution expressed as a percentage of direct segment net sales.

(3)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

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

As a result of the foregoing, we had $125.8 million in consolidated working capital at October 29, 2005 compared with $111.2 million at October 30, 2004. Our consolidated current ratio was 1.83 at October 29, 2005 compared with 1.87 at October 30, 2004. We had no outstanding short-term or long-term bank debt at October 29, 2005 or October 30, 2004.

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

(a) Evaluation of disclosure controls and procedures:

Under the direction of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 29, 2005. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of October 29, 2005. In connection with the restatement of our financial statements as described above in Note 2, Restatement of 2005 Financial Information, management reevaluated our disclosure controls and procedures and our internal control over financial reporting for the periods impacted by the restatement. As a result of this reevaluation, management identified a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board) in our internal controls which existed as of October 29, 2005 relating to the recognition of revenue under our co-branded credit card program. Specifically, we determined that we lacked technical expertise to evaluate revenue arrangements containing multiple deliverables and effectively identify and analyze the terms of such arrangements to ensure that our financial reporting complied with generally accepted accounting principles. Because of the material weakness, our Chief Executive Officer and Chief Financial Officer each concluded that, as of October 29, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

Exhibit Number	Description of Document
10.1*	Amendment No. 1 to the Coldwater Creek Inc. Supplemental Executive Retirement Plan effective November 1, 2005

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive compensation plan or arrangement: previously filed on December 8, 2005 with the Quarterly Report on form 10-Q.

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