Form 10-K/A
period 2006-01-28
COLDWATER CREEK INC
filed 2006-06-21
CIK 1018005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K/A noted:

Part III incorporates by reference information from the definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

EXPLANATORY NOTE:

As described in Note 2 to the Consolidated Financial Statements, Restatement of Prior Financial Information, under Part II, Item 8 of this Form 10-K/A. Coldwater Creek Inc. (the “Company”) has restated its previously filed consolidated financial statements as of and for the fiscal year ended January 28, 2006, which were included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The Form 10-K was filed with the Securities and Exchange Commission on April 13, 2006.

After the Company filed the Form 10-K, the Company identified errors in its consolidated financial statements included in the filing related to the recognition of marketing fees received under its co-branded customer credit card program. Under this program, which began in the second quarter of fiscal 2005, the Company receives from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The Company’s original accounting was based on the conclusion that under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 the “marketing fee” and the ongoing “sales royalty” paid by the issuing bank for purchases made using the card were received in exchange for multiple deliverables that should be combined and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred. The Company’s restated consolidated financial statements reflect this revised accounting under which these fees are deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships.

The impact of the restatement for fiscal 2005 is a decrease in net sales of approximately $8.5 million and in net income per share of approximately $0.06 compared with the previously reported results.

The error described above also impacted our results for the quarters ended July 30, 2005, October 29, 2005 and January 28, 2006. As a result, we have restated the unaudited selected quarterly financial data included in Note 21 to the Consolidated Financial Statements included in this Form 10-K/A as appropriate.

Management has determined that a material weakness in the Company’s internal accounting control over financial reporting contributed to the restatement referred to above and existed as of January 28, 2006. Management has identified steps considered necessary to address this material weakness, including improving the level of the Company’s accounting expertise by increasing both internal and external resources. The Company intends to begin implementing these measures during the second quarter of fiscal 2006 and to test these controls during fiscal 2006 to determine if the material weakness has been remediated. While the Company believes that these steps will remedy the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that the Company’s internal control over financial reporting is effective as of the end of the 2006 fiscal year. The Company has updated its disclosures in the Item 9A report included in this Form 10-K/A to address this restatement and the determination that a material weakness existed as of the end of the fiscal year.

Items in the Form 10-K/A affected by the restatement and amended by this filing are:

Item 9A	Controls and Procedures

Part IV:

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 23

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on April 13, 2006, and this Form 10-K/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. Concurrent with this filing, the Company has also filed amended quarterly reports on Form 10-Q/A for the quarters ended July 30, 2005, October 29, 2005, and April 29, 2006. Because the co-branded credit card program was introduced during the second quarter of fiscal 2005, the financial statements for the first quarter of fiscal 2005 were not impacted.

Coldwater Creek Inc.

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

PART I

Item 1. BUSINESS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Annual Report on Form 10-K/A. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We maintain an Internet web site at http://www.coldwatercreek.com. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, through our website our annual report on Form 10-K/A, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $779.7 million in net sales in fiscal 2005. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with average household income in excess of $75,000.

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

Distribution

To effectively support the retail expansion strategy we must have adequate warehouse and distribution capacity. We estimate that our 610,000-square-foot distribution center located in Mineral Wells, West Virginia, is currently able to service up to 300 premium retail stores. In anticipation of retail expansion beyond that estimated capacity, we made the decision in fiscal 2005 to expand our existing distribution center. This expansion will increase the size of the distribution center to approximately 960,000 square feet. Construction on this expansion began in the first quarter of fiscal 2006. We plan to take possession of the new space in the second half of fiscal 2006.

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

Customer Service Recognition Award program

We strive to create an environment in which our personnel are rewarded for their dedication to customer service. One of the incentives we provide is the Customer Service Recognition Program, which was launched in the second quarter of fiscal 2005. Under this program, retail store and customer contact center personnel have the opportunity to earn shares of Coldwater Creek stock as a reward for providing exceptional customer service. Stock awards are based upon such criteria as secret shopper scores, customer comments, customer contact center response times and the observations of other personnel.

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

National Magazine Advertising

One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple- page advertisements in national magazines. These advertisements are designed to drive sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. We have placed advertisements in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day.

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

E-mail Campaign

During fiscal 2005, we launched an expanded e-mail campaign program. As a result of this program approximately 59% more e-mails were delivered to our customers in fiscal 2005 than in fiscal 2004. We believe this increase was a contributing factor in the 22.2% increase in Internet net sales. We plan to continue this campaign in fiscal 2006, monitoring customer response and adjusting the campaign accordingly.

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

Approximately 15% of our merchandise was purchased directly from factories in fiscal 2005. We plan to increase this to approximately 30% in fiscal 2006, with an ultimate goal of approximately 70% in fiscal 2008. As we increase the percentage of total merchandise that is purchased directly from manufacturers, the number of domestic importers with which we work will decrease. Domestic importers will remain, however, a crucial component of our sourcing strategy, providing unique industry and competitive knowledge along with product design capabilities.

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

To ensure our business partners are complying with our code of conduct, we monitor their business practices through an annual on-site factory inspection and compliance audit. This audit is performed by an accredited compliance firm. These audits focus on areas such as compliance with local laws and regulations, child and forced labor, working hours, health and safety, freedom of association and the environment. Random audits will be conducted as needed.

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

These test day spas will service six geographically distributed areas and will offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. Each day spa will be staffed with experienced professionals in all treatment areas. We will also carry an assortment of relevant apparel, including items from our Sport collection, as well as a line of personal care products for women.

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

Marketing and Promotion

Throughout all of our marketing and promotion activities we seek to present a consistent brand image. The primary initiatives in fiscal 2005 were aimed at retaining existing customers and attracting new customers while building overall brand awareness. National magazine advertising, Coldwater Creek catalogs and e-mail campaign initiatives were discussed above under the caption “Increase Share of Women’s Apparel Market.” In addition we also continued to mail millions of our Northcountry and Spirit catalogs, participated in an affiliate website program and periodically offered our customers a gift-with-purchase.

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

Under the co-branded credit card program, we receive from the issuing bank a non-refundable marketing fee for each new account that is opened and activated. We also receive a sales royalty from the issuing bank based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted. The sales royalty is intended to offset the cost of merchandise coupons given for points accumulated under the reward program. Approximately 153,000 new accounts were activated during fiscal 2005.

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

Information regarding segment performance is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K/A. Additionally, selected financial data for our segments is presented in “Note 20. Segment Reporting” to our consolidated financial statements.

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

We conduct four key seasonal sales events per year in the retail stores. By minimizing the frequency of clearance activities, we feel we can better control the impact of these lower-priced sales on merchandise margins. Excess merchandise is cleared primarily through one of 22 outlet stores. Unlike many other retailers that produce items for sale through their outlet locations, we use outlets exclusively to manage overstocked premium merchandise. We currently operate one outlet store for every eight premium retail stores. We plan to decrease this ratio as we expand the premium retail store base.

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

Customer Contact Centers

We have three customer contact centers located in Coeur d’Alene, Idaho, Mineral Wells, West Virginia, and Sandpoint, Idaho. Customer contact center personnel receive comprehensive, ongoing training on the Coldwater Creek culture, expectations of exceptional customer service, and the merchandise assortment. Certain personnel receive more extensive product training and are available to respond to customer inquiries. These Product Specialists can be quickly patched in to a three-way call with the customer and contact center agent in order to answer highly specific questions about any of the merchandise sold by the Company.

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

We are applying significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. As discussed in Management’s Report on internal control over financial reporting (see Item 9A(b) ) we identified a material weakness in our internal control over financial reporting related to the recognition of revenue under our co-branded credit card program. We intend to begin implementing measures to remedy this material weakness during the second quarter of fiscal 2006 and to test these controls during fiscal 2006. While we believe that these steps will remedy the identified material weakness, these steps may not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that our internal control over financial reporting is effective as of the end of the 2006 fiscal year. Moreover, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the effectiveness of internal control may vary over time. We cannot be certain that internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the common stock.

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

Dennis C. Pence co-founded Coldwater Creek in 1984, and has served as a Director since our incorporation in 1988, serving as the Board’s Chairman since July 1999 and as our Vice-Chairman prior to that. Since September 26, 2002, as well as from 1984 through December 2000, Mr. Pence has served as our Chief Executive Officer. From June 4, 2002, to September 25, 2002, he provided his executive management services to us. From January 5, 2002, to June 3, 2002, Mr. Pence served as our Interim Chief Financial Officer and Treasurer. From January 1, 2001 to January 4, 2002, Mr. Pence was semi-retired. Mr. Pence has also served as Chairman of the Board’s Executive Committee since its formation on May 20, 2000, and, as Secretary since July 1998. From 1984 through 2000, Mr. Pence also served as our President. From April 1999 to December 2000, he was also the President of our Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager — Consumer Video Products. Mr. Pence served as a Board member of Panhandle State Bank from March 2002 through December 2005.

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

The information required by this item concerning equity compensations plans is incorporated by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K/A.

Item 6. SELECTED FINANCIAL DATA

The selected financial and operating data in the following table sets forth:

(i) balance sheet data as of January 28, 2006 (restated) and January 29, 2005 and statement of operations data for the respective 12-month periods then ended, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are included elsewhere in this Annual Report on Form 10-K/A,

(ii) balance sheet data as of January 31, 2004, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are not included elsewhere in this Annual Report on Form 10-K/A,

(iii) statement of operations data for the 12-month period ended January 31, 2004, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are included elsewhere in this Annual Report on Form 10-K/A,

(iv) balance sheet data as of February 1, 2003 and statement of operations data for the 11-month transition period then ended, derived from our consolidated financial statements audited by KPMG LLP, independent registered public accountants, which are not included elsewhere in this Annual Report on Form 10-K/A,

(v) balance sheet data as of March 2, 2002, and statement of operations data for the 12-month period then ended, derived from our consolidated financial statements audited by Arthur Andersen LLP which are not included elsewhere in this Annual Report on Form 10-K/A, and

(vi) selected operating data as of and for the periods indicated.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. Please refer to Note 2 of the Notes to the Consolidated Financial Statements for information as to the nature of the amendment.

	Fiscal Year Ended (a)
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	March 2, 2002
	(Restated) (52 weeks)	(52 weeks)	(52 weeks)	(48 weeks)	(52 weeks)
	(in thousands except for per share, average square feet per store and store count data)
Statement of Operations Data:
Net sales	$779,663	$590,310	$518,844	$473,172	$464,024
Cost of sales	424,478	334,368	316,355	284,751	274,234

Gross profit	355,185	255,942	202,489	188,421	189,790
Selling, general and administrative expenses	289,465	208,158	182,197	173,330	188,902

Income from operations	65,720	47,784	20,292	15,091	888
Interest, net, and other	4,186	710	(106)	170	483

Income before provision for income taxes	69,906	48,494	20,186	15,261	1,371
Provision for income taxes	28,336	19,364	7,907	6,113	519

Net income	$41,570	$29,130	$12,279	$9,148	$852

Net income per share - Basic (b)	$0.45	$0.33	$0.15	$0.11	$0.01

Weighted average shares outstanding- Basic (b)	91,488	87,692	81,251	80,657	80,433

Net income per share - Diluted (b)	$0.44	$0.32	$0.15	$0.11	$0.01

Weighted average shares outstanding - Diluted (b)	94,365	90,743	82,374	81,332	82,091

Selected Channel Data (c):
Net Sales:
Retail and outlet store business	$454,538	$296,227	$194,624	$128,177	$76,103
E-commerce business	198,265	162,225	148,308	144,838	141,873
Catalog business	126,860	131,858	175,912	200,157	246,048
Selected Operating Data:
Total catalogs mailed	113,000	108,000	118,000	136,000	161,000
Average square feet per store (d)	5,500	5,700	6,700	7,600	8,200

Balance Sheet Data:
Cash and cash equivalents	$131,856	$111,203	$45,754	$26,630	$4,989
Working capital	132,010	116,487	51,643	37,954	28,429
Total assets	458,410	324,585	211,659	188,236	170,997
Total debt (e)	—	—	—	—	—
Stockholders’ equity	248,397	198,278	118,184	104,550	93,724

Stores open at the beginning of the fiscal year (d)	114	66	41	27	8

Stores opened in the first quarter (d)	5	5	3	5	1
Stores opened in the second quarter (d)	17	18	4	3	3
Stores opened in the third quarter (d)	27	18	15	3	7
Stores opened in the forth quarter (d)	11	7	3	3	8

Stores open at the end of the fiscal year (d)	174	114	66	41	27

(a)	References to a fiscal year refer to the calendar year in which the fiscal year commences. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28 to the Saturday nearest January 31, effective February 1, 2003. We made this decision to align our reporting schedule with the majority of other national retail companies. Accordingly, our fiscal year ending on February 1, 2003, consisted of an 11-month transition period.
(b)	The weighted average shares outstanding and net income per share amounts reflect one 50% stock dividend, having the effect of a 3-for-2 stock split, declared by our Board of Directors on December 10, 2005.
(c)	Beginning with our first quarter of fiscal 2003, we reclassified our outlet store business and phone and Internet orders that originate in our retail stores from our direct segment to our retail segment. We have reclassified prior period financial statements on a consistent basis for all periods presented.
(d)	Excludes outlet and resort stores.
(e)	We currently have a $40 million unsecured revolving line of credit, and, as of the date of this report, have not borrowed under this facility.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” elsewhere in this Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Restatement of Prior Financial Information.

On May 22, 2006, we concluded, in consultation with our independent registered public accounting firm, that the consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement was to correct the manner in which we recognized fees received under our co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable marketing fee for each new credit card account that is opened and activated. Previously, we included the marketing fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees are now deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. As the co-branded credit card program did not begin until the second quarter of fiscal 2005, there is no impact on the financial statements for the fiscal 2005 first quarter. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further details concerning this restatement.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel retailer generating $779.7 million in net sales in fiscal 2005. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with average household income in excess of $75,000.

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

Co-Branded Credit Card Program. In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to accept the credit card, we offer a one-time discount on merchandise purchased at the time of application. Credit card holders can earn points on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We also receive from the issuing bank a non-refundable, non-recurring marketing fee for each new account opened and activated. During fiscal 2005, approximately 153,000 cards were activated. These activations resulted in the receipt of $12.3 million of non-refundable marketing fees. The fees are deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship.

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

Fiscal 2005 Summary

•	Consolidated net sales increased $189.4 million, or 32.1%, due to:

•	the addition of 60 premium stores since the end of last year;

•	strong customer response to our merchandise;

•	the expanded national magazine advertising campaign; and

•	an increase in the frequency of e-mails sent to a growing database of customers

•	Gross profit dollars increased $99.2 million, or 38.8%, and gross profit rate improved to 45.6% of net sales as a result of:

•	improved merchandise margins on sales in all channels;

•	improved leveraging of premium retail store occupancy expenses; and

•	increased full-price sales compared to clearance sales

•	Selling, general and administrative expenses (“SG&A”) increased $81.3 million, or 39.1%, and SG&A rate increased to 37.1% of net sales due to:

•	personnel costs associated with our retail expansion;

•	national magazine advertisements;

•	increased catalog circulation; and

•	premium retail store advertising

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 28, 2006 compared with the fiscal year ended January 29, 2005. This table is provided to assist in assessing differences in our overall performance:

	Fiscal Year Ended
	January 28, 2006 (1)	% of net sales	January 29, 2005 (1)	% of net sales	$ change	% change
	(restated)
	(in thousands)
Net sales	$779,663	100.0%	$590,310	100.0%	$189,353	32.1%
Cost of sales	424,478	54.4%	334,368	56.6%	90,110	26.9%

Gross profit	355,185	45.6%	255,942	43.4%	99,243	38.8%
Selling, general and administrative expenses	289,465	37.1%	208,158	35.3%	81,307	39.1%

Income from operations	65,720	8.4%	47,784	8.1%	17,936	37.5%
Interest, net, and other	4,186	0.5%	710	0.1%	3,476	489.6%

Income before income taxes	69,906	9.0%	48,494	8.2%	21,412	44.2%
Income tax provision	28,336	3.6%	19,364	3.3%	8,972	46.3%

Net income	$41,570	5.3%	$29,130	4.9%	$12,440	42.7%
Consolidated effective income tax rate	40.5%		39.9%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.

Fiscal 2005 Compared With Fiscal 2004

Consolidated Net Sales. The increase in consolidated net sales during the fiscal year ended January 28, 2006, was primarily due to the opening of 60 premium retail stores, an expanded national magazine advertising campaign and the introduction of the Coldwater Creek catalog. We also saw an increase in Internet channel net sales, primarily as a result of an increase in both the size of our e-mail database and the frequency with which we e-mailed our customers. Revenue related to the introduction of a co-branded credit card program in the fiscal 2005 second quarter contributed $3.8 million to the increase.

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

Also contributing to the improved consolidated gross profit were the improved leveraging of premium retail store occupancy costs and an increase in full-price sales compared to disposition sales. The leveraging of premium retail store occupancy costs improved 0.7 percentage points as a result of improved premium retail store net sales and full-price sales compared to disposition sales. The credit card program contributed revenues of $3.8 million. We estimate that this contribution was offset by the related discounts of approximately $7.8 million offered upon activation.

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

Also contributing to the increase in SG&A rate was a reduction of 0.9 percentage points in the leveraging of personnel costs. We primarily attribute this to ongoing efforts to build the personnel infrastructure in anticipation of future growth related to retail expansion. Additionally, the investment in premium retail store advertising increased 0.3 percentage points as a result of increased retail promotional costs, including banners and other signage. We made this investment in an effort to increase store traffic and enhance the shopping experience.

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

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment and is provided to assist in assessing differences in net sales by segment (in thousands):

	Twelve Months Ended
	January 28, 2006 (1)	% of Total	January 29, 2005 (1)	% of Total	Change
					$	%
	(restated)
Retail	$454,538	58.3%	$296,227	50.2%	$158,311	53.4%

Internet	198,265	25.4%	162,225	27.5%	36,040	22.2%
Catalog	126,860	16.3%	131,858	22.3%	(4,997)	(3.8)%

Direct	325,125	41.7%	294,083	49.8%	31,043	10.6%

Total	$779,663	100.0%	$590,310	100.0%	$189,354	32.1%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.

Retail Segment. During fiscal 2005 we opened 60 premium retail stores. These new stores contributed $72.7 million in net sales. Additionally, premium retail stores that were open during only a portion of fiscal 2004, but were open during the entirety of fiscal 2005, contributed incremental net sales of $52.1 million. We believe expanded national magazine advertising and the introduction of Coldwater Creek catalog also contributed to the growth in premium retail store net sales.

Retail segment net sales also increased as a result of a $7.0 million, or 23.9%, increase in outlet and resort store net sales. We primarily attribute this increase to the addition of three outlet stores during fiscal 2005.

Additionally, amortization of deferred co-branded credit card revenue under our co-branded credit card program contributed $1.3 million to retail segment net sales during fiscal 2005.

Direct Segment. The growth in Internet business net sales was primarily driven by an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Our database of e-mail addresses increased 22.2% during fiscal 2005, while the frequency of e-mails sent increased approximately 59%. Additionally, the co-branded credit card program contributed $2.3 million in fee revenues to the Internet business net sales.

Our catalog business net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels. We encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. We primarily attribute the decrease in the net sales of the catalog business to customers choosing to purchase merchandise through other channels. Partially offsetting this decrease were catalog net sales derived from both our expanded national magazine advertising and the introduction of our Coldwater Creek catalog. Additionally, the co-branded credit card program contributed fee revenues of $1.1 million to catalog business net sales.

Operating Contribution. The following table summarizes our operating contribution by segment for fiscal 2005 compared with fiscal 2004 (in thousands):

	Twelve Months Ended
	January 28, 2006 (1)%			January 29, 2005 (1)%			Change
							$	%
	(restated)
Retail	$82,783	18.2	%(2)	$51,604	17.4	%(2)	$31,179	60.4%
Direct	71,600	22.0	%(3)	59,655	20.3	%(3)	11,945	20.0%
Corporate and other	(88,663)	(11.4	)%(4)	(63,475)	(10.8	)%(4)	(25,188)	39.7%

Consolidated income from operations	$65,720	8.4	%(4)	$47,784	8.1	%(4)	$17,936	37.5%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.
(2)	Retail segment operating contribution expressed as a percentage of retail segment net sales.
(3)	Direct segment operating contribution expressed as a percentage of direct segment net sales.
(4)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

Retail Segment. We primarily attribute the increase in retail segment operating contribution to an increase of $42.9 million, or 58.7%, in premium retail stores operating contribution. Of this $42.9 million increase, we attribute $14.7 million to the 60 premium retail stores opened during fiscal 2005 and $2.3 million to the amortization of deferred co-branded credit card marketing fees. The remaining increase was attributable to stores that were opened prior to fiscal 2005. This improvement was partially offset by a $12.2 million increase in premium retail store administrative and support expenses. These expenses increased primarily as a result of retail expansion.

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

These positive impacts were partially offset by reduced leveraging of personnel costs associated with the retail expansion and increased investment in premium retail store advertising. The leveraging of personnel costs associated with retail expansion decreased by 1.0 percentage points. These personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits. We primarily attribute this reduced leveraging to ongoing efforts to build personnel infrastructure in anticipation of future growth related to retail expansion. Investment in premium retail store advertising increased 0.3 percentage points as a result of increased retail promotional costs, including banners and other signage. We made this investment in an effort to increase store traffic and enhance the shopping experience.

Direct Segment. The increases in direct segment operating contribution dollars and rate were primarily due to the increase in direct segment net sales, which included credit card fee revenue of $3.4 million. Also contributing was a 3.3 percentage point improvement in merchandise margins on full-price sales from catalog and e-commerce businesses. This improvement was primarily the result of lower merchandise costs due to higher purchase volumes relative to the prior year. The increased purchase volume was due to retail expansion. To a lesser extent, the direct sourcing initiative also contributed to the improvement in merchandise margins.

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

Fiscal 2004 Compared With Fiscal 2003

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 29, 2005 compared with the fiscal year ended January 31, 2004. This table is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 29, 2005 (1)	% of net sales	January 31, 2004 (1)	% of net sales	$ change	% change
Net sales	$590,310	100.0%	$518,844	100.0%	$71,466	13.8%
Cost of sales	334,368	56.6%	316,355	61.0%	18,013	5.7%

Gross profit	255,942	43.4%	202,489	39.0%	53,453	26.4%
Selling, general and administrative expenses	208,158	35.3%	182,197	35.1%	25,961	14.2%

Income from operations	47,784	8.1%	20,292	3.9%	27,492	135.5%
Interest, net, and other	710	0.1%	(106)	0.0%	816	(769.8)%

Income before income taxes	48,494	8.2%	20,186	3.9%	28,308	140.2%
Income tax provision	19,364	3.3%	7,907	1.5%	11,457	144.9%
Net income	$29,130	4.9%	$12,279	2.4%	$16,851	137.2%
Consolidated effective income tax rate	39.9%		39.2%

(1)	This information is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.

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

Also positively impacting the gross profit dollars and rate was an improvement in the leveraging of full-line retail store occupancy costs and an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Full-line retail store occupancy costs as a percentage of full-line retail store net sales improved 2.1 percentage points, primarily due to improved full-price retail store net sales. Additionally, gross profit rate was positively impacted by an increase in the percentage of total net sales contributed by full-price sales compared with clearance sales. Full-price sales comprised approximately 87% of total net sales in fiscal 2004 and approximately 85% of total net sales in fiscal 2003.

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

Income Tax Rate. The increase in income tax expense was primarily the result of higher pre-tax income. The increase in the effective income tax rate was due to the non-deductibility for tax purposes of compensation amounts in excess of $1.0 million for certain executive officers.

Operating Segment Results

Net Sales. The following table summarizes our net sales by segment for the 12-month fiscal 2004, compared with the 12-month fiscal 2003 (in thousands):

	Twelve Months Ended
	January 29, 2005 (1)	% of Total	January 31, 2004 (1)	% of Total	Change
					$	%
Retail	$296,227	50.2%	$194,624	37.5%	$101,603	52.2%

Catalog	131,858	22.3%	175,912	33.9%	(44,054)	(25.0)%
Internet	162,225	27.5%	148,308	28.6%	13,917	9.4%

Direct	294,083	49.8%	324,220	62.5%	(30,137)	(9.3)%

Total	$590,310	100.0%	$518,844	100.0%	$71,466	13.8%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.

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

Operating Contribution. The following table summarizes our operating contribution by segment for fiscal 2004 compared with fiscal 2003 (in thousands):

	January 29, 2005 (1)%			January 31, 2004 (1)%			Change
							$	%
Retail	$51,604	17.4	%(2)	$22,446	11.5	%(2)	$29,158	129.9%
Direct	59,655	20.3	%(3)	49,069	15.1	%(3)	10,586	21.6%
Corporate and other	(63,475)	(10.8	)%(4)	(51,223)	(9.9	)%(4)	(12,252)	23.9%

Consolidated income from operations	$47,784	8.1	%(4)	$20,292	3.9	%(4)	$27,492	135.5%

(1)	This information is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K/A.
(2)	Retail segment operating contribution expressed as a percentage of retail segment net sales.
(3)	Direct segment operating contribution expressed as a percentage of direct segment net sales.
(4)	Corporate and other operating contribution and consolidated income from operations expressed as a percentage of consolidated net sales.

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

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Net sales	$155,636	$153,270	$186,835	$283,922
Cost of sales	82,799	86,895	99,325	155,458

Gross profit	72,837	66,375	87,510	128,464
Selling, general and administrative expenses	59,469	57,019	71,118	101,861

Income from operations	13,368	9,356	16,392	26,603
Interest, net, and other	758	962	1,015	1,451

Income before income taxes	14,126	10,318	17,407	28,054
Income tax provision	5,635	4,117	6,945	11,638

Net income	$8,491	$6,201	$10,462	$16,416

Net income per share — basic	$0.09	$0.07	$0.11	$0.18

Net income per share — diluted	$0.09	$0.07	$0.11	$0.17

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,460	53,403	67,909

Income from operations	8,778	5,319	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,540	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,339	$9,070	$11,401

Net income per share — basic	$0.07	$0.04	$0.10	$0.13

Net income per share — diluted	$0.06	$0.04	$0.10	$0.12

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

Second Quarter Comparison

The increases in consolidated net sales and consolidated net income for the second quarter were primarily the result of an increase of 47 premium retail stores compared with the prior year and strong customer response to summer merchandise. Also during the second quarter, approximately 20,500 new accounts were activated under our co-branded credit card program. The activation of these cards resulted in the receipt of $1.7 million of non-refundable marketing fees. The fees are deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship. Approximately $0.4 million of revenue relating to the amortization of deferred co-branded credit card fees was recognized during the second quarter. We estimate that this contribution was offset by the related discounts of approximately $1.1 million offered upon activation.

The gross profit rate improvement was primarily due to improved merchandise margins on sales in all channels, an increase in full-price sales compared with clearance sales and improved leveraging of premium store occupancy expenses. Selling, general and administrative expenses increased as a percentage of net sales as a result of increased national magazine advertising.

Third Quarter Comparison

The increases in consolidated net sales and consolidated net income for the third quarter were primarily the result of an increase of 56 premium retail stores compared with the prior year and strong customer response to fall merchandise. Better than anticipated sales activity in August and October acted to offset the negative impact of Hurricane Katrina and related macroeconomic events during the first three weeks of September. Also during the third quarter, approximately 60,800 new accounts were activated under our co-branded credit card program. The activation of these cards resulted in the receipt of $4.5 million of non-refundable marketing fees. Approximately $1.3 million of revenue relating to the amortization of deferred co-branded credit card fees received in the second and third quarters was recognized as revenue during the third quarter. We estimate that this contribution was offset by the related discounts of approximately $3.4 million offered upon activation.

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

Fourth Quarter Comparison

The increases in consolidated net sales and consolidated net income for the fourth quarter were primarily the result of an increase of 60 premium retail stores compared with the prior year and strong customer response to holiday merchandise. Also during the fourth quarter, approximately 72,000 new accounts were activated under our co-branded credit card program. The activation of these cards resulted in the receipt of $6.1 million of non-refundable marketing fees. Approximately $2.1 million of revenue related to the amortization of deferred co-branded credit fees received in the second, third and fourth quarters was recognized as revenue during the fourth quarter. We estimate that this contribution was offset by the related discounts of approximately $3.3 million offered upon activation.

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

As a result of the foregoing, we had $132.0 million in consolidated working capital at January 28, 2006, compared with $116.5 million at January 29, 2005. Our consolidated current ratio was 1.97 at January 28, 2006, compared with 2.36 at January 29, 2005. We had no outstanding short-term or long-term bank debt at January 28, 2006 or January 29, 2005.

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

Revenue Recognition and Sales Return Estimate

We recognize sales and the related cost of sales either at the time merchandise ordered from a catalog or website is shipped to the customer or at the time a sale is consummated with a customer in a store. We reduce our sales and costs of sales and establish and maintain a corresponding accrual for expected sales returns based on historical experience and future expectations. Additionally we record the fees received from our co-branded credit card program over the estimated life of the related customer relationship. This estimate is based on historical buying patterns of our credit card customers.

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

On June 14, 2003, our Board of Directors approved a charitable contribution of $100,000 to the Morning Light Foundation, Inc, a not-for-profit organization. Dennis Pence, our Chairman and Chief Executive Officer, is the founder and a Board member of the Morning Light Foundation, Inc.

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

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the fiscal year ended January 28, 2006 in order to correct an error in accounting for fees received under its co-branded customer credit card program.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coldwater Creek Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 20, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Boise, Idaho

June 20, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (restated) (Item 9A(b)), that Coldwater Creek Inc. did not maintain effective internal control over financial reporting as of January 28, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coldwater Creek Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in internal control over financial reporting has been identified and included in management’s assessment as of January 28, 2006: The Company lacked technical expertise to evaluate revenue arrangements containing multiple deliverables and effectively identify and analyze the terms of such arrangements to ensure that financial reporting complied with generally accepted accounting principles. As a result, the Company restated the interim financial statements in its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 and the annual financial statements in its Form 10-K for the year ended January 28, 2006 to correct an overstatement in credit card marketing revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the restated consolidated financial statements as of and for the fiscal year ended January 28, 2006, and this report does not affect our report dated June 20, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that Coldwater Creek Inc. did not maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Coldwater Creek Inc. has not maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Boise, Idaho

June 20, 2006

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	January 28, 2006	January 29, 2005
	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,856	$111,204
Receivables	28,814	12,708
Inventories	86,309	63,752
Prepaid and other	8,319	6,628
Prepaid and deferred marketing costs	10,438	6,905
Deferred income taxes	2,573	1,079

Total current assets	268,309	202,276

Property and equipment, net	178,897	120,689
Deferred income taxes	1,850	1,233
Restricted cash	4,453	—
Intangible assets	4,667	—
Other	234	388

Total assets	$458,410	$324,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,329	$49,406
Current deferred co-branded credit card revenue	3,112	—
Accrued liabilities	45,481	31,646
Income taxes payable	11,377	4,736

Total current liabilities	136,299	85,788

Deferred rents	62,632	40,319
Deferred co-branded credit card revenue	5,428	—
Supplemental Employee Retirement Plan	4,982	—
Other	672	200

Total liabilities	210,013	126,307

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 92,020,789 and 90,978,807 shares issued, respectively	920	910
Additional paid-in capital	108,316	98,861
Deferred compensation on restricted stock	(914)	—
Retained earnings	140,075	98,508

Total stockholders’ equity	248,397	198,279

Total liabilities and stockholders’ equity	$458,410	$324,586

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
Net sales	$779,663	$590,310	$518,844
Cost of sales	424,478	334,368	316,355

Gross profit	355,185	255,942	202,489
Selling, general and administrative expenses	289,465	208,158	182,197

Income from operations	65,720	47,784	20,292
Interest, net, and other	4,186	710	(106)

Income before income taxes	69,906	48,494	20,186
Income tax provision	28,336	19,364	7,907

Net income	$41,570	$29,130	$12,279

Net income per share - Basic	$0.45	$0.33	$0.15

Weighted average shares outstanding - Basic	91,488	87,692	81,251

Net income per share - Diluted	$0.44	$0.32	$0.15

Weighted average shares outstanding - Diluted	94,365	90,743	82,374

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Shares	Deferred Compensation on Resticted Stock	Retained Earnings	Total
	Shares	Par Value
Balance at February 1, 2003	81,087	$811	$51,286	$(4,715)	$—	$57,167	$104,549

Net income	—	—	—	—	—	12,279	12,279
Net proceeds from exercises of stock options	594	2	920	—	—	—	922
Stock dividend	—	4	—	—	—	(4)	—
Tax benefit from exercises of stock options	—	—	293	—	—	—	293
Retirement of treasury shares	(209)	(2)	(4,713)	4,715	—	—	—
Issuance of shares under the employee stock purchase plan	89	1	141	—	—	—	142

Balance at January 31, 2004	81,561	$816	$47,927	$—	$—	$69,442	$118,185

Net income	—	—	—	—	—	29,130	29,130
Net proceeds from stock offering	7,560	22	42,084	—	—	—	42,106
Net proceeds from exercises of stock options	1,732	8	4,440	—	—	—	4,448
Stock dividend	—	64	—	—	—	(64)	—
Tax benefit from exercises of stock options	—	—	3,916	—	—	—	3,916
Issuance of shares under the employee stock purchase plan	126	—	494	—	—	—	494

Balance at January 29, 2005	90,979	$910	$98,861	$—	$—	$98,508	$198,279

Net income (restated)	—	—	—	—	—	41,570	41,570
Net proceeds from exercises of stock options	974	6	2,577	—	—	—	2,583
Proceeds receivable from exercises of stock options	—	—	48				48
Stock dividend	—	3	—	—	—	(3)	—
Tax benefit from exercises of stock options	—	—	5,003	—	—	—	5,003
Issuance of shares under the employee stock purchase plan	65	1	507	—	—	—	508
Deferred compensation on restricted stock units	—	—	1,251		(1,251)		—
Amortization of restricted stock compensation	—	—	—	—	337	—	337
Other issuances of common stock to employees	3	—	69	—	—	—	69

Balance at January 28, 2006 (restated)	92,021	$920	$108,316	$—	$(914)	$140,075	$248,397

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
OPERATING ACTIVITIES:
Net income (restated)	$41,570	$29,130	$12,279
Non cash items:
Depreciation and amortization	26,733	19,525	16,941
Amortization of restricted stock compensation	337	—	—
Supplemental Employee Retirement Plan expense	315	—	—
Deferred rent amortization	(2,706)	(2,070)	(1,010)
Deferred income taxes (restated)	(2,111)	(5,117)	4,016
Tax benefit from exercises of stock options	5,003	3,916	293
(Gain) loss on asset disposition	(103)	138	55
Other	63	200	—
Net change in current assets and liabilities:
Receivables	(16,057)	(2,249)	(3,371)
Inventories	(22,557)	(11,051)	6,985
Prepaid and other	(1,691)	(1,349)	(603)
Prepaid and deferred marketing costs	(3,533)	(2,686)	2,914
Accounts payable	23,459	9,561	(5,745)
Accrued liabilities	10,453	5,859	2,424
Income taxes payable	6,641	648	439
Deferred co-branded credit card revenue (restated)	8,540	—	—
Deferred rents	28,908	20,945	10,959
Other changes in non-current assets and liabilities	11	(323)	—

Net cash provided by operating activities	103,275	65,077	46,576

INVESTING ACTIVITIES:
Purchase of property and equipment	(80,792)	(46,890)	(27,539)
Repayments of employee loans	39	191	200

Net cash used in investing activities	(80,753)	(46,699)	(27,339)

FINANCING ACTIVITIES:
Net proceeds from stock offering	—	42,624	(518)
Net proceeds from exercises of stock options	2,583	4,448	922
Restricted cash	(4,453)	—	—
Other financing costs	—	—	(517)

Net cash provided by (used in) financing activities	(1,870)	47,072	(113)

Net increase in cash and cash equivalents	20,652	65,450	19,124
Cash and cash equivalents, beginning	111,204	45,754	26,630

Cash and cash equivalents, ending	$131,856	$111,204	$45,754

NON-CASH INVESTING ACTIVITIES:
Asset retirement obligation	$383	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	$508	$494	$142
Retirement of treasury shares	—	—	4,715
Proceeds receivable from exercises of stock options	48	—	—

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest and fees	$120	$244	$122
Cash paid for income taxes	18,775	19,941	4,242

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

Restatement of Prior Financial Information

On May 22, 2006, the Company concluded that it was necessary to restate its previously issued consolidated financial statements for the fiscal year ended January 28, 2006. This restatement is to correct the manner in which the Company recognized fees received under its co-branded customer credit card program, as described below. All affected amounts described in these Notes to Consolidated Financial Statements have been restated.

Previously, the Company had concluded, under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), that the marketing fee represented a discrete transaction between the Company and the card issuer, containing no significant ongoing obligations that caused the Company to conclude that the earnings process was not complete with respect to marketing fees received. Under this approach, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. On reconsideration, the Company determined that under Emerging Issues Task Force Issue 00-21 (EITF 00-21) “Revenue Arrangements with Multiple Deliverables,” the “marketing fee” and the ongoing “sales royalty” paid by the issuing bank based on purchases made with the card were received in exchange for multiple deliverables under its agreement with the credit card issuer and that the appropriate recognition of revenue should be determined for those combined deliverables as a single unit of accounting. Accordingly, the Company concluded under SAB 104 that certain ongoing obligations for the combined deliverables under the contract with the card issuer were significant enough such that the marketing fees should be deferred.

As a result of this restatement, the Company’s 2005 financial results are adjusted as follows:

Impact of restatement on select balance sheet accounts:

	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Current deferred income tax asset	$1,359	$(1,214)	$2,573
Deferred income tax asset	—	(1,850)	1,850
Current deferred co-branded credit card revenue	—	3,112	3,112
Deferred co-branded credit card revenue	—	5,428	5,428
Deferred income tax liability	267	(267)	—
Retained earnings	$145,284	$(5,209)	$140,075

Impact on consolidated statement of cash flow:

	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net income	$46,779	$(5,209)	$41,570
Deferred income taxes	1,220	(3,331)	(2,111)
Deferred co-branded credit card revenue	0	8,540	8,540

Impact on consolidated statement of operations:

	Twelve Months Ended
	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net sales	$788,203	$(8,540)	$779,663
Cost of sales	424,478	—	424,478

Gross profit	363,725	(8,540)	355,185
Selling, general and administrative expenses	289,465	—	289,465

Income from operations	74,260	(8,540)	65,720
Interest, net and other	4,186	—	4,186

Income before income taxes	78,446	(8,540)	69,906
Income tax provision	31,667	(3,331)	28,336

Net income	$46,779	$(5,209)	$41,570

Net income per share - Basic	$0.51		$0.45
Net income per share - Diluted	$0.50		$0.44

Financial statement footnotes affected by this restatement are as follows:

2. Significant Accounting Policies

7. Income Taxes

10. Net Income Per Share

20. Segment Reporting

21. Quarterly Results of Operations (unaudited)

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

Co-Branded Credit Card Program

During the second quarter of fiscal 2005, the Company introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable marketing fee for each new account that is opened and activated and a sales royalty based on a percentage of purchases made by the cardholder at Coldwater Creek or at other businesses where the card is accepted.

During the first quarter of fiscal 2006, management determined that its historical accounting treatment to recognize the marketing fees was not appropriate. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees are now deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship. During 2005, approximately 153,000 cards were activated. The activation of these cards resulted in the receipt of $12.3 million of non-refundable marketing fees. The Company recognized a total of $3.8 million in fee revenue in consolidated net sales during 2005.

The sales royalty is intended to offset the cost of merchandise coupons given for points accumulated under the reward program. Going forward, the fees received for honoring reward coupons will be deferred and recognized when a card holder uses reward coupons to purchase Company merchandise. Additionally, the related costs of merchandise will be recognized at the time the coupon is redeemed.

The Company also offers its credit card holders a reward program whereby points are earned on purchases made with the co-branded credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise.

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

The following table presents a reconciliation of the Company’s actual net income to its pro forma net income had compensation expense for the Company’s Amended and Restated Stock Option/Stock Issuance Plan been determined using the compensation measurement principles of SFAS No. 123 (in thousands except for per share data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
Net Income:
As reported	$41,570	$29,130	$12,279
Stock-based compensation included in net income, net of related tax effects	201	—	—
Impact of applying SFAS 123	(1,298)	(769)	(742)

Pro forma	$40,473	$28,361	$11,537

Net income per share:
As reported — Basic	$0.45	$0.33	$0.15
Pro forma — Basic	$0.44	$0.32	$0.14
As reported — Diluted	$0.44	$0.32	$0.15
Pro forma — Diluted	$0.43	$0.31	$0.14

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

In August, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R” (FSP 123R-1”). This FSP clarifies the recognition and measurement requirements for freestanding financial instruments when the rights conveyed by those instruments are no longer dependent on the holder being an employee of the entity. The FSP states that the instrument will continue to be subject to the provisions of SFAS 123R throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. FSP 123R-1 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-1 will not have a material impact on the Company’s consolidated financial statements.

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

In October, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (FSP 123R-2”). This FSP provides guidance on the application of grant date as defined by SFAS 123R. Specifically, the FSP states that if the recipient of the award is not able to negotiate the key terms and conditions of the award, and the key terms and conditions are to be communicated to the recipient within a short period of time, then it can be presumed that the grant date is the date the Board of Directors approves the award. FSP 123R-2 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-2 will not have a material impact on the Company’s consolidated financial statements.

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

In February, 2006, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP 123R-4”). This FSP addresses stock-based compensation that allows for cash settlement upon the occurrence of a contingent event, such as a change in control of the company. Initially, SFAS 123R required that options with contingent cash settlement features be classified as liabilities regardless of the contingent event’s likelihood of occurrence. This FSP revises this requirement, stating that only if the contingent event is probable would the stock-based compensation be classified as a liability. FSP 123R-4 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006. Management believes adoption of the provisions of FSP 123R-4 will not have a material impact on the Company’s consolidated financial statements.

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

7. Income Taxes

The Company’s income tax expense consists of the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
	(in thousands)
Current income tax provision:
Federal	$25,643	$20,618	$3,284
State	4,804	3,863	607
Deferred income tax provision (benefit):
Federal	(1,778)	(4,310)	3,385
State	(333)	(807)	631

	$28,336	$19,364	$7,907

Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0%	3.9%	3.8%
Other, net	1.5%	1.0%	0.4%

	40.5%	39.9%	39.2%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 2006 and January 29, 2005 are presented below:

	January 28, 2006		January 29, 2005
	Current	Noncurrent	Current	Noncurrent
	(restated)
	(in thousands)
Deferred tax assets:
Inventories	$—	$—	$143	$—
Accrued sales returns	1,196	—	969	—
Accrued employee benefits	1,380	—	1,318	—
Tenant improvements	3,229	3,541	1,277	8,767
Deferred rents	122	4,003	—	2,758
Credit card revenue	1,214	2,117
Other	564	—	326	—

Total deferred tax assets	$7,705	$9,661	$4,033	$11,525

Deferred tax liabilities:
Inventory	(384)	—	—	—
Prepaid and deferred marketing costs	(4,748)	—	(2,954)	—
Tax basis depreciation	—	(7,811)	—	(10,292)

Total deferred tax liabilities	$(5,132)	$(7,811)	$(2,954)	$(10,292)

Net deferred tax assets	$2,573	$1,850	$1,079	$1,233

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

10. Net Income Per Share

The following is a reconciliation of net income and the number of shares of common stock used in the computations of net income per basic and diluted share (in thousands, except for per share data and anti-dilutive stock option data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
Net income	$41,570	$29,130	$12,279

Shares used to determine net income per basic share (1)	91,488	87,692	81,251
Net effect of dilutive stock options (1) (2)	2,877	3,051	1,123

Shares used to determine net income per diluted share (1)	94,365	90,743	82,374

Net income per share:
Basic	$0.45	$0.33	$0.15
Diluted	$0.44	$0.32	$0.15

(1)	The shares of common stock outstanding and dilutive and anti-dilutive share amounts for all periods presented reflect a 50% stock dividend, having the effect of a 3-for-2 stock split, declared by the Board of Directors on December 10, 2005.
(2)	The number of anti-dilutive stock options excluded from the above computations were 80,000, 20,000 and 2,109,000 for fiscal 2005, 2004 and 2003, respectively.

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

A summary of the status of the Company’s stock options as of January 28, 2006, January 29, 2005 and January 31, 2004 and the changes during the fiscal years then ended, is presented below:

	January 28, 2006		January 29, 2005		January 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,368,587	$3.23	5,805,354	$2.67	6,015,800	$2.70
Granted	565,219	15.82	532,904	7.86	1,107,324	2.67
Exercised	(973,931)	2.70	(1,732,666)	2.57	(594,432)	1.55
Forfeited	(227,063)	2.94	(237,005)	4.51	(723,338)	3.78

Outstanding at end of period	3,732,812	$5.30	4,368,587	$3.23	5,805,354	$2.67

Exercisable	2,221,266	$3.11	2,738,750	$3.05	3,756,513	$2.66

The following table provides summarized information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.00—$ 1.99	703,476	5.3	$1.84	430,103	$1.78
$ 2.00—$ 2.99	1,182,626	5.2	2.44	969,620	2.43
$ 3.00—$ 4.99	766,914	5.1	3.61	623,010	3.60
$ 5.00—$ 9.99	486,452	8.1	7.29	192,908	7.61
$10.00—$18.99	390,594	7.8	12.87	5,625	11.63
$19.00—$20.93	202,750	9.8	$20.91	—	$—

Total	3,732,812			2,221,266

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

See Note 2 Restatement of Prior Financial Information for details on the restatement.

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(restated)
		(in thousands)
Net sales (1):
Retail	$454,538	$296,227	$194,624
Direct	325,125	294,083	324,220

Consolidated net sales	$779,663	$590,310	$518,844

Operating contribution:
Retail	$82,783	$51,604	$22,446
Direct	71,600	59,655	49,069

Total operating contribution	154,383	111,259	71,515
Corporate and other	(88,663)	(63,475)	(51,223)

Consolidated income from operations	$65,720	$47,784	$20,292

Depreciation and amortization:
Retail	$17,186	$11,717	$8,312
Direct	1,107	481	1,595
Corporate and other	8,441	7,327	7,034

Consolidated depreciation and amortization	$26,733	$19,525	$16,941

Total assets:
Retail	$197,234	$130,498	$93,204
Direct	43,055	38,162	29,139
Corporate and other assets	218,121	155,926	89,316

Consolidated total assets	$458,410	$324,586	$211,659

Capital expenditures:
Retail	$53,145	$35,600	$22,974
Direct	2,342	2,206	1,354
Corporate and other	25,305	9,084	3,211

Consolidated capital expenditures	$80,792	$46,890	$27,539

(1)	There have been no inter-segment sales during the reported fiscal years.

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

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(restated)	(restated)	(restated)
	(in thousands, except for per share data)
Net sales	$155,636	$153,270	$186,835	$283,922
Cost of sales	82,799	86,895	99,325	155,458

Gross profit	72,837	66,375	87,510	128,464
Selling, general and administrative expenses	59,469	57,019	71,118	101,861

Income from operations	13,368	9,356	16,392	26,603
Interest, net, and other	758	962	1,015	1,451

Income before income taxes	14,126	10,318	17,407	28,054
Income tax provision	5,635	4,117	6,945	11,638

Net income	$8,491	$6,201	$10,462	$16,416

Net income per share — Basic	$0.09	$0.07	$0.11	$0.18

Net income per share — Diluted	$0.09	$0.07	$0.11	$0.17

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net sales	$124,460	$111,215	$150,504	$204,130
Cost of sales	70,298	64,436	81,942	117,692

Gross profit	54,162	46,779	68,562	86,438
Selling, general and administrative expenses	45,384	41,460	53,403	67,909

Income from operations	8,778	5,319	15,159	18,529
Interest, net, and other	31	221	(168)	626

Income before income taxes	8,809	5,540	14,991	19,155
Income tax provision	3,489	2,201	5,921	7,754

Net income	$5,320	$3,339	$9,070	$11,401

Net income per share — Basic	$0.07	$0.04	$0.10	$0.13

Net income per share — Diluted	$0.06	$0.04	$0.10	$0.12

Note: The aggregate of certain of the above quarterly amounts may differ from that reported for the full fiscal year due to the effects of rounding.

See Note 2 Restatement of Prior Financial Information for details on the restatement

The following table contains selected quarterly consolidated financial data for fiscal 2005 as previously reported in the Company’s filed Quarterly reports on form 10-Q (in thousands, except for per share data):

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as previously presented)	(as previously presented)	(as previously presented)	(as previously presented)
	(in thousands, except per share data)
Net sales	$155,636	$154,569	$190,115	$287,883
Cost of sales	82,799	86,895	99,325	155,458

Gross profit	72,837	67,674	90,790	132,425
Selling, general and administrative expenses	59,469	57,019	71,118	101,861

Income from operations	13,368	10,655	19,672	30,564
Interest, net, and other	758	962	1,015	1,451

Income before income taxes	14,126	11,617	20,687	32,015
Income tax provision	5,635	4,635	8,254	13,142

Net income	$8,491	$6,982	$12,433	$18,873

Net income per share — basic	$0.09	$0.08	$0.14	$0.21

Net income per share — diluted	$0.09	$0.07	$0.13	$0.20

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

Report of Independent Registered Public Accounting Firm

The Stockholders of Coldwater Creek Inc.:

Under date of June 20, 2006, we reported on the consolidated balance sheets of Coldwater Creek Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Coldwater Creek Inc. and subsidiaries referred to above contains an explanatory paragraph indicating that the Company restated its consolidated financial statements as of and for the fiscal year ended January 28, 2006 in order to correct an error in accounting for fees received under its co-branded customer credit card program.

KPMG LLP

Boise, Idaho

June 20, 2006

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

None

Item 9A. CONTROLS AND PROCEDURES (restated)

(a) Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, the Company’s management conducted an evaluation (under the supervision and with the participation of its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer) as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of January 28, 2006. In connection with the restatement of the Company’s consolidated financial statements (see Note 2, Restatement of Prior Financial Information, under Item 8 Consolidated Financial Statements and Supplementary Data), under the direction of its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and controls over financial reporting, and identified a material weakness in its internal control over financial reporting related to the Company’s recognition of revenue under its co-branded credit card program, as discussed in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Based on this reevaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2006.

(b) Management’s Report on Internal Control Over Financial Reporting (restated)

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. Management’s assessment was based on criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In the Company’s Annual Report in Form 10-K for the year ended January 28, 2006, filed on April 13, 2006, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006. Subsequently, the Company determined to restate certain of its previously issued financial statements to correct the recognition of revenue under its co-branded credit card program. As a result of this restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified a material weakness related to the recognition of revenue under its co-branded credit card program that existed as of January 28, 2006. Specifically, the Company determined that it lacked technical expertise to evaluate revenue arrangements containing multiple deliverables and effectively identify and analyze the terms of such arrangements to ensure that financial reporting complied with generally accepted accounting principles. As a result, the Company has restated the interim financial statements in its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 and the fiscal 2005 financial statements and fourth quarter financial information included in its Form 10-K for the year ended January 28, 2006 to correct an overstatement in credit card marketing revenue.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of the aforementioned material weakness related to the Company’s accounting for revenue arrangements containing multiple deliverables, management has revised its previously reported assessment and has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s restated assessment of the Company’s internal control over financial reporting, included elsewhere in this report.

(c) Remediation of Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting noted in Management’s Report on Internal Control Over Financial Reporting, subsequent to January 28, 2006, the Company intends to implement additional review procedures, including improving the level of the Company’s accounting expertise by increasing both internal and external resources. The Company intends to begin implementing these measures during the second quarter of fiscal 2006 and to test these controls during fiscal 2006 to determine if the material weakness has been remediated. While the Company believes that these steps will remedy the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that its internal control over financial reporting is effective as of the end of the 2006 fiscal year.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report are as follows:

1. Financial Statements.

See listing of Financial Statements included as part of this Form 10-K/A in Item 8 of Part II.

2. Financial Statement Schedules:

Page
Index to financial statement schedules

Independent Registered Public Accountant’s Report on Financial Statement Schedule	82

Schedule II – Valuation and Qualifying Accounts	83

(B) Exhibits:

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company’s S-1, file No. 333-16651)

3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company’s Fiscal 2004 Third Quarter Report on Form 10-Q)

3.2*	Amended and Restated Bylaws (filed with the Company’s S-1, file No. 333-16651)

3.2.1*	Amendment to Amended and Restated Bylaws (filed with the Company’s fiscal 2003 Second Quarter Report on Form 10-Q)

4.1*	Specimen of Stock Certificate (filed with the Company’s S-1/A, file No. 333-16651)

10.1*	Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s S-1, file No. 333-16651)

10.1.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s fiscal 2003 Annual Report on Form 10-K)

10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company’s S-1/A, file No. 333-16651)

10.3.2*	Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company’s fiscal 2004 Annual Report on Form 10-K)

10.4.1*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company’s Definitive Proxy Statement filed May 10, 2005)

10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, file No. 333-16651)

10.5.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company’s Fiscal 2005 Annual Report on Form 10-K)

10.8.2*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

10.8.3*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)

10.9*+	Three-year Employee Retention Compensation Agreements (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)

10.9.1*+	2004 Salaried Employee Performance Incentive Award Program (filed with Company’s Fiscal 2004 Third Quarter Report on Form 10-Q)

10.9.2*+	Material Terms for Payment of Executive Incentive Compensation (filed as Exhibit 99.1 to Form 8-K dated February 12, 2005)

10.9.3*+	2005 Incentive Award Program for Executives (filed as exhibit 99.2 to Form 8-K dated February 12, 2005)

10.9.4*+	2006 Incentive Award Program for Executives (filed as Exhibit 99.1 to Form 8-K dated February 13, 2006)

10.10*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/ Stock Issuance Plan (Filed with the Company’s Fiscal 2004 Annual Report on Form 10-K)

10.11*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

10.12*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)

10.13*+	Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)

10.13.1*+	Amendment No. 1 to Supplemental Executive Retirement Plan (filed with the Company’s Fiscal 2005 Third Quarter Report on Form 10-Q)

10.14*+	Consulting Agreement between Warren R. Hashagen and the Company (filed as Exhibit 99.1 to Form 8-K dated June 3, 2005)

10.15*	Summary of Jet Fractional Share Agreement (filed with the Company’s Fiscal 2005 First Quarter Report on Form 10-Q)

10.16*	Separation and Release Agreement for Duane Huesers dated December 27, 2005 (filed with the Company’s Fiscal 2005 Annual Report on Form 10-K)

16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 6, 2002 (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

21*	List of Subsidiaries (filed with the Company’s Fiscal 2005 Second Quarter Report on Form 10-Q)

23	Consent of Independent Registered Public Accountants

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

*	PREVIOUSLY FILED
+	Represent management contracts or compensatory plans, contracts or arrangements in which the Company’s directors or named executive officers participate required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

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
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis C. Pence Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 20, 2006

/s/ Melvin Dick Melvin Dick	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	June 20, 2006

/s/ James R. Alexander James R. Alexander	Director	June 20, 2006

/s/ Jerry Gramaglia Jerry Gramaglia	Director	June 20, 2006

/s/ Curt Hecker Curt Hecker	Director	June 20, 2006

/s/ Kay Isaacson-Leibowitz Kay Isaacson-Leibowitz	Director	June 20, 2006

/s/ Robert H. McCall Robert H. McCall	Director	June 20, 2006

/s/ Georgia Shonk-Simmons Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	June 20, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002