Form 10-Q/A
period 2006-04-29
COLDWATER CREEK INC
filed 2006-06-21
CIK 1018005

The following items were the subject of a Form 12b-25 and are included herein: Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 906 of the Sarbanes Oxley Act of 2002.

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

EXPLANATORY NOTE

On June 8, 2006, we filed a notice pursuant to Form 12b-25 under the Securities Exchange Act of 1934, as amended, regarding the omission of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”) from the Quarterly Report on Form 10-Q for the quarter ended April 20, 2006 (the “Form 10-Q”). The officers were unable to provide the 906 Certifications because our independent public accounting firm had not completed its review of the consolidated financial statements appearing in the Form 10-Q under Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), as required by SEC rules. We are filing this amendment to the Form 10-Q to include the 906 Certifications; there are no other changes from the Form 10-Q filed on June 8, 2006 other than to reflect the filing of an amendment to our annual report on Form 10-K for the year ended January 28, 2006 in Note 2 (Preparation of Interim Consolidated Financial Statements and Restatement of Prior Financial Information) to the consolidated financial statements included in Item 1 of this quarterly report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Strategic Initiatives included in Item 2.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on June 8, 2006, and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

Coldwater Creek Inc.

Form 10-Q/A

For the Fiscal Quarter Ended April 29, 2006

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

As discussed below under the caption “Restatement of Prior Financial Information,” the Company concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. Concurrently with the filing of this Form 10-Q/A, the Company has filed an amendment to its Form 10-K for fiscal year ended January 28, 2006 (the “Form 10-K/A”) and amendments to its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The quarterly financial statements contained in this quarterly report should be read in conjunction with the consolidated financial statements, and related notes, included in the Company’s most recent Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

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

Concurrently with the filing of this Form 10-Q/A, the Company has filed an amendment to its Form 10-K for fiscal year ended January 28, 2006 and amendments to its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The restatement did not impact the quarter ended April 30, 2005.

As a result of this restatement, the Company’s 2005 financial results have been adjusted as follows:

Second Quarter Ended July 30, 2005

Impact of restatement on select balance sheet accounts:

	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Current deferred co-branded credit card revenue	$—	$482	$482
Income taxes payable	1,509	(518)	991
Deferred co-branded credit card revenue	—	816	816
Retained earnings	$113,978	$(780)	$113,198

Impact on consolidated statement of operations:

	Three Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Net sales	$154,569	$(1,299)	$153,270
Cost of sales	86,895	—	86,895

Gross profit	67,674	(1,299)	66,375
Selling, general and administrative expenses	57,019	—	57,019

Income from operations	10,655	(1,299)	9,356
Interest, net and other	962	—	962

Income before income taxes	11,617	(1,299)	10,318
Income tax provision	4,635	(518)	4,117

Net income	$6,982	$(781)	$6,201

Net income per share - Basic	$0.08		$0.07
Net income per share - Diluted	$0.07		$0.07

Third Quarter Ended October 29, 2005

Impact of restatement on select balance sheet accounts:

	October 29, 2005	Adjustments	October 29, 2005
	(as previously reported)		(as restated)
Current deferred co-branded credit card revenue	$—	$1,683	$1,683
Income taxes payable	3,748	(1,827)	1,921
Deferred co-branded credit card revenue	—	2,896	2,896
Retained earnings	$126,411	$(2,752)	$123,659

Impact on consolidated statement of operations:

	Three Months Ended
	October 29, 2005	Adjustments	October 29, 2005
	(as previously reported)		(as restated)
Net sales	$190,115	$(3,280)	$186,835
Cost of sales	99,325	—	99,325

Gross profit	90,790	(3,280)	87,510
Selling, general and administrative expenses	71,118	—	71,118

Income from operations	19,672	(3,280)	16,392
Interest, net and other	1,015	—	1,015

Income before income taxes	20,687	(3,280)	17,407
Income tax provision	8,254	(1,309)	6,945

Net income	$12,433	$(1,971)	$10,462

Net income per share - Basic	$0.14		$0.11
Net income per share - Diluted	$0.13		$0.11

Fourth Quarter Ended January 28, 2006

Impact of restatement on select balance sheet accounts:

	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Current deferred income tax asset	$1,359	$(1,214)	$2,573
Deferred income tax asset	—	(1,850)	1,850
Current deferred co-branded credit card revenue	—	3,112	3,112
Deferred co-branded credit card revenue	—	5,428	5,428
Deferred income tax liability	267	(267)	—
Retained earnings	$145,284	$(5,209)	$140,075

Impact on consolidated statement of operations:

	Three Months Ended
	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net sales	$287,883	$(3,961)	$283,922
Cost of sales	155,458	—	155,458

Gross profit	132,425	(3,961)	128,464
Selling, general and administrative expenses	101,861	—	101,861

Income from operations	30,564	(3,961)	26,603
Interest, net and other	1,451	—	1,451

Income before income taxes	32,015	(3,961)	28,054
Income tax provision	13,142	(1,504)	11,638

Net income	$18,873	$(2,457)	$16,416

Net income per share - Basic	$0.21		$0.18
Net income per share - Diluted	$0.20		$0.17

Fiscal Year Ended January 28, 2006

Impact on consolidated statement of operations:

	Twelve Months Ended
	January 28, 2006	Adjustments	January 28, 2006
	(as previously reported)		(as restated)
Net sales	$788,203	$(8,540)	$779,663
Cost of sales	424,478	—	424,478

Gross profit	363,725	(8,540)	355,185
Selling, general and administrative expenses	289,465	—	289,465

Income from operations	74,260	(8,540)	65,720
Interest, net and other	4,186	—	4,186

Income before income taxes	78,446	(8,540)	69,906
Income tax provision	31,667	(3,331)	28,336

Net income	$46,779	$(5,209)	$41,570

Net income per share - Basic	$0.51		$0.45
Net income per share - Diluted	$0.50		$0.44

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Accordingly, financial statements of prior periods presented in this Form 10-Q/A have not been revised to reflect the impact of SFAS 123R. The valuation provisions of SFAS 123R apply to new awards granted after the effective date and to previously granted awards that are subsequently modified or cancelled after the effective date. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.

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

The total compensation and dates to be paid as of April 29, 2006, are summarized as follows (in thousands):

Description	Amount	Dates to be paid
Executive employees:
Dan Moen, Chief Information Officer	$225	May 2007
Thirty-two non-executive employees	$4,600	July 2006 -April 2009
Authorized subsequent to April 29, 2006:
Five non-executive employees	$495	May 2008 -April 2009

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

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to descriptions of these risks set forth in our “Risk Factors” in our most recent Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006, as well as in this Quarterly Report on Form 10-Q/A and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Recent Developments and Strategic Initiatives

Restatement of Prior Financial Information. On May 22, 2006, we concluded, in consultation with our independent registered public accounting firm, that the consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. The restatement was to correct the manner in which we recognized fees received under the co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. Previously, we included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees will now be deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. As the co-branded credit card program did not begin until the second quarter of fiscal 2005, there is no impact on the financial statements for the fiscal 2005 first quarter. Concurrently with the filing of this Form 10-Q/A, we have filed an amendment to the Form 10-K for the year ended January 28, 2006 and amendments to the Form 10-Q’s for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. Please refer to Note 2 “Summary of Significant Accounting Policies” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this restatement.

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

The accounting policies listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. With respect to our critical accounting policies, even a relatively minor variance between our actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006, for further details.

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