Form 10-Q
period 2006-07-29
COLDWATER CREEK INC
filed 2006-09-07
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended July 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 25, 2006
Common Stock ($.01 par value)	92,449,139

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended July 29, 2006

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	July 29, 2006	January 28, 2006	July 30, 2005
		(restated)	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,258	$131,856	$93,154
Receivables	29,019	28,814	25,641
Inventories	123,930	86,309	74,125
Prepaid and other	11,603	8,319	8,120
Prepaid and deferred marketing costs	12,748	10,438	6,620
Deferred income taxes	3,053	2,573	1,079

Total current assets	293,611	268,309	208,739
Property and equipment, net	208,191	178,897	140,605
Deferred income taxes	2,745	1,850	4,833
Restricted cash	4,444	4,453	1,007
Intangible assets	4,667	4,667	—
Other	451	234	297

Total assets	$514,109	$458,410	$355,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,624	$76,329	$50,784
Current deferred co-branded credit card revenue	4,343	3,112	482
Accrued liabilities	42,757	45,481	30,626
Income taxes payable	9,650	11,377	991

Total current liabilities	145,374	136,299	82,883
Deferred rents	77,094	62,632	54,692
Deferred co-branded credit card revenue	7,427	5,428	816
Supplemental Employee Retirement Plan	5,651	4,982	—
Other	680	672	196

Total liabilities	236,226	210,013	138,587

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,445,324, 92,020,161 and 91,526,694 shares issued, respectively	924	920	916
Additional paid-in capital	113,298	108,316	103,882
Deferred compensation on restricted stock	—	(914)	(1,102)
Retained earnings	163,661	140,075	113,198

Total stockholders’ equity	277,883	248,397	216,894

Total liabilities and stockholders’ equity	$514,109	$458,410	$355,481

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated)		(restated)
Net sales	$216,422	$153,270	$431,683	$308,906
Cost of sales	115,090	86,895	229,074	169,694

Gross profit	101,332	66,375	202,609	139,212
Selling, general and administrative expenses	83,250	57,019	167,004	116,488

Income from operations	18,082	9,356	35,605	22,724
Interest, net, and other	1,846	962	3,452	1,720

Income before income taxes	19,928	10,318	39,057	24,444
Income tax provision	7,914	4,117	15,471	9,752

Net income	$12,014	$6,201	$23,586	$14,692

Net income per share - Basic	$0.13	$0.07	$0.26	$0.16

Weighted average shares outstanding - Basic	92,428	91,352	92,324	91,200
Net income per share - Diluted	$0.13	$0.07	$0.25	$0.16

Weighted average shares outstanding - Diluted	94,722	94,276	94,694	94,145

The accompanying notes are an integral part of these financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 29, 2006	July 30, 2005
		(restated)
OPERATING ACTIVITIES:
Net income	$23,586	$14,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,890	11,801
Amortization of Supplemental Employee Retirement Plan	669	100
Deferred rent amortization	(2,329)	(1,167)
Deferred income taxes	(1,375)	(3,600)
Stock-based compensation	1,061	—
Tax benefit from exercises of stock options	3,357	1,994
Excess tax benefit from exercise of stock options	(3,123)	—
Other	535	(115)
Cash provided/(used) by changes in operating assets and liabilities:
Receivables	(205)	(12,924)
Inventories	(37,621)	(10,373)
Prepaid and other	(3,284)	(1,507)
Prepaid and deferred marketing costs	(2,310)	285
Accounts payable	11,602	167
Accrued liabilities	(4,556)	(2,450)
Income taxes payable	(1,727)	(3,744)
Deferred co-branded credit card revenue	3,230	1,298
Deferred rents	18,623	17,477
Other changes in non-current assets and liabilities	(341)	—

Net cash provided by operating activities	22,682	11,934

INVESTING ACTIVITIES:
Purchase of property and equipment	(45,449)	(30,289)
Escrow and restricted cash	—	(1,007)

Net cash used by investing activities	(45,449)	(31,296)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	1,046	1,312
Excess tax benefit from exercise of stock options	3,123	—

Net cash provided by financing activities	4,169	1,312

Net decrease in cash and cash equivalents	(18,598)	(18,050)
Cash and cash equivalents, beginning	131,856	111,204

Cash and cash equivalents, ending	$113,258	$93,154

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

The Company has four wholly-owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenue or expenses. Aspenwood Advertising, Inc., designs, produces and distributes catalogs and other advertising materials used in Coldwater Creek’s business. The fourth subsidiary was created to manage the Company’s Coldwater Creek ~ The Spa line of business.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year commences. The Company’s fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by the majority of national retail companies. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but will occasionally give rise to an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. The 2006 fiscal year will be a fifty-three week fiscal year.

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

As discussed below under the caption “Restatement of Prior Financial Information,” during the first quarter of fiscal 2006 the Company concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. As such, the Company filed an amendment to its Form 10-K for the fiscal year ended January 28, 2006 (the Form 10-K/A) and amendments to its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The quarterly financial statements contained in this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

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

Restatement of Prior Financial Information

During the second quarter of fiscal 2006, the Company concluded that its consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. As such, the Company amended its Form 10-K for the fiscal year ended January 28, 2006 and its quarterly reports on Form 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information.

The restatement corrected the manner in which fees were recognized under the Company’s co-branded customer credit card program which was introduced during the second quarter of fiscal 2005. Under this program, the Company receives from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated.

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

As a result of this restatement, the Company’s financial results for the three months ended July 30, 2005 have been adjusted as follows (in thousands, except per share data):

	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Current deferred co-branded credit card revenue	$—	$482	$482
Income taxes payable	1,509	(518)	991
Deferred co-branded credit card revenue	—	816	816
Retained earnings	113,978	(780)	113,198

	Three Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Net sales	$154,569	$(1,299)	$153,270
Cost of sales	86,895	—	86,895

Gross profit	67,674	(1,299)	66,375
Selling, general and administrative expenses	57,019	—	57,019

Income from operations	10,655	(1,299)	9,356
Interest, net and other	962	—	962

Income before income taxes	11,617	(1,299)	10,318
Income tax provision	4,635	(518)	4,117

Net income	$6,982	$(781)	$6,201

Net income per share - Basic	$0.08		$0.07
Net income per share - Diluted	$0.07		$0.07

As a result of this restatement, the Company’s financial results for the six months ended July 30, 2005 have been adjusted as follows (in thousands, except per share data):

	Six Months Ended
	July 30, 2005	Adjustments	July 30, 2005
	(as previously reported)		(as restated)
Net sales	$310,205	$(1,299)	$308,906
Cost of sales	169,694	—	169,694

Gross profit	140,511	(1,299)	139,212
Selling, general and administrative expenses	116,488	—	116,488

Income from operations	24,023	(1,299)	22,724
Interest, net and other	1,720	—	1,720

Income before income taxes	25,743	(1,299)	24,444
Income tax provision	10,270	(518)	9,752

Net income	$15,473	$(781)	$14,692

Net income per share - Basic	$0.17		$0.16
Net income per share - Diluted	$0.16		$0.16

Throughout this Form 10-Q all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

For additional information regarding this restatement, see “Note 2. Significant Accounting Policies, Restatement of Prior Financial Information” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for fiscal 2005.

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

Direct Response Advertising

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows the Company to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print these costs are reclassified to deferred marketing costs. These costs are then amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising costs of $17.9 million and $12.2 million for the three months ended July 29, 2006 and July 30, 2005, respectively and $40.9 million and $30.4 million for the six months ended July 29, 2006 and July 30, 2005, respectively are included in consolidated selling, general and administrative expenses.

Non-Direct Response Advertising

Non-direct response advertising includes commission expenses associated with the Company’s participation in a web-based affiliate program and retail store promotional and signage expenses. These costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $3.9 million and $3.0 million for the three months ended July 29, 2006 and July 30, 2005, respectively and $7.8 million and $5.2 million for the six months ended July 29, 2006 and July 30, 2005, respectively are included in consolidated selling, general and administrative expenses.

Deferred Rents

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original term of the lease (which includes the build-out period). For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing on the date the Company takes possession of a store. This occurs prior to commencement of the lease and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments made. The difference between the two amounts is recorded as a deferred credit under the caption “Deferred rents” in the Consolidated Balance Sheets. In the later years of a lease with rent escalations the recorded rent expense will be less than the actual cash payments made. The difference between the two amounts reduces the previously recorded deferred credit. Deferred credits related to rent escalation were $12.4 million and $8.6 million at July 29, 2006 and July 30, 2005, respectively.

Additionally, certain of the Company’s operating leases contain terms which obligate the landlord to remit cash to the Company as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. The Company records a receivable for the amount of the tenant allowance when it takes possession of a store. At the same time, a deferred credit is established in an equal amount under the caption “Deferred rents” in the Consolidated Balance Sheets. The tenant allowance receivable is reduced as the cash is received from the landlord. The deferred credit is amortized as a reduction to rent expense over the period in which rental expense is recognized for the lease. Deferred credits related to tenant allowances, including both the current and long-term portions, were $75.1 million, $60.6 million and $52.7 million at July 29, 2006, January 28, 2006 and July 30, 2005, respectively.

Asset Retirement Obligations

Financial Accounting Standards Board (FASB) Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” became effective on January 1, 2003. SFAS 143 prescribes the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This Interpretation clarified when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005.

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

Store and Spa Pre-Opening Costs

The Company incurs certain preparation and training costs prior to the opening of a retail store or spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.6 million and $0.9 million during the second quarters of fiscal 2006 and fiscal 2005, respectively. Pre-opening costs were approximately $2.7 million and $1.5 million during the first six months of fiscal 2006 and fiscal 2005, respectively.

List Rental Income (Expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
List rental income	$281	$352	$781	$987
List rental (expense)	(115)	(48)	(183)	(147)

Net list rental income (expense)	$166	$304	$598	$840

Interest, Net and Other

Interest, net and other consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2005	July 30, 2005
Interest (expense), including financing fees	$(23)	$(29)	$(126)	$(67)
Interest income	1,782	791	3,376	1,475
Other income	244	333	545	567
Other (expense)	(157)	(133)	(343)	(255)

Interest, net, and other	$1,846	$962	$3,452	$1,720

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Dilutive common share equivalents include the dilutive effect of stock options and RSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated)		(restated)
Net income	$12,014	$6,201	$23,586	$14,692

Weighted average common shares outstanding during the period (for basic calculation)	92,428	91,352	92,324	91,200
Dilutive effect of common share equivalents	2,294	2,924	2,370	2,945

Weighted average common shares and common share equivalents (for diluted calculation)	94,722	94,276	94,694	94,145

Net income per common share - basic	$0.13	$0.07	$0.26	$0.16

Net income per common share - diluted	$0.13	$0.07	$0.25	$0.16

The computation of the dilutive effect of common share equivalents excluded options to purchase 248,286 and 13,500 shares of common stock in the three-months ended July 29, 2006 and July 30, 2005, respectively and 242,525 and 18,000 shares of common stock for the six-months there ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

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

The Company elected the modified prospective transition method as permitted by SFAS 123R. Under this method, financial statements of periods prior to adoption of SFAS 123R are not required to be revised to reflect the impact of SFAS 123R. Consequently, prior periods presented in this Form 10-Q are not comparable with the corresponding current periods. The valuation provisions of SFAS 123R apply to new awards granted after the effective date and to previously granted awards that are subsequently modified or cancelled after the effective date. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Any unearned or deferred compensation related to earlier awards has been eliminated against additional paid-in capital.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. As required by SFAS 123R, the Company, on a prospective basis, now presents the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow. This requirement reduced and increased the amount recorded as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

As discussed above, prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed by APB 25, and provided the required pro forma disclosures of SFAS 123. The following table presents the effect on net income and earnings per share had compensation expense been recognized based upon the estimated fair value on the grant date in accordance with SFAS 123 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	(restated)	(restated)
	July 30, 2005	July 30, 2005
Net Income:
As reported	$6,201	$14,692
Add: Stock-based compensation included in net income, net of related tax effects	60	60
Deduct: Impact of applying SFAS 123	(267)	(441)

Pro forma	$5,994	$14,311

Net income per share:
As reported — Basic	$0.07	$0.16
Pro forma — Basic	$0.07	$0.16
As reported — Diluted	$0.07	$0.16
Pro forma — Diluted	$0.06	$0.15

Disclosures for the quarter ended July 29, 2006 are not presented as these amounts are recognized in the consolidated financial statements. Total stock-based compensation expense recognized for the three and six months ended July 29, 2006 was approximately $0.6 and $1.1 million, respectively, before income taxes. This amount is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The related tax benefit was approximately $118,000 and $236,000 for the three and six months ended July 29, 2006, respectively. The Company did not capitalize any stock-based compensation expense.

The fair value for stock awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for the three- and six-month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Risk free interest rate (1)	4.8%	3.8%	4.7%	3.8%
Expected volatility (2)	58.0%	61.7%	59.2%	62.5%
Expected life (in years) (3)	5	4	5	4
Expected dividends (4)	None	None	None	None
Estimated fair value per option granted	$13.9	$7.9	$13.3	$7.4

(1)	The risk-free interest rate is based on the U.S. Treasury strip rates in affect at the time of the grant with an equivalent remaining term.

(2)	The expected Company stock price volatility is based on a combination of historical volatility and the implied volatility of its exchange traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was based solely on historical experience.

(3)	The expected term of the options represents the weighted average period the stock options are expected to remain outstanding. This term is derived from historical experience, taking into consideration expected future employee behavior.

(4)	The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which differ significantly from the Company’s stock options as traded options have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.

Accounting for Vendor Allowances

The Company accounts for allowances received from its merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of the Company’s inventory and, when sold, as cost of sales. The Company’s consolidated cost of sales includes allowances from merchandise vendors of $1.9 million and $1.4 million in the second quarter of fiscal 2006 and 2005, respectively. The Company’s consolidated costs of sales includes allowances from merchandise vendors of $3.4 million and $5.0 million for the first six months of fiscal 2006 and fiscal 2005, respectively.

Issued Accounting Standards Not Yet Adopted

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. The Company currently presents all taxes on a net basis and has elected not to change its presentation method. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This Interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions in the fiscal year beginning January 28, 2007.

3.	Receivables

Receivables consist of the following (in thousands):

	July 29, 2006	January 28, 2006	July 30, 2005
Tenant improvement	$19,929	$16,764	$18,823
Trade	5,852	7,117	4,485
Co-branded credit card	2,386	3,247	1,668
Other	590	721	298
Customer list rental	262	965	367

	$29,019	$28,814	$25,641

The Company evaluates the credit risk associated with its receivables. At July 29, 2006, January 28, 2006 and July 30, 2005 no reserve was deemed necessary.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 29, 2006	January 28, 2006	July 30, 2005
Accrued payroll, related taxes and benefits	$10,657	$12,115	$9,806
Gift certificate/card/coupon liability	11,822	14,126	7,507
Current portion of deferred rents	10,426	8,594	6,642
Accrued sales returns	5,732	5,871	3,474
Accrued taxes	3,481	4,142	3,011
Other	639	633	186

	$42,757	$45,481	$30,626

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

As of July 29, 2006, options granted to employees to purchase 2,765,997 shares of the Company’s common stock and options granted to present and former non-employee directors to purchase 468,382 shares of the Company’s common stock remained outstanding.

The following table summarizes the activity for outstanding stock options for the six months ended July 29, 2006:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 28, 2006	3,732,812	$5.30
Granted	37,308	24.20
Exercised	(406,929)	2.57
Forfeited	(128,812)	6.20

Outstanding, July 29, 2006	3,234,379	$5.81	5.86	$45,672,880

Exercisable, July 29, 2006	2,158,976	$3.64	5.00	$35,167,917

The Company recorded $150,000 and $1.0 million in cash received from the exercise of stock options for the three and six months ended July 29, 2006, respectively. Related tax benefits of $587,000 and $3.4 million were also recorded for the same periods, respectively. The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $19.93 as of the last business day of the quarter ended July 29, 2006. This is the price that would have been received by grantees if all options had been exercised on that date.

Additional information regarding options outstanding as of July 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.58 — $ 1.99	465,126	5.69	$1.92	303,130	$1.92
$ 2.00 — $ 2.99	1,092,939	4.66	2.45	961,313	2.43
$ 3.00 — $ 4.99	650,224	4.81	3.58	554,542	3.54
$ 5.00 — $ 9.99	418,063	7.55	7.31	244,968	7.50
$10.00 — $18.99	374,469	7.34	12.88	95,023	12.04
$19.00 — $27.80	233,558	9.39	21.45	—	—

	3,234,379	5.86	$5.81	2,158,976	$3.64

Employees and non-employee directors have been granted 111,375 RSUs under the Plan which remained outstanding at July 29, 2006. As of July 29, 2006, 6,600 RSUs have been forfeited and 7,430 have vested. The compensation expense related to RSUs is being amortized over the vesting periods. During the three and six months ended July 29, 2006 the Company recorded approximately $132,000 and $267,000, respectively, of amortized deferred compensation expense related to grants of RSUs. During the three months ended July 30, 2005 approximately $100,000 of deferred compensation expense related to grants of RSUs was recognized. No RSUs were granted prior the second quarter of fiscal 2005.

The following table summarizes the activity for unvested RSUs for the six months ended July 29, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 28, 2006	113,030	$11.74
Granted	4,945	25.27
Vested	(7,430)	16.81
Forfeited	(6,600)	11.38

Unvested, July 29, 2006	103,945	$12.04

As of July 29, 2006, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $4.8 million. This expense is expected to be recognized over a weighted-average period of 3.1 years. During the six months ended July 29, 2006, the total intrinsic value of stock options exercised was $9.3 million. During the six months ended July 29, 2006, the total fair value of RSUs vested was approximately $188,000.

The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. At July 29, 2006, 4,174,050 shares of common stock remain available for future grants under the Plan.

6.	Deferred Compensation Program

The Compensation Committee of the Company’s Board of Directors (the Committee) authorized compensation bonus pools for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (Section 16 officers) that, in aggregate, totaled $225,000 at July 29, 2006. The Company’s Chief Executive Officer authorized compensation bonus pools for other employees that, in aggregate, totaled $4.7 million at July 29, 2006. These bonus pools serve as additional incentives to retain certain key employees. The Company is accruing the related compensation expense to each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At July 29, 2006 and July 30, 2005, the Company had accrued $1.7 million and $2.9 million, respectively, related to these compensation bonus pools. These amounts are included under the caption “Accrued liabilities” on the Company’s Consolidated Balance Sheets.

The total compensation and dates to be paid as of July 29, 2006, are summarized as follows (in thousands):

Description	Amount	Dates to be paid
Executive employees:
Dan Moen, Chief Information Officer	$225	May 2007

Thirty-four non-executive employees	$4,745	Feb 2007 –August 2009

Authorized subsequent to July 29, 2006:
Four non-executive employees	$550	August 2009

The payment of the amounts noted above is contingent upon both the employee and the Company achieving the performance criteria specified in the individual agreements.

7.	Supplemental Executive Retirement Plan

On October 1, 2005, the Compensation Committee of the Company’s Board of Directors approved a Supplemental Executive Retirement Plan (SERP) for certain executive officers and key employees of the Company effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

Net periodic benefit cost is comprised of the following components for the three and six months ended July 29, 2006 and July 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$87	$—	$174	$—
Interest cost	81	—	162	—
Prior service cost amortization	166	—	332	—

Net periodic benefit cost	$334	$—	$668	$—

As the SERP is an unfunded plan, the Company was not required to make any contributions during the three and six months ended July 29, 2006 and July 30, 2005.

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

During the second quarter of fiscal 2006, there were no expense reimbursements as the Company obtained interests in a business jet fractional share program in October 2005 sufficient to satisfy its executive travel requirements. Aggregate expense reimbursements totaled approximately $203,000 for the second quarter of fiscal 2005 and $523,000 for the first six months of fiscal 2005.

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

Effective June 11, 2005, in connection with his resignation from the Company’s Board of Directors, Warren R. Hashagen entered into an agreement to provide strategic and operational consulting services. The agreement, which expired on June 10, 2006 provided for cash compensation of $20,000 per month, plus reimbursement of expenses. The agreement also included customary confidentiality provisions and required Mr. Hashagen to notify the Company prior to engaging in business activities that were competitive with the Company’s business. This agreement was not renewed.

9.	Revolving Line of Credit

The Company has a credit agreement with Wells Fargo Bank, National Association (the Agreement), providing for an unsecured revolving line of credit of up to $40 million and for up to $40 million in letters of credit. The interest rate under the Agreement is equal to the London InterBank Offered Rate, and is subject to an adjustment based on the Company’s leverage ratio.

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

The Company had $22.7 million, $6.3 million and $13.2 million in outstanding letters of credit at July 29, 2006, January 28, 2006 and July 30, 2005, respectively.

10.	Commitments

The Company leases its distribution center, Coeur d’Alene, Idaho call center, retail, spa and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancelable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and include incremental contingent rental payments based on store sales above specified minimums.

The Company incurred aggregate rent expense under its operating leases of $11.7 million and $8.5 million, including contingent rent expense of $78,000 and $40,000, for the second quarters of fiscal 2006 and 2005, respectively. The Company incurred aggregate rent expense under its operating leases of $22.1 million and $16.0 million, including contingent rent expense of $96,000 and $60,000, for the first six months of fiscal 2006 and 2005, respectively.

As of July 29, 2006, the Company’s minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2006	$22,744
Fiscal 2007	48,113
Fiscal 2008	47,815
Fiscal 2009	47,196
Fiscal 2010	46,137
Thereafter	231,493

Total	$443,498

Subsequent to July 29, 2006, the Company entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, as follows (in thousands):

Remainder of fiscal 2006	$579
Fiscal 2007	3,504
Fiscal 2008	4,264
Fiscal 2009	4,443
Fiscal 2010	4,517
Thereafter	28,827

Total	$46,134

Additionally, the Company had inventory purchase commitments of approximately $235.4 million and $158.5 million at July 29, 2006 and July 30, 2005, respectively.

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

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other temporary programs, require the Company to make continual changes to its collection and reporting systems that may relate to only one taxing jurisdiction. If the Company fails to update its collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject it to interest and penalties, as well as private lawsuits and damage to its reputation. In the opinion of management, resolutions of these matters will have no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Operating segment assets are those directly used in or clearly allocable to an operating segment’s operations. For the retail segment, these assets primarily include inventory, leasehold improvements and furniture and fixtures. For the direct segment, these assets primarily include inventory and prepaid and deferred marketing costs. Corporate and other assets include corporate headquarters, merchandise distribution and shared technology infrastructure as well as corporate cash and cash equivalents and prepaid expenses. Operating segment depreciation and amortization and capital expenditures are correspondingly allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure.

The following table provides certain financial data for the Company’s direct and retail segments as well as reconciliations to the Company’s consolidated financial statements. The accounting policies of the operating segments are the same as those described in “Note 2. Significant Accounting Policies.” Table amounts are noted in thousands.

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated)		(restated)
Net sales (1):
Retail	$143,831	$94,449	$272,397	$178,230
Direct	72,591	58,821	159,286	130,676

Consolidated net sales	$216,422	$153,270	$431,683	$308,906

Operating contribution:
Retail	$27,524	$15,901	$49,715	$31,647
Direct	19,511	11,546	42,798	28,073

Total operating contribution	47,035	27,447	92,513	59,720
Corporate and other	(28,953)	(18,091)	(56,908)	(36,996)

Consolidated income from operations	$18,082	$9,356	$35,605	$22,724

Depreciation and amortization:
Retail	$5,872	$3,927	$11,098	$7,529
Direct	114	160	219	286
Corporate and other	2,825	1,970	5,573	3,986

Consolidated depreciation and amortization	$8,811	$6,057	$16,890	$11,801

Total assets:
Retail			$248,626	$166,125
Direct			52,003	39,217
Corporate and other assets			213,480	150,139

Consolidated total assets			$514,109	$355,481

Cash flow information
Purchase of property and equipment:
Retail	$18,515	$11,992	$33,948	$19,800
Direct	809	2,404	1,837	3,435
Corporate and other	6,147	2,852	9,664	7,054

Purchase of property and equipment	$25,471	$17,248	$45,449	$30,289

(1)	There have been no inter-segment sales during the reported fiscal quarters.

13.	Co-Branded Credit Card Program

During the second quarter of fiscal 2005, the Company introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. During the second quarter of fiscal 2006, management determined that an alternative accounting treatment was appropriate to recognize these fees. Previously, the Company included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The Company restated its prior period financial statements to reflect the revised accounting under which the fees are deferred and recognized as revenue in future periods over the estimated life of the credit card customer relationship. Please refer to Note 2. “Summary of Significant Accounting Policies – Restatement of Prior Financial Information” above for further details concerning this restatement.

In the second quarter and first six months of fiscal 2006, approximately 41,000 and 86,000 cards were activated, respectively. The activation of these cards resulted in the receipt of $3.5 million and $7.0 million in marketing fees, respectively. A portion of the fees received were immediately recognized in consolidated net sales while the remainder was deferred over future periods. During the quarter and six months ended July 29, 2006 the Company recognized in consolidated net sales a total of $2.0 million and $3.9 million, respectively. Of these amounts, $0.9 million and $2.1 million related to credit cards that were activated during the quarter and six months ended July 29, 2006, respectively. The remainder for both periods is the result of the recognition of fee revenue from prior periods that had been previously deferred.

From the co-branded credit card program’s inception in the second quarter of fiscal 2005 to the end of the second quarter of fiscal 2006, the Company has received approximately $19.4 million in marketing fees. As discussed above, the Company defers and recognizes these fees as revenue in future periods over the expected term of its customer relationships. The following table shows the marketing fees received by channel for each fiscal period since the program’s inception (in thousands).

	Deferred Marketing Fees
Fiscal Period	Retail	Internet	Catalog	Total
Q1 2005	$—	$—	$—	$—
Q2 2005	974	570	144	1,688
Q3 2005	2,776	1,077	688	4,541
Q4 2005	3,609	1,673	800	6,082

Fiscal 2005	$7,359	$3,320	$1,632	$12,311

Q1 2006	2,704	758	84	3,546
Q2 2006	3,092	404	47	3,543

Fiscal 2006	$5,796	$1,162	$131	$7,089

Total	$13,155	$4,482	$1,763	$19,400

The following table provides actual and anticipated revenue recognition for the $19.4 million in marketing fees received since the program’s inception through the second quarter of fiscal 2006 (in thousands). Amounts shown for fiscal 2005 as well as the first and second quarter of fiscal 2006 are actual marketing fee revenues recognized during those periods. Amounts for all subsequent periods represent estimates of future recognition of these marketing fees. This schedule is based upon the Company’s current estimates and assumptions of the expected lives of its credit card customer relationships, therefore amounts shown for future periods are subject to change.

	Actual and Expected Amortization of Deferred Marketing Fees
Fiscal Period	Q1	Q2	Q3	Q4	Total
2005	$—	$389	$1,261	$2,121	$3,771
2006	1,885	1,973	1,280	1,107	6,245
2007	1,018	939	874	820	3,651
2008	762	707	662	623	2,754
2009	578	528	487	455	2,048
2010	395	288	161	80	924
2011	7	—	—	—	7

Total					$19,400

The following table provides further detail by channel of the $7.6 million in actual marketing fee revenue recognized since the program’s inception through the second quarter of fiscal 2006 (in thousands).

	Amortization of Deferred Marketing Fees
Fiscal Period	Retail	Internet	Catalog	Total
Q2 2005	$222	$134	$33	$389
Q3 2005	774	301	186	1,261
Q4 2005	1,259	596	266	2,121

Fiscal 2005	$2,255	$1,031	$485	$3,771

Q1 2006	1,429	407	49	1,885
Q2 2006	1,717	232	24	1,973

Fiscal 2006	$3,146	$639	$73	$3,858

Total	$5,401	$1,670	$558	$7,629

To encourage customers to apply for and activate the co-branded credit card the Company provides a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. These discounts are netted against the sales price of the related merchandise. The following table contains a quarterly analysis of these marketing sales discounts (in thousands).

	Marketing Sales Discounts
Fiscal Period	Retail Segment	Direct Segment	Total
Q1 2005	$—	$—	$—
Q2 2005	652	452	1,104
Q3 2005	2,205	1,213	3,418
Q4 2005	1,927	1,373	3,300

Fiscal 2005	$4,784	$3,038	$7,822

Q1 2006	1,377	443	1,820
Q2 2006	1,357	238	1,595

Fiscal 2006	$2,734	$681	$3,415

Total	$7,518	$3,719	$11,237

In addition to marketing sales discounts the Company also incurs the cost of printing and mailing customized catalogs to customers who have been pre-approved by the credit card issuer to receive a credit card offer. These costs are expensed as incurred as selling, general and administrative expenses. The following table contains a quarterly analysis of these other marketing costs (in thousands).

Fiscal Period	Other Marketing Costs
Q1 2005	$—
Q2 2005	77
Q3 2005	335
Q4 2005	489

Fiscal 2005	$901

Q1 2006	284
Q2 2006	80

Fiscal 2006	$364

Total	$1,265

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in the Company’s credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise.

To offset the cost of merchandise coupons issued for points accumulated under the co-branded credit card reward program, the Company receives a sales royalty from the issuing bank. This sales royalty is based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The fees received for honoring reward coupons are deferred and recognized when a cardholder uses reward coupons to purchase Company merchandise. The amount of sales royalties recognized in the current period was $1.2 million.

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

References to a fiscal year mean the calendar year in which the fiscal year begins. We currently operate in two reportable segments: retail and direct.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $216.4 million in net sales in the second quarter of fiscal 2006. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with an average household income in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

Restatement of Prior Financial Information

During the second quarter of fiscal 2006, we concluded, in consultation with our independent registered public accounting firm, that the consolidated financial statements for the fiscal year ended January 28, 2006, and for the second, third and fourth quarters of fiscal 2005, should be restated and that those previously filed financial statements and Management’s Report on Internal Control Over Financial Reporting should no longer be relied upon. We have since amended the Form 10-K for the year ended January 28, 2006 and the Forms 10-Q for the quarters ended July 30, 2005 and October 29, 2005 to include the restated annual and quarterly financial information. The restatement was to correct the manner in which we recognized fees received under the co-branded customer credit card program, which began in the second quarter of fiscal 2005. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. Previously, we included the fee income in consolidated net sales in the period in which a customer’s card was issued and activated. The fees are now deferred and recognized as revenue in future periods over the estimated life of the related credit card customer relationships. Please refer to Note 2 “Summary of Significant Accounting Policies – Restatement of Prior Financial Information” in the Condensed Notes to the Consolidated Financial Statements for further details concerning this restatement.

Recent Developments and Strategic Initiatives

Retail Expansion. We expect the retail business to be the key driver of our growth strategy. We anticipate this growth to be derived from the expansion of our premium store base. As of July 29, 2006, we operated 196 premium retail stores, as well as one resort store and 22 merchandise clearance outlet stores in 143 markets. As of the date of this report, seven premium retail stores and one outlet store have been opened in the third quarter of fiscal 2006, bringing the total premium retail store count to 203 and the total outlet store count to 23. We currently plan to open a total of approximately 65 premium retail stores in 2006. We either have signed, fully executed leases or are currently in lease agreement negotiations for all of those stores. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

National Magazine Advertising. One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. Our investment in national magazine advertisement increased to $5.4 million in the second quarter of 2006 from $1.2 million in the second quarter of 2005. This increase is the result of a 324% increase in circulation due to an increase in the number of publications in which we placed advertisements and the frequency with which those advertisements were placed. We currently plan to invest approximately $24 million in national magazine advertising during 2006. As the retail expansion provides an increased number of potential customers with access to our merchandise, it is an ideal time for us to focus on building brand recognition, which over time we believe will translate into increased market share and improved profitability.

Direct Sourcing. Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past two years, however, we have begun to work directly with foreign manufacturers. The expected benefits of direct sourcing include improved control over the production, quality and transportation of our merchandise. We believe these benefits will ultimately result in faster speed to market, improved quality and margins. We launched our direct sourcing initiative in the third quarter of fiscal 2004. During 2005 we purchased approximately 15% of our merchandise directly from manufacturers. Our goal for 2006 is to purchase at least 30% of our total merchandise directly, and we are well on our way to reaching that goal. We currently plan to direct source 50% of our merchandise purchases by the end of 2007 and approximately 70% by the end of 2008. To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of 2005 and an office in India in the first quarter of 2006. The primary functions of these offices are product development and production management.

Coldwater Creek Catalog. In the first quarter of 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it features merchandise available in our premium retail stores and is designed to encourage customers to shop at those stores. As such, it is mailed into markets where premium retail stores are located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the retail store. While the catalog is designed to effectively increase retail segment sales, we believe it also contributes, although to a lesser extent, to direct segment sales. During the second quarter of 2006, we mailed approximately 2.0 million Coldwater Creek catalogs. No Coldwater Creek catalogs were mailed during the second quarter of 2005. We plan to mail approximately 19.7 million Coldwater Creek catalogs during 2006, up from 11.9 million during 2005.

Coldwater Creek ~ The Spa. In the fourth quarter of 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. Based on positive response to this concept from focus groups comprised of both customers and non-customers, we learned there is a strong familiarity with the Coldwater Creek brand and its focus on providing exceptional customer service, as well as a broad consensus that we are well-suited to provide this new service. During the first quarter of 2006 we opened one of six planned test spa locations. The remaining five locations were opened in the second quarter. While initial response has been positive, the period of time during which these locations have been open is too short to properly assess the viability of the concept. We estimate the impact of the day spa concept to be a reduction in operating margin of approximately 150 and 110 basis points, respectively for the quarter and six months ended July 29, 2006. The day spa concept differs in many aspects from our core business and will require special attention to fully assess its long-term potential. Therefore we anticipate incurring additional expense, primarily for marketing and promotion.

West Virginia Distribution Center Expansion. To effectively support our retail expansion strategy, we must have adequate warehouse and distribution capacity. We estimate that our 610,000-square-foot distribution center located in Mineral Wells, West Virginia is currently able to service up to 300 premium retail stores. In anticipation of retail expansion beyond that estimated capacity, we made the decision in the fourth quarter of fiscal 2005 to expand our existing distribution center. This expansion will increase the size of the distribution center to approximately 960,000 square feet. Construction on this expansion began in the fiscal 2006 first quarter and will be completed during the fiscal 2006 third quarter.

IT Initiatives. As part of ongoing efforts to monitor operating efficiency and the ability of the Company’s infrastructure to accommodate current and planned growth, we are currently taking steps to improve various information technology tools and systems we utilize. Specifically, we have recently begun projects to review and enhance several core systems, such as our inventory planning and allocations systems.

Retail Segment Operations

Our retail segment includes our premium retail stores, resort and outlet stores and test day spas. This segment is the fastest growing segment, generating $143.8 million in net sales, or 66.5% of total net sales in the second quarter of 2006.

Premium Retail Stores

We believe there is an opportunity to grow our premium retail store base to 450 to 500 stores in more than 300 identified markets nationwide over the next four to six years. During the second quarter of 2006, thirteen premium retail stores were opened for a total of 196 premium retail stores in operation as of July 29, 2006. As of the date of this report, seven premium retail stores have been opened in the third quarter of fiscal 2006.

We currently plan to open 65 premium retail stores during 2006, and either have signed or are currently in lease agreement negotiations for all of those stores. Approximately 57% of the stores to be opened in 2006 will be located in lifestyle centers, 37% in traditional malls and 6% in street locations. On average, stores opened during 2006 will be approximately 5,500 square feet in size. We believe we will be able to complete our 2006 expansion plans with available working capital. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

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

Outlet and Resort Stores

We operated 22 outlet stores as of July 29, 2006. One additional outlet store has been opened in the third quarter of fiscal 2006 and an additional two locations are planned for opening during the remainder of the year. Outlet stores are generally located within clusters of premium retail stores to efficiently manage inventory and clearance activities, but far enough away to avoid significantly diminishing premium store sales. Unlike many other apparel retailers, we use outlet stores only to sell overstocked premium items from premium retail stores and do not have merchandise produced directly for them. As of July 29, 2006, we also operated a resort store in Jackson, Wyoming.

Coldwater Creek ~ The Spa

During the first quarter of 2006 we opened one of six planned test spa locations. The remaining five locations were opened in the second quarter. While initial response has been positive, the period of time during which these locations have been open is too short to properly assess the viability of the concept.

Direct Segment Operations

The direct segment, which includes our catalog and e-commerce businesses, generated $72.6 million in net sales, or approximately 33.5% of our total net sales, in the 2006 second quarter. As our base of premium retail stores grows, we expect net sales derived from direct segment operations to decline as a percentage of total net sales. However, the direct segment will continue to be an essential component of our business, driving sales in all channels while also promoting brand awareness.

E-Commerce

We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The website features the entire full-price merchandise offering found in the catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory. As of July 29, 2006, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.1 million.

Customers are driven to the website primarily by catalogs and an expanded e-mail campaign program. This expanded program resulted in the delivery of approximately 38% more e-mails to customers in the second quarter of 2006 versus the second quarter of 2005. We believe this increase was a contributing factor in the 30.1% increase in Internet net sales. We plan to continue this campaign throughout the remainder of 2006, monitoring customer response and adjusting the campaign accordingly.

We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Catalogs

Merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday Gifts-to-Go catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. Approximately 16.3 million catalogs were mailed during the second quarter of 2006 compared to 15.5 million in the second quarter of 2005.

We plan to mail a total of approximately 120 million catalogs in 2006, versus approximately 113 million catalogs mailed in 2005. The largest increase in circulation will be in the Coldwater Creek title. This title is designed to drive traffic to premium retail stores, features merchandise that can be found in those stores and is primarily mailed into markets where we have a premium retail store. As we continue to expand our premium retail store base, we believe we will be provided with additional circulation opportunities in a larger number of markets.

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

Results of Operations

Second Quarter Overview

•	Consolidated net sales increased $63.2 million, or 41.2%, due to:

•	the addition of 60 premium retail stores since the end of the 2005 second quarter;

•	comparable stores sales growth of 13.3% compared to 12.7% in the 2005 second quarter;

•	an expanded national magazine advertising campaign;

•	an increase in catalog circulation;

•	an increase in the frequency of e-mails sent to a growing database of customers; and

•	revenue related to the co-branded credit card program.

Increased revenue was partially offset by discounts offered in conjunction with national magazine advertisements and the co-branded credit card program.

•	Gross profit dollars increased $35.0 million, or 52.7%, and gross profit rate improved to 46.8% of net sales as a result of:

•	improved merchandise margins;

•	recognition of co-branded credit card program fee and royalty revenue; and

•	improved leveraging of premium retail store occupancy costs.

•	Selling, general and administrative expenses (SG&A) increased $26.2 million, or 46.0%, and SG&A rate increased to 38.5% of net sales due to:

•	personnel costs associated with the retail expansion;

•	increased national magazine advertisements; and

•	increased catalog expenses.

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-month periods ended July 29, 2006 compared with the same periods in the prior year. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	July 29, 2006	% of net sales	July 30, 2005	% of net sales	$ change	% change
			(restated)
Net sales	$216,422	100.0%	$153,270	100.0%	$63,152	41.2%
Cost of sales	115,090	53.2%	86,895	56.7%	28,195	32.4%

Gross profit	101,332	46.8%	66,375	43.3%	34,957	52.7%
Selling, general and administrative expenses	83,250	38.5%	57,019	37.2%	26,231	46.0%

Income from operations	18,082	8.4%	9,356	6.1%	8,726	93.3%
Interest, net, and other	1,846	0.9%	962	0.6%	884	91.9%

Income before income taxes	19,928	9.2%	10,318	6.7%	9,610	93.1%
Income tax provision	7,914	3.7%	4,117	2.7%	3,797	92.2%

Net income	$12,014	5.6%	$6,201	4.0%	$5,813	93.7%

Consolidated effective income tax rate	39.7%		39.9%

	Six Months Ended
	July 29, 2006	% of net sales	July 30, 2005	% of net sales	$ change	% change
			(restated)
Net sales	$431,683	100.0%	$308,906	100.0%	$122,777	39.7%
Cost of sales	229,074	53.1%	169,694	54.9%	59,380	35.0%

Gross profit	202,609	46.9%	139,212	45.1%	63,397	45.5%
Selling, general and administrative expenses	167,004	38.7%	116,488	37.7%	50,516	43.4%

Income from operations	35,605	8.2%	22,724	7.4%	12,881	56.7%
Interest, net, and other	3,452	0.8%	1,720	0.6%	1,732	100.7%

Income before income taxes	39,057	9.0%	24,444	7.9%	14,613	59.8%
Income tax provision	15,471	3.6%	9,752	3.2%	5,719	58.6%

Net income	$23,586	5.5%	$14,692	4.8%	$8,894	60.5%

Consolidated effective income tax rate	39.6%		39.9%

Comparison of the Three- and Six-Month Periods Ended July 29, 2006 with the Three- and Six-Month Periods Ended July 30, 2005

Consolidated Net Sales

Consolidated net sales increased during the three and six months ended July 29, 2006 as compared to the same periods in the prior year primarily as of the result of the addition of 60 premium retail stores since the end of the 2005 second quarter. In addition, comparable premium store sales grew by 13.3 percent for the quarter, compared to a 12.7 percent increase in the prior year period.

Beginning in the second quarter of fiscal 2006 we began reporting comparable premium store sales. We have chosen this period to begin reporting comparable premium store sales due to the fact that in the first quarter of fiscal 2006 we reached the milestone of having 100 premium retail stores in our comparable premium store retail base. We believe a store base of this size offers sufficient data to provide meaningful comparable premium store sales information. We currently plan to provide this information on a quarterly basis.

For purposes of calculating comparable premium store sales, a store is considered to be a comparable premium store once it has been in operation for sixteen months following the official store opening date. The sales of that store would be included in the comparable store sales calculation on the first day of the seventeenth month following the official opening date. We include a qualified store in the comparable premium store sales calculation if it has been considered to be a comparable premium store for the entire quarter. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base.

In addition to the opening of new premium retail stores and comparable store sales growth, consolidated net sales for the three and six months ended July 29, 2006 benefited from 324% and 268% increases, respectively, in national magazine advertising circulation as compared with the same periods in the prior year. Catalog circulation also increased by 4.7% and 6.4%, respectively, as compared with the same periods in the prior year. The increases in catalog circulation were comprised mainly of additional Coldwater Creek catalogs, which are designed to drive premium retail store sales. Internet net sales also increased during the three and six months ended July 29, 2006 as approximately 168,000 and 250,000 new names, respectively, were added to our e-mail database. In addition, e-mail frequency increased by 63% and 67%, respectively, as compared to the same periods in the prior year. Fee and royalty revenue related to the co-branded credit card program contributed an additional $2.8 million and $4.7 million, respectively to the overall increase as compared to the same period in the prior year. These positive impacts were partially offset by discounts offered to customers through national magazine advertisements and the co-branded credit program.

Consolidated Cost of Goods Sold/Gross Profit

The increase in consolidated gross profit rate for the three and six months ended July 29, 2006 as compared with the same periods in the prior year resulted primarily from merchandise margin increases of approximately 3.0 and 1.7 percentage points, respectively. The direct sourcing initiative and higher purchase volumes related to the retail expansion largely contributed to these increases through higher initial markups than in previous periods. An increase in full price sales versus disposition sales also contributed to the improvement. Discounts, primarily those related to national magazine advertising, partially offset these improvements.

The gross profit rate for both the three and six months ended July 29, 2006 also benefited from the recognition of co-branded credit card program fee and royalty revenue of $3.2 and $5.0 million, respectively, as well as approximately 0.5 and 0.7 percentage point improvements, respectively, in the leveraging of premium retail store occupancy costs. This leveraging is the result of the distribution of fixed rent and depreciation expenses over an expanded retail base.

Consolidated Selling, General and Administrative Expenses

The increase in consolidated selling, general and administrative expenses (SG&A) for both the three and six months ended July 29, 2006 was largely the result of increased employee expenses, driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel infrastructure to support the expanding retail store base. Boosts in circulation for both national magazine advertisements and catalogs also contributed to the SG&A increase. Circulation for national magazine advertisements increased 324% and 268% for the three and six months ended July 29, 2006, respectively, as compared with the same periods in the prior year. Catalog circulation increased 4.7% and 6.4% over the same periods, respectively.

Consolidated selling, general and administrative expenses expressed as a percentage of consolidated net sales (SG&A rate) increased in both the three and six months ended July 29, 2006 as compared with the same periods in the prior year primarily due to increases of 1.7 and 1.4 percentage points, respectively, in national magazine advertising. Employee expenses, consisting mainly of retail administrative and store employee salaries, wages, taxes and benefits contributed increases of 0.6 and 0.8 percentage points over the same periods, respectively. SG&A rate also increased in the periods as the result of increased travel and depreciation expenses. Travel expenses increased due to the support of the expanded retail store base while increased capital expenditures related to the retail expansion drove depreciation increases.

Partially offsetting these increases in SG&A rate were decreases of 1.4 and 1.8 percentage points in catalog expense for both the three and six month periods ended July 29, 2006 as compared to the same periods in the prior year. This decrease is the result of improved leveraging of catalog expenses as a result of improved net sales in both the direct and retail segments.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year resulted from higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The increase in the consolidated provision for income taxes for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year was the result of higher pre-tax income. The decrease in the effective income tax rate for the same periods reflects a shift to qualified performance-based executive compensation programs which are fully deductible for tax purposes.

Segment Results

Segment Net Sales

The following tables summarize net sales by segment. They are provided to assist in assessing differences in net sales by segment (in thousands).

	Three Months Ended
	July 29, 2006	% of Total	July 30, 2005	% of Total	Change
					$	%
			(restated)
Retail	$143,831	66.5%	$94,449	61.6%	$49,383	52.3%

Internet	49,880	23.0%	38,332	25.0%	11,547	30.1%
Catalog	22,711	10.5%	20,489	13.4%	2,222	10.8%

Direct	72,591	33.5%	58,821	38.4%	13,769	23.4%

Total	$216,422	100.0%	$153,270	100.0%	$63,152	41.2%

	Six Months Ended
	July 29, 2006	% of Total	July 30, 2005	% of Total	Change
					$	%
			(restated)
Retail	$272,397	63.1%	$178,230	57.7%	$94,167	52.8%

Internet	105,426	24.4%	79,392	25.7%	$26,034	32.8%
Catalog	53,860	12.5%	51,284	16.6%	$2,576	5.0%

Direct	159,286	36.9%	130,676	42.3%	$28,610	21.9%

Total	$431,683	100.0%	$308,906	100.0%	$122,777	39.7%

Retail Segment

The growth in retail segment net sales for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year is primarily the result of the addition of 60 premium retail stores since the end of the 2005 second quarter. In addition, comparable premium store sales grew by 13.3 percent for the quarter, compared to a 12.7 percent increase in the prior year period. We believe increased circulation in both national magazine advertisements and catalogs, mainly the Coldwater Creek catalog during the second quarter of 2006 also contributed to the growth in retail segment net sales.

The following table provides a summary of retail segment net sales growth between the 2005 second quarter and the 2006 second quarter (in thousands). The category “Other” is comprised of co-branded credit card fee and royalty revenue as well as shipping income.

Three Months Ended
July 29, 2006
2005 Retail Segment Net Sales	$94,449
Comparable premium store sales	10,035
Noncomparable store sales	37,064
Other	2,284

2006 Retail Segment Net Sales	$143,832

Net sales in outlet and resorts stores decreased $0.7 million and increased $0.4 million in the three and six months ended July 29, 2006 as compared to the same periods in the prior year. The decrease in the three-month period resulted from an increase in sales at full-price versus disposition while the increase in the six-month period is primarily due to the addition of one outlet store since the end of the 2005 second quarter.

Additionally, the co-branded credit card program contributed an additional $2.3 and $3.7 million, respectively, in fee and royalty revenue to retail segment net sales as compared to the same periods in the prior year.

Direct Segment

The growth in Internet business net sales for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year was primarily driven by an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Approximately 168,000 and 250,000 new names, respectively were added to our database during the three and six months ended July 29, 2006. In addition, e-mail frequency increased by 63% and 67%, respectively, as compared to the same periods in the prior year.

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

Increased shipping income associated with improved Internet and catalog net sales contributed an additional $1.4 million and $3.1 million in the three and six months ended July 29, 2006 as compared to the same periods in the prior year. Fee and royalty revenue related to the co-branded credit card program contributed an additional $0.5 million and $1.0 million, respectively, over the same periods.

Segment Operating Income and Margin

The following tables summarize operating income by segment (in thousands):

	Three Months Ended
	July 29, 2006%			July 30, 2005%			Change
							$	%
				(restated)
Retail	$27,524	19.1	%(1)	$15,901	16.8	%(1)	$11,623	73.1%
Direct	19,511	26.9	%(2)	11,546	19.6	%(2)	7,965	69.0%
Unallocated corporate and other	(28,953)	(13.4	)%(3)	(18,091)	(11.8	)%(3)	(10,862)	60.0%

Consolidated operating income	$18,082	8.4	%(3)	$9,356	6.1	%(3)	$8,726	93.3%

	Six Months Ended
	July 29, 2006%			July 30, 2005%			Change
							$	%
				(restated)
Retail	$49,715	18.3	%(1)	$31,647	17.8	%(1)	$18,068	57.1%
Direct	42,798	26.9	%(2)	28,073	21.5	%(2)	14,725	52.5%
Unallocated corporate and other	(56,908)	(13.2	)%(3)	(36,996)	(12.0	)%(3)	(19,912)	53.8%

Consolidated operating income	$35,605	8.2	%(3)	$22,724	7.4	%(3)	$12,881	56.7%

(1)	Expressed as a percentage of retail segment net sales.

(2)	Expressed as a percentage of direct segment net sales.

(3)	Expressed as a percentage of consolidated net sales.

Retail Segment

Income from retail segment operations increased for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year primarily as a result of the addition of 60 premium retail stores since the end of the 2005 second quarter. In addition, comparable store sales grew by 13.3 percent in the quarter ended July 29, 2006 as compared to a 12.7 percent increase in the prior year period. The co-branded credit card program contributed an additional $2.3 million and $3.7 million, respectively in fee and royalty revenue to retail segment net sales. These improvements were partially offset by increases of $9.5 and $18.5 million, respectively in employee expenses, primarily premium retail store salaries, wages, taxes and benefits. Increases in rent expense, depreciation expense, and retail specific advertising as a result of the retail expansion also reduced operating income.

Retail segment operating margins increased for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year primarily as the result of merchandise margin improvements of 1.3 and 0.8 percentage points, respectively. The direct sourcing initiative and higher purchase volumes related to the retail expansion largely contributed to these increases through higher initial markups. An increase in full price sales versus disposition sales also contributed to the improvement. Discounts, primarily those related to national magazine advertising partially offset these improvements.

Leveraging of premium retail store occupancy expenses due to the expanded retail base contributed 0.5 and 0.7 percentage points, respectively to the improvement. For the three-month period improved leveraging of 0.22 percentages points in retail specific advertising also impacted retail segment operating margin. For the six-month period retail specific advertising partially offset operating margin improvements by 0.08 percentage points as did an increase of 0.23 percentage points in employee expenses, mainly due to premium retail store expansion. Retail segment operating margin improvements in the three and six months ended July 29, 2006 are net of the effect of the day spa concept, which we estimate resulted in a 1.5 percentage point and 1.1 percentage point decrease in margin for the respective periods.

Direct Segment

Income from direct segment operations increased for both the three and six months ended July 29, 2006 as compared with the same periods in the prior year primarily as a result of increases of $11.5 million and $26.0 million, respectively, in Internet channel net sales. To a lesser extent, increases in catalog channel net sales contributed $2.2 million and $2.6 million, respectively. These improvements were partially offset by increases in catalog marketing expenses, and salaries and wages.

Direct segment operating margin increased for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year primarily as the result of 5.4 and 2.5 percentage point improvements, respectively, in merchandise margins. The direct sourcing initiative and higher purchase volumes related to the retail expansion largely contributed to these increases through higher initial markups. An increase in full price sales versus disposition sales also contributed to the improvement. Discounts, primarily those related to national magazine advertising partially offset these improvements. Leveraging of marketing expenses due to the distribution of these costs over increased direct segment net sales contributed 2.0 and 2.3 percentage point improvements, respectively.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year due mainly to increases of $4.4 million and $8.1 million, respectively, in brand marketing expenses. These expenses increased primarily as the result of increased national magazine advertising. Corporate employee expenses, consisting predominantly of corporate salaries, further decreased corporate operating income by $3.1 and $6.3 million, respectively.

Unallocated corporate and other operating margin decreased for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year largely due to increases of 1.7 and 1.5 percentage points, respectively, in brand marketing expenses. These expenses increased primarily as the result of increased national magazine advertising.

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

Operating activities generated $22.7 million and $11.9 million of positive cash flow during the first six months of fiscal 2006 and 2005, respectively. On a comparative year-to-year basis, increased operating cash flow resulted primarily from improved collection of tenant allowance receivables, increased accounts payable, as well as from increased net income and depreciation and amortization. Depreciation and amortization increased due to additions to leasehold improvements and furniture and fixtures related to the retail expansion. Partially offsetting these positive cash flow impacts was an increase in inventory related to the opening of 60 premium retail stores since the end of the 2005 second quarter.

Investing activities consumed $45.4 and $31.3 million of cash during the first six months of fiscal 2006 and 2005, respectively. Cash outlays in these periods were principally for capital expenditures. Capital expenditures during these periods principally reflect the cost of leasehold improvements for new premium retail stores and to a substantially lesser extent, furniture and fixtures for those stores.

As a result of the foregoing, we had $148.2 million in consolidated working capital at July 29, 2006 compared with $125.9 million at July 30, 2005. The consolidated current ratio was 2.02 at July 29, 2006 compared with 2.52 at July 30, 2005. We had no outstanding short-term or long-term bank debt at July 29, 2006 or July 30, 2005.

At July 29, 2006, we operated 196 premium retail stores. As of the date of this report, seven premium retail stores have been opened in the third quarter of fiscal 2006, bringing our total premium retail store base as of the date of this report to 203. We currently plan to open a total of approximately 65 premium retail stores in fiscal 2006. We believe there is an opportunity to open 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $56 million in capital expenditures for the remainder of fiscal 2006. These planned expenditures will primarily be for new premium retail stores and various technology additions and upgrades. We expect to fund these expenditures from operating cash flows and working capital.

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

We expect the retail segment to be the key driver of future growth. As our retail business grows, we will add additional overhead, such as incremental corporate personnel costs. However, over time, we expect sales dollar growth to outpace the addition of infrastructure expenses. Consequently, we believe retail expansion will continue to increase overall profitability.

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

We also anticipate that our recently implemented global sourcing strategy will contribute to an increase in overall profitability by increasing the percentage of merchandise we purchase directly from overseas manufacturers. During 2006 and 2007, we anticipate that we will be the importer of record on approximately 30% and 50% of our total merchandise purchases, respectively.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

Off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from the Consolidated Balance Sheets by accounting principles generally accepted in the United States. The only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. Off-balance sheet liabilities also include inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms. All other operating leases pertain to retail and outlet stores, our Coeur d’Alene, Idaho call center and to various equipment and technology.

The following tables summarize our minimum contractual commitments and commercial obligations as of July 29, 2006 (in thousands):

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Operating leases (1)	$443,498	$22,744	$95,928	$93,333	$231,493
Inventory purchase orders	235,419	235,419	—	—	—

Total	$678,917	$258,163	$95,928	$93,333	$231,493

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Commercial Commitments
Letters of credit	$22,665	$22,665	$—	$—	$—

Total	$22,665	$22,665	$—	$—	$—

(1)	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

Subsequent to July 29, 2006, we entered into additional retail leases with minimum lease payment requirements, excluding contingent rental payments, as follows (in thousands):

	Payments Due in Period
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Operating leases	$46,134	$579	$7,768	$8,960	$28,827

Total	$46,134	$579	$7,768	$8,960	$28,827

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended July 29, 2006, we did not have borrowings under our new credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 29, 2006. Management determined that a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting

Oversight Board) in our internal control over financial reporting originally reported in the first quarter of 2006 still existed as of July 29, 2006 with regard to the evaluation of the appropriate accounting treatment for non-refundable up-front marketing fees received from the credit card issuer upon the activation of credit cards under our co-branded credit card program. This material weakness was attributed to deficiencies in our controls over the selection, monitoring and review of assumptions and factors affecting accounting practices relating to the recognition of the credit card marketing fees. Because of the control deficiencies described above, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 29, 2006 our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)	Changes in internal control over financial reporting.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2006 (as required by paragraph (d) of Rule 13a-15 of the Exchange Act). Based on that evaluation, management concluded that we have made no change in, nor taken any corrective actions regarding, our internal control over financial reporting during the second quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2006, management identified steps considered necessary to address the material weaknesses described above, including improving the level of the Company’s accounting expertise by increasing both internal and external resources. We expect to implement these measures during the third quarter of fiscal 2006 and to test these controls during the third and fourth quarters of fiscal 2006 to determine if the material weakness has been remedied. While we believe these steps will remedy the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that our internal control over financial reporting is effective as of the end of the fiscal year.

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

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the second quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission, as amended on Form 10-K/A. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K/A and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. At July 29, 2006, we operated 196 full-line retail stores. We plan to open a total of 65 full-line retail stores in fiscal 2006. We believe we have the potential to open 450 to 500 retail stores over the next four to six years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

We are currently testing our Coldwater Creek ~ The Spa concept in six locations. There is no assurance that the test of this concept will be successful or that we will continue to develop spas. Factors that could cause us to curtail or abandon the spa concept include:

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

As we expand retail stores and merchandise volume requirements increase, we expect to source merchandise directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. During fiscal 2006 and fiscal 2007, we anticipate that we will be the importer of record on approximately 30% and 50%, respectively, of total merchandise purchases. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

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

We may be unable to manage the complexities of our multi-channel strategy, including our expanding operations and necessary improvements to our infrastructure, which could harm results of operations.

During the past few years, with the implementation of a multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and is expected to continue to result in increased demands on managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to, among other things:

•	improve and integrate our management information systems and controls, which includes projects we have recently begun to review and enhance several core systems, such as our inventory planning and allocation systems;

•	expand our distribution capabilities, including efficiently managing the expansion of our distribution center and upgrade of certain equipment at our distribution center, which is scheduled for completion during the third quarter of 2006; and

•	attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 10, 2006. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: To elect two Class I directors to the Company’s Board of Directors.

	For	Withheld
Dennis C. Pence	65,116,626	2,591,850
Robert H. McCall	65,354,532	2,353,944

Proposal No. 2: To consider and vote upon a proposal to approve the 2006 Employee Stock Purchase Plan.

For	Against	Abstain	Broker non-votes
58,929,094	395,218	643,796	7,740,368

Proposal No. 3: To consider and vote upon the proposal to approve an amendment to increase authorized shares.

For	Against	Abstain	Broker non-votes
61,700,787	5,375,525	632,164	—

Proposal No. 4: To ratify the appointment of Deloitte & Touche as the independent auditors of the Company.

For	Against	Abstain	Broker non-votes
67,044,166	48,584	615,726	—

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Document

10.1	Bonus dated June 9, 2006 to Georgia Shonk-Simmons, President and Chief Merchandising Officer

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 7th day of September 2006.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Melvin Dick
Melvin Dick
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Bonus dated June 9, 2006 to Georgia Shonk-Simmons, President and Chief Merchandising Officer

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002