Form 10-Q
period 2006-10-28
COLDWATER CREEK INC
filed 2006-12-07
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended October 28, 2006

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

Large accelerated filer  ☒            Accelerated file  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 27, 2006
Common Stock ($.01 par value)	93,079,407

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended October 28, 2006

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,015	$131,856	$104,677
Receivables	40,023	28,814	32,089
Inventories	177,784	86,309	113,019
Prepaid and other	12,961	8,319	8,057
Prepaid and deferred marketing costs	16,664	10,438	18,333
Deferred income taxes	3,400	2,573	434

Total current assets	358,847	268,309	276,609
Property and equipment, net	230,752	178,897	162,336
Deferred income taxes	—	1,850	2,788
Restricted cash	4,440	4,453	1,012
Intangible assets and other	5,002	4,901	306

Total assets	$599,041	$458,410	$443,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,922	$76,329	$111,329
Current deferred co-branded credit card revenue	4,904	3,112	1,683
Accrued liabilities	52,077	45,481	35,889
Income taxes payable	668	11,377	1,921

Total current liabilities	194,571	136,299	150,822
Deferred rents	86,798	62,632	59,862
Deferred co-branded credit card revenue	8,197	5,428	2,896
Deferred income taxes	1,434	—	—
Supplemental Employee Retirement Plan	6,038	4,982	—
Other	686	672	195

Total liabilities	297,724	210,013	213,775

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,995,211, 92,020,789 and 91,741,133 shares issued, respectively	930	920	917
Additional paid-in capital	120,847	108,316	105,774
Deferred compensation on restricted stock units	—	(914)	(1,074)
Retained earnings	179,540	140,075	123,659

Total stockholders’ equity	301,317	248,397	229,276

Total liabilities and stockholders’ equity	$599,041	$458,410	$443,051

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$256,371	$186,835	$688,054	$495,741
Cost of sales	134,188	99,325	363,263	269,019

Gross profit	122,183	87,510	324,791	226,722
Selling, general and administrative expenses	97,864	71,117	264,867	187,605

Income from operations	24,319	16,393	59,924	39,117
Interest, net and other	1,770	1,015	5,222	2,735

Income before income taxes	26,089	17,408	65,146	41,852
Income tax provision	10,210	6,946	25,681	16,698

Net income	$15,879	$10,462	$39,465	$25,154

Net income per common share - Basic	$0.17	$0.11	$0.43	$0.28

Weighted average common shares outstanding - Basic	92,665	91,656	92,438	91,352
Net income per common share - Diluted	$0.17	$0.11	$0.42	$0.27

Weighted average common shares outstanding - Diluted	94,840	94,511	94,741	94,267

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 28, 2006	October 29, 2005
OPERATING ACTIVITIES:
Net income	$39,465	$25,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,690	18,411
Supplemental employee retirement plan pension cost	1,056	—
Deferred rent amortization	(3,218)	(1,494)
Deferred income taxes	2,457	(910)
Stock-based compensation	1,778	252
Excess tax benefit from exercise of stock options	(7,776)	—
(Gain) loss on asset disposition	323	(112)
Other	625	19
Net changes in operating assets and liabilities:
Receivables	(11,209)	(19,381)
Inventories	(91,475)	(49,267)
Prepaid and other	(4,642)	(1,493)
Prepaid and deferred marketing costs	(6,226)	(11,428)
Accounts payable	62,371	60,393
Accrued liabilities	3,115	2,248
Income taxes payable	(2,328)	409
Deferred co-branded credit card revenue	4,561	4,579
Deferred rents	30,865	23,539
Other changes in non-current assets and liabilities	(223)	—

Net cash provided by operating activities	46,209	50,919

INVESTING ACTIVITIES:
Purchase of property and equipment	(80,505)	(58,270)
Escrow and restricted cash	—	(1,012)

Net cash used in investing activities	(80,505)	(59,282)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	2,679	1,836
Excess tax benefit from exercise of stock options	7,776	—

Net cash provided by financing activities	10,455	1,836

Net decrease in cash and cash equivalents	(23,841)	(6,527)
Cash and cash equivalents, beginning of period	131,856	111,204

Cash and cash equivalents, end of period	$108,015	$104,677

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim financial statements presented herein.

The Company has four wholly-owned subsidiaries. Two of these subsidiaries currently have no substantive assets, liabilities, revenue or expenses. Aspenwood Advertising, Inc., designs, produces and distributes catalogs and other advertising materials used in our business. The fourth subsidiary was created to manage the Coldwater Creek ~ The Spa line of business. The condensed consolidated financial statements include the accounts of Coldwater Creek Inc. and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

2. Summary of Significant Accounting Policies

Advertising Costs

Direct-response advertising includes catalogs and national magazine advertisements which contain an identifying code that allows us to track related sales. All direct costs associated with the development, production and circulation of direct-response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct-response advertising expense was $22.5 million and $18.9 million for the three months ended October 28, 2006 and October 29, 2005, respectively, and $63.4 million and $49.3 million for the nine month periods then ended, respectively.

Advertising costs other than direct-response advertising include commissions associated with our participation in a web-based affiliate program and store promotional and signage expenses which are expensed as incurred or when the particular store promotion begins. Advertising expense other than that related to direct-response advertising was $6.3 million and $4.2 million for the three months ended October 28, 2006 and October 29, 2005, respectively, and $14.1 million and $9.4 million for the nine months then ended, respectively.

Deferred Rents

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the condensed consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $14.0 million, $10.6 million and $10.0 million at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the condensed consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $84.8 million, $60.6 million and $57.1 million existed at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.

Store and Spa Pre-Opening Costs

We incur certain preparation and training costs prior to the opening of a retail store or spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs of approximately $2.2 million and $1.5 million were expensed during the three months ended October 28, 2006 and October 29, 2005, respectively. Approximately $4.9 million and $3.0 million were expensed during the nine months then ended, respectively.

List Rental Income (Expense)

Customer list rental income is netted against selling, general and administrative expenses. An accrual for rental income and rental expense, as applicable, is established at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
List rental income	$675	$1,007	$1,456	$1,994
List rental expense	(184)	(307)	(367)	(454)

Net list rental income	$491	$700	$1,089	$1,540

Interest, Net and Other

Interest, net and other consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest expense, including financing fees	$(18)	$(42)	$(144)	$(109)
Interest income	1,647	950	5,023	2,425
Other income	377	279	922	847
Other expense	(236)	(172)	(579)	(428)

Interest, net and other	$1,770	$1,015	$5,222	$2,735

Net Income Per Common Share

We calculate net income per common share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options and restricted stock units (RSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$15,879	$10,462	$39,465	$25,154
Weighted average common shares outstanding during the period (for basic calculation)	92,665	91,656	92,438	91,352
Dilutive effect of other potential common shares	2,175	2,855	2,303	2,915

Weighted average common shares and potential common shares (for diluted calculation)	94,840	94,511	94,741	94,267

Net income per common share - basic	$0.17	$0.11	$0.43	$0.28

Net income per common share - diluted	$0.17	$0.11	$0.42	$0.27

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 323,000 and 24,000 shares of common stock in the three months ended October 28, 2006 and October 29, 2005, respectively and 288,000 and 32,000 shares of common stock for the nine months then ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

Accounting for Stock-Based Compensation

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards for employee services. SFAS 123R requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Prior to the January 29, 2006 adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation expense was recognized based upon the difference, if any, between the market price of the stock and the option exercise price on the date of grant. As the stock option grant price for all options granted equaled the market price on the date of grant, no employee stock-based compensation expense was recognized. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the condensed consolidated financial statements.

We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation cost in 2006 includes: i) compensation cost for all stock options granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all stock options granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Consequently, prior periods presented in this Form 10-Q are not comparable with the corresponding current periods.

Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period. Additionally, upon adoption of SFAS 123R, deferred compensation of $914,000 related to earlier RSU awards was eliminated against additional paid-in capital.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the condensed consolidated statements of cash flows. As required by SFAS 123R, we now present, on a prospective basis, the benefits of actual tax deductions in excess of recognized compensation expense as a financing cash inflow. The $7.8 million excess tax benefit classified as a financing inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123R.

As part of SFAS 123R, we were required to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to actual tax deductions related to the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of SFAS 123R. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FASB Staff Position provided companies with the option to use either the transition method prescribed by SFAS 123R or a simplified alternative method described in the staff position. We chose to utilize the transition method as described in SFAS 123R, which requires the calculation of the APIC pool as if we had adopted SFAS 123 for fiscal years beginning after December 15, 1994.

As a result of adopting SFAS 123R, income before income taxes and net income for the three and nine month periods ending October 28, 2006, were $524,000 and $428,000; and $1.3 million and $1.1 million, lower, respectively than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for the three and nine month periods ended October 28, 2006 are approximately $0.1 lower, than if we continued to account for stock-based compensation under APB 25.

As discussed above, prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed by APB 25, and provided the required pro forma disclosures of SFAS 123. The following table presents the effect on net income and earnings per share had compensation expense been recognized based upon the estimated fair value on the grant date in accordance with SFAS 123 (in thousands, except per share data):

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Net Income:
As reported	$10,462	$25,154
Add: Stock-based compensation included in net income, net of related tax effects	91	152
Deduct: Impact of applying SFAS 123	(311)	(758)

Pro forma	$10,242	$24,548

Net income per share:
As reported - Basic	$0.11	$0.28
Pro forma - Basic	$0.11	$0.27
As reported - Diluted	$0.11	$0.27
Pro forma - Diluted	$0.11	$0.26

Disclosures for the quarter ended October 28, 2006 are not presented as these amounts are recognized in the condensed consolidated financial statements. Total stock-based compensation expense recognized for the three and nine months ended October 28, 2006 was approximately $0.7 and $1.8 million, respectively, before income taxes. This amount is included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations. The related tax benefit was approximately $171,000 and $410,000 for the three and nine months ended October 28, 2006, respectively. Stock-based compensation capitalized into inventory and fixed assets at October 28, 2006 was not material.

The fair value for stock awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for the three and nine months ended October 28, 2006 and October 29, 2005:

	Three Months Ended October 28, 2006		Nine Months Ended October 28, 2006
	Board Members and Officers	All Other Employees	Board Members and Officers	All Other Employees
Risk free interest rate (a)	4.6%	4.6%	4.6%	4.8%
Expected volatility (b)	52.0%	54.5%	52.0%	59.1%
Expected term (in years) (c)	4.8	5.0	4.8	5.0
Expected dividends (d)	None	None	None	None
Estimated fair value per option granted	$13.2	$13.1	$13.2	$13.7

	Three Months Ended October 29, 2005		Nine Months Ended October 29, 2005
	Board Members and Officers (e)	All Other Employees	Board Members and Officers	All Other Employees
Risk free interest rate (a)	—	4.0%	3.8%	3.8%
Expected volatility (b)	—	58.0%	60.6%	60.6%
Expected term (in years) (c)	—	4.0	4.0	4.0
Expected dividends (d)	—	None	None	None
Weighted average fair value per option granted	—	$8.4	$5.6	$7.9

(a)	The risk-free interest rate is based on the U.S. Treasury strip rates in affect at the time of the grant with an equivalent remaining term.

(b)	The expected volatility of our stock price is based on a combination of historical volatility and the implied volatility of our exchange traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was based solely on historical experience.

(c)	The expected term of the options represents the weighted average period the stock options are expected to remain outstanding. This term is derived from historical experience, taking into consideration expected future employee behavior.

(d)	We have never paid cash dividends on common stock and do not expect to declare cash dividends in the foreseeable future.

(e)	During the three months ended October 29, 2005 no stock awards were granted to Board members and officers.

Under SFAS 123R, stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Prior to adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which differ significantly from our stock options as traded options have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.

Accounting for Vendor Allowances

We account for allowances received from merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $1.9 million and $1.7 million in the three months ended October 28, 2006 and October 29, 2006, respectively and $5.3 million and $4.4 million for the nine months then ended, respectively.

Issued Accounting Standards Not Yet Adopted

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the company’s fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending February 3, 2007. We do not expect that the application of SAB 108 will have a material impact in the period of initial application or on any previously reported financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. We are currently evaluating the effect, if any the adoption of SFAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status is recognized through accumulated other comprehensive income and then amortized as a component of net periodic pension cost. Additionally, the measurement date, the date at which plan assets and benefit obligations are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for public companies for fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. Based on the unfunded obligation of our Supplemental Executive Retirement Plan as of January 28, 2006, the adoption of SFAS 158 will decrease net assets (stockholders’ equity) by approximately $2.6 million, net of tax. By the time of adoption at February 3, 2007, plan performance and actuarial assumptions could change, but we do not expect any change to have a material impact to our financial statements. The adoption of SFAS 158 will not affect our results of operations or measurement date as our measurement date is currently our fiscal year end.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements and impact of FIN 48, if any, on the condensed consolidated financial statements, and will adopt the provisions in the fiscal year beginning February 4, 2007.

In June 2006, the FASB ratified EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. We currently present all taxes on a net basis and have elected not to change our presentation method. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

3. Receivables

Receivables consist of the following (in thousands):

	October 28, 2006	January 28, 2006	October 29, 2005
Tenant improvement allowances	$19,933	$16,764	$16,943
Trade	13,673	7,117	8,077
Co-branded credit card fees and royalties	2,695	3,247	3,344
Vendor allowances	2,360	—	2,257
Customer list rental	763	965	739
Other	599	721	729

	$40,023	$28,814	$32,089

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At October 28, 2006, January 28, 2006 and October 29, 2005 no allowance for doubtful accounts was deemed necessary.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 28, 2006	January 28, 2006	October 29, 2005
Accrued payroll benefits	$14,045	$12,115	$10,249
Gift cards and coupon rewards	11,321	14,126	7,213
Current portion of deferred rents	12,075	8,594	7,207
Accrued sales returns	8,651	5,871	6,632
Accrued taxes	5,272	4,142	4,055
Other	713	633	533

	$52,077	$45,481	$35,889

5. Share-Based Compensation

Our Amended and Restated Stock Option/Stock Issuance Plan (the Plan) was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for equity-based compensation of officers and key employees, non-employee directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), but did not affect awards granted under that plan, some of which remain outstanding.

Eligible individuals may, at the discretion of the Plan Administrator, be granted options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock which may be issued over the term of the Plan cannot exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. The Plan will terminate on March 25, 2015, subject to earlier termination by the Board of Directors.

Options are granted with an exercise price per share equal to at least 100% of the fair market value of our common stock on the grant date. Options generally vest and become exercisable on a pro rata basis over a three-, four- or five-year period from the date of grant. The maximum term of each grant may not exceed ten years, subject to earlier expiration for vested options not exercised following termination of employment. RSUs generally vest over a one- or three-year period from the date of grant.

During the three months ended October 28, 2006 employees began participating in the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (ESPP) which was adopted by the Board or Directors in March 2006 and approved by shareholders in June 2006. Through participation in the ESPP employees can purchase Coldwater Creek common stock at a 5% discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of stock of the Company is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1,800,000. We have determined that the ESPP is a non-compensatory plan under the provisions of SFAS 123R, therefore no compensation expense related to the ESPP has been recognized in the condensed consolidated financial statements.

As of October 28, 2006, options granted to employees to purchase 2,382,307 shares of Coldwater Creek common stock and options granted to present and former non-employee directors to purchase 458,182 shares of Coldwater Creek common stock remained outstanding. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of October 28, 2006, 3,913,296 shares of common stock remain available for future grants under the Plan.

The following table summarizes the activity for outstanding stock options for the nine months ended October 28, 2006:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 28, 2006	3,732,812	$5.64
Granted	178,712	26.19
Exercised	(942,223)	2.84
Forfeited	(128,812)	6.20

Outstanding, October 28, 2006	2,840,489	$7.37	5.84	$64,877,748

Exercisable, October 28, 2006	1,715,709	$3.88	4.76	$45,168,555

During the three and nine months ended October 28, 2006 we recorded approximately $524,000 and $1.3 million, respectively of compensation expense related to stock options. During the nine months ended October 28, 2006, the total intrinsic value of stock options exercised was $22.9 million. The actual tax benefits realized for the tax deduction from options exercised and RSUs vested totaled $8.4 million and $3.2 million, respectively, for the nine month periods ended October 28, 2006 and October 29, 2005.

Employees and non-employee directors have been granted 230,295 RSUs under the Plan which remained outstanding at October 28, 2006. The compensation expense related to RSUs is being amortized over the requisite employee service period, which is generally the vesting period. During the three and nine months ended October 28, 2006 we recorded approximately $193,000 and $449,000, respectively, of compensation expense related to RSU grants. During the three and nine months ended October 29, 2005 approximately $152,000 and $252,000, respectively, of compensation expense related to RSU grants was recognized. No RSUs were granted prior to the second quarter of fiscal 2005.

The following table summarizes the activity for unvested RSUs for the nine months ended October 28, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 28, 2006	113,030	$11.74
Granted	131,295	27.98
Vested	(7,430)	16.81
Forfeited	(6,600)	11.38

Unvested, October 28, 2006	230,295	$20.85

During the nine months ended October 28, 2006, the total fair value of RSUs vested was approximately $188,000.

As of October 28, 2006, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $8.0 million. This expense is expected to be recognized over a weighted-average period of three years.

6. Deferred Compensation Program

The Compensation Committee of the Board of Directors (the Committee) authorized compensation bonus pools for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (Section 16 officers) that, in aggregate, totaled $225,000 at October 28, 2006. The Chief Executive Officer authorized compensation bonus pools for other employees that, in aggregate, totaled $5.3 million at October 28, 2006. These bonus pools serve as additional incentives to retain certain key employees. We accrue the related compensation expense for each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At October 28, 2006 and October 29, 2005, we had accrued $2.2 million and $1.4 million, respectively, related to these compensation bonus pools. These amounts are included under the caption “Accrued liabilities” in the condensed consolidated balance sheets.

The total compensation and dates to be paid as of October 28, 2006, are summarized as follows (in thousands):

Description	Amount	Dates to be paid
Executive employees:
Dan Moen, Chief Information Officer	$225	May 2007

Thirty-eight non-executive employees	$5,295	February 2007 - August 2009

7. Supplemental Executive Retirement Plan

On October 1, 2005, the Compensation Committee of the Board of Directors approved a Supplemental Executive Retirement Plan (SERP) for certain executive officers and key employees effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

Net periodic benefit cost is comprised of the following components for the three and nine months ended October 28, 2006 and October 29, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$85	$—	$259	$—
Interest cost	105	—	267	—
Prior service cost amortization	180	—	512	—
Amortization of actuarial loss	18	—	18	—

Net periodic benefit cost	$388	$—	$1,056	$—

As the SERP is an unfunded plan, we were not required to make any contributions during the three and nine months ended October 28, 2006 and October 29, 2005.

8. Related Party Transactions

Dennis Pence and Ann Pence personally participate in a jet fractional share program through two entities they own. Ann Pence, who was the Vice Chairman of the Board of Directors until August 2004, is a holder of more than five percent of the Company’s common stock and holds the title of Chairman Emeritus. We maintain an arrangement with Dennis Pence and Ann Pence pursuant to which, on occasion, we reimburse them for the usage of their fractional share interests to fulfill a portion of our business travel needs. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, we reimburse these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet fractional share rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

During the nine months ended October 28, 2006 there were no expense reimbursements to Dennis Pence or Ann Pence as we obtained interests in a business jet fractional share program in October 2005 sufficient to satisfy our executive travel requirements. Aggregate expense reimbursements totaled approximately $103,000 and $626,000 for the three and nine months ended October 29, 2005.

9. Revolving Line of Credit

We have a credit agreement with Wells Fargo Bank, National Association (the Agreement), providing for an unsecured revolving line of credit of up to $40 million or for up to $40 million in letters of credit. The interest rate under the Agreement is equal to the London InterBank Offered Rate, and is subject to an adjustment based on our leverage ratio.

Under the Agreement we are required to maintain specified current ratio, leverage ratio and minimum net worth requirements. The Agreement further restricts our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. In addition, we may be subject to quarterly unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement. The credit facility has a maturity date of January 31, 2008.

We had $25.8 million, $11.7 million and $13.4 million in letters of credit issued at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.

10. Commitments

We lease our Mineral Wells, West Virginia distribution and call center, Coeur d’Alene, Idaho call center, retail, spa and outlet store space as well as certain other property and equipment under operating leases. Certain lease agreements are noncancelable with aggregate minimum lease payment requirements, contain escalation clauses and renewal options, and include incremental contingent rental payments based on store sales above specified minimums.

During the third quarter of 2006, construction was completed on the 350,000 square-foot expansion to our distribution center located in Mineral Wells, West Virginia, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. This amendment has been reflected in the schedule below.

During the three months ended October 28, 2006 and October 29, 2005 we incurred aggregate rent expense under operating leases of $12.8 million and $9.3 million, including contingent rent expense of $114,000 and $99,000, respectively. In the nine months then ended we incurred aggregate rent expense under operating leases of $34.9 million and $25.3 million, including contingent rent expense of $210,000 and $159,000, respectively.

As of October 28, 2006, our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives, were as follows (in thousands):

Remainder of fiscal 2006	$12,574
Fiscal 2007	52,739
Fiscal 2008	53,696
Fiscal 2009	53,275
Fiscal 2010	52,335
Thereafter	269,645

Total	$494,264

Subsequent to October 28, 2006, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of November 28, 2006 our lease commitments increased (net of subsequent lease payments made) by $8,949.

Additionally, we had inventory purchase commitments of approximately $185.5 million, $135.5 million and $158.7 million at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.

11. Contingencies

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of business. In addition, from time to time, we have received claims that our products and/or the manner in which we conduct business infringes on the intellectual property rights of third parties. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

Our multi-channel business model subjects us to state and local taxes in numerous jurisdictions, including state income, franchise, and sales and use tax. We collect these taxes in jurisdictions in which we have a physical presence. While we believe we have paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, we have been assessed additional taxes and penalties by various taxing jurisdictions, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other temporary programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation. In the opinion of management, resolutions of these matters will have no material impact on our consolidated financial position, results of operations or cash flows.

12. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements. The accounting policies of the operating segments are the same as those described in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006. Amounts are noted in thousands.

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales (1):
Retail	$167,520	$113,178	$439,917	$291,408
Direct	88,851	73,657	248,137	204,333

Consolidated net sales	$256,371	$186,835	$688,054	$495,741

Segment operating income:
Retail	$29,602	$20,166	$79,316	$51,813
Direct	27,070	18,111	69,869	46,207

Total segment operating income	56,672	38,277	149,185	98,020
Corporate and other	(32,353)	(21,884)	(89,261)	(58,903)

Consolidated income from operations	$24,319	$16,393	$59,924	$39,117

Depreciation and amortization:
Retail	$6,640	$4,297	$17,739	$11,827
Direct	138	232	357	518
Corporate and other	3,022	2,080	8,594	6,066

Consolidated depreciation and amortization	$9,800	$6,609	$26,690	$18,411

Supplemental cash flow information:
Cash paid for purchase of property and equipment:
Retail			$64,989	$40,550
Direct			3,342	1,674
Corporate and other			12,174	16,046

Purchase of property and equipment			$80,505	$58,270

		October 28, 2006	January 28, 2006	October 29, 2005
Total assets:
Retail		$304,557	$197,234	$203,381
Direct		73,805	43,055	56,824
Corporate and other assets		220,679	218,121	182,846

Consolidated total assets		$599,041	$458,410	$443,051

1.	There have been no inter-segment sales during the reported periods.

13. Co-Branded Credit Card Program

During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. During the three and nine months ended October 28, 2006, approximately 45,000 and 132,000 cards were activated, respectively. The activation of these cards resulted in the receipt of $3.4 million and $10.5 million in marketing fees, respectively. A portion of the fees received were immediately recognized in consolidated net sales while the remainder was deferred and recognized over the customer relationship period. During the three and nine months ended October 28, 2006 we recognized $2.1 million and $6.0 million, respectively in consolidated net sales. Of these amounts, $0.8 million and $3.5 million related to credit cards that were activated during the quarter and nine months ended October 28, 2006, respectively. The remainder for both periods is the result of the recognition of fee revenue from prior periods that had been previously deferred.

From the co-branded credit card program’s inception in the second quarter of fiscal 2005 to the end of the third quarter of fiscal 2006, we have received approximately $22.8 million in marketing fees. We defer and recognize these fees as revenue in future periods over the expected term of our customer relationships. The following table shows the marketing fees received by channel for each fiscal period since the program’s inception (in thousands).

	Deferred Marketing Fees
Fiscal Period	Retail	Internet	Catalog	Total
Q1 2005	$—	$—	$—	$—
Q2 2005	974	570	144	1,688
Q3 2005	2,776	1,077	688	4,541
Q4 2005	3,609	1,673	800	6,082

Fiscal 2005	$7,359	$3,320	$1,632	$12,311

Q1 2006	2,704	758	84	3,546
Q2 2006	3,092	404	47	3,543
Q3 2006	2,903	507	37	3,447

Fiscal 2006	$8,699	$1,669	$168	$10,536

Total	$16,058	$4,989	$1,800	$22,847

The following table provides actual and anticipated revenue recognition for the $22.8 million in marketing fees received since the program’s inception through the third quarter of fiscal 2006 (in thousands). Amounts shown for fiscal 2005 as well as the first, second and third quarters of fiscal 2006 are actual marketing fee revenues recognized during those periods. Amounts for all subsequent periods represent estimates of future marketing fee recognition. This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown for future periods are subject to change.

	Actual and Expected Amortization of Deferred Marketing Fees
Fiscal Period	Q1	Q2	Q3	Q4	Total
2005	$—	$389	$1,261	$2,121	$3,771
2006	1,885	1,973	2,116	1,452	7,426
2007	1,263	1,127	1,062	1,008	4,460
2008	935	847	803	764	3,349
2009	708	635	595	562	2,500
2010	493	366	238	158	1,255
2011	78	8			86

Total					$22,847

The following table provides further detail by channel of the $9.7 million in actual marketing fee revenue recognized since the program’s inception through the third quarter of fiscal 2006 (in thousands).

	Amortization of Deferred Marketing Fees
Fiscal Period	Retail	Internet	Catalog	Total
Q2 2005	$222	$134	$33	$389
Q3 2005	774	301	186	1,261
Q4 2005	1,259	596	266	2,121

Fiscal 2005	$2,255	$1,031	$485	$3,771

Q1 2006	$1,429	$407	$49	$1,885
Q2 2006	1,717	232	24	1,973
Q3 2006	1,767	324	25	2,116

Fiscal 2006	$4,913	$963	$98	$5,974

Total	$7,168	$1,994	$583	$9,745

To encourage customers to apply for and activate the co-branded credit card we provide a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. These discounts are netted against the sales price of the related merchandise. The following table contains a quarterly analysis of these marketing sales discounts (in thousands).

	Marketing Sales Discounts
Fiscal Period	Retail	Direct	Total
Q1 2005	$—	$—	$—
Q2 2005	652	452	1,104
Q3 2005	2,205	1,213	3,418
Q4 2005	1,927	1,373	3,300

Fiscal 2005	$4,784	$3,038	$7,822

Q1 2006	$1,377	$443	$1,820
Q2 2006	1,357	238	1,595
Q3 2006	1,629	367	1,996

Fiscal 2006	$4,363	$1,048	$5,411

Total	$9,147	$4,086	$13,233

In addition to marketing sales discounts we also incur the cost of printing and mailing customized catalogs to customers who have been pre-approved by the credit card issuer to receive a credit card offer. These costs are expensed as incurred as selling, general and administrative expenses. The following table contains a quarterly analysis of these other marketing costs (in thousands).

Fiscal Period	Other Marketing Costs
Q1 2005	$—
Q2 2005	77
Q3 2005	335
Q4 2005	489

Fiscal 2005	$901

Q1 2006	284
Q2 2006	80
Q3 2006	168

Fiscal 2006	$532

Total	$1,433

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise.

To offset the cost of merchandise coupons issued for points accumulated under the co-branded credit card reward program, we receive a sales royalty from the issuing bank. This sales royalty is based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The fees received for honoring reward coupons are deferred and recognized when a cardholder uses reward coupons to purchase Coldwater Creek merchandise. The amount of sales royalty recognized in the three and nine month periods ended October 28, 2006 was $0.4 million and $1.6 million, respectively.

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

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently operate in two operating segments: retail and direct.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $256.4 million in net sales in the third quarter of fiscal 2006. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Commitment to providing superior customer service is manifest in all aspects of our business. We reach customers through an expanding base of retail stores, as well as catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years and older with an average household income in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

Recent Developments and Strategic Initiatives

Coldwater Creek ~ The Spa. In the fourth quarter of 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. Based on positive response to this concept from focus groups comprised of both customers and non-customers, we learned there is a strong familiarity with the Coldwater Creek brand and its focus on providing exceptional customer service, as well as a broad consensus that we are well-suited to provide this new service. During the first quarter of 2006 we opened one of six planned test day spa locations. The remaining five locations were opened in the second quarter. While initial customer satisfaction has been positive, the period of time during which these locations have been open is still too short to properly assess the financial viability of the concept. During the three and nine month periods ending October 28, 2006, operating losses related to the day spa concept reduced our consolidated income from operations as a percentage of net sales by approximately 1.2 percentage points and 1.1 percentage points, respectively. The day spa concept differs in many aspects from our core business and will require special attention to fully assess its long-term potential. Therefore we anticipate incurring additional costs, primarily for marketing and promotion.

Retail Expansion. We expect the retail business to be the key driver of our growth strategy. We anticipate this growth to be derived from the expansion of our premium store base. As of October 28, 2006, we operated 225 premium retail stores, as well as one resort store and 25 merchandise clearance outlet stores in 151 markets. As of the date we filed this report, thirteen premium retail stores have been opened in the fourth quarter of fiscal 2006, bringing the total premium retail store count to 238. We currently plan to open one additional premium retail store during the remainder of the fourth quarter for a total of 65 premium retail stores opened in 2006. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

National Magazine Advertising. One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation publications popular with our customer such as Oprah, Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. Our investment in national magazine advertisement increased to $8.0 million in the third quarter of 2006 from $4.0 million in the third quarter of 2005. This increase is the result of a 90% increase in circulation due to an increase in the number of publications in which we placed advertisements and the frequency with which those advertisements were placed. We currently plan to invest approximately $23.7 million in national magazine advertising during 2006. As the retail expansion provides an increased number of potential customers with access to our merchandise, it is an ideal time for us to focus on building brand recognition, which over time we believe will translate into increased market share and improved profitability.

Direct Sourcing. Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past two years, however, we have begun to work directly with foreign manufacturers. The expected benefits of direct sourcing include improved control over the production, quality and transportation of our merchandise. We believe these benefits will ultimately result in faster speed to market, improved quality and margins. We launched our direct sourcing initiative in the third quarter of fiscal 2004. During 2005 we purchased approximately 15% of our merchandise directly from manufacturers. Our goal for 2006 is to purchase at least 30% of our total merchandise directly, and we believe we will reach that goal. We currently plan to direct source 50% of our merchandise purchases by the end of 2007 and approximately 70% by the end of 2008. To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of 2005 and an office in India in the first quarter of 2006. The primary functions of these offices are product development and production management.

Coldwater Creek Catalog. In the first quarter of 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it features merchandise available in our premium retail stores and is designed to encourage customers to shop at those stores. As such, it is mailed into markets where premium retail stores are located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the retail store. While the catalog is designed to effectively increase retail segment sales, we believe it also contributes, although to a lesser extent, to direct segment sales. We mailed approximately 2.0 million Coldwater Creek catalogs in the third quarter of 2006, versus approximately 2.5 million in the third quarter of 2005. We plan to mail approximately 20.4 million Coldwater Creek catalogs during fiscal 2006, up from 11.9 million during fiscal 2005.

West Virginia Distribution Center Expansion. During the third quarter of 2006, construction of the 350,000 square-foot expansion to our Mineral Wells, West Virginia distribution center was completed, increasing its size from 610,000 square-feet to 960,000 square-feet. As a result we believe the newly expanded distribution center will provide the capacity to support our retail expansion goal of 450 to 500 premium stores.

IT Initiatives. As part of ongoing efforts to monitor operating efficiency and the ability of our infrastructure to accommodate current and planned growth, we are currently taking steps to improve various information technology tools and systems we utilize. Specifically, we have recently begun projects to review and enhance several core systems, such as our inventory planning and allocations systems as well as core financial and human resource systems.

Retail Segment Operations

Our retail segment includes our premium retail stores, resort and outlet stores and six test day spas. This segment is the fastest growing segment, generating $167.5 million in net sales, or 65.3% of total net sales in the third quarter of 2006.

Premium Retail Stores

We believe there is an opportunity to grow our premium retail store base from 450 to 500 stores in more than 300 identified markets nationwide over the next four to six years. During the third quarter of 2006, 29 premium retail stores were opened for a total of 225 premium retail stores in operation as of October 28, 2006. As of the date we filed this report, thirteen premium retail stores have been opened in the fourth quarter of fiscal 2006. We currently plan to open one additional premium retail store during the remainder of the fourth quarter for a total of 65 premium retail stores opened during fiscal 2006.

Approximately 55% of the 65 premium stores to be opened in 2006 will be located in lifestyle centers, 39% in traditional malls and 6% in street locations. On average, premium stores opened during 2006 will primarily be between 5,500 and 6,000 square feet in size. We believe we will be able to complete our 2006 expansion plans with available working capital. The pace, scope and size of the retail store expansion will be influenced by the economic environment, available working capital, our ability to obtain favorable terms on suitable locations for stores and, if necessary, external financing.

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

Outlet and Resort Stores

During the third quarter of 2006 three new outlet stores were opened for a total of 25 outlet stores in operation as of October 28, 2006. Outlet stores are generally located within clusters of premium retail stores to efficiently manage inventory and clearance activities, but far enough away to avoid significantly diminishing premium store sales. Unlike many other apparel retailers, we use outlet stores only to sell overstocked premium items from premium retail stores and do not have merchandise produced directly for them. As of October 28, 2006, we also operated a resort store in Jackson, Wyoming.

Coldwater Creek ~ The Spa

During the first quarter of 2006 we opened one of six planned test day spa locations. The remaining five locations were opened in the second quarter. While initial customer satisfaction has been positive, the period of time during which these locations have been open is still too short to properly assess the financial viability of the concept.

Direct Segment Operations

The direct segment, which includes our catalog and e-commerce businesses, generated $88.9 million in net sales, or approximately 34.7% of our total net sales, in the 2006 third quarter. As our base of premium retail stores grows, we expect net sales derived from direct segment operations to decline as a percentage of total net sales. However, the direct segment will continue to be an essential component of our business, driving sales in all channels while also promoting brand awareness.

E-Commerce

We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The website features the entire full-price merchandise offering found in the catalogs and retail stores. It also serves as an efficient promotional vehicle for the disposition of excess inventory. As of October 28, 2006, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 2.8 million.

Customers are driven to the website primarily by catalogs and an expanded e-mail campaign program. This expanded program resulted in the delivery of approximately 31% more e-mails to customers in the third quarter of 2006 versus the third quarter of 2005. We believe this increase was a contributing factor in the 28.6% increase in Internet net sales. We plan to continue this campaign throughout the remainder of 2006, monitoring customer response and adjusting the campaign accordingly.

We also participate in a net sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Catalogs

Merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday Gifts-to-Go catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. Approximately 24.0 million catalogs were mailed during the third quarter of 2006 compared to 24.3 million in the third quarter of 2005.

We plan to mail a total of approximately 119.1 million catalogs in 2006, versus approximately 113.0 million catalogs mailed in 2005. The largest increase in circulation will be in the Coldwater Creek title. This title is designed to drive traffic to premium retail stores, features merchandise that can be found in those stores and is primarily mailed into markets where we have a premium retail store. As we continue to expand our premium retail store base, we believe we will be provided with additional circulation opportunities in a larger number of markets.

We began offering a new line of active-wear apparel under the Sport catalog title in August 2004. This apparel represents a small but important portion of the overall merchandise mix. While this merchandise has been well received by customers, the Sport title was discontinued in the third quarter of fiscal 2006. Select Sport merchandise has been incorporated into the existing assortment in all channels.

Results of Operations

Third Quarter Overview

•	Consolidated net sales increased $69.5 million, or 37.2%, due to:

•	the addition of 62 premium retail stores since the end of the 2005 third quarter;

•	comparable stores sales growth of 9.9% compared to 6.8% in the 2005 third quarter;

•	an expanded national magazine advertising campaign;

•	an increase in the frequency of e-mails sent to a still growing database of customers; and

•	revenue related to the co-branded credit card program.

Increased revenue was partially offset by increased promotional activity, including discounts offered in conjunction with national magazine advertisements and the co-branded credit card program.

•	Gross profit dollars increased $34.7 million, or 39.6%, and gross profit rate improved to 47.7% of net sales primarily due to:

•	improved merchandise margins;

•	revenue related to the co-branded credit card program; and

•	improved leveraging of premium retail store occupancy costs.

Increased gross profit rate was partially offset by increased promotional activity and costs related to our day spa concept.

•	Selling, general and administrative expenses (SG&A) increased $26.7 million, or 37.6%, and SG&A rate increased to 38.2% of net sales primarily due to:

•	personnel and overhead costs associated with the retail expansion, including costs associated with the introduction of the day spa concept; and

•	increased national magazine advertisements.

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three and nine months ended October 28, 2006 compared with the same periods in the prior year. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 28, 2006	% of net sales	October 29, 2005	% of net sales	$ change	% change
Net sales	$256,371	100.0%	$186,835	100.0%	$69,536	37.2%
Cost of sales	134,188	52.3%	99,325	53.2%	34,863	35.1%

Gross profit	122,183	47.7%	87,510	46.8%	34,673	39.6%
Selling, general and administrative expenses	97,864	38.2%	71,117	38.1%	26,747	37.6%

Income from operations	24,319	9.5%	16,393	8.8%	7,926	48.3%
Interest, net and other	1,770	0.7%	1,015	0.5%	755	74.4%

Income before income taxes	26,089	10.2%	17,408	9.3%	8,681	49.9%
Income tax provision	10,210	4.0%	6,946	3.7%	3,264	47.0%

Net income	$15,879	6.2%	$10,462	5.6%	$5,417	51.8%

Consolidated effective income tax rate	39.1%		39.9%

	Nine Months Ended
	October 28, 2006	% of net sales	October 29, 2005	% of net sales	$ change	% change
Net sales	$688,054	100.0%	$495,741	100.0%	$192,313	38.8%
Cost of sales	363,263	52.8%	269,019	54.3%	94,244	35.0%

Gross profit	324,791	47.2%	226,722	45.7%	98,069	43.3%
Selling, general and administrative expenses	264,867	38.5%	187,605	37.8%	77,262	41.2%

Income from operations	59,924	8.7%	39,117	7.9%	20,807	53.2%
Interest, net and other	5,222	0.8%	2,735	0.6%	2,487	90.9%

Income before income taxes	65,146	9.5%	41,852	8.4%	23,294	55.7%
Income tax provision	25,681	3.7%	16,698	3.4%	8,983	53.8%

Net income	$39,465	5.7%	$25,154	5.1%	$14,311	56.9%

Consolidated effective income tax rate	39.4%		39.9%

Comparison of the Three and Nine Month Periods Ended October 28, 2006 with the Three and Nine Month Periods Ended October 29, 2005

Consolidated Net Sales

Consolidated net sales consist of retail and direct sales which include co-branded credit card program fee and royalty revenue, deferred coupon revenue related to reward coupons earned under the program and shipping fees received from customers for delivery of merchandise.

Consolidated net sales increased during the three and nine months ended October 28, 2006 as compared to the same periods in the prior year primarily as a result of the addition of 62 premium retail stores since the end of the 2005 third quarter. In addition, comparable premium store sales grew by 9.9 percent for the quarter, compared to a 6.8 percent increase in the prior year period.

We began reporting comparable premium store sales in the fiscal 2006 second quarter. This period was chosen due to the fact that we reached the milestone of having 100 premium retail stores in our comparable premium store retail base in the fiscal 2006 first quarter. We believe a store base of this size offers sufficient data to provide meaningful comparable premium store sales information. We plan to continue to provide this information on a quarterly basis.

Comparable premium stores are defined as those stores in which the gross square footage has not changed by more than 20% in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended, the comparable premium store retail base included 115 premium retail stores compared to 69 premium retail stores in the third quarter of 2005.

The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

In addition to the opening of new premium retail stores and comparable store sales growth, consolidated net sales for the three and nine months ended October 28, 2006 benefited from increases of 90% and 170%, respectively, in national magazine advertising circulation as compared with the same periods in the prior year. Catalog circulation remained virtually flat for the third quarter and increased by 3.7% during the nine month period as compared with the same periods in the prior year. Catalog circulation in the third quarter remained virtually flat due to the discontinuation of the Sport catalog during the period. The increase in catalog circulation during the nine month period was primarily driven by additional Coldwater Creek catalogs, which are designed to drive premium retail store sales.

Internet net sales increased during the nine months ended October 28, 2006 as approximately 269,000 net new names were added to our e-mail database since the end of the fiscal 2005 third quarter. Our e-mail database decreased by approximately 299,000 net names during the third quarter of 2006 as a result of an extensive review of the validity of all addresses within the database. In addition to increased promotional activity, e-mail frequency also increased by 31% and 49%, respectively, in the three and nine months ended October 28, 2006 as compared to the same periods in the prior year.

Fee and royalty revenue related to the co-branded credit card program contributed an additional $0.9 million and $4.3 million, respectively to the overall increase as compared to the same periods in the prior year, while deferred coupon revenue related to reward coupons earned under the co-branded credit card program contributed $0.4 million and $1.6 million, respectively. Although our agreement with the issuing bank extends until the first quarter of 2010, subject to an annual automatic renewal, there is no assurance our arrangement with the issuing bank will continue under its current terms.

Shipping fees received from customers for delivery of merchandise contributed an additional $1.5 million and $4.7 million, respectively.

These increases to net sales were partially offset by markdowns and discounts offered to customers as we increased our promotional activity during the third quarter, as well as by discounts associated with the co-branded credit program.

Consolidated Cost of Goods Sold/Gross Profit

The increase in consolidated gross profit rate for the three and nine months ended October 28, 2006 as compared with the same periods in the prior year resulted primarily from higher initial markups associated with the direct sourcing initiative, higher purchase volumes related to the retail expansion and improved leveraging of retail occupancy costs. These increases were offset by increased promotional activity as well as costs related to our day spa concept.

During the three months ended October 28, 2006 higher initial markups were offset by increased promotional activity during the latter half of the quarter compared to the third quarter of 2005, resulting in an approximately 0.7 percentage point increase in merchandise margin. Improved leveraging of our retail occupancy costs and our buying and distribution costs offset primarily by higher shipping and handling costs related to our direct segment, had increased our consolidated gross profit rate by approximately 0.4 percentage points. We also experienced an approximately 0.3 percentage point decrease to our consolidated gross profit rate for costs associated with our day spa concept. Discounts, including those related to national magazine advertisements increased as a result of higher promotional activity compared to prior year periods. Consolidated gross profit rate for three months ended October 28, 2006 also benefited from the recognition of co-branded credit card program fee and royalty revenue of $2.5 million compared to $1.3 million for the same period last year.

During the nine months ended October 28, 2006, higher initial markups were offset be increased promotional activity as compared to the same period last year resulting in an approximately 1.3 percentage point increase in merchandise margin. Improved leveraging of our retail store costs and our buying and distribution costs offset by slightly higher shipping and handling costs related to the direct segment increased our consolidated gross profit rate by 0.5 percentage points. These increases were offset by a decrease of 0.3 percentage points primarily due to costs associated with the day spa concept. Discounts, including those related to national magazine advertisements increased as a result of higher promotional activity compared to prior year periods. Consolidated gross profit rate for nine months ended October 28, 2006 also benefited from the recognition of co-branded credit card program fee and royalty revenue of $7.6 million compared to $1.7 million for the same period last year.

Consolidated Selling, General and Administrative Expenses

The increase in consolidated selling, general and administrative expenses (SG&A) for both the three and nine months ended October 28, 2006 was largely the result of increased employee expenses, driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel infrastructure to support the expanding retail store base. Increased national magazine advertisement circulation also contributed to the SG&A increase for both the three and nine months as compared to the same periods in the prior year. For the three month period, catalog circulation and expense slightly decreased mainly as the result of the discontinuation of the Sport catalog while catalog circulation and expense increased for the nine month period.

As a percentage of net sales, selling, general and administrative expenses increased 0.1 percentage points for the three months ended October 28, 2006 as compared to the comparable prior quarter. This increase, as a percentage of sales, was driven by a 2.0 percentage point increase in marketing and advertising (primarily national magazine advertising), a 0.4 percentage point increase in employee expenses and a 0.6 percentage point increase in overhead costs as we continue to expand our premium retail store base. These increases were offset by a 2.9 percentage point decrease in catalog expense, as a percentage of net sales, as the retail segment continues to represent a larger portion of consolidated net sales. The increase in employee expenses consists mainly of retail administrative and store employee wages and related taxes and benefits. The increase in overhead consists mainly of depreciation and professional services as we continue to support the growth of our business. The increases in employee and overhead expenses were also driven by costs related to our day spa concept.

As a percentage of net sales, selling, general and administrative expenses increased 0.7 percent for the nine months ended October 28, 2006 as compared to the comparable prior period. This increase, as a percentage of sales, was driven by a 1.8 percentage point increase in marketing and advertising (primarily national magazine advertising), a 0.7 percentage point increase in employee expenses and a 0.4 percentage point increase in overhead costs as we continue to expand our premium retail store base. These increases were offset by a 2.2 percentage point decrease driven primarily by decreased catalog expense as the retail segment continues to represent a larger portion of consolidated net sales. The increase in employee expenses consists mainly of retail administrative and store employee salaries and wages and related taxes and benefits. The increase in overhead consists mainly of depreciation and professional services as we continue to support the growth of our business. The increases in employee and overhead expenses were also driven by costs related to our day spa concept.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for both the three and nine months ended October 28, 2006 as compared to the same periods in the prior year resulted from higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The increase in the consolidated provision for income taxes for both the three and nine months ended October 28, 2006 as compared to the same periods in the prior year was the result of higher pre-tax income. The decrease in the effective income tax rate for the same periods reflects a shift to qualified performance-based executive compensation programs which are fully deductible for tax purposes and the release of interest accrued on positions taken in prior year returns in which the statute of limitations expired.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	October 28, 2006	% of Net Sales	October 29, 2005	% of Net Sales	% Change
Net sales:
Retail	$167,520	65.3%	$113,178	60.6%	48.0%
Direct:
Internet	59,468	23.2%	46,229	24.7%	28.6%
Catalog	29,383	11.5%	27,428	14.7%	7.1%

Total Direct	$88,851	34.7%	$73,657	39.4%	20.6%

	$256,371	100.0%	$186,835	100.0%	37.2%

Segment operating income:
Retail	$29,602		$20,166		46.8%
Direct	27,070		18,111		49.5%

	$56,672		$38,277		48.1%

	Nine Months Ended
	October 28, 2006	% of Net Sales	October 29, 2005	% of Net Sales	% Change
Net sales:
Retail	$439,917	63.9%	$291,408	58.8%	51.0%
Direct:
Internet	164,894	24.0%	125,620	25.3%	31.3%
Catalog	83,243	12.1%	78,713	15.9%	5.8%

Total Direct	$248,137	36.1%	$204,333	41.2%	21.4%

	$688,054	100.0%	$495,741	100.0%	38.8%

Segment operating income:
Retail	$79,316		$51,813		53.1%
Direct	69,869		46,207		51.2%

	$149,185		$98,020		52.2%

The following table reconciles segment operating income to income from operations (in thousands).

	Three Months Ended			Nine Months Ended
	October 28,	October 29,	%	October 28,	October 29,	%
	2006	2005	Change	2006	2005	Change
Segment operating income	$56,672	$38,277	48.1%	$149,185	$98,020	52.2%
Unallocated corporate and other	(32,353)	(21,884)	47.8%	(89,261)	(58,903)	51.5%

Income from operations	$24,319	$16,393	48.3%	$59,924	$39,117	53.2%

Retail Segment

Sales

The $54.3 million and $148.5 million growth in retail segment net sales for the three and nine months ended October 28, 2006 as compared to the same periods in the prior year is primarily the result of the addition of 62 premium retail stores since the end of the 2005 third quarter. In addition, comparable premium store sales grew by 9.9 percent for the three months ended October 28, 2006, compared to a 6.8 percent increase in the prior year period. The following table provides a summary of retail segment net sales growth between the 2005 third quarter and the 2006 third quarter (in thousands). The category “Other” is comprised of co-branded credit card fee and royalty revenue as well as shipping income.

Three Months Ended October 28, 2006
Increase (decrease)
2005 Net Sales	$113,178
Comparable premium store sales	8,304
Noncomparable store sales	44,743
Other	1,295

2006 Net Sales	$167,520

Outlet and resort stores contributed $1.9 million and $2.2 million to the retail segment net sales growth in the three and nine months ended October 28, 2006 as compared to the same periods in the prior year. Included in the retail segment net sales increase was an additional $1.3 million and $4.9 million, respectively in co-branded credit card program fee and royalty revenue. We believe increased circulation in national magazine advertisements during both the three and nine months periods as compared to the prior year periods also contributed to the growth in retail segment net sales.

Segment Operating Income

Our retail segment operating income rate for the three months ended October 28, 2006 decreased by 0.1 percentage points as compared to the prior comparable period. This decrease was driven primarily by a 1.9 percentage point increase related to costs (primarily product and service costs, employee expenses and overhead) associated with the day spa concept. Partially offsetting this increase was a 0.9 percentage point improvement in retail store overhead costs predominantly related to the leveraging of our retail occupancy costs over increased comparable premium retail store sales. Leveraging of retail employee and marketing expenses contributed improvements of 0.4 percentage points and 0.3 percentage points, respectively. Merchandise margins improved by 0.2 percentage points as a result of higher initial markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, net of increased promotional activity in the latter part of the third quarter.

Our retail segment operating income rate for the nine months ended October 28, 2006 increased by 0.3 percentage points as compared to the prior comparable period. This increase was driven primarily by a 1.3 percentage point improvement in retail store overhead costs predominantly related to the leveraging of our retail occupancy costs over increased comparable premium retail store sales. In addition, merchandise margins improved by 0.5 percentage points as a result of higher initial markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, net of increased promotional activity in the latter part of the third quarter. Leveraging of retail employee and marketing expenses contributed improvements of 0.2 percentage points and 0.1 percentage points, respectively. Partially offsetting this increase was a 1.8 percentage point decrease related to costs (primarily product and service costs, employee expenses and overhead) associated with the day spa concept.

Direct Segment

Sales

Increases in direct segment net sales of $15.2 million and $43.8 million during the three and nine months ended October 28, 2006 as compared to the same periods in the prior year were driven primarily by increased Internet business net sales. Internet business net sales grew during the periods as a result of an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Increased promotional activity during the quarter also contributed to the growth.

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

Increased shipping revenue associated with improved Internet and catalog net sales contributed an additional $1.5 million and $4.6 million in revenue for the three and nine months ended October 28, 2006 as compared to the same periods in the prior year.

Segment Operating Income

Our direct segment operating income rate for the three months ended October 28, 2006 increased 5.9 percentage points as compared to the prior comparable period. This increase was primarily due to a 4.1 percentage point improvement in the leveraging of direct segment marketing costs as these costs were spread over increased direct segment sales. An improvement of 1.9 percentage points in merchandise margins also contributed to the increase as a result of higher initial markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion, net of increased promotional activity during the latter part of the third quarter. Improved leveraging of fixed costs, predominantly depreciation contributed an additional 0.1 percentage point to the improvement while increased freight costs as a percentage of revenue, offset our direct segment operating income rate by 0.2 percentage points.

Our direct segment operating income rate for the nine months ended October 28, 2006 increased 5.5 percentage points as compared to the prior comparable period. This increase was primarily due to a 3.0 percentage point improvement in the leveraging of direct segment marketing costs as these costs were spread over increased direct segment sales. An improvement of 2.1 percentage points in merchandise margins also contributed to the increase as a result of higher initial markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion, net of increased promotional activity during the latter part of the third quarter. Improved leveraging of freight costs, employee expenses and overhead costs, predominantly depreciation, contributed 0.2 percentage points, 0.2 percentage points and 0.1 percentage points, respectively to the increase.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased for both the three and nine months ended October 28, 2006 compared to the same periods in the prior year due mainly to increases of $4.6 million and $12.8 million, respectively, in marketing expenses, primarily related to increased national magazine advertising. Corporate employee expenses, consisting predominantly of corporate salaries and benefits, further decreased corporate operating income for the three- and nine-month periods by $2.1 and $8.3 million, respectively.

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

Operating activities generated $46.2 million and $50.9 million of positive cash flow during the first nine months of fiscal 2006 and 2005, respectively. On a comparative year-to-year basis, decreased operating cash flow resulted primarily from higher inventory purchases offset by higher operating income and increased collection of tenant allowance receivables. Contributing to the decrease in cash flows from operations was approximately $3.2 million in tax deduction benefits related to stock option exercises that were recorded in cash flows from operations in 2005, that now as a result of our adoption of SFAS 123R are recorded as a cash flow from financing activities.

Investing activities consumed $80.5 and $59.3 million of cash during the first nine months of fiscal 2006 and 2005, respectively. Cash outlays in these periods were principally for capital expenditures consisting mainly of the cost of leasehold improvements and furniture and fixtures for new premium retail stores and to a lesser extent, expansion of our IT infrastructure.

As a result of the foregoing, we had $164.3 million in consolidated working capital at October 28, 2006 compared with $125.8 million at October 29, 2005. The consolidated current ratio was 1.8 at both October 28, 2006 and October 29, 2005. We had no outstanding short-term or long-term bank debt at October 28, 2006 or October 29, 2005.

At October 28, 2006, we operated 225 premium retail stores. As of the date we filed this report, thirteen premium retail stores have been opened in the fourth quarter of fiscal 2006, bringing the total premium retail store count to 238. We currently plan to open one additional premium retail store during the remainder of the fourth quarter for a total of 65 premium retail stores in 2006. We continue to believe there is an opportunity to grow our retail store base to a total of 450 to 500 stores in up to 300 identified markets nationwide over the next four to six years. The pace, scope and size of our retail store expansion will be influenced by the economic environment, available working capital, our ability to identify and obtain favorable terms on suitable locations for our stores and, if necessary, external financing.

We currently estimate approximately $23.7 million in capital expenditures for the remainder of fiscal 2006. These planned expenditures will primarily be for new premium retail stores and various technology additions and upgrades. We expect to fund these expenditures from operating cash flows and working capital.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under the current store roll-out plan. We may be required, however to seek additional sources of funds if, for example, we choose to accelerate the retail roll-out strategy.

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

In the near term, we expect the increase in overall profitability measured as a percentage of net sales will be partially offset by the expense associated with plans to increase advertisements in national magazines. This advertising is designed to increase market share and brand recognition. However, in the longer term we believe that acquiring additional market share will ultimately contribute to the overall profitability rate.

The last month of our fiscal third quarter was marked by a promotional retail selling environment, which we believe many of our competitors also experienced. We believe this promotional environment may carry into the holiday season.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

Off-balance sheet liabilities primarily consist of lease payment obligations incurred under operating leases, which are required to be excluded from the condensed consolidated balance sheets by accounting principles generally accepted in the United States. The only individually significant operating lease is for our distribution center and call center located in Mineral Wells, West Virginia. During the third quarter of 2006, construction was completed on the 350,000 square-foot expansion to our distribution center located in Mineral Wells, West Virginia, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. This amendment has been reflected in the schedule below. Off-balance sheet liabilities also include inventory purchase orders which represent agreements to purchase inventory that are legally binding and that specify all significant terms. All other operating leases pertain to retail and outlet stores, our Coeur d’Alene, Idaho call center and to various equipment and technology.

The following tables summarize our minimum contractual commitments and commercial obligations as of October 28, 2006 (in thousands):

	Payments Due in Fiscal Year
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Operating leases (a)	$494,264	$12,574	$106,435	$105,610	$269,645
Inventory purchase orders (b)	195,479	—	195,479	—	—
Other long-term liabilities (c)	6,724	—	—	—	6,724

Total	$696,467	$12,574	$301,914	$105,610	$276,369

(a)	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

(b)	We expect to pay all of our commitments relating to inventory purchases in the next twelve months, primarily within our 2007 fiscal year. The actual timing of the payments is subject to change based on actual receipt of the inventory and the terms of payment with the vendor.

(c)	Other long-term liabilities primarily include amounts on our October 28, 2006 balance sheet representing obligations under our supplemental executive retirement plan as well as asset retirement obligations under certain of our lease arrangements. Though we do not expect to pay any cash out in the next twelve months, the timing of cash flows associated with the majority of these obligations are highly uncertain and subject to change based on circumstances not necessarily within our control.

We have excluded $86.8 million, $8.2 million and $1.4 million of deferred rents, deferred revenue, and deferred income taxes, respectively, from the other long-term liabilities in the table above. These amounts have been excluded as they either do not represent contractual obligations that will be settled in cash or in the case of deferred rents relate to operating leases which are already reflected in the operating leases category above.

Subsequent to October 28, 2006, we entered into additional retail leases with minimum lease payment requirements and as a result, as of November 28, 2006 our operating lease commitments increased (net of subsequent lease payments made) by $8,949.

As of October 28, 2006 we had $25.8 million in letters of credit issued.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the three-month period ended October 28, 2006, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our new bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 29, 2006. Management determined that a material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board) in our internal control over financial reporting originally reported in the first quarter of 2006 still existed as of October 28, 2006 with regard to the evaluation of the appropriate accounting treatment for non-refundable up-front marketing fees received from the credit card issuer upon the activation of credit cards under our co-branded credit card program. This material weakness was attributed to deficiencies in our controls over the selection, monitoring and review of assumptions and factors affecting accounting practices relating to the recognition of the credit card marketing fees. Because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer each concluded that, as of October 28, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)	Changes in internal control over financial reporting.

During the third quarter of fiscal 2006 we took remediation actions to address our material weakness which included the hiring of a new vice president of finance, a director of financial controls and a director of financial accounting and reporting. We also engaged an outside financial accounting advisory firm during the third quarter of fiscal 2006. As a result, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that these actions constitute a change in internal control over financial reporting that is reasonably likely to materially affect our internal controls over financial reporting. While we have taken these actions in the third quarter of 2006, we will test the operating effectiveness of these changes to our internal controls over financial reporting in the fourth quarter to determine whether the material weakness has been remediated. While we believe these steps will remediate the identified material weakness, there is a risk that these steps will not be adequate to sufficiently reduce or eliminate the deficiencies to demonstrate that our internal control over financial reporting is effective as of the end of the fiscal year.

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

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the third quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K/A and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. At October 28, 2006, we operated 225 premium retail stores. We plan to open a total of 65 premium retail stores in fiscal 2006. We believe we have the potential to grow our retail business to a total of 450 to 500 retail stores over the next four to six years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

We are currently testing our Coldwater Creek ~ The Spa concept in six locations. All of our test spas have been open for less than one year and we have not formed a conclusion as to the long-term prospects for this concept. To date, however, our spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop spas. Factors that could cause us to curtail or abandon the spa concept include:

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

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

Over the next two years we plan to replace numerous of our management information systems, including many systems that are critical to our operations. During the third quarter of fiscal 2006, we began the implementation of an enterprise resource planning system to support our increasingly complex business and business processes. Installing and integrating the various components of our management information systems carries substantial operations risk, including loss of data or information, cost overruns, implementation delays, disruption of operations, and our ability to meet regulatory reporting requirements.

Demand for our merchandise is difficult to predict and our inability to accurately forecast demand may reduce our gross margins or sales.

Because our merchandise is comprised primarily of discretionary items, the general economic climate and consumer confidence have a pronounced impact on the demand for our products. Lower demand may be evidenced by lower conversion rates, transaction sizes or store traffic, such as we encountered during the last month of our fiscal third quarter. These factors are difficult to predict, particularly for a business like ours with a relatively short history operating retail stores and a small store base. We base our inventory levels on anticipated demand. Lower demand may cause us to move more full-price merchandise to clearance, which would reduce gross margins, and could adversely affect liquidity (including compliance with our debt covenants) and, therefore, slow the pace of retail expansion. Over the past few years, we generally have maintained conservative inventory levels, making us less vulnerable to sales shortfalls. However, our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory in anticipation of lower demand but demand is stronger than we anticipated, we may be forced to backorder merchandise, which may result in lost sales and lower customer satisfaction.

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our stock price.

We are applying significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. We determined that a material weakness in internal control over financial reporting existed as of January 28, 2006 with regard to the evaluation of the appropriate accounting treatment for marketing fees received under the co-branded customer credit card program, and during the third quarter of fiscal 2006 we took remediation actions to address this material weakness. There can be no assurance that we will be successful in remediating this material weakness, and it is possible that we may identify other material weaknesses in our internal controls over financial reporting. Moreover, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the effectiveness of internal control may vary over time. We cannot be certain that internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

No reportable events

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Supplemental Bonus for Dennis C. Pence

10.2	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (incorporated by reference from the Current Report on Form 8-K filed on October 31, 2006 (file no. 000-21915))

10.3	Amendment to Coldwater Creek Inc. Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed on September 1, 2006 (file no. 000-21915))

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 7th day of December 2006.

COLDWATER CREEK INC

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Melvin Dick
Melvin Dick
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Supplemental Bonus for Dennis C. Pence

10.2	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (incorporated by reference from the Current Report on Form 8-K filed on October 31, 2006 (file no. 000-21915))

10.3	Amendment to Coldwater Creek Inc. Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed on September 1, 2006 (file no. 000-21915))

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002