Form 10-K
period 2007-02-03
COLDWATER CREEK INC
filed 2007-04-04
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2007

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

Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the NASDAQ was approximately $1,214,613,000.

There were 93,209,432 shares of the registrant’s $0.01 par value common stock outstanding on March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended February 3, 2007

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

We maintain an Internet web site at www.coldwatercreek.com. (This web site address is for informational purposes only and is not intended to be an active link or to incorporate any web site information by its reference into this document.) We make available, free of charge, through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports have been electronically filed with the SEC.

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.05 billion in net sales in fiscal 2006. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

Recent Developments and Strategic Initiatives

During fiscal 2006, our efforts were focused on certain key business developments and strategic initiatives which we believe will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. These key developments and initiatives included:

•	Retail expansion

•	Exceptional customer service

•	Increase share of women’s apparel market

•	Direct sourcing

•	Coldwater Creek ~ The Spa

•	Corporate infrastructure improvements

Retail Expansion

Since the opening of our first premium retail store in November 1999, we have gradually evolved from a direct marketer to a multi-channel specialty retailer. We have found that while our customer enjoys shopping through either the Internet or over the phone, she prefers to purchase a majority of her apparel in retail stores. Accordingly, we continued to invest in the expansion of our retail channel in fiscal 2006 to better align our services with the needs and preferences of our customers.

We believe there is an opportunity for us to grow our premium retail store base to 450 to 500 stores in more than 250 identified markets nationwide over the next three to five years. In fiscal 2006, we successfully opened 65 premium retail stores, increasing our total premium store count to 239, covering 146 markets. Approximately 50 percent of these stores are located in traditional malls, 44 percent in lifestyle centers and 6 percent in street locations. In addition to our 239 premium retail stores we also operated one resort store and 25 merchandise clearance outlets at the end of fiscal 2006.

We currently plan to open 65 premium retail stores during fiscal 2007, eleven of which are planned for opening in the first quarter, six in the second quarter, 28 in the third quarter and twenty in the fourth quarter. Approximately 68 percent of these new stores will be located in lifestyle centers, 28 percent in traditional malls and four percent in street locations. New premium retail stores will average approximately 6,000 square feet. As of March 26, 2007, six stores have been opened in the first quarter of fiscal 2007, for a premium retail total store count of 245.

Each new store location is identified, analyzed and presented for approval through a collaborative process between our real estate and business intelligence departments. The real estate department uses its experience and current market knowledge to identify potential locations based upon an overall market plan. The business intelligence department then analyzes each location by using data and information gathered through a combination of our own extensive customer database and external sources. This comprehensive analysis includes such information as projected sales, consumer age, income level, buying habits and the location of competitors within the same trade area.

West Virginia Distribution Center

A key component in the success of our retail expansion strategy is adequate warehouse and distribution capacity. To ensure adequate capacity is continuously available, we made the decision in fiscal 2005 to expand our Mineral Wells, West Virginia distribution center. During fiscal 2006, construction of the 350,000 square foot expansion was completed, increasing the center’s size from 610,000 square feet to 960,000 square feet. We believe the newly expanded facility will provide the capacity required to support our retail expansion goals.

Throughout fiscal 2006, we also continued to make improvements in our distribution infrastructure, processes and technology. These improvements were made in order to expedite the flow of merchandise through our distribution center with the goal of moving product more quickly to our premium retail stores. We plan to continue making such improvements in the future.

Exceptional Customer Service

Customer service has always been a hallmark of the Coldwater Creek brand. In fiscal 2006, we continued our focus on providing customers with an exceptional shopping experience through our retail training program and Customer Service Recognition program.

Expanded Retail Training Program

As we continue to implement our retail growth strategy, we must focus on imparting the Coldwater Creek culture of customer service to each new store. To ensure our customer receives the same level of exceptional customer service, whether at one of our retail stores or customer contact centers, we implemented a significant expansion of our retail training program, which we call “Coldwater Creek University.” This program, which is held in the state-of-the-art training center at our Sandpoint, Idaho campus, consists of six days of leadership training for all new Store Managers and District Managers. This training program includes sessions on various topics, such as the Company’s history, visual merchandising, situational leadership, recruiting top performers and effective store operations. Managers complete this program with a clear understanding of the Coldwater Creek culture and the Company’s expectations of exceptional customer service.

Training continues after Coldwater Creek University with our hands-on Management Training Series and our Store Leadership Training program, both of which were launched in February 2005 and revised regularly to reflect current business and customer expectations. Each emphasizes the Coldwater Creek culture and our commitment to exceptional customer service. During fiscal 2006, we also launched a new training initiative for high performing Assistant Store Managers to refine their skills in order to move to the next level.

Customer Service Recognition Program

We strive to create an environment in which our personnel are rewarded for their dedication to customer service. One of the incentives we provide is the Customer Service Recognition program, which was launched in the second quarter of fiscal 2005. Under this program, retail store and customer contact center personnel have the opportunity to earn shares of Coldwater Creek common stock as a reward for providing exceptional customer service. Stock awards are based upon such criteria as secret shopper scores, customer comments, customer contact center response times and the observations of other personnel.

Increase Share of Women’s Apparel Market

We believe we have a competitive opportunity to increase our share of the women’s apparel market by appealing to potential customers who may be dissatisfied with the merchandise selections and customer service offered by department store chains. Once a customer becomes familiar with our brand, we believe she will be continually drawn to our distinctive merchandise assortment and exceptional customer service. To appeal to potential customers and ultimately gain market share, we continued to focus our efforts on the following initiatives during fiscal 2006:

•	National branding campaign

•	Coldwater Creek catalog

•	E-mail campaigns

National Branding Campaign

One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive traffic and sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day.

During fiscal 2006, we increased the number of national publications in which we placed our advertisements introducing the Coldwater Creek brand to a greater number of potential customers. As a result, our investment in national magazine advertisements increased to $24.2 million in fiscal 2006 from $13.6 million in fiscal 2005. During the second half of fiscal 2006, we tested a television advertising campaign in limited markets.

In fiscal 2007, we plan to continue to invest in national branding through national magazine advertising and testing of television advertising. During fiscal 2007, we plan to spend approximately $32 million related to our national branding campaign. We anticipate that through improved brand recognition these advertisements will continue to translate into increased market share and improved profitability.

Coldwater Creek Catalog

In the first quarter of fiscal 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it exclusively features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the premium retail store. While the catalog is designed to effectively increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales.

During fiscal 2006, we mailed approximately 20.5 million Coldwater Creek catalogs compared to the 11.9 million mailed during fiscal 2005. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets. In fiscal 2007 we plan to increase the circulation of our Coldwater Creek catalog to approximately 29.4 million.

E-mail Campaign

During fiscal 2006, we continued the expanded e-mail campaign program which was launched during fiscal 2005, resulting in the delivery of approximately 43 percent more e-mails to customers in fiscal 2006 than in fiscal 2005 along with more targeted campaigns sent to specific customer segments. We believe this increase was a contributing factor in the 33.0 percent increase in Internet net sales in fiscal 2006 as compared to fiscal 2005. We plan to continue this campaign in fiscal 2007, monitoring customer response and adjusting the campaign accordingly. As of February 3, 2007, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.1 million compared to 2.9 million as of January 28, 2006.

Direct Sourcing

Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past two years, however, we have begun to work directly with foreign manufacturers, launching our direct sourcing initiative in the third quarter of fiscal 2004. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our merchandise. We believe these benefits result in faster speed to market, improved quality and higher profit margins.

To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of fiscal 2005 and an office in India in the first quarter of fiscal 2006, with additional staff located in Guatemala. These sourcing offices work closely with direct sourcing personnel located at our corporate headquarters. The primary functions of these offices are product development and production management. Foreign office personnel are involved in selecting foreign manufacturers, ensuring adequate factory capacity and negotiating prices and delivery terms.

Our sourcing offices also provide samples of fabrics, colors and prints that are being developed in their region. Once a purchase order is issued, production management personnel work directly with foreign manufacturers to ensure merchandise is produced according to our exact specifications, including fabric quality and color, fit and design. The opportunity to verify conformance to these specifications throughout the manufacturing process provides more control over the quality of our end product. Personnel also oversee the timeliness of the production process, from the initial receipt of fabric to merchandise shipment, resulting in improvements in inventory planning and control.

Approximately 15 percent of our merchandise was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. We currently plan to direct source 50 percent of our merchandise purchases by the end of fiscal 2007 and approximately 70 percent by the end of fiscal 2008. As we increase the percentage of total merchandise that is purchased directly from manufacturers, the number of domestic importers with whom we currently contract will decrease. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.

Social and Environmental Compliance

We have always been aware of the potential social and environmental impacts of the apparel manufacturing process. As we continue to increase the percentage of merchandise we source directly from manufacturers, we are provided with an opportunity to gain more control over these impacts. As such, we are committed to sourcing our products in a responsible manner, respecting both the countries in which we have a business presence, and the business partners who manufacture our products.

As a part of this commitment, in fiscal 2005, we implemented a comprehensive code of conduct and monitoring program that applies to all factories contracted in the production of merchandise for Coldwater Creek. Within this code, we recognize that local customs and laws vary from one region of the world to another; however, we strongly believe the issue of human rights transcends geographical boundaries. The intention of this code is to communicate our expectations to each of our business partners.

To ensure our business partners adhere to our code of conduct, we monitor each of their business practices through an annual on-site factory inspection and compliance audit. These audits are performed by an accredited compliance firm and focus on areas such as compliance with local laws and regulations, child and forced labor conditions, working hours, health and safety programs, freedom of association and the environment. Random audits are conducted as needed.

If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to correct those deficiencies. The goal of this process is to not only immediately correct the deficiencies, but to also educate individuals, build strategic relationships and improve business practices over the long-term. Business relationships are severed with partners who do not make the necessary improvements in a timely manner.

In addition, we have joined Business for Social Responsibility, a global organization that assists member companies in the achievement of success in ways that respect ethical values, people, communities and the environment. Through the many tools offered by this organization, and the collaboration with other member companies, we will continue to develop and strengthen our social compliance program.

As a member of Business for Social Responsibility, we, along with six other nationally known women’s apparel companies, became charter members of the Apparel Water Quality Working Group. Water is a natural resource that can be significantly impacted by the apparel manufacturing process. The focus of this group is the development of a single set of standards for monitoring and improving water quality in the production of apparel.

Coldwater Creek ~ The Spa

In the fourth quarter of fiscal 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. During the first quarter of fiscal 2006 we opened one of six planned day spa locations with the remaining five locations opened in the second quarter. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. Our day spas are staffed with experienced professionals in all treatment areas. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Each day spa, which averages approximately 4,900 square-feet in size, features a relaxed setting through a soft wood décor that is accented with complimentary color palettes and ambient lighting. In addition, each day spa is located in close proximity to an existing premium retail store as we believe this creates significant opportunities for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa and thereby increase traffic and sales in both concepts.

We currently plan to open three additional day spa locations during fiscal 2007, one of which is planned for opening in the second quarter with the remaining two scheduled to open in the third quarter. Each of the new day spa locations will be adjacent to one of our premium retail stores and will be connected to the store via an internal pass through, which we hope to utilize to increase traffic to both concepts.

Corporate Infrastructure Improvements

•	Information Technology (IT) initiatives

•	Increased personnel

IT Initiatives

As part of our ongoing efforts to monitor operating efficiency and the ability of our infrastructure to accommodate current and planned growth, we are currently taking steps to improve various information technology tools and systems that we utilize. During fiscal 2006, we commenced activities to review, enhance and replace several fundamental systems, such as our inventory planning and allocation and financial and human resource systems.

Increased Personnel

As a result of focused recruiting programs and staffing increases related to our premium retail store expansion, the number of full-time and salaried positions in our retail segment increased significantly during fiscal 2006, compared with the prior year. We also increased our investment in corporate support positions during fiscal 2006, compared with the prior year. These additional support positions included increases in the areas of design and merchandising, information technology, human resources, direct sourcing, finance and accounting. Because we believe that these investments in personnel infrastructure help to position us for our future growth, we anticipate that we will continue to make investments in this area for the foreseeable future.

Narrative Description of Business

If we are to fulfill our mission of becoming one of the premier specialty retailers for women 35 years of age and older in the United States, we must focus not only on the strategic initiatives discussed above but also on our core business components. These core business components include:

•	Our proprietary merchandise

•	Our marketing and brand management

•	Our multi-channel approach

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

Once our merchandise assortment is selected, our inventory planning team must determine the exact quantities of each item to purchase in order to meet anticipated demand. This determination is made through the analysis of information such as historical sales, planned merchandise presentation, scheduled store openings and sales projections. This process culminates in the issuance of various purchase orders. Coordinating with the direct sourcing department, quality assurance and quality compliance personnel monitor the production process to ensure the merchandise is produced to exact specifications and within the designated timeline.

Our Marketing and Brand Management

We seek to present a consistent brand image throughout all of our marketing and promotion activities. The primary initiatives in fiscal 2006 were aimed at retaining existing customers and attracting new customers while building overall brand awareness. National magazine advertising, Coldwater Creek catalogs and e-mail campaigns were the primary vehicles used to support these initiatives, as discussed above under the caption “Increase Share of Women’s Apparel Market.” In addition we also continued to mail millions of our Northcountry and Spirit catalogs, participated in an affiliate website program and periodically offered our customers a gift-with-purchase.

As a direct-to-consumer retailer we have been able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefits to be gained.

Co-Branded Credit Card Program

In the second quarter of fiscal 2005, we introduced our co-branded credit card program. To encourage pre-approved customers to apply for and accept the credit card, we provide a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and at other businesses where our card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon that is valid towards the purchase of Coldwater Creek merchandise. In addition to earning points, all participants in the co-branded credit card program receive exclusive offers throughout the year. These offers have included special discounts, invitations to Coldwater Creek shopping events, and periodic opportunities to earn double and triple points.

Our Multi-Channel Approach

Our merchandise is offered through two distinct operating segments, retail and direct. Our retail segment includes an expanding base of premium retail stores and outlet stores along with our day spa locations while the direct segment encompasses our direct-to-consumer business through e-commerce and catalog operations. This multi-channel approach allows us to cross-promote the brand and provide customers with convenient access to our merchandise, regardless of their preferred shopping method.

In addition, our customer service programs are designed to facilitate this multi-channel approach. We accept returns through any channel regardless of the initial point of purchase. We also provide in-store web kiosks and assist customers in ordering items through our website if the desired merchandise is unavailable at their local premium retail store. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores.

Information regarding segment performance is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. Additionally, selected financial data for our segments is presented in Note 19 to our consolidated financial statements.

Retail Segment

Our retail stores are designed to reflect the brand’s focus on a casual, unhurried lifestyle, encouraging customers to relax and enjoy their shopping experience. Our prominent storefront display windows, logo signage and soft curved archway provide an inviting atmosphere to our shoppers. Store interiors combine an appealing mix of wood décor, stone accents, and other natural materials and colors. Thoughtfully designed merchandise fixtures, water features and leather chairs also help to create a warm, comfortable environment.

We seek to hire our customers, as we believe they are in the best position to provide knowledge and understanding of our customer’s needs. Ongoing training is provided for all store personnel concerning company culture, customer service methods and expectations, the product and the customer. To ensure we are providing the level of service customers have come to expect, we monitor secret shopper scores, customer comments, conversion rates and other operational metrics on a daily basis.

The visual presentation of our merchandise is key to maintaining our brand integrity. From window displays and floor layouts, to the fold of our shirts and the focused calibration of our light fixtures, we pay close attention to detail. The stores are clean and fully stocked at all times, ensuring visibility and access to the merchandise. To guarantee both frequent and new customers a fresh merchandise assortment, we continually introduce new styles and designs into the stores.

We continue to conduct four key seasonal sales events per year in the premium retail stores. Excess merchandise is cleared primarily through our 25 outlet stores and our e-commerce channel. Unlike many other retailers that specifically develop and produce items for sale through their outlet locations, we use outlets exclusively to manage overstocked premium merchandise.

As of March 26, 2007, six premium retail stores have been opened in the first quarter of fiscal 2007 for a premium retail total store count of 245. Over the next three to five years we believe there is an opportunity for us to grow the premium retail concept to a 450 to 500 store chain. Please refer to the “Retail Expansion” section above for further details.

Direct Segment

The direct segment began with the mailing of our first catalog in 1985 and was expanded in 1999 to include our e-commerce business. Our e-commerce website and catalogs feature full color photographs, graphics and artwork. Utilizing a proprietary process, we primarily present our apparel “off-figure,” leaving the customer to decide if an item of merchandise or ensemble is right for her based upon its inherent style and design. All website and catalog pages are created and designed by an in-house team of artists, copywriters and editors to ensure a consistent presentation of the Coldwater Creek brand.

Our E-Commerce Business

We use the e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The website features the entire full-price merchandise offering found in our catalogs. It also serves as an efficient promotional vehicle for the disposition of excess inventory. Customers are driven to the website primarily by catalogs, national magazine advertisements and an expanded e-mail campaign program. In addition, we participate in a sales commission-based program whereby numerous popular Internet search engines and consumer and charitable websites provide hotlink access to our website.

Our Catalogs

Our merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday oriented Gifts-to-Go catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer.

The Northcountry catalog series features casual clothing assortments with an emphasis on comfort and color. The merchandise often includes novel detailing such as embroidery, fabric piecework and design ornamentation. The clothing in this assortment focuses on complete outfits, generally offering tops and bottoms displayed as a complete ensemble. Northcountry represents the broadest product assortment, mixing apparel with jewelry, fashion accessories, gift items and home-related hard goods.

The Spirit catalog features fine fabrics and upscale detailing such as fully lined jackets at higher price points. Along with apparel offered in sophisticated fabrics like linen and matte jersey, the Spirit assortment also features merchandise designed for easy care travel, including items in knit and cotton twills. This apparel is merchandised with versatility in mind, making it simple for the customer to mix and match items to create a personal look.

The Coldwater Creek catalog is designed to drive traffic to our premium retail stores, exclusively featuring merchandise that can be found in these stores. As such, this title is primarily mailed into markets where we have a premium retail store. Refer to “Coldwater Creek Catalog” above for further details.

The Gifts-to-Go catalog offers a varied assortment of the most popular items from Northcountry and Spirit merchandise lines. This catalog is mailed each year during the holiday shopping season and serves the gift-giving needs of our customers.

We began offering a new line of active-wear apparel under the Sport catalog title in August 2004. This apparel represents a small but important portion of the overall merchandise mix. While this merchandise has been well received by customers, the Sport title was discontinued in the third quarter of fiscal 2006. Select Sport merchandise has been incorporated into the existing assortments across all channels.

Approximately 118.7 million catalogs were mailed in fiscal 2006 compared to the approximately 113.0 million mailed in fiscal 2005. We currently plan to mail approximately 129.5 million catalogs in fiscal 2007. The largest increase in circulation will be in the Coldwater Creek catalog, as growth in the premium retail store base is expected to provide additional circulation opportunities in an increased number of markets.

Customer Contact Centers

We have three customer contact centers located in Coeur d’Alene, Idaho, Mineral Wells, West Virginia, and Sandpoint, Idaho. Customer contact center personnel receive comprehensive, ongoing training on the Coldwater Creek culture, expectations of exceptional customer service, and product knowledge. Certain personnel receive more extensive product training and are available to respond to customer inquiries. These Product Specialists can be quickly patched into a three-way call with individual customers and contact center agents in order to answer highly specific questions about any of the merchandise we offer.

If a customer visiting our e-commerce website has questions about products, website navigation or order placement they can request assistance from a knowledgeable customer contact center agent through the online instant help option. Customer contact center agents respond to inquiries in an average of seven to ten seconds through live-chat technology. Requests or questions sent via e-mail receive a personalized reply, rather than an automated response, within an average of fifteen minutes.

For customers who prefer to place orders over the phone, the customer contact center phone system is designed to ensure customer calls are answered immediately. Calls coming into one location are routed to another if the call volume is too high or if a contact center is off-line. On average, calls for catalog orders are answered in less than two seconds during peak ordering seasons. We also have consistently maintained a 99.5 percent answer rate. This rate measures the percentage of calls successfully connected to a customer contact center agent.

Competition

The women’s retail apparel market is highly competitive. Competitors range from specialty apparel retail companies such as Ann Taylor, Chico’s and Talbots to small single-sales channel catalog, e-commerce and retail store companies. We also compete with national department store chains such as Macy’s, Nordstrom, Dillard’s and JC Penney, along with discount retailers that offer women’s apparel and accessories, such as Kohl’s and Target.

We believe that we compete principally on the basis of our high-quality, distinctive merchandise selection and exceptional customer service. We also believe that an integrated, multi-channel sales strategy enhances our ability to compete in the marketplace by providing convenient access to our merchandise, regardless of our customer’s preferred shopping method.

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

Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. We may be subject to these attempts in states in which we have no physical presence. However, the United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. We anticipate that any legislative changes regarding direct marketers, if adopted, would be applied only on a prospective basis.

Many of our products are manufactured outside the United States and are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products we are allowed to import or increase the cost of such products. To date, we have not been restricted by quotas in the operation of the business, and customs duties have not comprised a material portion of the total cost of most of our products. As we expand retail operations and begin to source more merchandise overseas, business may be impacted by quotas and the imposition of customs duties or tariffs. We are also subject to foreign governmental regulation and trade restrictions, including U.S. retaliation against certain prohibited foreign activities, with respect to our product sourcing.

Employees

As of February 3, 2007, we had 3,038 full-time employees and 8,539 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Trademarks

Our registered trademarks include Coldwater Creek®, Coldwater Creek Spirit® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise and brand.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

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

The key driver of our growth strategy is the retail store expansion. As of February 3, 2007, we operated 239 premium retail stores. We have since opened an additional six stores in the fiscal 2007 first quarter for a total of 245 premium retail stores currently in operation. We plan to open a total of 65 premium retail stores in fiscal 2007. We believe we have the potential to grow our retail business to a total of 450 to 500 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

The day spa test may prove unprofitable and may be abandoned at any time.

We are currently testing our Coldwater Creek ~ The Spa concept in six locations, with plans to open three additional day spas in fiscal 2007. All of our day spas have been open for less than one year and we have not formed a conclusion as to the long-term prospects for this concept. To date, however, our day spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop day spas. Factors that could cause us to curtail or abandon the day spa concept include:

•	unexpected or increased costs or delays in the concept’s development;

•	the potential demands on management resources in developing and testing this new concept;

•	legal and regulatory constraints;

•

the inherent difficulty in forecasting consumer tastes and trends through market research, concept testing or otherwise, and the possibility that we will determine through the performance of our test sites that demand does not meet our expectations; and

•	our inability to fund our day spa concept or its expansion with operating cash as a result of either lower sales from our retail and direct businesses or higher than anticipated costs, or both.

If we were to abandon the day spa concept, we would be required to write off any costs we have capitalized and may incur lease termination costs, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

Over the next two years we plan to replace a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. During the third quarter of fiscal 2006, we began the implementation of an enterprise resource planning system to support our increasingly complex business and business processes. Installing and integrating the various components of our management information systems carries substantial operations risk, including loss of data or information, cost overruns, implementation delays, disruption of operations, and our ability to meet regulatory reporting requirements.

Demand for our merchandise is difficult to predict and our inability to accurately forecast demand may reduce our gross margins.

Customer demand for our merchandise is difficult to predict because it is influenced by factors such as the general economic climate and consumer confidence, as well as by customer preferences which change over time and vary from one geographic region to another. On average, we begin the design process for apparel nine to ten months before merchandise is available to customers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products and amplify the consequences of any misjudgments we might make. If the demand for our merchandise is lower than expected we will be forced to move full-price merchandise to clearance, which reduces our gross margins. Over the past few years, we generally have maintained conservative inventory levels, making us less vulnerable to sales shortfalls. However, our inventory levels fluctuate seasonally, and at certain times of the year, such as during this past holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory in anticipation of lower demand and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

We may be unable to manage significant increases in the costs associated with the catalog business, which could affect results of operations.

We incur substantial costs associated with catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Significant increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase catalog production costs and result in lower profits for the catalog business. Most of the catalog-related costs are incurred prior to mailing, and as such we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Moreover, customer response rates have been unpredictable in recent years, particularly for mailings to prospective customers. Because the catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by the catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Consumer concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

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

During the past few years, with the implementation of a multi-channel business model, our overall business has become substantially more complex. This increasing complexity has resulted and is expected to continue to result in increased demands on managerial, operational and administrative resources and has forced us to develop new expertise. In order to manage our complex multi-channel strategy, we will be required to, among other things:

•

improve and integrate our management information systems and controls, including installing new accounting, human resources, financial planning, inventory purchasing and management, direct segment order processing and retail segment point-of-sale systems;

•	efficiently manage the upgrade of certain equipment at our distribution center; and

•	attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

The direct business depends largely on our ability to fulfill orders on a timely basis, and the direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in the distribution center and stores. As we grow the retail business, we may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may become unable to supply our inventory needs due to capacity constraints, financial instability, or otherwise. If we were required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of our recent initiative to consolidate more merchandise purchases with fewer vendors, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured, which could result in lost sales and a decline in customer satisfaction. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur expensive air freight charges, which would negatively impact our margins.

Increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

We expect to continue to expand our direct sourcing program and to source more merchandise directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. We anticipate that we will be the importer of record on approximately 50 percent of total merchandise purchases during fiscal 2007 and on approximately 70 percent by the end of fiscal 2008. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source merchandise through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

•

burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulation, as well as credit assurances we are required to provide to foreign vendors;

•	declines in the relative value of the U.S. dollar to foreign currencies;

•	failure of foreign vendors to adhere to our quality assurance standards or our standards for conducting business;

•	financial instability of a vendor or vendors;

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

If we are unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. We are subject to, among other things:

•

failures in the efficient and uninterrupted operation of our customer contact centers or our sole distribution center in Mineral Wells, West Virginia, including system failures caused by telecommunications systems providers and order volumes that exceed our present telephone or Internet system capabilities;

•

delays or failures in the performance of third parties, such as shipping companies and the United States postal and customs services, including delays associated with labor disputes, labor union activity, inclement weather, natural disasters, health epidemics and possible acts of terrorism; and

•

disruptions or slowdowns in our order processing or fulfillment systems resulting from increased security measures implemented by U.S. customs, or from homeland security measures, telephone or Internet down times, system failures, computer viruses, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events.

We have a liberal merchandise return policy, and we may experience a greater number of returns than we anticipate.

As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, regardless of condition. We make allowances in financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the website, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed our expectations would result in adjustments to the sales return accrual and to cost of sales and could have a material and adverse affect on financial condition, results of operations and cash flows.

Quarterly results of operations fluctuate and may be negatively impacted by a failure to predict sales trends and by seasonal influences.

Net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as on an annual basis, as a result of a number of factors, including, but not limited to, the following:

•	the number and timing of premium retail store openings;

•	the timing and number of e-mails delivered;

•	the timing of catalog mailings and the number of catalogs we mail;

•	the ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

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

We face substantial competition from discount retailers, such as Kohl’s and Target, for basic elements in our merchandise lines, and net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. We expect this price deflation to continue as a result of the expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we continue to source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, gross margins may be lower than those of competing retailers.

Our success is dependent upon our senior management team.

Future success depends largely on the efforts of Dennis Pence, Chairman and Chief Executive Officer; Georgia Shonk-Simmons, President and Chief Merchandising Officer; Melvin Dick, Executive Vice President and Chief Financial Officer; and Daniel Griesemer, President and Chief Operating Officer. The loss of any of these individuals or other key personnel could have a material adverse effect on the business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

Prior to joining our company, Melvin Dick, our Executive Vice President and Chief Financial Officer, served as the lead engagement partner for Arthur Andersen LLP’s audit of WorldCom’s consolidated financial statements for the fiscal year ended December 31, 2001, and its subsequent review of WorldCom’s condensed consolidated financial statements for the fiscal quarter ended March 31, 2002. The ongoing investigation of the WorldCom matter may require Mr. Dick’s attention, which may impair his ability to devote his full time and attention to our company. Further, Mr. Dick’s association with the WorldCom matter may adversely affect customers’ or investors’ perception of our company.

Our multi-channel model may expose us to the risk that we may be assessed for unpaid taxes.

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

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our investor perceptions.

We dedicate management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. We previously determined that a material weakness in internal control over financial reporting existed as of January 28, 2006 with regard to the evaluation of the appropriate accounting treatment for marketing fees received under the co-branded customer credit card program. During the fourth quarter of fiscal 2006 we completed the remediation of this material weakness.

Our system of internal controls over financial reporting is designed to provide reasonable assurance that the objectives of an effective control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls may not provide absolute assurance that all of our objectives will be met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, and could negatively impact investor perceptions.

The stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $30.95 per share and $18.16 per share, respectively, during the fiscal year ended February 3, 2007. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to their operating performance.

The largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Dennis Pence, our Chairman and Chief Executive Officer may be deemed to beneficially own directly and indirectly approximately 14.2 percent of outstanding common stock as of December 31, 2006. Ann Pence, our former Vice Chairman, may be deemed to beneficially own, directly and indirectly, approximately 19.5 percent of outstanding common stock as of December 31, 2006. Either Dennis Pence or Ann Pence acting independently, could have significant influence over any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the company, which may adversely affect the market price of common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

Stores, Distribution Center and Corporate Facility

Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of February 3, 2007 are set forth below:

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices (a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	270,000 sq. ft.

East Coast Operations Center, including Distribution and Customer Contact Center	100 Coldwater Creek Drive Mineral Wells, West Virginia	Leased	960,000 sq. ft.

Coeur d’Alene, Idaho Customer Contact Center	751 West Hanley Avenue Coeur d’Alene, Idaho	Leased	60,000 sq. ft.

Foreign sourcing offices	Various foreign locations	Leased	17,000 sq. ft.

New York Design Studio	New York City, NY	Leased	6,000 sq. ft.

239 Premium Retail Stores (b)	Various U.S. locations	Leased	1,338,000 sq. ft.

25 Outlet Stores (c)	Various U.S. locations	Leased	163,000 sq. ft.

1 Resort Store (d)	Jackson, Wyoming	Leased	18,000 sq. ft.

6 Day Spas (e)	Various U.S. locations	Leased	29,000 sq. ft.

(a)	Our corporate offices include approximately 176,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, spa, virtual retail stores, photo studio, employee training center and various corporate departments.
(b)	As of February 3, 2007 our premium retail stores averaged approximately 5,600 square feet in size per store. The lease base terms of our premium retail stores are generally ten years.
(c)	As of February 3, 2007 our outlet stores averaged approximately 6,500 square feet in size. The lease base terms of our outlet stores are generally five years.
(d)	During the first quarter of fiscal 2007 we began classifying our resort store as a premium retail store.
(e)	As of February 3, 2007 our day spas average approximately 4,900 square feet in size. The lease base terms of our day spas are generally ten years.

We believe that our corporate offices, distribution center and customer contact centers will meet our operational needs for the foreseeable future.

The following table summarizes the geographic location of our stores at the end of fiscal 2006 and fiscal 2005:

	As of February 3, 2007			As of January 28, 2006
	Premium Retail Stores	Resort and Outlet Stores	Day Spas	Premium Retail Stores	Resort and Outlet Stores
Alabama	4	1	—	4	—
Arizona	6	—	—	6	—
Arkansas	3	—	—	1	—
California	26	2	2	18	2
Colorado	7	1	1	5	1
Connecticut	6	—	—	4	—
Delaware	—	2	—	—	2
Florida	10	—	—	7	—
Georgia	8	1	—	5	1
Idaho	2	—	—	1	1
Illinois	12	—	1	11	—
Indiana	4	2	—	3	2
Iowa	4	—	—	3	—
Kansas	2	—	—	2	—
Kentucky	3	—	—	3	—
Louisiana	3	—	—	3	—
Maine	1	1	—	—	1
Maryland	3	—	—	3	—
Massachusetts	6	—	—	4	—
Michigan	9	1	—	6	1
Minnesota	8	—	—	4	—
Mississippi	1	—	—	1	—
Missouri	8	1	—	6	1
Montana	2	—	—	2	—
Nebraska	2	—	—	2	—
Nevada	3	—	—	2	—
New Hampshire	2	—	—	1	—
New Jersey	5	—	—	3	—
New Mexico	2	—	—	—	—
New York	8	1	—	4	1
North Carolina	8	—	—	5	—
North Dakota	1	—	—	—	—
Ohio	9	1	—	8	1
Oklahoma	2	—	—	2	—
Oregon	5	1	1	4	1
Pennsylvania	6	1	—	6	1
Rhode Island	1	—	—	1	—
South Carolina	4	1	—	3	1
South Dakota	1	—	—	1	—
Tennessee	6	1	—	6	1
Texas	18	1	1	11	1
Utah	1	—	—	1	—
Vermont	1	1	—	1	1
Virginia	5	2	—	4	2
Washington	6	1	—	3	1
West Virginia	1	—	—	1	—
Wisconsin	4	2	—	3	—
Wyoming	—	1	—	—	1

Total	239	26	6	174	24

Item 3. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the name, current age and current position of our executive officers as of March 26, 2007:

Name	Age	Positions Held
Dennis C. Pence	57	Chairman of the Board of Directors, Secretary and Chief Executive Officer
Georgia Shonk-Simmons	55	President, Chief Merchandising Officer and Director
Daniel Griesemer	47	President and Chief Operating Officer
Melvin Dick	53	Executive Vice President and Chief Financial Officer
Dan Moen	35	Senior Vice President and Chief Information Officer
Gerard El Chaar	46	Senior Vice President of Operations
Brett K. Avner, Ph.D.	57	Senior Vice President of Human Resources
Timothy O. Martin	38	Vice President of Finance

Dennis C. Pence co-founded Coldwater Creek in 1984, and has served as a Director since our incorporation in 1988, serving as the Board’s Chairman since July 1999 and as our Vice-Chairman prior to that. Since September 26, 2002, as well as from 1984 through December 2000, Mr. Pence has served as our Chief Executive Officer. From June 4, 2002, to September 25, 2002, he provided his executive management services to us. From January 5, 2002, to June 3, 2002, Mr. Pence served as our Interim Chief Financial Officer and Treasurer. From January 1, 2001 to January 4, 2002, Mr. Pence was semi-retired. Mr. Pence has also served as Chairman of the Board’s Executive Committee since its formation on May 20, 2000, and as Secretary since July 1998. From 1984 through 2000, Mr. Pence also served as our President. From April 1999 to December 2000, he was also the President of our Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a subsidiary of Sony Corporation, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products. Mr. Pence served as a Board member of Panhandle State Bank from March 2002 through December 2005.

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

Daniel Griesemer was appointed President and Chief Operating Officer on March 23, 2007. Prior to that appointment, Mr. Griesemer had served as our Executive Vice President of Sales and Marketing since January 2005. From April 2004 to December 2004, Mr. Griesemer served as our Executive Vice President of Retail. From October 2001 to April 2004, Mr. Griesemer served as our Senior Vice President of Retail. Prior to joining Coldwater Creek, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap Inc. From 1983 to 1989, Mr. Griesemer worked in a variety of positions at Federated Department Stores.

Melvin Dick has served as our Executive Vice President and Chief Financial Officer since June 2002. Prior to joining Coldwater Creek, Mr. Dick was employed by and was a partner at Arthur Andersen LLP from 1975 through May 2002. While at Arthur Andersen LLP, he held a number of progressively responsible positions including serving as the global managing partner of Andersen’s technology, media and communications practice and as a member of Andersen’s Worldwide Board of Partners.

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

Gerard El Chaar has served as our Senior Vice President of Operations since January 1, 2005. From March 2002 to December 2004, Mr. El Chaar served as our Vice President of Distribution. From January 2001 to February 2002, Mr. El Chaar served as our Divisional Vice President of Distribution. From October 2000 to December 2000, Mr. El Chaar served as our Director of Distribution. From January 1999 to October 2000, Mr. El Chaar was Senior Director of International Operations with eToys Inc. where he was responsible for Customer Service and Distribution in the United Kingdom and Belgium. From January 1998 to December 1998, Mr. El Chaar was the Director of Engineering for Amazon.com.

Brett K. Avner, Ph.D. has served as Senior Vice President of Human Resources since November 2006. Prior to joining Coldwater Creek, Mr. Avner was employed by Chico’s FAS, Inc. from May 2005 until September 2006, most recently as Senior Vice President of Human Resources. From April 1993 until May 2005, Mr. Avner served as Vice President of Human Resources at Victoria’s Secret in the Stores Division of Limited Brands, Inc.

Timothy O. Martin, who has served as Vice President of Finance since August 2006, was moved to Principal Accounting Officer on February 3, 2007. Prior to joining Coldwater Creek, Mr. Martin served as Vice President of Finance/Global Commercial Operations for Amgen Inc., a multi-billion dollar pharmaceutical company from August 2003 to May 2006. Prior to that, he held executive-level finance positions at Gap Inc. from April 2001 to August 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has been quoted on the NASDAQ under the symbol “CWTR” since our initial public offering on January 29, 1997. On March 26, 2007, we had 4,325 stockholders of record and 93,209,432 shares of $0.01 par value common stock outstanding.

The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2006:
First Quarter	$29.54	$18.97
Second Quarter	$30.54	$19.70
Third Quarter	$30.21	$19.93
Fourth Quarter	$30.95	$18.16

Fiscal 2005:
First Quarter	$14.73	$10.79
Second Quarter	$18.66	$10.75
Third Quarter	$20.98	$15.40
Fourth Quarter	$22.97	$16.15

We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future.

The information required by this item concerning equity compensation plans is incorporated by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

The following statement of operations and balance sheet data have been derived from audited financial statements, including those appearing elsewhere herein. The information presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere herein. All information is presented in thousands except per share, average square feet per store and store count data.

	Fiscal Year Ended (a)
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(48 weeks)
Statement of Operations Data:
Net sales	$1,054,611	$779,663	$590,310	$518,844	$473,172
Net income (b)	$55,372	$41,570	$29,130	$12,279	$9,148
Net income per common share—Basic (b)	$0.60	$0.45	$0.33	$0.15	$0.11
Net income per common share—Diluted (b)	$0.59	$0.44	$0.32	$0.15	$0.11
Weighted average common shares outstanding—Basic	92,616	91,488	87,692	81,251	80,657
Weighted average common shares outstanding—Diluted	94,485	94,365	90,743	82,374	81,332

Selected Channel Data:
Net Sales:
Retail	$664,170	$454,538	$296,227	$194,624	$128,177
Internet	$263,656	$198,265	$162,225	$148,308	$144,838
Catalog	$126,785	$126,860	$131,858	$175,912	$200,157

Selected Operating Data:
Total catalogs mailed	118,690	113,000	108,000	118,000	136,000
Average premium retail store size in square feet	5,600	5,500	5,700	6,700	7,600

Balance Sheet Data:
Cash and cash equivalents	$148,680	$131,856	$111,204	$45,754	$26,630
Working capital	$173,319	$132,010	$116,488	$51,643	$37,954
Total assets	$580,475	$458,410	$324,586	$211,659	$188,236
Total debt, including capital lease (c)	$1,008	$—	$—	$—	$—
Stockholders’ equity (d)	$317,456	$248,397	$198,279	$118,184	$104,550

Premium Retail Store Count:
Beginning of the fiscal year	174	114	66	41	27

Opened in the first quarter	9	5	5	3	5
Opened in the second quarter	13	17	18	4	3
Opened in the third quarter	29	27	18	15	3
Opened in the forth quarter	14	11	7	3	3

End of the fiscal year	239	174	114	66	41

a)

References to a fiscal year refer to the calendar year in which the fiscal year commences. On December 16, 2002, our Board of Directors approved a change in our fiscal year end from the Saturday nearest February 28th to the Saturday nearest January 31st, effective February 1, 2003. This decision was made to align our reporting schedule with many other national retail companies. Accordingly, the fiscal year ended February 1, 2003 consisted of an eleven month transition period. In addition, this floating fiscal year end typically results in thirteen-week fiscal quarters and a 52 week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a 53 week fiscal year. The 2006 fiscal year was a 53 week fiscal year.

b)	During fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) using the modified prospective method. As a result, both basic and diluted earnings per common share for the fiscal year ended February 3, 2007 were $0.02 lower. See Note 2 to our consolidated financial statements for further information.
c)	As of February 3, 2007, we maintained a $40.0 million line of credit. Subsequent to our fiscal year end the facility was amended and the line of credit was increased to $60.0 million. As of the date of this report we have not borrowed under this facility. See Note 6 to our consolidated financial statements for further information.
d)	On February 3, 2007 we adopted the provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, resulting in a $3.2 million decrease in stockholders’ equity. See Note 13 to our consolidated financial statements for further information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 3, 2007. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

The following narrative is designed to provide readers of our financial statements with a detailed analysis of the business through the eyes of management. This includes an analysis of financial condition, results of operations, liquidity and capital resources and various other factors that may affect future results. Management’s Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

•	Coldwater Creek Profile

•	Recent Developments and Strategic Initiatives

•	Results of Operations

•	Seasonality

•	Liquidity and Capital Resources

•	Future Outlook

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Standards

•	Off-Balance Sheet Liabilities and Other Contractual Obligations

•	Related Party Transactions

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes.

References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year end typically results in thirteen-week fiscal quarters and a 52 week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a 53 week fiscal year. Our current fiscal year ended February 3, 2007 (fiscal 2006) consists of 53 weeks while the fiscal years ended January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004) consisted of 52 weeks. The 53rd week did not have a material impact on our results of operations or financial position for the year ending February 3, 2007.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.05 billion in net sales in fiscal 2006. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

Recent Developments and Strategic Initiatives

Retail Expansion

We expect the retail business to be the key driver of our growth strategy. We believe there is an opportunity for us to grow our premium store base to 450 to 500 stores in more than 250 identified markets nationwide over the next three to five years. In fiscal 2006, we successfully opened 65 premium retail stores, increasing our total premium store count to 239, covering 146 markets. We also operated one resort store and 25 merchandise clearance outlets at the end of fiscal 2006. We currently plan to open 65 premium retail stores in fiscal 2007.

A key component in the success of our retail expansion strategy is adequate warehouse and distribution capacity. To ensure adequate capacity is continuously available, we made the decision in fiscal 2005 to expand our Mineral Wells, West Virginia distribution center. During fiscal 2006, construction of the 350,000 square foot expansion was completed, increasing the center’s size from 610,000 square feet to 960,000 square feet. We believe the newly expanded facility will provide the capacity required to support our retail expansion goals.

Throughout fiscal 2006, we also continued to make improvements in our distribution infrastructure, processes and technology. These improvements were made to expedite the flow of merchandise through our distribution center with the goal of moving product more quickly to our premium retail stores. We plan to continue making such improvements in the future.

National Branding Campaign

One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive traffic and sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. We significantly increased this national advertising campaign during fiscal 2006, spending approximately $24.2 million in fiscal 2006 versus $13.6 million in fiscal 2005. During the second half of fiscal 2006, we also tested a television advertising campaign in limited markets.

In fiscal 2007, we plan to continue to invest in national branding through national magazine advertising and continued testing of television advertising, spending approximately $32 million. We anticipate that through improved brand recognition these advertisements will continue to translate into increased market share and improved profitability.

Coldwater Creek Catalog

In the first quarter of fiscal 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it exclusively features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the premium retail store. While the catalog is designed to increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales.

During fiscal 2006, we mailed approximately 20.5 million Coldwater Creek catalogs compared to the 11.9 million mailed during fiscal 2005. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets. In fiscal 2007, we plan to increase the circulation of our Coldwater Creek catalog to approximately 29.4 million.

E-mail Campaign

During fiscal 2006, we continued the expanded e-mail campaign program which was launched during fiscal 2005, resulting in the delivery of approximately 43 percent more e-mails to customers in fiscal 2006 than in fiscal 2005 along with more targeted campaigns sent to specific customer segments. We believe this increase was a contributing factor in the 33.0 percent increase in Internet net sales in fiscal 2006 as compared to fiscal 2005. We plan to continue this campaign in fiscal 2007, monitoring customer response and adjusting the campaign accordingly. As of February 3, 2007, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.1 million compared to 2.9 million as of January 28, 2006.

Direct Sourcing

Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past two years, however, we have begun to work directly with foreign manufacturers, launching our direct sourcing initiative in the third quarter of fiscal 2004. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our merchandise. We believe these benefits result in faster speed to market, improved quality and higher profit margins. Approximately 15 percent of our merchandise was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. We currently plan to direct source 50 percent of our merchandise purchases by the end of fiscal 2007 and approximately 70 percent by the end of fiscal 2008.

To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of fiscal 2005 and an office in India in the first quarter of fiscal 2006, with additional staff located in Guatemala. These sourcing offices work closely with direct sourcing personnel located at our corporate headquarters. The primary functions of these offices include product development and production management.

Coldwater Creek ~ The Spa

In the fourth quarter of fiscal 2005, we announced plans to expand on our legacy of providing exceptional customer service as we test a new concept, Coldwater Creek ~ The Spa. During the first quarter of fiscal 2006 we opened one of six planned day spa locations with the remaining five locations opened in the second quarter. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Each day spa is located in close proximity to an existing premium retail store as we believe this creates significant opportunities for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa and thereby increase traffic and sales in both concepts.

We currently plan to open three additional day spa locations during fiscal 2007, one of which is planned for opening in the second quarter with the remaining two scheduled to open in the third quarter. Each of the new day spa locations will be adjacent to one of our premium retail stores and will be connected to the store via an internal pass through, which we hope to utilize to increase traffic to both concepts.

During fiscal 2006, operating losses related to the day spa concept reduced our consolidated income from operations as a percentage of net sales by approximately 1.0 percentage point. The day spa concept differs in many aspects from our core business and will continue to require special attention to fully assess its long-term potential. Therefore, while we believe the period of time during which our day spa locations have been open is still too short to properly assess the financial viability of the concept, we currently anticipate incurring additional costs related to our test of the day spas, primarily for marketing and promotion.

IT Initiatives

As part of our ongoing efforts to monitor operating efficiency and the ability of our infrastructure to accommodate current and planned growth, we are currently taking steps to improve various information technology tools and systems we utilize. During fiscal 2006, we commenced activities to review, enhance and replace several fundamental systems, such as our inventory planning and allocation, and financial and human resources systems.

Results of Operations

Fiscal 2006 Summary

•	Consolidated net sales increased $274.9 million, or 35.3 percent, due to:

•	the addition of 65 premium retail stores since the end of the prior year;

•	quarter over quarter increase in comparable stores sales growth;

•	customer response to our merchandise;

•	the expanded national magazine advertising campaign;

•	an increase in the frequency of e-mails sent to a growing database of customers; and

•	revenue related to the co-branded credit card program.

Increased revenue was partially offset by increased promotional activity, including discounts offered in conjunction with national magazine advertisements and the co-branded credit card program.

•	Gross profit dollars increased $118.2 million, or 33.5 percent , while the gross profit rate decreased to 44.7 percent of net sales as a result of:

•	increased promotional activity, including fourth quarter clearance activity; and

•	discounts offered in conjunction with national magazine advertising and the co-branded credit card program.

The decrease in gross profit rate was partially offset by increased initial merchandise margins and revenue related to our co-branded credit card program.

•	Selling, general and administrative (SG&A) expenses increased $100.1 million, or 34.9 percent, and SG&A rate remained relatively flat as a percentage of net sales at 36.7 percent due to:

•	personnel and overhead costs associated with the retail expansion and costs associated with the introduction of the day spa concept;

•	increased national magazine advertisements; and

•	increased catalog circulation.

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended February 3, 2007 as compared to the fiscal year ended January 28, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	February 3, 2007	% of Net Sales	January 28, 2006	% of Net Sales	$ Change	% Change
Net sales	$1,054,611	100.0%	$779,663	100.0%	$274,948	35.3%
Cost of sales	583,604	55.3%	426,885	54.8%	156,719	36.7%

Gross profit	471,007	44.7%	352,778	45.2%	118,229	33.5%
Selling, general and administrative expenses	387,112	36.7%	287,058	36.8%	100,054	34.9%

Income from operations	83,895	8.0%	65,720	8.4%	18,175	27.7%
Interest, net, and other	7,672	0.7%	4,186	0.5%	3,486	83.3%

Income before income taxes	91,567	8.7%	69,906	8.9%	21,661	31.0%
Income tax provision	36,195	3.4%	28,336	3.6%	7,859	27.7%

Net income	$55,372	5.3%	$41,570	5.3%	$13,802	33.2%

Consolidated effective income tax rate	39.5%		40.5%

Classification Revisions and Reclassifications

We revised our consolidated statement of operations for the fiscal years ended January 28, 2006 and January 29, 2005 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general, and administrative expense. We have determined that such cost should have been included in cost of sales. As a result, we increased cost of sales by approximately $4.0 million and $2.9 million and decreased selling, general and administrative expense by an equal amount for the years ended January 28, 2006 and January 29, 2005, respectively.

During fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expense, to include rent expense that we incur during the build out phase of a retail store prior to its opening. As a result, we reclassified approximately $1.6 million and $1.0 million in rent expense from cost of sales to selling, general and administrative expense for the years ended January 28, 2006 and January 29, 2005, respectively.

Also, during fiscal 2006 we revised our consolidated statement of cash flows for the year ended January 28, 2006 to change the classification of a $4.5 million increase in restricted cash. Previously, we classified the increase as a cash outflow from financing activities, but have subsequently determined that the increase in restricted cash would be more appropriately classified as an investing activity. As a result, we increased cash inflows from financing activities by $4.5 million and increased cash outflows from investing activities by an equal amount for the year ended January 28, 2006.

These prior year changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or our net increase in cash and cash equivalents included in our consolidated statements of cash flows.

Fiscal 2006 Compared With Fiscal 2005

Consolidated Net Sales

Consolidated net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Consolidated net sales increased during fiscal 2006 as compared to fiscal 2005 as a result of the addition of 65 premium retail stores since the end of fiscal 2005. In addition, we experienced growth in our comparable premium retail stores during fiscal 2006 as compared to fiscal 2005.

We began reporting comparable premium store sales in the fiscal 2006 second quarter as we believe we reached a comparable premium store retail base size at this time that provides for a meaningful comparison. We plan to continue to provide this information on a quarterly basis.

Comparable premium retail store sales growth by quarter is as follows:

	Fiscal 2006	Fiscal 2005
Fourth Quarter	2.3%	21.6%
Third Quarter	9.9%	6.8%
Second Quarter	13.3%	12.7%

We define the comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous sixteen months and which have been open for at least sixteen consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended February 3, 2007, the comparable premium store retail base included 131 premium retail stores compared to 86 premium retail stores for the three months ended January 28, 2006.

The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

In addition to the opening of new premium retail stores and comparable stores sales growth, consolidated net sales for fiscal 2006 benefited from a 128 percent increase in national magazine advertising circulation as compared with fiscal 2005. Catalog circulation also increased by 5 percent during the same period due primarily to additional Coldwater Creek catalog mailings, which are designed to drive premium retail store sales. Increased e-mail frequency along with the addition of approximately 169,000 net new names to our e-mail database since the end of fiscal 2005 resulted in a 43 percent increase in e-mail circulation which also contributed to our net sales growth.

Marketing fee revenue related to the co-branded credit card program contributed an additional $4.5 million to the overall increase, while sales royalty revenue related to reward coupons earned under the co-branded credit card program contributed $2.9 million. Although our agreement with the issuing bank extends until the first quarter of fiscal 2010, subject to an annual automatic renewal, there is no assurance that our arrangement with the issuing bank will continue under its current terms.

Shipping fees received from customers for delivery of merchandise increased $6.3 million from $40.6 million in fiscal 2005 to $46.9 million in fiscal 2006.

These increases in net sales were partially offset by markdowns and discounts offered to customers as we increased our promotional activity, including clearance activity in the fiscal 2006 fourth quarter, as well as by discounts associated with the co-branded credit card program.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased 0.5 percentage points primarily due to increased promotional activity and discounts as well as costs related to our day spa concept that was introduced in fiscal 2006. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative, improved leveraging of retail occupancy costs and buying and distribution costs.

The costs associated with our day spa concept decreased the consolidated gross profit rate in fiscal 2006 by approximately 0.5 percentage points. Discounts, including those related to national magazine advertisements increased due to higher promotional activity, including clearance activity in the fiscal 2006 fourth quarter compared to the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 0.2 percentage points. Improved leveraging of our retail occupancy costs and buying and distribution costs, partially offset by an increase in shipping and handling costs, increased our gross profit rate by approximately 0.2 percentage points. Consolidated gross profit rate for fiscal 2006 benefited from the recognition of co-branded credit card program fee and royalty revenue of $11.2 million compared to $3.8 million in fiscal 2005.

Consolidated Selling, General and Administrative Expenses

Fiscal 2006 consolidated SG&A expenses increased as compared to fiscal 2005, primarily as the result of increased employee expenses. This increase was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel to support the expanding retail store base. National magazine advertisements also contributed to the SG&A expense increase as circulation grew by 128 percent as compared to the prior year.

As a percentage of net sales, SG&A expenses improved 0.1 percentage points in fiscal 2006 as compared to fiscal 2005. This improvement in SG&A expenses was the result of a 1.8 percentage point decrease in catalog expense, partially offset by a 0.9 percentage point increase in marketing and advertising expenses and a 0.8 percentage point increase in employee expenses. Marketing and advertising expense increases were driven primarily by national magazine advertising and retail store promotions. Employee expenses increased as the result of retail administrative and store employee wages, salaries and related taxes and benefits in addition to increases in stock-based compensation expense related to the adoption of SFAS 123R. Catalog expense decreased, as a percentage of net sales, as the retail segment continues to represent a larger portion of consolidated net sales.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for fiscal 2006 as compared to fiscal 2005 is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The increase in the consolidated provision for income taxes for fiscal 2006 as compared to fiscal 2005 was the result of higher pre-tax income. The decrease in the effective income tax rate for the same periods is primarily the result of a release of interest accrued on positions taken in prior year returns in which the statute of limitations expired and a shift to qualified performance-based executive compensation programs which are now fully deductible for tax purposes. These decreases to our effective rate were partially offset by stock option expense recorded for incentive stock options, related to our adoption of SFAS 123R, which is not deductible for tax purposes.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	February 3, 2007	% of Net Sales	January 28, 2006	% of Net Sales	% Change
Net sales:
Retail	$664,170	63.0%	$454,538	58.3%	46.1%
Direct
Internet	263,656	25.0%	198,265	25.4%	33.0%
Catalog	126,785	12.0%	126,860	16.3%	(0.1)%

Total Direct	390,441	37.0%	325,125	41.7%	20.1%

	$1,054,611	100.0%	$779,663	100.0%	35.3%

Segment operating income:
Retail	$107,566		$82,783		29.9%
Direct	98,595		71,600		37.7%

	$206,161		$154,383		33.5%

The following table reconciles segment operating income to income from operations (in thousands).

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	% Change
Segment operating income	$206,161	$154,383	33.5%
Unallocated corporate and other	(122,266)	(88,663)	37.9%

Income from operations	$83,895	$65,720	27.7%

Retail Segment

Sales

The $209.6 million growth in retail segment net sales for fiscal 2006 as compared to fiscal 2005 is primarily the result of the addition of 65 premium retail stores since the end of fiscal 2005. In addition, we experienced growth in our comparable premium retail stores during fiscal 2006 as compared to fiscal 2005. Comparable premium retail store sales growth by quarter is as follows:

	Fiscal 2006	Fiscal 2005

Fourth Quarter	2.3%	21.6%
Third Quarter	9.9%	6.8%
Second Quarter	13.3%	12.7%

Included in the retail segment net sales increase was an additional $6.3 million in co-branded credit card program fee and royalty revenue. We believe increased promotional activity, increased circulation in both national magazine advertisements and the Coldwater Creek catalog, which is designed to drive premium retail store traffic, contributed to the growth in retail segment net sales during fiscal 2006 as compared to fiscal 2005. Outlet and resort stores contributed $5.0 million to the retail segment net sales growth in fiscal 2006 as compared to fiscal 2005 while net sales from our day spa concept contributed $4.5 million.

Segment Operating Income

Retail segment operating income rate for fiscal 2006 as compared to fiscal 2005 decreased by 2.0 percentage points. This decrease was driven primarily by a 1.7 percentage point increase related to costs (primarily overhead, product and service costs and other employee expenses) associated with the day spa concept. In addition, increased promotional activity, including fourth quarter clearance activity, partially offset by improvements in merchandise margins related to higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion contributed 0.4 percentage points to the decline in retail segment operating income rate. The rate was also reduced by an increase in employee, marketing, and certain distribution costs of 0.3 percentage points, 0.2 percentage points and 0.1 percentage points, respectively. Offsetting these decreases was a 0.7 percentage point improvement in retail store occupancy costs predominantly related to the leveraging these costs over increased comparable premium retail store sales.

Direct Segment

Sales

The direct segment net sales increase of $65.3 million during fiscal 2006 as compared to fiscal 2005 was driven by a 33.0 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers. Increased promotional activity during the latter half of fiscal 2006 also contributed to the growth.

Sales through our catalog segment remained relatively flat year over year, experiencing a decline of 0.1 percent. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales increase was an additional $6.2 million in shipping revenue associated with increased direct segment net sales in fiscal 2006 as compared to the fiscal 2005 and an additional $1.1 million in co-branded credit card program fee and royalty revenue.

Segment Operating Income

Direct segment operating income rate for fiscal 2006 increased 3.2 percentage points as compared to fiscal 2005. This increase was primarily due to a 2.8 percentage point improvement in the leveraging of direct segment marketing costs as these costs were spread over increased direct segment sales. Improved leveraging of overhead costs, predominantly depreciation, and employee expenses contributed 0.3 percentage points to the increase. Merchandise margin improvements resulting from higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, partially offset by increased promotional activity in the latter half of fiscal 2006, contributed an improvement of 0.1 percentage points to the increase in retail segment operating income rate.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased in fiscal 2006 as compared to fiscal 2005 mainly due to an additional $12.4 million in marketing expenses primarily related to our national branding campaign. Corporate support costs, primarily depreciation and professional service fees, contributed to an additional $11.7 million increase, while employee expenses, consisting predominantly of corporate salaries and benefits, increased by $8.9 million.

Fiscal 2005 Compared With Fiscal 2004

The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 28, 2006 as compared to the fiscal year ended January 29, 2005. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 28, 2006	% of Net Sales	January 29, 2005	% of Net Sales	$ Change	% Change
Net sales	$779,663	100.0%	$590,310	100.0%	$189,353	32.1%
Cost of sales	426,885	54.8%	336,202	57.0%	90,683	27.0%

Gross profit	352,778	45.2%	254,108	43.0%	98,670	38.8%
Selling, general and administrative expenses	287,058	36.8%	206,324	34.9%	80,734	39.1%

Income from operations	65,720	8.4%	47,784	8.1%	17,936	37.5%
Interest, net, and other	4,186	0.5%	710	0.1%	3,476	489.6%

Income before income taxes	69,906	8.9%	48,494	8.2%	21,412	44.2%
Income tax provision	28,336	3.6%	19,364	3.3%	8,972	46.3%

Net income	$41,570	5.3%	$29,130	4.9%	$12,440	42.7%

Consolidated effective income tax rate	40.5%		39.9%

Consolidated Net Sales

Consolidated net sales increased during fiscal 2005 as compared to fiscal 2004 as a result of the addition of 60 premium retail stores since the end of fiscal 2004. Consolidated net sales also benefited from an expanded national branding campaign and the introduction of the Coldwater Creek catalog. Increased e-mail frequency along with a net increase in the size of our e-mail database since the end of fiscal 2004 resulted in an increase in Internet channel net sales. Revenue related to the introduction of a co-branded credit card program in the fiscal 2005 second quarter contributed $3.8 million to the increase.

These positive impacts were partially offset by decreased catalog channel net sales, which we believe resulted from customers choosing to order via the Internet or our premium retail stores. Discounts offered through the co-branded credit card program and national magazine advertising also decreased consolidated net sales.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate increased 2.2 percentage points primarily due to higher initial merchandise markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion. The consolidated gross profit rate also increased due to improved leveraging of premium retail store occupancy costs. Leveraging of these costs improved as a result of improved premium retail store net sales. The co-branded credit card program contributed $3.8 million in marketing and royalty revenues.

Consolidated Selling, General and Administrative Expenses

Fiscal 2005 consolidated SG&A expenses increased as compared to fiscal 2004, primarily as the result of increased employee expenses. This increase was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel infrastructure to support the expanding retail store base. SG&A was also impacted by a 75 percent increase in national magazine advertisement circulation, an increase of 5.4 million in catalog circulation and increased premium retail store advertising as a result of our retail expansion.

As a percentage of net sales, SG&A expenses increased primarily due to increased national magazine advertising. Also contributing to the increase was a reduction in the leveraging of personnel costs due to ongoing efforts to build personnel infrastructure in anticipation of future growth related to the retail expansion. Additionally, investment in premium retail store advertising, including banners and other signage, increased as a result of increased retail promotional costs.

Consolidated Interest, Net, and Other

The increase in consolidated interest, net and other was primarily due to increased interest income on the investment of our available cash.

Consolidated Provision for Income Taxes

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

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	January 28, 2006	% of Net Sales	January 29, 2005	% of Net Sales	% Change
Net sales:
Retail	$454,538	58.3%	$296,227	50.2%	53.4%
Direct
Internet	198,265	25.4%	162,225	27.5%	22.2%
Catalog	126,860	16.3%	131,858	22.3%	(3.8)%

Total Direct	325,125	41.7%	294,083	49.8%	10.6%

	$779,663	100.0%	$590,310	100.0%	32.1%

Segment operating income:
Retail	$82,783		$51,604
Direct	71,600		59,655

	$154,383		$111,259

The following table reconciles segment operating income to income from operations (in thousands).

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	% Change
Segment operating income	$154,383	$111,259	38.8%
Unallocated corporate and other	(88,663)	(63,475)	39.7%

Income from operations	$65,720	$47,784	37.5%

Retail Segment

Sales

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

Retail segment net sales also increased as a result of a $7.0 million, or 23.9 percent, increase in outlet and resort store net sales. We primarily attribute this increase to the addition of three outlet stores during fiscal 2005.

Additionally, amortization of deferred co-branded credit card revenue under our co-branded credit card program contributed $2.3 million to retail segment net sales during fiscal 2005.

Segment Operating Income

We primarily attribute the increase in retail segment operating income to an increase of $42.9 million, or 58.7 percent, in premium retail stores operating income. Of this $42.9 million increase, we attribute $14.7 million to the 60 premium retail stores opened during fiscal 2005 and $2.3 million to the amortization of deferred co-branded credit card marketing fees. The remaining increase was attributable to stores that were opened prior to fiscal 2005. This improvement was partially offset by a $12.2 million increase in premium retail store administrative and support expenses. These expenses increased primarily as a result of retail expansion.

We primarily attribute the increase in retail segment operating income rate to higher merchandise margins and improved leveraging of retail store occupancy expenses. Merchandise margins on net sales from premium retail stores increased primarily as a result of lower merchandise costs related to higher purchase volumes and the direct sourcing initiative. Improvements in the leveraging of premium retail store occupancy expenses were the result of improved retail segment net sales.

These positive impacts were partially offset by reduced leveraging of personnel costs associated with the retail expansion and increased investment in premium retail store advertising. The increase in personnel costs primarily included administrative and technical support salaries, store employee wages and related taxes and employee benefits as we continue to build personnel infrastructure in anticipation of future growth related to retail expansion. Investment in premium retail store advertising increased as a result of increased retail promotional costs, including banners and other signage. We made this investment in an effort to increase store traffic and enhance the shopping experience.

Direct Segment

Sales

The growth in Internet business net sales was primarily driven by an expanding database of e-mail addresses and an increase in the frequency of e-mails sent to customers in that database. Our database of e-mail addresses increased 22.2 percent during fiscal 2005, while the frequency of e-mails sent increased approximately 59 percent. Additionally, the co-branded credit card program contributed $0.5 million in fee revenues to the Internet business net sales.

Our catalog business net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels. We encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. We primarily attribute the decrease in the net sales of the catalog business to customers choosing to purchase merchandise through other channels. Partially offsetting this decrease were catalog net sales derived from both our expanded national magazine advertising and the introduction of our Coldwater Creek catalog. Additionally, the co-branded credit card program contributed fee revenues of $1.0 million to catalog business net sales.

Segment Operating Income

The increases in direct segment operating income dollars and rate were primarily due to the increase in direct segment net sales, which included credit card fee revenue of $1.5 million. Also contributing was an improvement in merchandise margins primarily as a result of lower merchandise costs related to higher purchase volumes and the direct sourcing initiative.

Unallocated Corporate and Other

The decrease in corporate and other operating contribution dollars and rate was primarily due to an increase in national magazine advertising. This advertising increased $10.4 million. We believe this advertising is an effective vehicle for increasing Coldwater Creek brand recognition and driving sales to all channels. Also contributing to these decreases was amortization expense of $0.3 million associated with the granting of 113,035 RSUs during fiscal 2005. No RSUs were granted during fiscal 2004. These negative impacts were partially offset by improved leveraging of administrative and technical support employee expenses which we believe is the result of increased consolidated net sales.

Seasonality

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, as a result of a number of factors, including the following:

•	the composition, size and timing of various merchandise offerings;

•	the number and timing of premium retail store openings;

•	the timing of catalog mailings and the number of catalogs mailed;

•	the timing of e-mail campaigns;

•	customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of competitors and similar factors;

•	overall merchandise return rates, including the impact of actual or perceived service and quality issues;

•	our ability to accurately estimate and accrue for merchandise returns and the costs of obsolete inventory disposition;

•	market price fluctuations in critical materials and services, including paper, production, postage and telecommunications costs;

•	the timing of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•	shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

We alter the composition, magnitude and timing of merchandise offerings based upon an understanding of prevailing consumer demand, preferences and trends. The timing of merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. The majority of net sales from a merchandise offering generally are realized within the first several weeks after its introduction with an expected significant decline in customer demand thereafter.

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

Liquidity and Capital Resources

In recent fiscal years, we have financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from our May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience seasonal fluctuations, we might occasionally utilize short-term bank credit.

On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for an unsecured revolving line of credit of up to $60.0 million and allowing us to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender’s prime rate.

The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012.

Operating activities generated $110.6 million, $103.3 million and $65.1 million of positive cash flow during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

On a comparative year-to-year basis, the $7.3 million increase in cash flows from operating activities in fiscal 2006 from fiscal 2005 resulted primarily from increased revenues, fees collected from our co-branded credit card program of $9.2 million, an increase in collections of tenant allowances of $23.5 million and an increase in interest income collected of $4.1 million. This increase was offset by higher operating expenses and inventory purchases primarily related to our retail expansion, in addition to an increase in income taxes paid of $19.3 million. Also offsetting the increase in cash flows from operating activities was approximately $9.0 million in tax deduction benefits related to stock option exercises that were recorded in cash flows from financing activities in fiscal 2006, that would have been recorded in cash flows from operating activities if we had not adopted SFAS 123R in fiscal 2006. The amount of tax deduction benefits recorded as an operating cash inflow in fiscal 2005 were approximately $5.0 million.

On a comparative year-to-year basis, the $38.2 million increase in cash flows from operating activities in fiscal 2005 from fiscal 2004 resulted primarily from increased revenues and fees collected from our co-branded credit card program. This increase was offset by higher operating expenses and inventory purchases primarily related to our retail expansion.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $106.2 million, $80.8 million and $46.9 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Capital expenditures in fiscal 2006 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 65 additional premium retail stores, and to a lesser extent our opening of three new outlet stores, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2005 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 60 additional premium retail stores and three outlet stores and the expansion of our corporate headquarters. Capital expenditures in fiscal 2004 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 48 additional premium retail stores and three outlet stores.

Cash inflows from financing activities were $12.5 million, $2.6 million and $47.1 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The cash inflows in fiscal 2006 and fiscal 2005 were derived from activity related to stock option exercises, including tax deduction benefits that beginning in fiscal 2006 are recorded as a financing activity as a result of our adoption of SFAS 123R. Our cash inflows in fiscal 2004 were derived from proceeds received from stock option exercises and the $42.6 million net proceeds from our public common stock offering of 7.56 million shares.

As a result of the foregoing, we had $173.3 million in consolidated working capital at February 3, 2007, compared with $132.0 million at January 28, 2006. Our consolidated current ratio was 2.13 at February 3, 2007, compared with 1.97 at January 28, 2006. We had no outstanding short-term or long-term bank debt at February 3, 2007 or January 28, 2006.

Capital expenditures for the full year in fiscal 2007 are expected to be approximately $115.0 million, primarily associated with the Company’s retail store expansion and store-related expenditures and, to a lesser extent, investments in information technology, Coldwater Creek ~ The Spa test and other corporate-related capital expenditures.

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

We expect the retail segment to be the key driver of future growth. As our retail business grows, we will add additional overhead, such as incremental corporate personnel costs and costs associated with improving existing or implementing new information technology infrastructure. However, over time, we expect sales dollar growth to outpace the addition of infrastructure expenses. Consequently, we believe retail expansion will continue to increase overall profitability.

We experienced a promotional retail selling environment in the latter part of fiscal 2006, which many of our competitors also experienced. We believe this promotional activity could carry into fiscal 2007.

We also anticipate that our recently implemented direct sourcing strategy will contribute to an increase in overall profitability by increasing the percentage of merchandise we purchase directly from overseas manufacturers. During fiscal 2006 we were the importer of record on approximately 30 percent of our total merchandise purchases. We anticipate we will be the importer of record on approximately 50 percent and 70 percent of our total merchandise purchases by the end of fiscal 2007 and fiscal 2008, respectively.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Note 2 to our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about effects of matters that are inherently uncertain. The most significant areas involving management judgments are described below. Actual results in these areas could differ from management’s estimates.

Sales Returns

We recognize sales and the related cost of sales for our direct segment at the time the merchandise is expected to be delivered to our customer and for our retail segment at the point of sale with a customer in a store. We reduce our sales and costs of sales and establish and maintain a corresponding accrual for expected sales returns based on historical experience and future expectations.

The ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time of purchase to any of our locations. The actual amount of sales returns we subsequently realize may fluctuate from estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the catalog or website, timeliness of delivery and competitive offerings. We continually track subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the sales return accrual and cost of sales accordingly. Historically the difference between estimated sales returns and actual results has not been significant. Provisions for sales returns were as follows (in thousands):

	Balance at beginning of period	Amounts charged to net income	Write-offs against reserve	Balance at end of period
Fiscal year ended:
January 29, 2005	$3,960	$63,458	$63,265	$4,153
January 28, 2006	$4,153	$80,486	$78,768	$5,871
February 3, 2007	$5,871	$103,286	$103,436	$5,721

Co-Branded Credit Card Fee Revenue

We currently maintain a co-branded credit card program. Under this program, we receive from the issuing bank an upfront non-refundable marketing fee for each new account that is opened and activated as well as a sales royalty based on a percentage of purchases made by the holder of the co-branded credit card. We have determined, given our continuing involvement, that the initial upfront marketing fee should be deferred and recognized into revenue over the estimated life of the related customer relationship. Our estimate of the life of the customer relationship is based on the historical buying patterns of our credit card customers and is subject to change based on actual buying patterns. Any increase in the estimated customer relationship period would result in less revenue being recognized in a reporting period, while any decrease in the customer relationship period would result in more revenue being recognized in a reporting period. Our average customer relationship period in fiscal 2006 and fiscal 2005 was not materially different.

Inventory Valuation

Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on the balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of fashion trends and influences, as well as an assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. As a percentage of gross inventories, our reserve for obsolete and slow moving inventory was approximately 0.4 percent and 2.9 percent as of February 3, 2007 and January 28, 2006, respectively. The decrease in inventory reserve as a percentage of gross inventories primarily relates to our retail segment and is the result of actual write off experience being lower than estimates and better inventory management, including the successful disposition of slow moving inventory during fiscal 2006. Though we currently believe our inventory reserve is adequate based upon current forecasts which consider current and future selling prices, actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations.

Direct Response Advertising

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows us to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. The initial estimation of the expected sales realization cycle for a particular direct response advertisement is based upon, among other possible considerations, our historical sales and sell-through experience with identical or similar direct response advertisements, our understanding of then-prevailing fashion trends and influences, assessment of prevailing economic conditions and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare the findings to our previous estimate and adjust amortization going forward.

Stock-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS 123R. SFAS 123R requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based upon the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

In order to determine the fair value of stock options on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The expected stock price volatility and option life assumptions require a greater level of judgment. Our expected stock-price volatility assumption is based upon a combination of both the implied and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns. We determine the expected life assumption based upon the exercise and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. If expected volatility or expected life were to increase, that would result in an increase in the fair value of our stock options which would result in higher compensation charges, while a decrease in volatility or the expected life would result in a lower fair value of our stock option awards resulting in lower compensation charges.

We also grant RSUs and common stock which are less subjective in determining fair value as the fair value of these awards is based upon the fair market value of our common stock on the date of grant and not on an option-pricing model.

We estimate forfeitures for all of our awards based upon historical experience of stock-based pre-vesting forfeitures. We believe that our estimates are based upon outcomes that are reasonably likely to occur. If actual forfeitures are higher than our estimates it would result in lower compensation expense and to the extent the actual forfeitures are lower than our estimate we would record higher compensation expense.

Impairment of Long-Lived Assets

Long-lived assets, more specifically leasehold improvements and furniture and fixtures at our retail stores and day spas, are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than it’s carrying amount, it is considered to be impaired and would be written down to its fair value. Currently we have not experienced any events that would indicate a potential impairment of the assets relating to our retail stores and day spas, but if circumstances change we could be required to record a loss for the impairment of long-lived assets. For example, given the infancy of the day spa concept and based upon management’s current forecasts we do not believe an impairment of the related assets exists. If management’s current forecasted expectations do not materialize in the future, we could be required to record an impairment loss on assets related to the day spa concept.

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following tables summarize our minimum contractual commitments and commercial obligations as of February 3, 2007 (in thousands):

	Payments Due in Fiscal Year
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations
Operating leases (a)	$511,792	$55,117	$113,732	$108,565	$234,378
Inventory purchase orders (b)	169,308	169,308	—	—	—
Capital leases (c)	4,013	89	178	187	3,559
Other long-term liabilities (d)	7,736	—	—	—	7,736

Total	$692,849	$224,514	$113,910	$108,752	$245,673

a.	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.
b.	We expect to pay all of our commitments relating to inventory purchases in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.
c.	The term of the capital lease is approximately 30 years and bears interest at 10.5 percent. Payments represent the principal amount due of $1.0 million, accrued interest of $8,000 and interest expense to be incurred of approximately $3.0 million. Based upon the payment terms of the lease agreement, principal payments will not begin until approximately fiscal year 2021, and all payments through such date represent interest only payments.
d.	Other long-term liabilities primarily include amounts on our February 3, 2007 consolidated balance sheet representing obligations under our supplemental executive retirement plan as well as asset retirement obligations under certain of our lease arrangements. Although we do not expect to pay any cash out in the next twelve months, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control.

We have excluded $92.2 million and $8.8 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Our only individually significant operating lease is for our distribution center and customer contact center located in Mineral Wells, West Virginia. During the third quarter of fiscal 2006, construction was completed on the 350,000 square-foot expansion to this distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. Our remaining lease commitment as of February 3, 2007 is approximately $80.4 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, our Coeur d’Alene, Idaho customer contact center and to various equipment and technology.

Subsequent to February 3, 2007, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of March 26, 2007 our operating lease commitments increased (net of subsequent lease payments made) by $89.8 million.

As of February 3, 2007 we had $28.5 million in letters of credit issued.

Related Party Transactions

Dennis Pence and Ann Pence personally participate in a jet fractional share program through two entities they own. Ann Pence, who was the Vice Chairman of our Board of Directors until August 2004, is a holder of more than five percent of our common stock and holds the title of Chairman Emeritus. We maintain an arrangement with Dennis Pence and Ann Pence pursuant to which, on occasion, we reimburse them for the usage of their fractional share interests to fulfill a portion of our business travel needs. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, we reimbursed these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet fractional share rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

During fiscal 2006, there were no expense reimbursements to Dennis Pence or Ann Pence as we obtained interests in a business jet fractional share program sufficient to satisfy our executive travel requirements. Aggregate expense reimbursements totaled approximately $0.6 million and $0.6 million for fiscal 2005 and fiscal 2004, respectively.

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

Effective June 11, 2005, in connection with his resignation from our Board of Directors, Warren R. Hashagen entered into an agreement to provide strategic and operational consulting services. The agreement, which expired on June 10, 2006, provided cash compensation of $20,000 per month, plus reimbursement of expenses. The agreement also included customary confidentiality provisions and required Mr. Hashagen to notify us prior to engaging in business activities that are competitive with our business.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended February 3, 2007, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coldwater Creek Inc.

Sandpoint, Idaho

We have audited the accompanying consolidated balance sheet of Coldwater Creek Inc. and subsidiaries (the “Company”) as of February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of February 3, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 29, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 13 to the consolidated financial statements, on February 3, 2007, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

April 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of Coldwater Creek Inc.:

We have audited the accompanying consolidated balance sheet of Coldwater Creek Inc. and subsidiaries as of January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006 and January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 28, 2006, and the results of their operations and their cash flows for the fiscal years ended January 28, 2006 and January 29, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Boise, Idaho

June 20, 2006

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 3, 2007	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$148,680	$131,856
Receivables	22,138	28,814
Inventories	126,953	86,309
Prepaid and other	13,626	8,319
Prepaid and deferred marketing costs	9,251	10,438
Deferred income taxes	6,000	2,573

Total current assets	326,648	268,309

Property and equipment, net	247,385	178,897
Deferred income taxes	2,070	1,850
Restricted cash	3,552	4,453
Pension asset	—	4,667
Other	820	234

Total assets	$580,475	$458,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$85,412	$76,329
Deferred co-branded credit card revenue	5,385	3,112
Accrued liabilities	60,941	45,481
Income taxes payable	1,591	11,377

Total current liabilities	153,329	136,299

Deferred rents	92,175	62,632
Deferred co-branded credit card revenue	8,771	5,428
Supplemental Employee Retirement Plan	7,046	4,982
Other	1,698	672

Total liabilities	263,019	210,013

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 300,000,000 shares authorized, 93,168,138 and 92,020,789 shares issued, respectively	932	920
Additional paid-in capital	124,302	108,316
Deferred compensation	—	(914)
Accumulated other comprehensive loss	(3,225)	—
Retained earnings	195,447	140,075

Total stockholders’ equity	317,456	248,397

Total liabilities and stockholders’ equity	$580,475	$458,410

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for per share data)

	Twelve Months Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$1,054,611	$779,663	$590,310
Cost of sales	583,604	426,885	336,202

Gross profit	471,007	352,778	254,108
Selling, general and administrative expenses	387,112	287,058	206,324

Income from operations	83,895	65,720	47,784
Interest, net, and other	7,672	4,186	710

Income before income taxes	91,567	69,906	48,494
Income tax provision	36,195	28,336	19,364

Net income	$55,372	$41,570	$29,130

Net income per share—Basic	$0.60	$0.45	$0.33

Weighted average shares outstanding—Basic	92,616	91,488	87,692

Net income per share—Diluted	$0.59	$0.44	$0.32

Weighted average shares outstanding—Diluted	94,485	94,365	90,743

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value
Balance at February 1, 2004	81,561	$816	$47,927	$—	$—	$69,442	$118,185

Net income	—	—	—	—	—	29,130	29,130
Net proceeds from stock offering	7,560	22	42,084	—	—	—	42,106
Net proceeds from exercises of stock options	1,732	8	4,440	—	—	—	4,448
Stock dividend	—	64	—	—	—	(64)	—
Excess tax benefit from exercises of stock options	—	—	3,916	—	—	—	3,916
Issuance of shares under the employee stock purchase plan	126	—	494	—	—	—	494

Balance at January 29, 2005	90,979	$910	$98,861	$—	$—	$98,508	$198,279

Net income	—	—	—	—	—	41,570	41,570
Net proceeds from exercises of stock options	974	6	2,577	—	—	—	2,583
Proceeds receivable from exercises of stock options	—	—	48				48
Stock dividend	—	3	—	—	—	(3)	—
Excess tax benefit from exercises of stock options	—	—	5,003	—	—	—	5,003
Issuance of shares under the employee stock purchase plan	65	1	507	—	—	—	508
Deferred compensation on restricted stock units	—	—	1,251	(1,251)	—		—
Amortization of restricted stock compensation	—	—	—	337	—	—	337
Other issuances of common stock to employees	3	—	69	—	—	—	69

Balance at January 28, 2006	92,021	$920	$108,316	$(914)	$—	$140,075	$248,397

Net income	—	—	—	—	—	55,372	55,372
Net proceeds from exercise of stock options	1,097	11	3,113	—	—	—	3,124
Excess tax benefit from exercise of stock options	—	—	9,664	—	—	—	9,664
Issuance of shares under the employee stock purchase plan	16	—	371	—	—	—	371
Elimination of deferred compensation on adoption of SFAS 123R	—	—	(914)	914	—	—	—
Stock-based compensation	34	1	3,752	—	—	—	3,753
Adjustment to initially apply SFAS 158, net of tax benefit of $2.1 million	—	—	—	—	(3,225)	—	(3,225)

Balance at February 3, 2007	93,168	$932	$124,302	$—	$(3,225)	$195,447	$317,456

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	February 3, 2007	January 28, 2006	January 29, 2005
OPERATING ACTIVITIES:
Net income	$55,372	$41,570	$29,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,860	26,733	19,525
Stock compensation expense	3,753	337	—
Supplemental Employee Retirement Plan expense	1,444	315	—
Deferred rent amortization	(3,907)	(2,706)	(2,070)
Deferred income taxes	(1,585)	(2,111)	(5,117)
Excess tax benefit from exercises of stock options	(8,958)	—	—
(Gain) loss on asset disposition	843	(103)	138
Other	14	63	200
Net change in current assets and liabilities:
Receivables	6,676	(16,057)	(2,249)
Inventories	(40,644)	(22,557)	(11,051)
Prepaid and other	(4,419)	(1,691)	(1,349)
Prepaid and deferred marketing costs	1,187	(3,533)	(2,686)
Accounts payable	8,552	23,459	9,561
Accrued liabilities	11,262	10,453	5,859
Income taxes payable	(122)	11,644	4,564
Deferred co-branded credit card revenue	5,616	8,540	—
Deferred rents	37,648	28,908	20,945
Other changes in non-current assets and liabilities	(1,006)	11	(323)

Net cash provided by operating activities	110,586	103,275	65,077

INVESTING ACTIVITIES:
Purchase of property and equipment	(106,215)	(80,792)	(46,890)
Restricted cash	—	(4,453)	—
Repayments of employee loans	—	39	191

Net cash used in investing activities	(106,215)	(85,206)	(46,699)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options	3,495	2,583	4,448
Excess tax benefit from exercises of stock options	8,958	—	—
Net proceeds from stock offering	—	—	42,624

Net cash provided by financing activities	12,453	2,583	47,072

Net increase in cash and cash equivalents	16,824	20,652	65,450
Cash and cash equivalents, beginning	131,856	111,204	45,754

Cash and cash equivalents, ending	$148,680	$131,856	$111,204

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease	$1,000	$—	$—
Property and equipment purchases not yet paid	5,750	5,219	1,755
Reclassification of restricted cash from long-term assets to current assets	901	—	—

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	75	$120	$244
Cash paid for income taxes	38,037	18,775	19,941

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the Company), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We operate in two operating segments: retail and direct. The retail segment consists of our premium retail stores, resort and outlet stores and day spas. The direct segment consists of the catalog and Internet-based e-commerce businesses.

2. Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. This current fiscal year ended February 3, 2007 (fiscal 2006) consists of 53 weeks, while the fiscal years ended January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004) consisted of 52 weeks.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no differences between comprehensive income and net income. As discussed in Note 13, on February 3, 2007 we adopted Financial Accounting Standards Board (FASB) Statement No. 158 (SFAS 158) and, as a result, we recorded a charge of $3.2 million to accumulated other comprehensive loss, net of the related tax benefit.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in our sales returns accrual, stock-based compensation and our inventory obsolescence calculation. These estimates and assumptions are based on historical results as well as management’s future expectations. Actual results may vary from these estimates and assumptions.

Classification Revisions and Reclassifications

We revised our consolidated statement of operations for the fiscal years ended January 28, 2006 and January 29, 2005 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing cost within selling, general and administrative expense. We have determined that such cost should have been included in cost of sales. As a result, we increased cost of sales by approximately $4.0 million and $2.9 million and decreased selling, general and administrative expense by an equal amount for the years ended January 28, 2006 and January 29, 2005, respectively.

During fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expense, to include rent expense that we incur during the build out phase of a retail store prior to its opening. As a result, we reclassified approximately $1.6 million and $1.0 million in rent expense from cost of sales to selling, general and administrative expense for the years ended January 28, 2006 and January 29, 2005, respectively.

Also, during 2006 we revised our consolidated statement of cash flows for the year ended January 28, 2006 to change the classification of a $4.5 million increase in restricted cash. Previously, we classified the increase as a cash outflow from financing activities, but have subsequently determined that the increase in restricted cash would be more appropriately classified as an investing activity. As a result, we increased cash inflows from financing activities by $4.5 million and increased cash outflows from investing activities by an equal amount for the year ended January 28, 2006.

These prior year changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or our net increase in cash and cash equivalents included in our consolidated statements of cash flows.

Revenue Recognition and Sales Return Estimate

We recognize sales, including shipping and handling income and the related cost of those sales at the time of estimated receipt by the customer for orders placed from a catalog or on our e-commerce website and at the point of sale for retail store transactions. We maintain an allowance for sales returns based on historical experience and future expectations.

The allowance for sales returns (included in accrued liabilities) was as follows (in thousands):

	Balance at beginning of period	Amounts charged to net income	Write-offs against reserve	Balance at end of period
Fiscal year ended:
January 29, 2005	$3,960	$63,458	$63,265	$4,153
January 28, 2006	$4,153	$80,486	$78,768	$5,871
February 3, 2007	$5,871	$103,286	$103,436	$5,721

Our policy regarding gift certificates and gift cards is to record revenue as certificates and cards are redeemed for merchandise. Prior to their redemption, amounts received from the sale of gift certificates and gift cards are recorded as a liability.

We currently maintain a co-branded credit card program in which we receive an upfront nonrefundable marketing fee for each new account that is opened and activated. We also receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise. The initial upfront marketing fee is deferred and recognized into revenue over the estimated customer relationship period while sales royalty is deferred until the customer redeems the coupons to purchase our merchandise or when the coupon expires.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with an original maturity date of three months or less at the date of purchase. These instruments consist mainly of money market accounts.

Trade Accounts Receivable

Our trade accounts receivable are associated primarily with credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest and are generally converted to cash in two to three days.

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in our distribution center is stated at the lower of first-in, first-out or market. Inventory in our premium retail stores, resort and outlet stores and day spas is stated at the lower of weighted average cost or market.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements which contain an identifying code that allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $96.8 million, $81.4 million and $64.5 million for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program and store promotional and signage expenses which are expensed as incurred or when the particular store promotion begins. Advertising expense other than that related to direct response advertising was $16.7 million, $10.5 million and $5.3 million for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

Property and Equipment

Property and equipment, including any major additions and improvements made to property and equipment, are recorded at cost. Minor additions and improvements, as well as maintenance and repairs that do not materially extend the useful life of property or equipment, are charged to operations as incurred. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations.

Depreciation and amortization expense is computed using the straight-line method. The estimated useful lives for buildings and land improvements are fifteen to thirty years. The estimated useful lives for furniture and fixtures, technology hardware and internal use software and machinery and equipment are three to seven years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to twenty years, whichever is less.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal-Use Software Costs

Pursuant to the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. As of February 3, 2007 and January 28, 2006, internal-use software capitalized within property and equipment, net of accumulated amortization, was $12.7 million and $6.4 million, respectively. Amortization of internal-use software was $3.0 million, $2.8 million, and $2.7 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Restricted Cash

We currently have approximately $4.4 million in restricted cash related to a $4.0 million letter of credit issued in connection with the lease of our distribution center. The principal amount of the letter of credit and the related restricted cash amount reduces at a rate of 20 percent per year over five years, with the first reduction scheduled to occur on January 1, 2008.

Accounting for Leases

We lease our distribution center, customer contact centers, and all of our premium retail, outlet and day spa space, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases. Our fixed, non-cancelable terms of our premium retail, outlet and day spa leases are generally five to ten years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable.

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $16.3 million and $10.6 million at February 3, 2007 and January 28, 2006, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $88.7 million and $60.6 million existed at February 3, 2007 and January 28, 2006, respectively.

During the third quarter of 2006, construction was completed on the 350,000 square-foot expansion to our distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the term from approximately 15 years to 20 years.

We have one capital lease with a fixed, non-cancelable term of approximately 30 years with no renewal options.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2005, we recorded an asset retirement obligation in the amount of $0.5 million related to store leases which obligate us to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal. The obligation as of February 3, 2007 was $0.5 million. We have since updated our lease term agreements to exclude any such obligation to incur the costs mentioned above related to store leases. As such, we do not anticipate recording additional asset retirement obligations in the foreseeable future.

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

Cost of Sales and Selling, General and Administrative Expenses

Consolidated cost of sales primarily consist of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, premium retail and outlet store occupancy costs and day spa occupancy and service labor. Consolidated selling, general and administrative expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred marketing costs, and general and administrative expenses.

Stock-Based Compensation

Effective January 28, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards for employee services. SFAS 123R requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Prior to the January 28, 2006 adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, compensation expense was recognized based upon the difference, if any, between the market price of the stock and the option exercise price on the date of grant. As the stock option grant price for all options granted equaled the market price on the date

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant, no employee stock-based compensation expense was recognized. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation cost in 2006 includes: i) compensation cost for all stock options granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all stock options granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Consequently, prior years presented in the financial statements included in this Form 10-K are not comparable with the corresponding current year.

Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period. Upon adoption of SFAS 123R, deferred compensation of $914,000 related to earlier awards of RSUs was eliminated against additional paid-in capital.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. As required by SFAS 123R, we now present, on a prospective basis, the benefits of actual tax deductions in excess of recognized compensation expense as a financing cash inflow. The $9.0 million excess tax benefit classified as a financing inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123R.

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

As a result of adopting SFAS 123R, income before income taxes and net income for fiscal 2006, were $1.9 million and $1.6 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per common share for fiscal 2006 are approximately $0.02 lower than if we continued to account for stock-based compensation under APB 25.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $8.2 million, $5.4 million and $3.4 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

List rental income (expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
List rental income	$2,216	$2,894	$3,671
List rental expense	(611)	(637)	(720)

Net list rental income	$1,605	$2,257	$2,951

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Interest (expense), including financing fees	$(214)	$(361)	$(849)
Interest income	7,304	3,918	1,345
Other income	1,484	1,251	688
Other (expense)	(902)	(622)	(474)

Interest, net and other	$7,672	$4,186	$710

Fair Value of Financial Instruments

Our financial assets and liabilities primarily consist of cash and cash equivalents, restricted cash, receivables and payables, the carrying value of which materially approximate their fair values.

Accounting for Vendor Allowances

We account for allowances received from merchandise vendors as an adjustment to the prices of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $8.7 million, $6.7 million and $5.0 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Self-Insurance

During fiscal 2006, we transitioned to a self-insurance plan for health and welfare benefits, and believe we maintain an adequate accrual to cover our retained liability. The accrual for our self-insurance liability is determined by management, is based on claims filed and an estimate of claims incurred but not yet reported, and is not discounted. Management considers a number of factors, including third-party information, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status is recognized through accumulated other comprehensive income and then amortized as a component of net periodic pension cost. Additionally, the measurement date, the date at which plan assets and benefit obligations are measured, is required to be the company’s fiscal year end. We adopted the recognition provisions of SFAS 158 effective February 3, 2007, except for the measurement provisions which are not effective until fiscal years ending after December 13, 2008. We do not believe that adoption of the measurement date provisions will have a material impact as our current measurement date is January 31.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the effect, if any the adoption of SFAS 159 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are implementing the requirements and currently believe that the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting policy decision subject to appropriate disclosure. We currently present all taxes on a net basis and have elected not to change our presentation method. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.

3. Receivables

Receivables consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Tenant improvement allowances	$12,825	$16,764
Trade	5,918	7,117
Co-branded credit card fees and royalties	897	3,247
Customer list rental	780	965
Other	1,718	721

	$22,138	$28,814

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At February 3, 2007 and January 28, 2006 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	February 3, 2007	January 28, 2006
Land	$242	$242
Building and land improvements and capital lease	29,852	26,428
Leasehold improvements	159,540	109,630
Furniture and fixtures	89,783	57,864
Technology hardware and software	80,549	67,681
Machinery and equipment and other	20,557	16,536
Construction in progress	14,408	12,630

	394,931	291,011
Less: Accumulated depreciation and amortization	(147,546)	(112,114)

	$247,385	$178,897

Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Accrued payroll and benefits	$15,186	$12,115
Gift cards and coupon rewards	21,739	14,126
Current portion of deferred rents	12,792	8,594
Accrued sales returns	5,721	5,871
Accrued taxes	4,086	4,142
Other	1,417	633

	$60,941	$45,481

6. Revolving Line of Credit

On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. (Wells Fargo), providing for an unsecured revolving line of credit of up to $60.0 million and allowing us to issue up to $60.0 million in letters of credit (the Agreement). The interest rate under the Agreement will be based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the Agreement), or the lender’s prime rate.

The Agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the Agreement). The Agreement also restricts our ability to, among other things, sell assets other than in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the Agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012.

The Agreement replaced our previous credit facility which provided us with an unsecured revolving line of credit up to $40.0 million allowing us to issue up to $40.0 million in letters of credit. The previous credit facility also contained financial covenants for specified current ratio, leverage ratio and minimum net worth requirements (as defined in the previous credit facility) and restricted our ability to, among other things, sell assets, participate in mergers, incur debt, pay cash dividends and make investments or guarantees. The interest rate under the prior credit facility was equal to the London InterBank Offered Rate, subject to adjustment based on our leverage ratio. As of February 3, 2007 and January 28, 2006 we had no borrowings outstanding under the revolving line of credit and $24.5 million and $11.7 million in letters of credit issued, respectively.

7. Income Taxes

Our income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Current income tax provision:
Federal	$33,556	$25,643	$20,618
State	6,287	4,804	3,863
Deferred income tax (benefit):
Federal	(3,072)	(1,778)	(4,310)
State	(576)	(333)	(807)

	$36,195	$28,336	$19,364

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0%	4.0%	3.9%
Other, net	0.5%	1.5%	1.0%

	39.5%	40.5%	39.9%

We received tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012 and subject to annual limitations, are recognized in the year in which they are available to reduce taxable income. We utilized $367, $373, and $236 of these investment tax credits to offset our West Virginia income tax liability during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Idaho tax credits, which are available through 2019, are limited to 50 percent of the current year’s state income tax liability. We utilized $468, $507 and $264 of the Idaho tax credits to offset our Idaho state income tax liability during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 2007 and January 28, 2006 are presented below:

	February 3, 2007		January 28, 2006
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued sales returns	$1,678	$—	$1,196	$—
Accrued employee benefits	2,298	—	1,380	—
Supplemental Employee Retirement Plan	—	2,062	—	—
Tenant improvements	4,649	29,008	3,229	20,526
Deferred rents	340	6,006	122	4,003
Credit card revenue	2,100	3,421	1,214	2,117
Other	444	218	564	—

Total deferred tax assets	$11,509	$40,715	$7,705	$26,646

Deferred tax liabilities:
Inventory	$(1,191)	$—	$(384)	$—
Prepaid and deferred marketing costs	(4,318)	—	(4,748)	—
Tax basis depreciation	—	(38,645)	—	(24,796)

Total deferred tax liabilities	(5,509)	(38,645)	(5,132)	(24,796)

Net deferred tax assets	$6,000	$2,070	$2,573	$1,850

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

8. Common Stock

On March 24, 2006, the Board of Directors approved an increase in the number of our authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. This increase was approved by shareholders in June 2006.

On May 26, 2004, we completed a public offering comprised of 7,560,000 shares offered by the Company and 4,549,500 shares offered by selling stockholders. These amounts include the underwriters’ over-allotment option exercised on May 25, 2004 to purchase 810,000 shares from Coldwater Creek and 769,500 shares from selling stockholders. A registration statement related to these securities was filed with and has been declared effective by the U.S. Securities and Exchange Commission. Our cash and stockholders’ equity accounts were increased by $42.1 million as a result of the offering, which is net of stock offering costs of $2.0 million.

9. Net Income Per Common Share

We calculate net income per common share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options and RSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share amounts):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net income	$55,372	$41,570	$29,130

Weighted average common shares outstanding during the period (for basic calculation)	92,616	91,488	87,692
Dilutive effect of other potential common shares	1,869	2,877	3,051

Weighted average common shares and potential common shares (for diluted calculation)	94,485	94,365	90,743

Net income per common share—Basic	$0.60	$0.45	$0.33

Net income per common share—Diluted	$0.59	$0.44	$0.32

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 312,000, 80,000 and 20,000 shares of common stock in the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

10. Stock-Based Compensation

Our Amended and Restated Stock Option/Stock Issuance Plan (the Plan) was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for share-based compensation for officers and key employees, non-employee directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the 1996 Plan), but did not affect awards granted under that plan, some of which remain outstanding.

Eligible individuals may, at the discretion of the Plan Administrator, be granted stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of February 3, 2007, approximately 3.9 million shares of common stock remain available for future grants under the Plan. The Plan will terminate on March 25, 2015, subject to earlier termination by the Board of Directors.

Stock Options

Options are granted with an exercise price per share equal to at least 100 percent of the fair market value of our common stock on the grant date. Options generally vest and become exercisable on a pro rata basis over a three-, four- or five-year period from the date of grant. The maximum term of each grant may not exceed ten years, subject to earlier expiration for vested options not exercised following termination of employment. RSUs generally vest over a one- or three-year period from the date of grant.

As discussed in Note 2, prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed by APB 25, and provided the required pro forma disclosures of SFAS 123. The following table presents the effect on net income and earnings per share had compensation expense been recognized based upon the estimated fair value on the grant date in accordance with SFAS 123 (in thousands, except per share data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Net Income:
As reported	$41,570	$29,130
Add: Stock-based compensation included in net income, net of related tax effects	201	—
Deduct: Impact of applying SFAS 123	(1,298)	(769)

Pro forma	$40,473	$28,361

Net income per share:
As reported—Basic	$0.45	$0.33
Pro forma—Basic	$0.44	$0.32
As reported—Diluted	$0.44	$0.32
Pro forma—Diluted	$0.43	$0.31

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disclosures for the fiscal year ended February 3, 2007 are not presented as these amounts are recognized in the consolidated financial statements. Total stock-based compensation expense recognized for fiscal 2006 was approximately $3.8 million before income taxes. The related tax benefit was approximately $0.7 million. Stock-based compensation capitalized into inventory and fixed assets at February 3, 2007 was not material.

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for fiscal 2006 and fiscal 2005:

	Fiscal Year Ended February 3, 2007
	Board Members and Officers	All Other Employees
Risk free interest rate (a)	4.6%	4.5%
Expected volatility (b)	52.0%	55.7%
Expected life (in years) (c)	4.8	5.0
Expected dividends (d)	None	None
Weighted average fair value per option granted	$12.4	$13.5

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Risk free interest rate (a)	3.7%	2.8%
Expected volatility (b)	59.9%	71.7%
Expected life (in years) (c)	4.0	4.0
Expected dividends (d)	None	None
Weighted average fair value per option granted	$7.7	$4.6

a.	The risk-free interest rate is based on the U.S. Treasury strip rates in affect at the time of the grant with an equivalent remaining term.
b.	The expected volatility of our stock price is based on a combination of historical volatility and the implied volatility of our exchange traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was based solely on historical experience.
c.	The expected term of the options represents the weighted average period the stock options are expected to remain outstanding. This term is derived from historical experience, taking into consideration expected future employee behavior.
d.	We have never paid cash dividends on common stock and do not expect to declare cash dividends in the foreseeable future.

Under SFAS 123R, stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Prior to adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. The cumulative effect of adopting SFAS 123R was not material.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which differ significantly from our stock options, as traded options have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.

As of February 3, 2007, options granted to employees to purchase 2,251,116 shares of Coldwater Creek common stock and options granted to employee directors to purchase 483,182 shares of Coldwater Creek common stock remained outstanding.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for outstanding stock options for fiscal 2006:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 28, 2006	3,732,812	$5.30
Granted	239,212	25.54
Exercised	(1,089,714)	2.87
Forfeited	(148,012)	7.46

Outstanding, February 3, 2007	2,734,298	$7.91	5.7	$32,537

Vested and expected to vest, February 3, 2007	2,634,948	$7.53	5.6	$32,175

Exercisable, February 3, 2007	1,656,121	$4.40	4.7	$24,455

During fiscal 2006, the total intrinsic value of stock options exercised was $26.6 million. The actual tax benefits realized for the tax deduction from options exercised and RSUs vested totaled $9.7 million for fiscal 2006.

RSU Awards

Employees and non-employee directors have been granted 226,295 RSUs under the Plan which remained outstanding at February 3, 2007. The compensation expense related to RSUs is being amortized over the requisite employee service period, which is generally the vesting period. During fiscal 2006 and fiscal 2005 we recorded approximately $0.9 million and $0.3 million, respectively, of compensation expense related to RSU grants. No RSUs were granted prior to the second quarter of fiscal 2005.

The following table summarizes the activity for unvested RSUs for fiscal 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 28, 2006	113,030	$11.74
Granted	131,295	27.98
Vested	(7,430)	16.81
Forfeited	(10,600)	17.94

Unvested, February 3, 2007	226,295	$20.71

During fiscal 2006, the total fair value of RSUs vested was approximately $0.2 million.

As of February 3, 2007, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $9.5 million. This expense is expected to be recognized over a weighted-average period of 2.9 years.

We also issue common stock to employees under our Customer Service Recognition Program. We issued 34,089 shares and 3,603 shares under this program in fiscal 2006 and fiscal 2005 for total compensation expense of $0.9 million and $70,000, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Employee Stock Purchase Plan

During the third quarter of fiscal 2006 employees began participating in the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (ESPP) which was adopted by the Board or Directors in March 2006 and approved by a majority of shareholders in June 2006. Through participation in the ESPP employees can purchase Coldwater Creek common stock at a 5 percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1,800,000. These shares may be authorized but unissued shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan under the provisions of SFAS 123R, therefore no compensation expense related to the ESPP has been recognized in the consolidated financial statements. Our employees purchased approximately 16,000 shares during fiscal 2006 at an average share price of $23.29.

Previously, we maintained an employee stock purchase plan that was adopted by the Board of Directors and approved by a majority of stockholders on January 28, 1996. This plan was subsequently terminated by the Board of Directors effective March 31, 2005.

12. Defined Contribution Plan

We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. We match a certain percentage of the employee’s overall contribution. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. In fiscal 2006, we amended our plan to permit eligible employees to designate a portion of their contributions as “Roth Contributions.” We recognized contribution expense of $2.8 million, $1.4 million, and $0.7 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

13. Supplemental Employee Retirement Plan

On October 1, 2005, the Compensation Committee of our Board of Directors approved a Supplemental Employee Retirement Plan (SERP) for certain of our executive officers and key employees effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that provides eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions. The initial participants in the SERP were Georgia Shonk-Simmons, President and Chief Merchandising Officer, Melvin Dick, Executive Vice President and Chief Financial Officer, and Daniel Griesemer, President and Chief Operating Officer. On November 1, 2005, the Compensation Committee approved Dennis C. Pence, Chairman and Chief Executive Officer, as an additional participant.

We account for our SERP using an actuarial model as required by SFAS 87 “Employer’s Accounting for Pensions.” Effective February 3, 2007, we adopted SFAS 158 which requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income, net of tax, until they are amortized as a component of

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status are recognized through accumulated other comprehensive income and then amortized as a component of net periodic pension cost.

The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended February 3, 2007, or for any prior period presented, and it will not effect our operating results in future periods. The incremental effects of adopting the provisions of SFAS 158 on the individual line items of our consolidated balance sheet at February 3, 2007 are presented in the following table (in thousands).

	Prior to Adoption of SFAS 158	Adjustments	After Adoption of SFAS 158
Intangible pension asset	$4,479	$(4,479)	$—
Accrued benefit cost/Supplemental Executive Retirement Plan	$6,238	$808	$7,046
Noncurrent deferred income tax asset	$8	$2,062	$2,070
Accumulated other comprehensive loss	$—	$(3,225)	$(3,225)

Changes in the accrued benefit cost, projected benefit obligation and funded status of the SERP during fiscal 2006 and fiscal 2005 are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
Change in accrued benefit cost:
Accrued benefit cost at beginning of period	$(315)	$—
Net periodic benefit cost	(1,444)	(315)

Accrued benefit cost at end of period	$(1,759)	$(315)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$5,621	$5,472
Service cost	343	75
Interest cost	372	74
Net actuarial loss	512	—
Plan change	198	—

Projected benefit obligation at end of period	$7,046	$5,621

Funded status:
Unrecognized prior service cost	$(4,812)	$(5,306)
Unrecognized net actuarial loss	(475)	—
Accrued benefit cost	(1,759)	(315)

Funded status	$(7,046)	$(5,621)

The table below summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the SERP (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
Projected benefit obligation	$7,046	$5,621
Accumulated benefit obligation	$6,238	$4,667
Fair value of plan assets	$—	$—

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
Service expense	$343	$75
Interest expense	372	74
Amortization of:
Prior service cost	691	166
Actuarial loss	38	—

Net periodic benefit cost	$1,444	$315

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The following assumptions were utilized in calculating the SERP projected benefit obligation and net periodic benefit cost.

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
Discount rate	5.8%	5.5%
Rate of compensation increase	4.0%	4.0%

The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long term indices and the duration of the SERP plan relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the SERP obligation is decreased or increased, accordingly.

We anticipate that the majority of the expected future payments under the SERP will be made after 2011.

14. Retention Compensation Program

The Compensation Committee of the Board of Directors authorized retention bonus payments for officers subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (Section 16 officers) that, in aggregate, totaled $0.2 million at February 3, 2007. The Chief Executive Officer authorized retention bonus payments for other employees that, in aggregate, totaled $4.9 million at February 3, 2007. These retention bonuses serve as additional incentives to retain certain key employees. We accrue the related compensation expense for each employee on a straight-line basis over the retention periods as it is currently anticipated that the performance criteria specified in the agreements will be met.

At February 3, 2007 and January 28, 2006, we had accrued $2.6 million and $1.7 million, respectively, related to these agreements. During fiscal 2006, retention bonus payments of $225,000 and $150,000 were paid to Melvin Dick and Gerard El Chaar, respectively. During fiscal 2005, retention bonus payments of $1.4 million and $0.3 million were paid to Georgia Shonk-Simmons and Daniel Griesemer, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total compensation and dates to be paid as of February 3, 2007 are summarized as follows (in thousands):

Description	Amount	Dates to be paid
Executive employees:
Dan Moen, Chief Information Officer	$225	May 2007

34 non-executive employees	$4,900	February 2007 - August 2009

15. Related Party Transactions

Dennis Pence and Ann Pence personally participate in a jet fractional share program through two entities they own. Ann Pence, who was the Vice Chairman of the Board of Directors until August 2004, is a holder of more than five percent of the Company’s common stock and holds the title of Chairman Emeritus. We maintain an arrangement with Dennis Pence and Ann Pence pursuant to which, on occasion, we reimburse them for the usage of their fractional share interests to fulfill a portion of our business travel needs. For flights by Mr. Pence and other corporate executives made exclusively for official corporate purposes, we reimbursed these entities for:

•	a usage based pro rata portion of the actual financing costs of the jet fractional share rights;

•	a usage based pro rata portion of the actual monthly maintenance fees; and

•	actual hourly usage fees.

During fiscal 2006 there were no expense reimbursements to Dennis Pence or Ann Pence as we obtained interests in a business jet fractional share program in October 2005 sufficient to satisfy our executive travel requirements. Aggregate expense reimbursements totaled approximately $0.6 million and $0.6 million for fiscal 2005 and fiscal 2004, respectively.

Ann Pence retired from her position as a Director effective August 23, 2004. In connection with her retirement, and in recognition of her contributions as co-founder she was given the honorary title of Chairman Emeritus and was extended certain post-retirement benefits. During the fiscal 2004 third quarter, we accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into consolidated selling, general and administrative expenses and offsets the impact of the current post-retirement benefits expense. These amounts were immaterial to all periods presented and are expected to be immaterial to all future periods.

Effective June 11, 2005, in connection with his resignation from the Board of Directors, Warren R. Hashagen entered into an agreement to provide strategic and operational consulting services. The agreement, which expired on June 10, 2006 provided for cash compensation of $20,000 per month, plus reimbursement of expenses. The agreement also included customary confidentiality provisions and required Mr. Hashagen to notify us prior to engaging in business activities that were competitive with our business. This agreement was not renewed.

16. Commitments

During fiscal 2006, fiscal 2005 and fiscal 2004, we incurred aggregate rent expense under operating leases of $49.9 million, $35.5 million and $26.7 million, including contingent rent expense of $0.4 million, $0.4 million and $0.1 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 3, 2007 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under the capital lease are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2007	$55,117	$89
Fiscal 2008	57,249	89
Fiscal 2009	56,483	89
Fiscal 2010	55,494	89
Fiscal 2011	53,071	98
Thereafter	234,378	3,559

Total	$511,792	$4,013

Less—interest on capital lease at 10.5%		3,005

Total principal payable and accrued interest of $8 on capital lease		$1,008	(a)

(a)	Based upon the payment terms of the lease agreement, principal payments will not begin until approximately 2021 and all payments through such date represent interest only payments.

Subsequent to February 3, 2007, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of March 26, 2007 our lease commitments increased (net of subsequent lease payments made) by $89.8 million.

Additionally, we had inventory purchase commitments of approximately $169.3 million, and $135.5 million at February 3, 2007 and January 28, 2006, respectively.

17. Contingencies

We are periodically involved in litigation and administrative proceedings primarily arising in the normal course of our business. In addition, from time to time, we have received claims that our products and/or the manner in which we conduct our business infringes on the intellectual property rights of third parties. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

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

Additionally, changes in state and local tax laws, such as temporary changes associated with “tax holidays” and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation. In the opinion of management, resolutions of these matters will not have a material impact on our consolidated financial position, results of operations or cash flows.

18. Co-Branded Credit Card Program

During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 177,000 and 153,000 cards were activated in fiscal 2006 and fiscal 2005, respectively. These fees are initially deferred and recognized in consolidated net sales as revenue over the customer relationship period. The following table summarizes the deferred marketing fee activity for fiscal 2006 and fiscal 2005 (in thousands).

	Fiscal 2006	Fiscal 2005
Deferred co-branded credit card revenue—beginning of period	$8,540	$—
Marketing fees received	13,886	12,311
Amount recognized to revenue	(8,270)	(3,771)

Deferred co-branded credit card revenue—end of period	$14,156	$8,540

Less—Current deferred co-branded credit card revenue	5,385	3,112

Long-term deferred co-branded credit card revenue	$8,771	$5,428

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $14.2 million as of February 3, 2007 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
2007	$5,385
2008	3,970
2009	2,969
2010	1,601
2011	231

$14,156

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

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. The fees received for honoring reward coupons are deferred and recognized when a cardholder uses reward coupons to purchase Coldwater Creek merchandise or when the coupon expires.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We receive a sales royalty from the issuing bank based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The amount of sales royalty recognized as revenue during fiscal 2006 was approximately $2.9 million.

19. Segment Reporting

As the chief operating decision maker, our executive management team works together to allocate resources and assess the performance of our business which is managed as two operating segments, direct and retail. Although offering customers substantially similar merchandise, our direct and retail operating segments have separate management, marketing and operating strategies and processes.

The executive management team assesses the performance of each operating segment based on segment operating income, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the retail segment, these operating costs primarily consist of store selling and occupancy costs. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, information technology and human resources).

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the consolidated financial statements (in thousands). The accounting policies of the operating segments are the same as those described in Note 2 “Significant Accounting Policies”.

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales (a):
Retail	$664,170	$454,538	$296,227
Direct	390,441	325,125	294,083

Consolidated net sales	$1,054,611	$779,663	$590,310

Segment operating income:
Retail	$107,566	$82,783	$51,604
Direct	98,595	71,600	59,655

Total segment operating income	206,161	154,383	111,259
Corporate and other	(122,266)	(88,663)	(63,475)

Consolidated income from operations	$83,895	$65,720	$47,784

Depreciation and amortization:
Retail	$26,042	$17,185	$11,717
Direct	502	1,107	481
Corporate and other	12,316	8,441	7,327

Consolidated depreciation and amortization	$38,860	$26,733	$19,525

Supplemental cash flow information:
Purchase of property and equipment:
Retail	$88,809	$53,145	$35,600
Direct	4,544	2,342	2,206
Corporate and other	12,862	25,305	9,084

Cash paid for purchase of property and equipment	$106,215	$80,792	$46,890

Property and equipment purchases not yet paid:
Retail	$2,676	$4,852	$1,419
Direct	—	1	—
Corporate and other	3,074	366	336

Total	$5,750	$5,219	$1,755

	As of
	February 3, 2007	January 28, 2006
Total assets:
Retail	$279,740	$197,234
Direct	54,454	43,055
Corporate and other assets	246,281	218,121

Consolidated total assets	$580,475	$458,410

(a)	There have been no inter-segment sales during the reported periods.

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of consolidated net sales. Apparel sales have constituted approximately 85 percent of the consolidated net sales during fiscal 2006, fiscal 2005 and fiscal 2004, with sales of jewelry, accessories and gift items constituting the respective balances.

Substantially all of our long-lived assets reside within the United States.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Results of Operations (unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal 2006 and fiscal 2005 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis (in thousands, except for per share data).

	Fiscal 2006 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$215,261	$216,422	$256,371	$366,557
Gross profit	$100,434	$100,057	$120,753	$149,763
Net income	$11,572	$12,014	$15,879	$15,907
Net income per common share—Basic	$0.13	$0.13	$0.17	$0.17
Net income per common share—Diluted	$0.12	$0.13	$0.17	$0.17

	Fiscal 2005 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,636	$153,270	$186,835	$283,922
Gross profit	$72,333	$65,965	$87,119	$127,361
Net income	$8,491	$6,201	$10,462	$16,416
Net income per common share—Basic	$0.09	$0.07	$0.11	$0.18
Net income per common share—Diluted	$0.09	$0.07	$0.11	$0.17

(a)	As further disclosed in Note 2 under “Classification Revisions and Reclassifications”, in the fourth quarter of fiscal 2006 we changed the classification from previously reported amounts of costs related to free product and rent expense we incur prior to opening a retail store.

Additionally, in the first three quarterly periods of fiscal 2006 we classified certain day spa costs, primarily rent, in selling, general and administrative expense which we subsequently determined should have been classified in cost of sales. As a result, we have changed the classification of such costs.

These changes, which we have determined to be immaterial, are shown in the reconciliations below from the previously reported quarterly amounts (in thousands).

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross Profit—As previously reported	$101,277	$101,332	$122,183	NA
Decrease related to free product	(1,166)	(1,331)	(1,619)	NA
Increase related to pre-opening rent	429	602	990	NA
Decrease related to day spa rent	(106)	(546)	(801)	NA

Gross Profit—As adjusted	$100,434	$100,057	$120,753	NA

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross Profit—As previously reported	$72,837	$66,375	$87,510	$128,464
Decrease related to free product	(556)	(909)	(1,233)	(1,272)
Increase related to pre-opening rent	52	499	842	169

Gross Profit—As adjusted	$72,333	$65,965	$87,119	$127,361

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 3, 2007. Based on that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. Management’s assessment was based on criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that, based on its assessment, our internal control over financial reporting was effective as of February 3, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coldwater Creek Inc.

Sandpoint, Idaho

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Coldwater Creek Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company and our report dated April 4, 2007, expresses an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

April 4, 2007

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the executive officers of the Registrant, See Item 4—“Directors and Executive Officers” at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2007 to be filed with the Commission no later than 120 days after February 3, 2007, pursuant to Regulation 14A.

We have a Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Ethics is available on the Investor Relations section of our website at www.coldwatercreek.com. Any future changes or amendments to this Code of Ethics, and any waiver that applies to these individuals, will also be posted on www.coldwatercreek.com.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2007, to be filed with the Commission no later than 120 days after February 3, 2007, pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2007, to be filed with the Commission no later than 120 days after February 3, 2007, pursuant to Regulation 14A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2007, to be filed with the Commission no later than 120 days after February 3, 2007, pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2007, to be filed with the Commission no later than 120 days after February 3, 2007, pursuant to Regulation 14A.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report are as follows:

1. Financial Statements.

See listing of financial statements included as part of this Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company’s S-1, file No. 333-16651)

3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company’s Fiscal 2004 Third Quarter Report on Form 10-Q)

3.2*	Amended and Restated Bylaws (filed with the Company’s fiscal 2002 Third Quarter Report on Form 10-Q)

3.2.1*	Amendment to Amended and Restated Bylaws (filed with the Company’s fiscal 2003 Second Quarter Report on Form 10-Q)

3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)

4.1*	Specimen of Stock Certificate (filed with the Company’s S-1/A, file No. 333-16651)

10.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company’s fiscal 2003 Annual Report on Form 10-K)

10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company’s S-1/A, file No. 333-16651)

10.3*	Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company’s fiscal 2004 Annual Report on Form 10-K)

10.3.1*	2007 Amended and Restated Credit Agreement, dated as of February 13, 2007, by and between Coldwater Creek Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to Form 8-K dated February 13, 2007)

10.4*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company’s Definitive Proxy Statement filed May 10, 2005)

10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company’s S-1, file No. 333-16651)

10.5.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company’s Fiscal 2005 Annual Report on Form 10-K)

10.5.2	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan

Exhibit Number	Description of Document
10.6*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

10.6.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)

10.6.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)

10.7*+	Three-year Employee Retention Compensation Agreements (filed with the Company’s Fiscal 2002 Annual Report on Form 10-K)

10.7.1*+	Material Terms for Payment of Executive Incentive Compensation (filed as Exhibit 99.1 to Form 8-K dated February 12, 2005)

10.7.2*+	2005 Incentive Award Program for Executives (filed as exhibit 99.2 to Form 8-K dated February 12, 2005)

10.7.3*+	2006 Incentive Award Program for Executives (filed as Exhibit 99.1 to Form 8-K dated February 13, 2006)

10.7.4*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)

10.8*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/ Stock Issuance Plan (filed with the Company’s Fiscal 2004 Annual Report on Form 10-K)

10.9*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

10.10*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)

10.11*+	Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)

10.11.1*+	Amendment No. 1 to Supplemental Executive Retirement Plan (filed with the Company’s Fiscal 2005 Third Quarter Report on Form 10-Q)

10.11.2*+	Amendment to Supplemental Executive Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)

10.12*+	Consulting Agreement between Warren R. Hashagen and the Company (filed as Exhibit 99.1 to Form 8-K dated June 3, 2005)

10.13*	Summary of Jet Fractional Share Agreement (filed with the Company’s Fiscal 2005 First Quarter Report on Form 10-Q)

10.14*	Separation and Release Agreement for Duane Huesers dated December 27, 2005 (filed with the Company’s Fiscal 2005 Annual Report on Form 10-K)

10.15*+	Employment Agreement between the Company and Georgia Shonk-Simmons (filed as Exhibit 10.1 to Form 8-K dated December 20, 2006)

10.16.1*+	Supplemental Bonus for Dennis C. Pence (filed with the Company’s Fiscal 2006 Third Quarter Report on Form 10-Q)

10.16.2*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)

21	List of Significant Subsidiaries of the Registrant

Exhibit Number	Description of Document
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Letter from Coldwater Creek Inc. to the Securities and Exchange Commission relating to the receipt of Arthur Andersen LLP’s letter regarding compliance with professional standards (filed with the Company’s Fiscal 2001 Annual Report on Form 10-K)

*	PREVIOUSLY FILED
+	Represent management contracts or compensatory plans, contracts or arrangements in which the Company’s directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 4th day of April 2007.

COLDWATER CREEK INC.

By:	/s/ DENNIS C. PENCE
Dennis C. Pence
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 4, 2007

/s/ MELVIN DICK Melvin Dick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 4, 2007

/s/ TIMOTHY O. MARTIN Timothy O. Martin	Vice President of Finance (Principal Accounting Officer)	April 4, 2007

/s/ JAMES R. ALEXANDER James R. Alexander	Director	April 4, 2007

/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	April 4, 2007

/s/ CURT HECKER Curt Hecker	Director	April 4, 2007

/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	April 4, 2007

/s/ ROBERT H. MCCALL Robert H. McCall	Director	April 4, 2007

/s/ FRANK M. LESHER Frank M. Lesher	Director	April 4, 2007

/s/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 4, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
10.5.2	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan

21	List of Significant Subsidiaries of the Registrant

23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002