Form 10-Q
period 2007-05-05
COLDWATER CREEK INC
filed 2007-06-14
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended May 5, 2007

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

Large accelerated filer  ☒    Accelerated file  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 8, 2007
Common Stock ($.01 par value)	93,307,793

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended May 5, 2007

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

ASSETS

	May 5, 2007	February 3, 2007	April 29, 2006
CURRENT ASSETS:
Cash and cash equivalents	$152,091	$148,680	$132,890
Receivables	25,534	22,138	29,792
Inventories	134,108	126,953	105,434
Prepaid and other	17,652	13,626	10,568
Prepaid and deferred marketing costs	15,003	9,251	14,451
Deferred income taxes	6,089	6,000	2,807

Total current assets	350,477	326,648	295,942

Property and equipment, net	259,555	247,385	189,147
Deferred income taxes	2,760	2,070	2,858
Restricted cash	3,552	3,552	4,503
Pension asset	—	—	4,667
Other	887	820	265

Total assets	$617,231	$580,475	$497,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,872	$85,412	$95,330
Current deferred revenue	5,616	5,385	3,711
Accrued liabilities	57,825	60,941	47,818
Income taxes payable	—	1,591	8,689

Total current liabilities	171,313	153,329	155,548

Deferred rents	94,719	92,175	65,025
Deferred co-branded credit card revenue	8,862	8,771	6,490
Supplemental Employee Retirement Plan	7,234	7,046	5,317
Other	3,571	1,698	676

Total liabilities	285,699	263,019	233,056

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 93,247,676, 93,168,138 and 92,366,199 shares issued, respectively	932	932	924
Additional paid-in capital	126,247	124,302	111,755
Accumulated other comprehensive loss	(3,124)	(3,225)	—
Retained earnings	207,477	195,447	151,647

Total stockholders’ equity	331,532	317,456	264,326

Total liabilities and stockholders’ equity	$617,231	$580,475	$497,382

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales	$281,292	$215,261
Cost of sales	152,805	114,827

Gross profit	128,487	100,434
Selling, general and administrative expenses	110,723	82,911

Income from operations	17,764	17,523
Interest, net, and other	2,216	1,606

Income before income taxes	19,980	19,129
Income tax provision	7,950	7,557

Net income	$12,030	$11,572

Net income per share—Basic	$0.13	$0.13

Weighted average shares outstanding—Basic	93,209	92,215
Net income per share—Diluted	$0.13	$0.12

Weighted average shares outstanding—Diluted	94,575	94,660

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	May 5, 2007	April 29, 2006
OPERATING ACTIVITIES:
Net income	$12,030	$11,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,706	8,079
Stock-based compensation expense	1,191	691
Supplemental Employee Retirement Plan expense	354	335
Deferred rent amortization	(1,076)	(1,302)
Deferred income taxes	(844)	(1,242)
Excess tax benefit from exercises of stock options	(149)	(2,569)
Loss on asset disposition	474	13
Other	4	(2)
Net change in current assets and liabilities:
Receivables	(3,396)	(978)
Inventories	(7,155)	(19,125)
Prepaid and other	(4,026)	(2,249)
Prepaid and deferred marketing costs	(5,752)	(4,013)
Accounts payable	25,106	20,696
Accrued liabilities	(4,235)	1,185
Income taxes payable	(1,406)	82
Deferred co-branded credit card revenue	322	1,661
Deferred rents	4,739	4,847
Other changes in non-current assets and liabilities	1,712	(84)

Net cash provided by operating activities	29,599	17,597

INVESTING ACTIVITIES:
Purchase of property and equipment	(26,906)	(19,978)
Restricted cash	—	(50)

Net cash used in investing activities	(26,906)	(20,028)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP purchases	569	896
Excess tax benefit from exercises of stock options	149	2,569

Net cash provided by financing activities	718	3,465

Net increase in cash and cash equivalents	3,411	1,034
Cash and cash equivalents, beginning	148,680	131,856

Cash and cash equivalents, ending	$152,091	$132,890

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries (the Company), a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We operate in two operating segments: retail and direct. The retail segment consists of our premium retail stores, outlet stores and day spas. The direct segment consists of our catalog and Internet-based e-commerce businesses. Intercompany balances and transactions have been eliminated.

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

2. Significant Accounting Policies

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. Comprehensive income in the first quarter of fiscal 2007 was $0.1 million greater than net income as a result of amortization of unrecognized costs associated with our Supplemental Executive Retirement Plan. There was no difference between comprehensive income and net income in the first quarter of fiscal 2006.

Classification Revisions and Reclassifications

We revised our condensed consolidated statement of operations for the fiscal quarter ended April 29, 2006 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general, and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, we increased cost of sales by approximately $1.2 million and decreased selling, general and administrative expenses by an equal amount for the first quarter of fiscal 2006.

In the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $0.4 million in rent expense from cost of sales to selling, general and administrative expenses for the first quarter of fiscal 2006. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.1 million of day spa costs from selling, general and administrative expenses to cost of sales for the first quarter of fiscal 2006.

Our condensed consolidated statement of cash flows for the quarter ended April 29, 2006 has also been revised to reflect a change in the classification of a $50,000 increase in restricted cash. Previously, the increase was classified as a cash outflow from financing activities, but we subsequently determined that the increase in restricted cash would be more appropriately classified as an investing activity. As a result, we increased cash inflows from financing activities by $50,000 and increased cash outflows from investing activities by an equal amount for the quarter ended April 29, 2006.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or our net increase in cash and cash equivalents included in our condensed consolidated statements of cash flows.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $25.4 million and $23.0 million for the quarters ended May 5, 2007 and April 29, 2006, respectively.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expense other than that related to direct response advertising was $10.5 million and $2.8 million for the quarters ended May 5, 2007 and April 29, 2006, respectively.

Accounting for Leases

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the condensed consolidated balance sheet. In the latter years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $18.0 million, $16.3 million and $11.2 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the condensed consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $90.6 million, $88.7 million and $63.5 million existed at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.

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

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007. Upon the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits. As of February 4, 2007, we had a liability of $0.6 million plus accrued interest of $0.2 million for tax positions taken on previously filed returns. We filed amended federal income tax returns during the first quarter of fiscal 2007 to resolve the federal income tax portion of the positions, resulting in a remaining liability as of May 5, 2007 of $0.2 million relating to state income taxes. Subsequent to May 5, 2007, we filed amended state returns to resolve the remaining liability for unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. We are no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2003 and are not currently under examination by the IRS. With limited exceptions, we are no longer subject to state or local examinations for our fiscal years prior to fiscal 2002. Currently several state examinations are in progress, however we do not anticipate any adjustments that would result in a material impact to our financial position, results of operations and cash flows. Income tax returns filed in foreign jurisdictions are immaterial to our financial position, results of operations and cash flows.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during the first fiscal quarters ended May 5, 2007 and April 29, 2006. The amount of interest recognized during these same periods was not material. Approximately $43,000, $0.2 million and $0.5 million was accrued for the payment of interest at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for according to Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”. SFAS 123R requires companies to expense the estimated fair value of share-based awards over the requisite employee service period, which for us is generally the vesting period. Stock-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total stock-based compensation recognized from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program in the first quarter of fiscal 2007 and fiscal 2006 was as follows (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Stock Options	$681	$382
RSUs	421	124
Customer Service Recognition Program	89	185

Total	$1,191	$691

Options to purchase 73,500 and 21,750 shares of our common stock were granted to employees during the first quarter of fiscal 2007 and fiscal 2006, respectively. The weighted average fair value of those options was $10.31 and $12.75, respectively. Options to purchase 57,791 and 338,060 shares of our common stock were exercised during the first quarter of fiscal 2007 and fiscal 2006, respectively with a total intrinsic value of $0.9 million and $7.4 million, respectively.

During the first quarter of fiscal 2007, employees were granted 38,000 RSUs with a weighted average grant date fair market value of $21.72. No RSUs were granted during the first quarter of fiscal 2006.

We issued 4,736 and 7,350 shares of common stock to employees under our Customer Service Recognition Program in the first quarter of fiscal 2007 and fiscal 2006, respectively.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.7 million and $1.5 million during the quarters ended May 5, 2007 and April 29, 2006, respectively.

List rental income (expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
List rental income	$422	$500
List rental expense	(107)	(68)

Net list rental income	$315	$432

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Interest (expense), including financing fees	$(44)	$(103)
Interest income	1,955	1,594
Other income	528	301
Other (expense)	(223)	(186)

Interest, net and other	$2,216	$1,606

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $1.9 million and $1.5 million in the quarters ended May 5, 2007 and April 29, 2006, respectively.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial statements.

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

3. Receivables

Receivables consist of the following (in thousands):

	May 5, 2007	February 3, 2007	April 29, 2006
Tenant improvement allowances	$9,611	$12,825	$16,048
Trade	11,020	5,918	8,796
Vendor Allowance	2,095	—	2,112
Co-branded credit card fees and royalties	1,129	897	1,276
Customer list rental	593	780	396
Other	1,086	1,718	1,164

	$25,534	$22,138	$29,792

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At May 5, 2007, February 3, 2007 and April 29, 2006 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	May 5, 2007	February 3, 2007	April 29, 2006
Land	$242	$242	$242
Building and land improvements and capital lease	29,930	29,852	26,543
Leasehold improvements	166,541	159,540	115,819
Furniture and fixtures	94,600	89,783	61,462
Technology hardware and software	82,966	80,549	70,416
Machinery and equipment and other	20,967	20,557	17,084
Construction in progress	22,347	14,408	17,726

	417,593	394,931	309,292
Less: Accumulated depreciation and amortization	(158,038)	(147,546)	(120,145)

	$259,555	$247,385	$189,147

Construction in progress is comprised primarily of costs related to leasehold improvements and furniture and fixtures related to unopened premium retail stores and the expansion of our IT and Distribution Center infrastructure.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	May 5, 2007	February 3, 2007	April 29, 2006
Accrued payroll and benefits	$10,010	$15,186	$11,489
Gift cards and coupon rewards	18,462	21,739	12,127
Current portion of deferred rents	13,911	12,792	9,746
Accrued sales returns	7,949	5,721	9,111
Accrued taxes	4,642	4,086	4,895
Other	2,851	1,417	450

	$57,825	$60,941	$47,818

6. Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except for per share data):

	Three Months Ended
	May 5, 2007	April 29, 2006
Net income	$12,030	$11,572

Weighted average common shares outstanding during the period (for basic calculation)	93,209	92,215
Dilutive effect of other potential common shares	1,366	2,445

Weighted average common shares and potential common shares (for diluted calculation)	94,575	94,660

Net income per common share—Basic	$0.13	$0.13

Net income per common share—Diluted	$0.13	$0.12

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 638,000 and 234,000 shares of common stock in the quarters ended May 5, 2007 and April 29, 2006, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan

On October 1, 2005, the Compensation Committee of the Board of Directors approved a Supplemental Executive Retirement Plan (SERP) for certain executive officers effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

We account for our SERP using an actuarial model as required by Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions.” Effective February 3, 2007, we adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status are recognized through accumulated other comprehensive income and then amortized as a component of net periodic pension cost.

Net periodic benefit cost is comprised of the following components for the three months ended May 5, 2007 and April 29, 2006 (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Service expense	$87	$87
Interest expense	101	82
Amortization of:
Prior service cost	166	166
Actuarial loss	—	—

Net periodic benefit cost	$354	$335

As the SERP is an unfunded plan, we were not required to make any contributions during the three months ended May 5, 2007 and April 29, 2006. We anticipate that the majority of the expected future payments under the SERP will be made after 2011.

8. Commitments

During the first quarter of fiscal 2007 and fiscal 2006, we incurred aggregate rent expense under operating leases of $15.0 million and $10.4 million, including contingent rent expense of $207,000 and $18,000, respectively and $1.0 million and $0.4 million, respectively, of rent expense classified as store pre-opening cost.

As of May 5, 2007 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under the capital lease are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2007	$44,054	$67
Fiscal 2008	62,492	89
Fiscal 2009	62,164	89
Fiscal 2010	61,599	89
Fiscal 2011	59,479	98
Thereafter	312,201	3,559

Total	$601,989	$3,991

Less - interest on capital lease at 10.5%		2,978

Total principal payable and accrued interest of $13 on capital lease		$1,013	(1)

(1)	Based upon the payment terms of the lease agreement, principal payments will not begin until approximately 2021 and all payments through such date represent interest only payments.

Subsequent to May 5, 2007, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of June 8, 2007 our lease commitments increased by $27.9 million.

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

We had inventory purchase commitments of approximately $191.6 million, $169.3 million and $167.7 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively. Additionally, as of May 5, 2007, February 3, 2007 and April 29, 2006 we had no borrowings outstanding under the revolving line of credit and $22.1 million, $28.5 million and $18.2 million in letters of credit issued, respectively.

9. Contingencies

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

Our multi-channel business model subjects us to state and local taxes in numerous jurisdictions, including franchise, and sales and use tax. We collect these taxes in jurisdictions in which we have a physical presence. While we believe we have paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, we have been assessed additional taxes and penalties by various taxing jurisdictions, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.

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

10. Co-Branded Credit Card Program

During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 32,100 and 45,500 cards were activated in the first quarter of fiscal 2007 and fiscal 2006, respectively. These fees are initially deferred and recognized in consolidated net sales as revenue over the customer relationship period. The following table summarizes the deferred marketing fee activity for the first quarter of fiscal 2007 and fiscal 2006 (in thousands).

	Three Months Ended
	May 5, 2007	April 29, 2006
Deferred co-branded credit card revenue—beginning of period	$14,156	$8,540
Marketing fees received	2,534	3,546
Amount recognized to revenue	(2,212)	(1,885)

Deferred co-branded credit card revenue—end of period	$14,478	$10,201

Less—Current deferred co-branded credit card revenue	5,616	3,711

Long-term deferred co-branded credit card revenue	$8,862	$6,490

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $14.5 million as of May 5, 2007 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
Remainder of 2007	$4,359
2008	4,478
2009	3,350
2010	1,888
2011	403

$14,478

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

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We receive a sales royalty from the issuing bank based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The sales royalty received from the issuing bank is deferred and recognized when a cardholder uses reward coupons to purchase Coldwater Creek merchandise or when the coupon expires. The amount of sales royalty recognized as revenue during the first quarter of fiscal 2007 was approximately $0.8 million.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands).

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales (a):
Retail	$184,860	$128,565
Direct	96,432	86,696

Consolidated net sales	$281,292	$215,261

Segment operating income:
Retail	$33,053	$22,191
Direct	24,228	23,287

Total segment operating income	57,281	45,478
Corporate and other	(39,517)	(27,955)

Consolidated income from operations	$17,764	$17,523

Depreciation and amortization:
Retail	$8,042	$5,226
Direct	268	105
Corporate and other	3,396	2,748

Consolidated depreciation and amortization	$11,706	$8,079

(a)	There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as well as in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $281.3 million in net sales in the first quarter of fiscal 2007. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct.

Recent Developments and Strategic Initiatives

Retail Growth

We expect the retail business to be the key driver of our growth strategy as we continue the expansion of our premium retail store base. As of May 5, 2007, we operated 252 premium retail stores and 25 merchandise clearance outlet stores in 151 markets. As of June 8, 2007, three premium retail stores and one outlet store have been opened in the second quarter of fiscal 2007, bringing the total premium retail store count to 255. We currently plan to open 50 additional premium retail stores during the remainder of fiscal 2007 for a total of 65 premium retail stores opened in fiscal 2007. We believe there is an opportunity for us to grow our premium retail store base to 450 to 500 stores in more than 250 identified markets nationwide over the next three to five years.

In the first quarter of fiscal 2007, we rolled out a new display format in all of our premium retail stores designed to present our customer with a more compelling overall Coldwater Creek experience. This new look is aimed at improving the presentation of the merchandise assortment within our stores.

National Branding Campaign

One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive traffic and sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. During the first quarter of fiscal 2007, we increased our investment in this national magazine advertising campaign. We also began testing a television advertising campaign in limited markets during the second half of fiscal

2006. Testing of this campaign continued and was expanded during the first quarter of fiscal 2007. As such, national branding campaign spending increased $6.5 million from $5.7 million in the first quarter of fiscal 2006 to $12.2 million in the first quarter of fiscal 2007. We anticipate that through improved brand recognition these advertisements will continue to translate into increased market share and improved profitability.

Coldwater Creek Catalog

Our Coldwater Creek catalog, which was introduced in the first quarter of fiscal 2005, differs from our other catalog titles in that it exclusively features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the premium retail store. While the catalog is designed to increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales. In the second quarter of fiscal 2007, we plan to introduce a new look to our Coldwater Creek catalog that will be even more reflective of our customers’ lifestyle and further aligned with our retail locations.

During the first quarter of fiscal 2007, we mailed approximately 8.7 million Coldwater Creek catalogs compared to the 6.0 million mailed during the first quarter of fiscal 2006. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets.

E-Commerce

In May 2007, we launched our updated Web site, providing our customer with enhancements for easier access to our apparel, accessories, home and gift products, outlet merchandise and day spa services and products. These enhancements are designed to improve our web shopping experience.

During the first quarter of fiscal 2007, we continued our e-mail initiative which resulted in more targeted e-mail campaigns as compared to the first quarter of fiscal 2006. As of May 5, 2007, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.2 million compared to 3.0 million as of April 29, 2006.

Direct Sourcing

Our merchandise has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. During the third quarter of fiscal 2004 we began to work directly with foreign manufacturers, launching our direct sourcing initiative. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our merchandise. We believe these benefits result in faster speed to market, improved quality and higher profit margins. Approximately fifteen percent of our merchandise was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. We currently plan to direct source 50 percent of our merchandise purchases by the end of fiscal 2007 and approximately 70 percent by the end of fiscal 2008.

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

Coldwater Creek ~ The Spa

We continue to test our Coldwater Creek ~ The Spa concept in six locations, with plans to open three additional day spas in the second half of fiscal 2007. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Currently, each day spa is located in close proximity to an existing premium retail store as we believe this creates significant opportunities for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa and thereby increase traffic and sales in both concepts. The three day spa locations to be opened in the second half of fiscal 2007 will be adjacent to one of our premium retail stores and will be connected to the store via an internal pass through in an effort to maximize cross marketing potential.

During the first quarter of fiscal 2007, operating losses related to the day spa concept reduced our consolidated income from operations as a percentage of net sales by approximately 0.7 percentage points. The day spa concept continues to differ in many aspects from our core business and will continue to require special attention to fully assess its long-term potential. Therefore, while we believe the period of time during which our day spa locations have been open is still too short to properly assess the financial viability of the concept, we currently anticipate incurring additional costs related to our test of the day spas, primarily for marketing and promotion.

IT Initiatives

We are continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate current and planned growth. During the first quarter of fiscal 2007, we continued activities to review, enhance and replace several fundamental systems, such as our inventory planning and allocation and financial and human resources systems. We currently expect to implement the systems related to financial and human resources during the second half of fiscal 2007.

Results of Operations

First Quarter Summary

•	Consolidated net sales increased $66.0 million, or 30.7 percent, due to:

•	the addition of 68 premium retail stores, three outlet retail stores and five day spas since the end of the first quarter of fiscal 2006;

•	quarter over quarter increase in comparable stores sales growth;

•	the expanded national branding campaign which includes both television and national magazine advertisements;

•	increased catalog circulation;

•	a growing database of customers along with more targeted e-mail campaigns; and

•	revenue related to the co-branded credit card program.

Increased revenue was partially offset by increased promotional activity, including discounts offered in conjunction with national magazine advertisements and the co-branded credit card program. First quarter results were also impacted by lower customer traffic rates.

•	Gross profit dollars increased $28.1 million, or 27.9 percent, while the gross profit rate decreased to 45.7 percent of net sales as a result of:

•	increased promotional activity, and

•	discounts offered in conjunction with national magazine advertising and the co-branded credit card program.

The decrease in gross profit rate was partially offset by increased initial merchandise margins primarily as a result of our direct sourcing program and revenue related to our co-branded credit card program.

•	Selling, general and administrative (SG&A) expenses increased $27.8 million, or 33.5 percent, and SG&A rate increased to 39.4 percent of net sales due to:

•	personnel and overhead costs associated with the retail expansion and costs associated with the day spa concept;

•	our national branding campaign, including increased national magazine advertisement circulation and television advertising; and

•	increased catalog circulation.

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended May 5, 2007 as compared to the three months ended April 29, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	May 5, 2007	% of net sales	April 29, 2006	% of net sales	$ change	% change
Net sales	$281,292	100.0%	$215,261	100.0%	$66,031	30.7%
Cost of sales	152,805	54.3%	114,827	53.3%	37,978	33.1%

Gross profit	128,487	45.7%	100,434	46.7%	28,053	27.9%
Selling, general and administrative expenses	110,723	39.4%	82,911	38.5%	27,812	33.5%

Income from operations	17,764	6.3%	17,523	8.2%	241	1.4%
Interest, net, and other	2,216	0.8%	1,606	0.7%	610	38.0%

Income before income taxes	19,980	7.1%	19,129	8.9%	851	4.4%
Income tax provision	7,950	2.8%	7,557	3.5%	393	5.2%

Net income	$12,030	4.3%	$11,572	5.4%	$458	4.0%

Consolidated effective income tax rate	39.8%		39.5%

Classification Revisions and Reclassifications

In the fourth quarter of fiscal 2006, we revised our condensed consolidated statement of operations to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general, and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, we increased cost of sales by approximately $1.2 million and decreased selling, general and administrative expenses by an equal amount for the first quarter of fiscal 2006.

In the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $0.4 million in rent expense from cost of sales to selling, general and administrative expenses for the first quarter of fiscal 2006. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.1 million of day spa costs from selling, general and administrative expenses to cost of sales for the first quarter of fiscal 2006.

Our condensed consolidated statement of cash flows for the quarter ended April 29, 2006 has also been revised to reflect a change in the classification of a $50,000 increase in restricted cash. Previously, the increase was classified as a cash outflow from financing activities, but we subsequently determined that the increase in restricted cash would be more appropriately classified as an investing activity. As a result, we increased cash inflows from financing activities by $50,000 and increased cash outflows from investing activities by an equal amount for the quarter ended April 29, 2006.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or our net increase in cash and cash equivalents included in our condensed consolidated statements of cash flows.

Comparison of the Three Months Ended May 5, 2007 with the Three Months Ended April 29, 2006

Consolidated Net Sales

Consolidated net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Consolidated net sales increased during the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 primarily due to the addition of 68 premium retail stores, three outlet retail stores and five day spas since the end of the first quarter of fiscal 2006. In addition, comparable premium store sales grew by 7.3 percent for the quarter, compared to a 9.6 percent increase in the prior year period.

We define comparable premium stores as those stores in which the gross square footage has not changed by more than twenty percent in the previous sixteen months and which have been open for at least sixteen consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. During the first quarter of fiscal 2007, the comparable premium store retail base included 148 premium retail stores compared to 97 premium retail stores for the first quarter of fiscal 2006.

The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

In addition to new store openings and comparable premium store sales growth, consolidated net sales for the fiscal 2007 first quarter benefited from a six percent increase in national magazine advertising circulation as compared to the fiscal 2006 first quarter. Catalog circulation also increased by 3.5 million or twelve percent during the same period, from 30.3 million catalogs to 33.8 million catalogs. The increase in circulation was primarily due to additional Northcountry and Coldwater Creek catalog mailings. The addition of approximately 227,000 net new names to our e-mail database since the end of the fiscal 2006 first quarter along with more targeted e-mail campaigns also contributed to increased consolidated net sales.

Marketing fee revenue related to the co-branded credit card program contributed an additional $0.3 million to the overall increase, while sales royalty revenue related to reward coupons earned under the co-branded credit card program contributed an additional $0.8 million. Although our agreement with the issuing bank extends until the first quarter of fiscal 2010, subject to an annual automatic renewal, there is no assurance that our arrangement with the issuing bank will continue under its current terms.

Shipping fees received from customers for delivery of merchandise increased $0.8 million from $10.6 million in the first quarter of fiscal 2006 to $11.4 million in the first quarter of fiscal 2007.

These increases in net sales were partially offset by markdowns and discounts offered to customers due to increased promotional activity in the fiscal 2007 first quarter, as well as by discounts associated with our national branding campaign and the co-branded credit card program.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased by 1.0 percentage points primarily due to increased promotional activity as well as costs related to our day spa concept which was introduced in the first quarter of fiscal 2006. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative and improved leveraging of retail occupancy costs.

The costs associated with our day spa concept decreased the consolidated gross profit rate in the first quarter of fiscal 2007 by approximately 0.3 percentage points as compared with the first quarter of fiscal 2006. Markdowns and discounts, including those related to national magazine advertisements increased due to higher promotional activity in the fiscal 2007 first quarter compared to the same period in the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 0.6 percentage points. Decreased leveraging of our buying and distribution costs and shipping and handling costs, partially offset by improved leveraging of our retail occupancy costs decreased our gross profit rate by approximately 0.1 percentage points.

Consolidated gross profit rate for the first quarter of fiscal 2007 benefited from the recognition of co-branded credit card program fee and royalty revenue of $3.0 million compared to $1.9 million in first quarter of fiscal 2006.

Consolidated Selling, General and Administrative Expenses

Fiscal 2007 first quarter consolidated SG&A expenses increased as compared to fiscal 2006 first quarter, primarily as the result of increased employee and marketing expenses. The increase in employee expenses was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel to support the expanding retail store base. Increased circulation in both national magazine advertisements and catalogs, along with the introduction of television advertising in the second half of fiscal 2006, drove the increase in marketing expenses as compared to the prior year.

As a percentage of net sales, SG&A expenses increased by 0.9 percentage points in the fiscal 2007 first quarter as compared with the fiscal 2006 first quarter. This increase was the result of a 2.3 percentage point increase in marketing and advertising expenses along with a 0.3 percentage point increase in employee expenses, partially offset by a 1.4 percentage point improvement in catalog expense and a 0.3 percentage point improvement in overhead costs. Marketing and advertising expense increases were driven primarily by television advertising and retail store promotions. Employee expenses increased as the result of retail administrative and store employee wages and salaries. Catalog expense decreased as a percentage of net sales, as the retail segment continues to represent a larger portion of consolidated net sales, while decreases in overhead costs were driven by improved leveraging and reductions in travel. The overall increase in SG&A as a percentage of net sales was also driven by costs related to our day spa concept.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for the first quarter of fiscal 2007 as compared to same period in the prior year is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The increase in the consolidated provision for income taxes for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was the result of higher pre-tax income. The increase in the effective income tax rate for the same periods is primarily due to an increase in stock-based compensation related to incentive stock options, which is not deductible for tax purposes.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	May 5, 2007	% of Net Sales	April 29, 2006	% of Net Sales	% Change
Net sales:
Retail	$184,860	65.7%	$128,565	59.7%	43.8%
Direct
Internet	65,810	23.4%	55,547	25.8%	18.5%
Catalog	30,622	10.9%	31,149	14.5%	(1.7)%

Total Direct	96,432	34.3%	86,696	40.3%	11.2%

	$281,292	100.0%	$215,261	100.0%	30.7%

Segment operating income:
Retail	$33,053		$22,191
Direct	24,228		23,287

	$57,281		$45,478

The following table reconciles segment operating income to income from operations (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006	% Change
Segment operating income	$57,281	$45,478	26.0%
Unallocated corporate and other	(39,517)	(27,955)	41.4%

Income from operations	$17,764	$17,523	1.4%

Retail Segment

Sales

The $56.3 million growth in retail segment net sales for the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 is primarily the result of the addition of 68 premium retail stores, three outlet retail stores and five day spas since the end of the first quarter of fiscal 2006. In addition, net sales in our comparable premium retail stores increased $7.3 million to $108.3 million in the first quarter of fiscal 2007 from $101.0 million in the first quarter of fiscal 2006.

Also included in the retail segment net sales growth in the first quarter of fiscal 2007 as compared with the first quarter of fiscal 2006 was an additional $0.9 million in co-branded credit card program fee and royalty revenue. Outlet stores contributed an additional $0.9 million while net sales from our day spa concept contributed an additional $2.3 million. We believe increased promotional activity, and increased circulation in both national magazine advertisements and catalogs also contributed to this growth in retail segment net sales.

Segment Operating Income

Retail segment operating income rate for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 increased by 0.6 percentage points. Higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, partially offset by increased promotional activity resulted in a 1.4 percentage point improvement in merchandise margins. Improved leveraging of employee and retail store occupancy costs contributed 0.4 percentage points and 0.4 percentage points, respectively to the increase. These improvements were partially offset by a 0.8 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.6 percentage point increase in certain overhead costs, primarily shipping supplies. Costs associated with the day spa concept (primarily product and service costs and other employee expenses) partially offset the improvements in segment operating income rate by 0.2 percentage points.

Direct Segment

Sales

The direct segment net sales increase of $9.7 million during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was driven by an 18.5 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of increased promotional activity, along with the addition of approximately 227,000 net new names to our e-mail database since the end of the fiscal 2006 first quarter and more targeted e-mail campaigns.

Catalog business net sales experienced a 1.7 percent decline during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales increase was an additional $0.8 million in shipping revenue associated with increased direct segment net sales in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 and an additional $0.2 million in co-branded credit card program fee and royalty revenue.

Segment Operating Income

Direct segment operating income rate for the first quarter of fiscal 2007 decreased 1.7 percentage points as compared with the first quarter of fiscal 2006. This decrease was primarily due to a 4.0 percentage point decline in merchandise margins, as improvements resulting from higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion were offset by increased promotional activity, primarily markdowns in the Internet business. This operating income decrease was partially offset by improved leveraging of marketing, employee and overhead costs as these costs were spread over increased direct segment sales, contributing improvements of 1.3 percentage points, 0.3 percentage points and 0.7 percentage points, respectively to the direct segment operating income rate.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 mainly due to an additional $6.5 million in marketing expenses primarily related to our national branding campaign. Corporate support costs, primarily professional service fees and depreciation, contributed an additional $2.8 million to the increase, while employee expenses, consisting predominantly of corporate salaries, increased by $2.2 million.

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

Liquidity and Capital Resources

In recent fiscal years, we financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from our May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience seasonal fluctuations, we might occasionally utilize our bank credit facility.

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

Operating activities generated $29.6 million and $17.6 million of positive cash flow during the first quarters of fiscal 2007 and fiscal 2006, respectively. On a comparative year-to-year basis, the $12.0 million increase in cash flows from operating activities in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 resulted primarily from increased revenues, an increase of $2.4 million in collections of tenant allowances and an increase of $0.9 million in interest income collected. This increase was offset by higher operating expenses and inventory purchases primarily related to our retail expansion, in addition to an increase in income taxes paid of $2.5 million and a decrease of $2.9 million in fees collected from our co-branded credit card program.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $26.9 million and $20.0 million during the first quarter of fiscal 2007 and fiscal 2006, respectively. Capital expenditures in the first quarter of fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of twelve additional premium retail stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in the first quarter of fiscal 2006 primarily related to leasehold improvements and furniture and fixtures associated with the opening of nine additional premium retail stores and one day spa.

Cash inflows from financing activities were $0.7 million and $3.5 million during the first quarter of fiscal 2007 and fiscal 2006, respectively. The cash inflows were derived from activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $179.2 million in consolidated working capital at May 5, 2007, compared with $173.3 million at February 3, 2007. Our consolidated current ratio was 2.05 at May 5, 2007, compared with 2.13 at February 3, 2007. We had no outstanding short-term or long-term bank debt at May 5, 2007 or February 3, 2007.

Capital expenditures for the full year in fiscal 2007 are expected to be approximately $115.0 million, primarily associated with the premium retail store expansion and store-related expenditures and, to a lesser extent, investments in information technology, the testing our day spa concept and other corporate-related capital expenditures.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

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

We, along with many of our competitors, experienced a promotional retail selling environment in the latter part of fiscal 2006 that continued into the first quarter of 2007. We believe this promotional activity could continue during the remainder of fiscal 2007. This promotional selling environment has been driven largely by lower and sometimes erratic customer traffic patterns, which we and other retailers experienced during the first quarter of fiscal 2007.

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

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for further details.

•	Revenue Recognition and Sales Return Estimates

•	Inventory Valuation

•	Direct Response Advertising

•	Stock-Based Compensation

•	Impairment of Long-Lived Assets

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following tables summarize our minimum contractual commitments and commercial obligations as of May 5, 2007 (in thousands):

	Payments Due in Fiscal Year
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations
Operating leases (a)	$601,989	$44,054	$124,656	$121,078	$312,201
Inventory purchase orders (b)	191,596	191,596	—	—	—
Capital leases (c)	3,991	67	178	187	3,559
Other long-term liabilities (d) (e)	9,792	—	1,845	18	7,929

Total	$807,368	$235,717	$126,679	$121,283	$323,689

a.	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

b.	We expect to pay all of our commitments relating to inventory purchases in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

c.	The term of the capital lease is approximately 30 years and bears interest at 10.5 percent. Payments represent the principal amount due of $1.0 million, accrued interest of $13,000 and interest expense to be incurred of approximately $3.0 million. Based upon the payment terms of the lease agreement, principal payments will not begin until approximately fiscal year 2021, and all payments through such date represent interest only payments.

d.	Other long-term liabilities primarily include amounts on our May 5, 2007 condensed consolidated balance sheet representing obligations under our supplemental executive retirement plan of $7.2 million, $1.9 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.5 million. The payments above relating to the $1.9 million retention program that are primarily due in fiscal years 2008 and 2009 do not include $2.4 million of additional compensation that is to be recognized over the employees’ remaining service periods.

We do not expect to pay any cash out in the next twelve months, for amounts relating to our supplemental executive retirement plan and the asset retirement obligations, however, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control.

e.	We have excluded $94.7 million and $8.9 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Subsequent to May 5, 2007, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of June 8, 2007 our operating lease commitments increased by $27.9 million.

As of May 5, 2007 we had $22.1 million in letters of credit issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended May 5, 2007, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of May 5, 2007. Based on that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 5, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the first quarter of fiscal 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. As of May 5, 2007, we operated 252 premium retail stores. We have since opened an additional three premium retail stores in the fiscal 2007 second quarter for a total of 255 premium retail stores currently in operation. We plan to open a total of 65 premium retail stores in fiscal 2007. We believe we have the potential to grow our retail business to a total of 450 to 500 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

We continue to test our Coldwater Creek ~ The Spa concept in six locations, with plans to open three additional day spas in the second half of fiscal 2007. The current six locations have been open from ten to thirteen months and we have not formed a conclusion as to the long-term prospects for this concept. To date, however, our day spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop day spas. Factors that could cause us to curtail or abandon the day spa concept include:

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

Over the next two years we plan to replace a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. We are continuing the implementation of an enterprise resource planning system, which began in the third quarter of fiscal 2006, to support our increasingly complex business and business processes. Installing and integrating the various components of our management information systems carries substantial operations risk, including loss of data or information, cost overruns, implementation delays, disruption of operations, and our ability to meet regulatory reporting requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
10.1	Employment Agreement with Daniel Griesemer, President and Chief Operating Officer

10.2	Employment Agreement with Dan Moen, Senior Vice President and Chief Information Officer

10.3	Employment Agreement with Gerard El Chaar, Senior Vice President - Operations

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 14th day of June 2007.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Melvin Dick
Melvin Dick
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement with Daniel Griesemer, President and Chief Operating Officer

10.2	Employment Agreement with Dan Moen, Senior Vice President and Chief Information Officer

10.3	Employment Agreement with Gerard El Chaar, Senior Vice President - Operations

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Melvin Dick of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Melvin Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002