Form 10-Q
period 2007-08-04
COLDWATER CREEK INC
filed 2007-09-13
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 4, 2007

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

Large accelerated filer  ☒    Accelerated file  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 7, 2007
Common Stock ($.01 par value)	93,628,615

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended August 4, 2007

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,926	$148,680	$113,258
Receivables	32,495	22,138	29,019
Inventories	153,647	126,953	123,930
Prepaid and other	19,969	13,626	11,603
Prepaid and deferred marketing costs	15,008	9,251	12,748
Deferred income taxes	6,051	6,000	3,053

Total current assets	357,096	326,648	293,611

Property and equipment, net	290,188	247,385	208,191
Deferred income taxes	6,219	2,070	2,745
Restricted cash	3,552	3,552	4,444
Pension asset	—	—	4,667
Other	1,084	820	451

Total assets	$658,139	$580,475	$514,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,122	$85,412	$88,624
Current deferred revenue	5,518	5,385	4,343
Accrued liabilities	59,603	60,941	42,757
Income taxes payable	—	1,591	9,650

Total current liabilities	168,243	153,329	145,374

Deferred rents	113,765	92,175	77,094
Deferred co-branded credit card revenue	8,327	8,771	7,427
Supplemental Employee Retirement Plan	6,834	7,046	5,651
Capital lease obligations	11,517	1,008	—
Other	2,878	690	680

Total liabilities	311,564	263,019	236,226

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 93,608,537, 93,168,138 and 92,445, 324 shares issued, respectively	936	932	924
Additional paid-in capital	131,779	124,302	113,298
Accumulated other comprehensive loss	(2,313)	(3,225)	—
Retained earnings	216,173	195,447	163,661

Total stockholders’ equity	346,575	317,456	277,883

Total liabilities and stockholders’ equity	$658,139	$580,475	$514,109

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$253,476	$216,422	$534,768	$431,683
Cost of sales	143,324	116,365	296,129	231,192

Gross profit	110,152	100,057	238,639	200,491
Selling, general and administrative expenses	98,109	81,975	208,832	164,886

Income from operations	12,043	18,082	29,807	35,605
Interest, net, and other	2,333	1,846	4,549	3,452

Income before income taxes	14,376	19,928	34,356	39,057
Income tax provision	5,680	7,914	13,630	15,471

Net income	$8,696	$12,014	$20,726	$23,586

Net income per share - Basic	$0.09	$0.13	$0.22	$0.26

Weighted average shares outstanding - Basic	93,422	92,428	93,316	92,324
Net income per share - Diluted	$0.09	$0.13	$0.22	$0.25

Weighted average shares outstanding - Diluted	94,733	94,722	94,653	94,694

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	August 4, 2007	July 29, 2006
OPERATING ACTIVITIES:
Net income	$20,726	$23,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,059	16,890
Stock compensation expense	2,762	1,497
Supplemental Employee Retirement Plan expense	1,283	669
Deferred rent amortization	(2,064)	(2,329)
Deferred income taxes	(4,783)	(1,375)
Excess tax benefit from exercises of stock options	(2,216)	(3,123)
Loss on asset disposition	616	94
Other	6	5
Net change in current assets and liabilities:
Receivables	(10,357)	(205)
Inventories	(26,694)	(37,621)
Prepaid and other	(6,343)	(3,284)
Prepaid and deferred marketing costs	(5,757)	(2,310)
Accounts payable	18,409	11,602
Accrued liabilities	(3,787)	(4,556)
Income taxes payable	930	1,630
Deferred co-branded credit card revenue	(311)	3,230
Deferred rents	26,103	18,623
Other changes in non-current assets and liabilities	1,769	(341)

Net cash provided by operating activities	34,351	22,682

INVESTING ACTIVITIES:
Purchase of property and equipment	(57,519)	(45,449)

Net cash used in investing activities	(57,519)	(45,449)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP purchases	2,198	1,046
Excess tax benefit from exercises of stock options	2,216	3,123

Net cash provided by financing activities	4,414	4,169

Net decrease in cash and cash equivalents	(18,754)	(18,598)
Cash and cash equivalents, beginning	148,680	131,856

Cash and cash equivalents, ending	$129,926	$113,258

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., together with its wholly-owned subsidiaries, a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We operate in two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of our catalog and Internet-based e-commerce businesses. Intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim financial statements presented herein.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

2. Significant Accounting Policies

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. Comprehensive income for the three and six months ended August 4, 2007 was $0.8 million and $0.9 million, respectively, greater than net income as a result of amortization of unrecognized prior service costs and adjustments to unrecognized prior service costs and unrecognized actuarial losses due to the curtailment (see note 7). There were no differences between comprehensive income and net income for the three and six months ended July 29, 2006.

Classification Revisions and Reclassifications

As previously disclosed in our Form 10-K for the fiscal year ended February 3, 2007, we revised our condensed consolidated statement of operations for the three and six months ended July 29, 2006 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, for the three and six months ended July 29, 2006, we increased cost of sales by approximately $1.3 million and $2.5 million, respectively, and decreased selling, general and administrative expenses by an equal amount.

Also, as previously disclosed, in the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $0.6 million and $1.0 million in rent expense from cost of sales to selling, general and administrative expenses for the three and six months ended July 29, 2006, respectively. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.5 million and $0.6 million of day spa costs from selling, general and administrative expenses to cost of sales for the three and six month periods ended July 29, 2006, respectively.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or cash flows.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising costs of $18.4 million and $17.9 million for the three months ended August 4, 2007 and July 29, 2006, respectively and $43.8 million and $40.9 million for the six months ended August 4, 2007 and July 29, 2006, respectively are included in consolidated selling, general and administrative expenses.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $4.7 million and $2.5 million for the three months ended August 4, 2007 and July 29, 2006, respectively and $15.2 million and $5.3 million for the six months ended August 4, 2007 and July 29, 2006, respectively are included in consolidated selling, general and administrative expenses.

Accounting for Leases

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the condensed consolidated balance sheet. In the latter years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $20.2 million, $16.3 million and $12.4 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the condensed consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $108.8 million, $88.7 million and $75.1 million existed at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

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

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007. Upon the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits. As of February 4, 2007, we had a liability of $0.6 million plus accrued interest of $0.2 million for tax positions taken on previously filed returns. We filed amended federal and state income tax returns during the first six months of fiscal 2007 to resolve substantially all of the positions, resulting in an immaterial liability as of August 4, 2007.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during the three and six months ended August 4, 2007 and July 29, 2006. The amount of interest recognized during these same periods was not material. Approximately $0.1 million, $0.2 million and $0.5 million was accrued for the payment of interest at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for according to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to expense the estimated fair value of share-based awards over the requisite employee service period, which for us is generally the vesting period. Stock-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total stock-based compensation recognized from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the three and six months ended August 4, 2007 and July 29, 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock Options	$766	$424	$1,448	$806
RSUs	527	125	948	249
Customer Service Recognition Program	278	257	366	442

Total	$1,571	$806	$2,762	$1,497

Options to purchase 413,750 and 37,308 shares of our common stock were granted to employees during the six months ended August 4, 2007 and July 29, 2006, respectively. The weighted average fair value of those options was $12.41 and $13.30, respectively. Options to purchase 387,019 and 406,929 shares of our common stock were exercised during the six months ended August 4, 2007 and July 29, 2006, respectively with a total intrinsic value of $7.3 million and $9.3 million, respectively. During the six months ended August 4, 2007 and July 29, 2006, employees were granted 90,650 and 4,945 RSUs with a weighted average grant date fair-market value of $23.26 and $25.27, respectively. During the six months ended August 4, 2007 and July 29, 2006, the total fair-market value of RSUs vested was approximately $121,000 and $188,000, respectively.

As of August 4, 2007, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $12.3 million. This expense is expected to be recognized over a weighted average period of 3.0 years.

We issued 16,028 and 18,234 shares of common stock to employees under our Customer Service Recognition Program during the six months ended August 4, 2007 and July 29, 2006, respectively.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $2.5 million and $2.2 million for the three months ended August 4, 2007 and July 29, 2006, respectively. Pre-opening costs were approximately $4.2 million and $3.7 million for the six months ended August 4, 2007 and July 29, 2006, respectively.

List Rental Income (Expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
List rental income	$226	$281	$648	$781
List rental (expense)	(134)	(115)	(241)	(183)

Net list rental income	$92	$166	$407	$598

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Interest (expense), including financing fees	$(60)	$(23)	$(104)	$(126)
Interest income	2,135	1,782	4,090	3,376
Other income	480	244	1,008	545
Other (expense)	(222)	(157)	(445)	(343)

Interest, net, and other	$2,333	$1,846	$4,549	$3,452

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $2.2 million and $1.9 million for the three months ended August 4, 2007 and July 29, 2006, respectively. Consolidated cost of sales includes allowances from merchandise vendors of $4.1 million and $3.4 million for the six months ended August 4, 2007 and July 29, 2006, respectively.

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

3. Receivables

Receivables consist of the following (in thousands):

	August 4, 2007	February 3, 2007	July 29, 2006
Tenant improvement allowances	$24,680	$12,825	$19,929
Trade	5,813	5,918	5,852
Co-branded credit card fees and royalties	169	897	2,386
Customer list rental	276	780	262
Other	1,557	1,718	590

	$32,495	$22,138	$29,019

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At August 4, 2007, February 3, 2007 and July 29, 2006 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	August 4, 2007	February 3, 2007	July 29, 2006
Land	$242	$242	$242
Building and land improvements and capital leases	40,379	29,852	27,124
Leasehold improvements	175,938	159,540	130,288
Furniture and fixtures	96,719	89,783	69,182
Technology hardware and software	64,726	80,549	74,517
Machinery and equipment and other	17,306	20,557	17,879
Construction in progress	37,108	14,408	17,384

	432,418	394,931	336,616
Less: Accumulated depreciation and amortization	(142,230)	(147,546)	(128,425)

	$290,188	$247,385	$208,191

Construction in progress is comprised primarily of costs related to leasehold improvements and furniture and fixtures related to unopened premium retail stores and the expansion of our IT and Distribution Center infrastructure.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	August 4, 2007	February 3, 2007	July 29, 2006
Accrued payroll and benefits	$15,074	$15,186	$10,657
Gift cards and coupon rewards	18,734	21,739	11,822
Current portion of deferred rents	15,241	12,792	10,426
Accrued sales returns	5,269	5,721	5,732
Accrued taxes	3,579	4,086	3,481
Other	1,706	1,417	639

	$59,603	$60,941	$42,757

6. Net Income Per Common Share

We calculate net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options and RSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$8,696	$12,014	$20,726	$23,586

Weighted average common shares outstanding during the period (for basic calculation)	93,422	92,428	93,316	92,324
Dilutive effect of other potential common shares	1,311	2,294	1,337	2,370

Weighted average common shares and potential common shares (for diluted calculation)	94,733	94,722	94,653	94,694

Net income per common share—Basic	$0.09	$0.13	$0.22	$0.26

Net income per common share—Diluted	$0.09	$0.13	$0.22	$0.25

The computation of the dilutive effect of other potential common shares excluded options to purchase 735,486 and 248,286 shares of common stock for the three months ended August 4, 2007 and July 29, 2006, respectively, and 664,983 and 242,525 shares of common stock for the six months there ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

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

In May 2007, we recorded a net curtailment loss of $0.6 million ($0.4 million after-tax) related to the announced retirement of one of the plan participants, Melvin Dick, former Executive Vice President and Chief Financial Officer. This net curtailment loss was recorded in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

Our projected benefit obligation was $6.8 million and $7.0 million as of August 4, 2007 and February 3, 2007, respectively. The table below summarizes the changes in our projected benefit obligation (in thousands):

Projected benefit obligation at February 3, 2007	$7,046
Service cost	155
Interest cost	202
Net actuarial gain	(140)
Effect of curtailment	(429)

Projected benefit obligation at August 4, 2007	$6,834

Net periodic benefit cost is comprised of the following components for the three and six months ended August 4, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$68	$87	$155	$174
Interest cost	101	81	202	162
Amortization of prior service cost	161	166	328	333
Net curtailment loss	598	—	598	—

Net periodic benefit cost	$928	$334	$1,283	$669

As of August 4, 2007, we had no unrecognized actuarial losses and $3.8 million ($2.3 million after-tax) of unrecognized prior service costs recognized in accumulated other comprehensive loss. We expect to amortize an additional $0.3 million in unrecognized prior service cost during the remainder of fiscal 2007.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 5.9% and 5.8% as of August 4, 2007 and February 3, 2007, respectively. The rate of compensation expense increase was 4% as of both August 4, 2007 and February 3, 2007.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and six months ended August 4, 2007 and July 29, 2006. We anticipate that the majority of the expected future payments under the SERP will be made after 2011.

8. Commitments

During the three months ended August 4, 2007 and July 29, 2006, we incurred aggregate rent expense under operating leases of $15.7 million and $12.3 million, respectively, including contingent rent expense of $65,000 and $78,000, respectively and $1.8 million and $0.6 million, respectively, of rent expense classified as store pre-opening cost. During the six months ended August 4, 2007 and July 29, 2006, we incurred aggregate rent expense under operating leases of $30.6 million and $23.1 million, respectively, including contingent rent expense of $272,000 and $96,000, respectively and $2.8 million and $1.0 million, respectively, of rent expense classified as store pre-opening cost.

As of August 4, 2007 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of fiscal 2007	$31,299	$436
Fiscal 2008	66,442	905
Fiscal 2009	66,602	951
Fiscal 2010	66,113	973
Fiscal 2011	64,079	1,006
Thereafter	342,794	22,460

Total	$637,329	$26,731

Less – weighted average interest of 7.9% on capital leases		15,214

Total principal payable and accrued interest of $17 on capital leases		$11,517	(1)

(1)	Based upon the payment terms of the lease agreements, the lease payments represent interest only payments for the next twelve months.

Subsequent to August 4, 2007, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of September 7, 2007 our lease commitments increased by $14.3 million.

We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d’ Alene, Idaho which functions as a customer service call center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During the three months ended August 4, 2007, the amount capitalized as of the lease commencement date was $10.5 million. As it relates to the construction of the new building and extension to the existing building, we will record all related construction costs on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. We have approximately $10.4 million in commitments related to the construction project.

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

We had inventory purchase commitments of approximately $213.7 million, $169.3 million and $235.4 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively. Additionally, as of August 4, 2007, February 3, 2007 and July 29, 2006 we had no borrowings outstanding under the revolving line of credit and $34.0 million, $28.5 million and $26.7 million in commercial letters of credit issued, respectively.

9. Contingencies

We are periodically involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

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

10. Co-Branded Credit Card Program

During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 26,900 and 41,400 cards were activated in the three months ended August 4, 2007 and July 29, 2006, respectively. Approximately 59,000 and 86,900 cards were activated in the six months ended August 4, 2007 and July 29, 2006, respectively. These fees are initially deferred and recognized in consolidated net sales as revenue over the customer relationship period.

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

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We receive a sales royalty from the issuing bank based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The sales royalty received from the issuing bank is deferred and recognized when a cardholder uses reward coupons to purchase Coldwater Creek merchandise or when the coupon expires. The amount of sales royalty recognized as revenue during the three months ended August 4, 2007 and July 29, 2006 was approximately $0.5 million and $1.2 million, respectively. The amount of sales royalty recognized as revenue during the six months ended August 4, 2007 and July 29, 2006 was approximately $1.2 million and $1.2 million, respectively.

During the second quarter of fiscal 2007, we amended our co-branded card agreement with the issuing bank. The primary changes under the amendment were to extend the term of the agreement by approximately 38 months, reduce the non-refundable up-front marketing fee that we receive for newly opened and activated cards while increasing the sales royalty that we receive on cardholder purchases, and provide us the ability to participate in a revenue sharing component, as defined in the agreement, with the issuing bank. The accounting for the co-branded credit agreement did not change as a result of the amendment and we do not anticipate participating in any revenue under the revenue sharing component through the foreseeable future.

The following table summarizes the deferred marketing fee activity for the three and six months ended August 4, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Deferred co-branded credit card revenue - beginning of period	$14,478	$10,201	$14,156	$8,540
Marketing fees received	1,330	3,542	3,864	7,088
Amount recognized to revenue	(1,963)	(1,973)	(4,175)	(3,858)

Deferred co-branded credit card revenue - end of period	$13,845	$11,770	$13,845	$11,770

Less - Current deferred co-branded credit card revenue	5,518	4,343	5,518	4,343

Long-term deferred co-branded credit card revenue	$8,327	$7,427	$8,327	$7,427

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $13.8 million as of August 4, 2007 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
Remainder of 2007	$2,966
2008	4,758
2009	3,560
2010	2,047
2011	514

$13,845

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales (a):
Retail	$177,654	$143,831	$362,514	$272,397
Direct	75,822	72,591	172,254	159,286

Consolidated net sales	$253,476	$216,422	$534,768	$431,683

Segment operating income:
Retail	$26,597	$27,524	$59,650	$49,715
Direct	17,922	19,511	42,150	42,798

Total segment operating income	44,519	47,035	101,800	92,513
Corporate and other	(32,476)	(28,953)	(71,993)	(56,908)

Consolidated income from operations	$12,043	$18,082	$29,807	$35,605

Depreciation and amortization:
Retail	$8,826	$5,872	$16,868	$11,098
Direct	316	114	584	219
Corporate and other	3,211	2,825	6,607	5,573

Consolidated depreciation and amortization	$12,353	$8,811	$24,059	$16,890

(a)	There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $253.5 million in net sales in the three months ended August 4, 2007. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

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

Recent Developments and Strategic Initiatives

Retail Growth

We expect the retail business to be the key driver of our growth strategy as we continue the expansion of our premium retail store base. As of August 4, 2007, we operated 260 premium retail stores and 27 merchandise clearance outlet stores in 169 markets. Included in our store base is our flag-ship store located in New York City which opened during the second quarter of fiscal 2007. As of September 7, 2007, six premium retail stores have been opened in the third quarter of fiscal 2007, bringing the total premium retail store count to 266. We currently plan to open 40 additional premium retail stores and two merchandise clearance outlet stores during the remainder of fiscal 2007, for a total of 306 premium retail stores and 29 merchandise clearance outlet stores opened in fiscal 2007. We believe there is an opportunity for us to grow our premium retail store base to 450 to 500 stores in more than 250 identified markets nationwide over the next three to five years.

It is our present intention to continue to open new stores at our current pace, although we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

In the first half of fiscal 2007, we rolled out a new display format in all of our premium retail stores designed to present our customer with a more compelling overall Coldwater Creek experience. This new look is aimed at improving the presentation of the merchandise assortment within our stores.

onecreek Loyalty Program

In July 2007, we announced the launch of onecreek, a unique new loyalty program designed to further enhance service and reward our most valuable customers.

Benefits of program participation will include unparalleled service, sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, a personal shopper, exclusive onecreek savings and promotions, free shipping on returns, and a special gift to help celebrate her birthday. Using our existing customer database we plan to identify and initially enroll approximately 250,000 of our very best customers in onecreek. The program has been tested in select markets and was fully rolled-out in September of fiscal 2007.

National Branding Campaign

We believe one of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive traffic and sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. We anticipate that through improved brand recognition these advertisements will continue to translate into increased market share. During the second half of fiscal 2006 we also began testing a television advertising campaign in limited markets. While testing continued during the first half of fiscal 2007, no further testing is planned for the second half of fiscal 2007.

Coldwater Creek Catalog

Our Coldwater Creek catalog, which was introduced in the first quarter of fiscal 2005, differs from our other catalog titles in that it features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. While the catalog is designed to increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales. During the three months ended August 4, 2007, we tested our newly designed Coldwater Creek catalog. We believe this new design is even more reflective of our customers’ lifestyle and is aligned with our overall merchandise presentation and marketing strategies. We plan to fully implement the new design during November of fiscal 2007.

During the three months ended August 4, 2007, approximately 4.4 million Coldwater Creek catalogs were mailed compared to the 2.0 million mailed during the three months ended July 29, 2007. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets.

E-Commerce

In the first half of fiscal 2007, we launched our updated Web site, providing our customer with enhancements for easier access to our apparel, accessories, home and gift products, outlet merchandise and day spa services and products. These enhancements are designed to improve our customers’ web shopping experience.

During the three months ended August 4, 2007, we continued our e-mail initiative which resulted in more targeted e-mail campaigns as compared to the three months ended July 29, 2007. Overall we delivered 29 percent or 32.3 million more e-mails in the three months ended August 4, 2007 compared to the same period in the prior year. As of August 4, 2007, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.3 million compared to 3.1 million as of July 29, 2006.

Direct Sourcing

Our apparel has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. During the third quarter of fiscal 2004 we began to work directly with foreign manufacturers, launching our direct sourcing initiative. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our apparel. We believe these benefits result in faster speed to market, improved quality and higher profit margins. Approximately fifteen percent of our apparel was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. We currently plan to direct source 50 percent of our apparel purchases by the end of fiscal 2007 and approximately 70 percent by the end of fiscal 2008.

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

Coldwater Creek ~ The Spa

During the second quarter of fiscal 2007, we continued to test our Coldwater Creek ~ The Spa concept in six locations. As of September 7, 2007 we have opened one additional test day spa location with plans to open two additional test day spas during the remainder of fiscal 2007. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Our six initial day spas are located in close proximity to an existing premium retail store. Our newest day spa location, as well as our two planned locations to be opened during the remainder of fiscal 2007 will be adjacent to one of our premium retail stores and will be connected to the store via an internal pass-through. We believe this creates significant opportunities for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa and thereby increase traffic and sales in both concepts.

Operating losses related to the day spa concept reduced our consolidated income from operations as a percentage of net sales by approximately 0.9 percentage points for the three months ended August 4, 2007 compared to a reduction of 1.6 percentage points for the three months ended July 29, 2006. The day spa concept continues to differ in many aspects from our core business and will continue to require special attention to fully assess its long-term potential. Therefore, while we believe the period of time during which our day spa locations have been open is still too short to properly assess the financial viability of the concept. We currently anticipate incurring additional costs related to our test of the day spas, primarily for marketing and promotion.

IT Initiatives

We are continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate current and planned growth. During the first half of fiscal 2007, we continued activities to review, enhance and replace several fundamental systems, such as our inventory planning and allocation and financial and human resources systems. Subsequent to August 4, 2007, we completed the initial implementation of our new financial and human resources systems.

Senior Management

On August 15, 2007, we announced that Timothy O. Martin will serve as Coldwater Creek’s Senior Vice President and Chief Financial Officer, replacing Melvin Dick. Mr. Martin’s appointment became effective September 1, 2007.

Co-branded Credit Card Program

During the second quarter of fiscal 2007, we amended our co-branded card agreement with the issuing bank. The primary changes under the amendment were to extend the term of the agreement by approximately 38 months, reduce the non-refundable up-front marketing fee that we receive for newly opened and activated cards while increasing the sales royalty that we receive on cardholder purchases, and provide us the ability to participate in a revenue sharing component, as defined in the agreement, with the issuing bank. The accounting for the co-branded credit agreement did not change as a result of the amendment and we do not anticipate participating in any revenue under the revenue sharing component through the foreseeable future.

Results of Operations

Classification Revisions and Reclassifications

We revised our condensed consolidated statement of operations for the three and six months ended July 29, 2006 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, for the three and six months ended July 29, 2006, we increased cost of sales by approximately $1.3 million and $2.5 million, respectively, and decreased selling, general and administrative expenses by an equal amount.

In the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $0.6 million and $1.0 million in rent expense from cost of sales to selling, general and administrative expenses for the three and six months ended July 29, 2006, respectively. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.5 million and $0.6 million of day spa costs from selling, general and administrative expenses to cost of sales for the three and six month periods ended July 29, 2006, respectively.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or cash flows.

Comparison of the Three Months Ended August 4, 2007 with the Three Months Ended July 29, 2006

Second Quarter Summary

•	Consolidated net sales increased $37.1 million, or 17.1 percent, due to:

•	the addition of 64 premium retail stores and five merchandise clearance outlet stores since the end of the second quarter of fiscal 2006;

•	the expanded national branding campaign which includes both television and national magazine advertisements;

•	increased catalog circulation; and

•	a growing database of customers along with more targeted e-mail campaigns.

Increased revenue was partially offset by increased promotional and clearance activity, including discounts offered in conjunction with national magazine advertisements and the co-branded credit card program. Second quarter results were also impacted by lower customer traffic rates, resulting in decreased quarter over quarter comparable store sales.

•	Gross profit dollars increased $10.1 million, or 10.1 percent, while the gross profit rate decreased to 43.5 percent of net sales as a result of increased promotional and clearance activity.

The impact of promotional and clearance activity was partially offset by increased initial merchandise margins primarily as a result of our direct sourcing program.

•	Selling, general and administrative expense as a percentage of sales (SG&A rate) increased to 38.7 percent of net sales due to personnel and overhead costs associated with the retail expansion.

The increase in SG&A rate was partially offset by decreased costs associated with the day spa concept and catalog circulation as a percentage of net sales.

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended August 4, 2007 as compared to the three months ended July 29, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	August 4, 2007	% of Net Sales	July 29, 2006	% of Net Sales	$ Change
Net sales	$253,476	100.0%	$216,422	100.0%	$37,054
Cost of sales	143,324	56.5%	116,365	53.8%	26,959

Gross profit	110,152	43.5%	100,057	46.2%	10,095
Selling, general and administrative expenses	98,109	38.7%	81,975	37.9%	16,134

Income from operations	12,043	4.8%	18,082	8.4%	(6,039)
Interest, net, and other	2,333	0.9%	1,846	0.9%	487

Income before income taxes	14,376	5.7%	19,928	9.2%	(5,552)
Income tax provision	5,680	2.2%	7,914	3.7%	(2,234)

Net income	$8,696	3.4%	$12,014	5.6%	$(3,318)

Consolidated effective income tax rate	39.5%		39.7%

Consolidated Net Sales

Consolidated net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Consolidated net sales increased during the three months ended August 4, 2007 as compared with the three months ended July 29, 2006 primarily due to the addition of 64 premium retail stores and five merchandise clearance outlet stores since July 29, 2006. We experienced a decline of 6.0 percent in comparable premium store sales in the three months ended August 4, 2007 as compared to a 13.3 percent increase in comparable premium store sales for the three months ended July 29, 2006.

We define comparable premium stores as those stores in which the gross square footage has not changed by more than twenty percent in the previous sixteen months and which have been open for at least sixteen consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended August 4, 2007, the comparable premium store retail base included 172 premium retail stores compared to 113 premium retail stores for the same period of fiscal 2006.

The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

For the three months ended August 4, 2007 we increased national magazine advertising circulation by 9.1 percent compared to the three months ended July 29, 2006. Catalog circulation also increased by 2.3 million or 14.4 percent during the same period, from 16.3 million catalogs to 18.6 million catalogs. The increase in circulation was primarily due to additional Coldwater Creek and Clearance catalog mailings. The addition of approximately 156,000 net new names to our e-mail database since July 29, 2006 along with more targeted e-mail campaigns, which resulted in an additional 29 percent or 32.4 million emails being delivered in the three months ended August 4, 2007 as compared to the three months ended July 29, 2006, also contributed to increased consolidated net sales.

Shipping fees received from customers for delivery of merchandise increased $0.3 million from $9.5 million in the three months ended July 29, 2006 to $9.8 million in the three months ended August 4, 2007.

These increases in net consolidated sales were partially offset by markdowns and discounts offered to customers due to increased promotional and clearance activity during the three months ended August 4, 2007, as well as by discounts associated with our national branding campaign. Also contributing to this partial offset was a decrease of $0.7 million in sales royalty revenue related to reward coupons earned under the co-branded credit card program.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased by 2.7 percentage points primarily due to increased promotional and clearance activity, and decreased leveraging of retail occupancy costs. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion.

Markdowns and discounts, including those related to national magazine advertisements increased due to higher promotional and clearance activity for the three months ended August 4, 2007 compared to the same period in the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 1.8 percentage points. Decreased leveraging of our buying and distribution costs, shipping and handling costs and retail occupancy costs decreased our gross profit rate by approximately 1.0 percentage points. The costs associated with our day spa concept decreased the consolidated gross profit rate for the three months ended August 4, 2007 by approximately 0.6 percentage points as compared with a decrease of approximately 0.7 percentage points for the three months ended July 29, 2006.

Consolidated gross profit rate for the three months ended August 4, 2007 was impacted from the recognition of co-branded credit card program fee and royalty revenue of $2.4 million compared to $3.2 million for the three months ended July 29, 2006.

Consolidated Selling, General and Administrative Expenses

For the three months ended August 4, 2007 consolidated SG&A expenses increased as compared with the three months ended July 29, 2006, primarily as the result of increased employee expenses and overhead costs. The increase in employee expenses and overhead costs was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to increased staffing to support our expanding retail store base.

As a percentage of net sales, SG&A expense increased by 0.8 percentage points in the three months ended August 4, 2007 as compared with the three months ended July 29, 2006. This increase was the result of a 1.1 percentage point increase in employee expenses, partially offset by a 0.3 percentage point decrease in marketing expense. The decrease in marketing expenses as a percentage of net sales was driven primarily by improved leveraging of national magazine advertising expenses partially offset by an increase in retail-specific advertising, mainly signage. Employee expenses increased as the result of retail administrative and store employee wages, salaries, taxes and benefits as we continue to increase staffing to support the expanding retail store base.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for the three months ended August 4, 2007 as compared with the same period in the prior year is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The decrease in the consolidated provision for income taxes for the three months ended August 4, 2007 as compared to the same period in the prior year was the result of lower pre-tax income. The decrease in the effective income tax rate for the same period is primarily due to an increase in disqualifying dispositions of incentive stock options which creates a realized benefit for tax purposes.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	August 4, 2007	% of Net Sales	July 29, 2006	% of Net Sales	% Change
Net sales:
Retail	$177,654	70.1%	$143,831	66.5%	23.5%
Direct
Internet	54,781	21.6%	49,880	23.0%	9.8%
Catalog	21,041	8.3%	22,711	10.5%	(7.3)%

Total Direct	75,822	29.9%	72,591	33.5%	4.5%

	$253,476	100.0%	$216,422	100.0%	17.1%

Segment operating income:
Retail	$26,597		$27,524		(3.4)%
Direct	17,922		19,511		(8.1)%

	$44,519		$47,035		(5.3)%

The following table reconciles segment operating income to income from operations (in thousands):

	Three Months Ended
	August 4, 2007	July 29, 2006	% Change
Segment operating income	$44,519	$47,035	(5.3)%
Unallocated corporate and other	(32,476)	(28,953)	12.2%

Income from operations	$12,043	$18,082	(33.4)%

Retail Segment

Sales

The $33.8 million increase in retail segment net sales for the three months ended August 4, 2007 as compared with the three months ended July 29, 2006 is primarily the result of the addition of 64 premium retail stores and five merchandise clearance outlet stores since July 29, 2006. Net sales in our comparable premium retail stores decreased $7.1 million or 6.0 percent to $110.9 million in the three months ended August 4, 2007 from $118.0 million in the three months ended July 29, 2006.

Also included in the retail segment net sales growth during the three months ended August 4, 2007 as compared with the three months ended July 29, 2006 was an additional $3.5 million in net sales from merchandise clearance outlet stores combined with an additional $1.7 million in net sales from our day spa concept. These increases were offset by a reduction of $0.5 million in co-branded credit card program fee and royalty revenue. In addition to the increase in our store base, we believe increased promotional and clearance activity, and increased circulation in both national magazine advertisements and catalogs also contributed to the increase in retail segment net sales.

Segment Operating Income

Retail segment operating income rate for the three months ended August 4, 2007 as compared with the three months ended July 29, 2006 decreased by 4.1 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise margins associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 1.6 percentage point decline in merchandise margins. Retail segment operating income rate was also negatively impacted by a 1.5 percentage point reduction in the leveraging of retail store occupancy costs, a 0.8 percentage point increase in employee expense, a 0.7 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.5 percentage point reduction in the leveraging of certain overhead costs, primarily shipping supplies. Partially offsetting these increases was a 1.0 percentage point decrease in costs associated with the day spa concept (primarily spa occupancy costs, product and service costs and other employee expenses). Day Spa related costs reduced our segment operating income rate for the three months ended August 4, 2007 by approximately 1.4 percentage points versus approximately 2.4 percentage points for the three months ended July 29, 2006.

Direct Segment

Sales

The direct segment net sales increase of $3.2 million during the three months ended August 4, 2007 as compared to the three months ended July 29, 2006 was driven by a 9.8 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of increased promotional and clearance activity, the addition of approximately 156,000 net new names to our e-mail database since July 29, 2006, increased e-mail circulation and more targeted e-mail campaigns.

Catalog business net sales experienced a 7.3 percent decline during the three months ended August 4, 2007 as compared to the three months ended July 29, 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales increase was an additional $0.3 million in shipping revenue associated with increased direct segment net sales in the three months ended August 4, 2007 as compared to the three months ended July 29, 2006. This was partially offset by a $0.2 million reduction in co-branded credit card program fee and royalty revenue.

Segment Operating Income

Direct segment operating income rate for the three months ended August 4, 2007 decreased 3.2 percentage points as compared with the three months ended July 29, 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 1.3 percentage point decline in merchandise margins. The direct segment operating income rate was also negatively impacted by reduced leveraging of marketing and overhead costs which resulted in a 1.4 percentage point and 0.6 percentage point decline, respectively. Improved leveraging of employee expenses partially offset these decreases by 0.1 percentage points.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased in the three months ended August 4, 2007 as compared to the three months ended July 29, 2006 mainly due to a $2.4 million increase in employee expenses, predominantly corporate salaries, and a $2.2 million increase in corporate support costs, primarily professional service fees and occupancy costs. These increases were partially offset by a $0.8 million decrease in marketing expense consisting primarily of national magazine advertising costs.

Comparison of the Six Months Ended August 4, 2007 with the Six Months Ended July 29, 2006

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	August 4, 2007	% of Net Sales	July 29, 2006	% of Net Sales	$ Change
Net sales	$534,768	100.0%	$431,683	100.0%	$103,085
Cost of sales	296,129	55.4%	231,192	53.6%	64,937

Gross profit	238,639	44.6%	200,491	46.4%	38,148
Selling, general and administrative expenses	208,832	39.1%	164,886	38.2%	43,946

Income from operations	29,807	5.6%	35,605	8.2%	(5,798)
Interest, net, and other	4,549	0.9%	3,452	0.8%	1,097

Income before income taxes	34,356	6.4%	39,057	9.0%	(4,701)
Income tax provision	13,630	2.5%	15,471	3.6%	(1,841)

Net income	$20,726	3.9%	$23,586	5.5%	$(2,860)

Consolidated effective income tax rate	39.7%		39.6%

Consolidated Net Sales

Consolidated net sales increased during the six months ended August 4, 2007 as compared with the six months ended July 29, 2006 primarily due to the addition of 64 premium retail stores and five merchandise clearance outlet stores since July 29, 2006. We experienced a decrease in comparable premium store sales of 6.0 percent in the second quarter of fiscal 2007 offset by an increase in comparable premium store sales of 7.3 percent in the first quarter of fiscal 2007.

For the six months ended August 4, 2007, we increased national magazine advertising circulation by 7.7 percent as compared to the six months ended July 29, 2006. Catalog circulation also increased by 5.8 million or 12.5 percent during the same period, from 46.6 million catalogs to 52.4 million catalogs. The increase in circulation was primarily due to additional Coldwater Creek, Northcountry and Clearance catalog mailings. The addition of approximately 156,000 net new names to our e-mail database since July 29, 2006 along with increased e-mail circulation and more targeted e-mail campaigns also contributed to increased consolidated net sales.

Marketing fee revenue related to the co-branded credit card program contributed an additional $0.3 million to the overall increase, while sales royalty related to reward coupons earned under the co-branded credit card program remained essentially flat.

Shipping fees received from customers for delivery of merchandise increased $1.0 million from $20.1 million for the six months ended July 29, 2006 to $21.1 million for the six months ended August 4, 2007.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased by 1.8 percentage points primarily due to increased promotional and clearance activity as well as costs related to our day spa concept which was introduced in the first quarter of fiscal 2006. This decrease was partially offset by higher initial merchandise markups associated with the direct sourcing initiative.

Markdowns and discounts, including those related to national magazine advertisements increased due to higher promotional and clearance activity in the six months ended August 4, 2007 as compared to the same period in the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 1.2 percentage points. Decreased leveraging of our buying and distribution costs, shipping and handling costs and retail occupancy costs decreased our gross profit rate by approximately 0.5 percentage points. The costs associated with our day spa concept decreased the consolidated gross profit rate for the six months ended August 4, 2007 by approximately 0.5 percentage points as compared with a decrease of approximately 0.4 percentage points for the six months ended July 29, 2006.

Consolidated gross profit rate for the six months ended August 4, 2007 benefited from the recognition of co-branded credit card program fee and royalty revenue of $5.4 million compared to $5.0 million in the six months ended July 29, 2006.

Consolidated Selling, General and Administrative Expenses

For the six months ended August 4, 2007 consolidated SG&A expenses increased as compared to the six months ended July 29, 2006, primarily as the result of increased employee and marketing expenses. The increase in employee expenses was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to increase staffing to support the expanding retail store base. Increased circulation in both national magazine advertisements and catalogs, along with the introduction of television advertising in the second half of fiscal 2006, drove the increase in marketing expenses as compared to the prior year.

As a percentage of net sales, SG&A expenses increased by 0.9 percentage points in the six months ended August 4, 2007 as compared with the six months ended July 29, 2006. This increase was the result of a 1.1 percentage point increase in marketing and advertising expenses along with a 0.6 percentage point increase in employee expenses, partially offset by a 0.7 percentage point improvement in catalog expense and a 0.1 percentage point improvement in overhead costs. Marketing and advertising expense increases were driven primarily by television advertising and retail store promotions, partially offset by improved leveraging of national magazine advertising. Employee expenses increased as the result of retail administrative and store employee salaries, wages, taxes and benefits. Catalog expense decreased as a percentage of net sales, as the retail segment continues to represent a larger portion of consolidated net sales, while decreases in overhead costs were driven by improved leveraging and reductions in travel.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for the six months ended August 4, 2007 as compared to same period in the prior year is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The decrease in the consolidated provision for income taxes for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006 was the result of lower pre-tax income. The increase in the effective income tax rate for the same periods is primarily due to an increase in stock-based compensation related to incentive stock options, which is not deductible for tax purposes.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Six Months Ended
	August 4, 2007	% of Net Sales	July 29, 2006	% of Net Sales	% Change
Net sales:
Retail	$362,514	67.8%	$272,397	63.1%	33.1%
Direct
Internet	120,591	22.5%	105,426	24.4%	14.4%
Catalog	51,663	9.7%	53,860	12.5%	(4.1)%

Total Direct	172,254	32.2%	159,286	36.9%	8.1%

	$534,768	100.0%	$431,683	100.0%	23.9%

Segment operating income:
Retail	$59,650		$49,715		20.0%
Direct	42,150		42,798		(1.5)%

	$101,800		$92,513		10.0%

The following table reconciles segment operating income to income from operations (in thousands):

	Six Months Ended
	August 4, 2007	July 29, 2006	% Change
Segment operating income	$101,800	$92,513	10.0%
Unallocated corporate and other	(71,993)	(56,908)	26.5%

Income from operations	$29,807	$35,605	(16.3)%

Retail Segment

Sales

The $90.1 million growth in retail segment net sales for the six months ended August 4, 2007 as compared with the six months ended July 29, 2006 is primarily the result of the addition of 64 premium retail stores and five merchandise clearance outlet stores since July 29, 2006. We experienced a decrease in comparable premium store sales of 6.0 percent in the second quarter of fiscal 2007 offset by an increase in comparable store sales of 7.3 percent in the first quarter of fiscal 2007.

Also included in the retail segment net sales growth in the six months ended August 4, 2007 as compared with the six months ended July 29, 2007 was an additional $0.4 million in co-branded credit card program fee and royalty revenue. Merchandise clearance outlet stores contributed an additional $4.4 million while net sales from our day spa concept contributed an additional $3.9 million. We believe increased promotional and clearance activity, and increased circulation in both national magazine advertisements and catalogs also contributed to this growth in retail segment net sales.

Segment Operating Income

Retail segment operating income rate for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006 decreased by 1.8 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 0.1 percentage point decline in merchandise margins. Retail segment operating income rate was also negatively impacted by a 0.6 percentage point reduction in the leveraging of retail store occupancy costs, a 0.2 percentage point increase in employee expense and a 0.8 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.6 percentage point reduction in the leveraging of certain overhead costs, primarily shipping costs. Partially offsetting these decreases was a 0.5 percentage point decrease in costs associated with the day spa concept (primarily spa occupancy costs, product and service costs and other employee expenses) as these costs reduced our segment operating income rate for the six months ended August 4, 2007 by approximately 1.3 percentage points versus approximately 1.8 percentage points for the six months ended July 29, 2006.

Direct Segment

Sales

The direct segment net sales increase of $13.0 million during the six months ended August 4, 2007 as compared to the six months ended July 29, 2006 was driven by a 14.4 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of increased promotional and clearance activity, along with the addition of approximately 156,000 net new names to our e-mail database since July 29, 2006 and more targeted e-mail campaigns.

Catalog business net sales experienced a 4.1 percent decline during the six months ended August 4, 2007 as compared to the six months ended July 29, 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales increase was an additional $1.1 million in shipping revenue associated with increased direct segment net sales in the six months ended August 4, 2007 as compared to the six months ended July 29, 2006. Co-branded credit card program fees and royalty revenues remained essentially flat over the comparable prior periods.

Segment Operating Income

Direct segment operating income rate for the six months ended August 4, 2007 decreased 2.4 percentage points as compared with the six months ended July 29, 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 2.8 percentage point decline in merchandise margins. Improved leveraging of employee expenses and overhead costs partially offset these decreases by 0.3 and 0.1 percentage points, respectively.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006 mainly due to a $5.7 million increase in marketing expenses primarily as a result of television advertising, a $4.6 million increase in employee expenses, predominantly corporate salaries, and a $4.8 million increase in corporate support costs, primarily professional service fees and occupancy costs.

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

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected.

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

Operating activities generated $34.4 million and $22.7 million of positive cash flow during the first six months of fiscal 2007 and fiscal 2006, respectively. On a comparative year-to-year basis, the $11.7 million increase in cash flows from operating activities in the first six months of fiscal 2007 from the first six months of fiscal 2006 resulted primarily from increased revenues and an increase of $0.7 million in interest income collected. This increase was offset by higher operating expenses and inventory purchases primarily related to our retail expansion, in addition to a decrease of $1.1 million in collections of tenant allowances, an increase in income taxes paid of $4.7 million, and a decrease of $2.6 million in fees collected from our co-branded credit card program.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $57.5 million and $45.4 million during the first six months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures in the first six months of fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 20 additional premium retail stores and 18 premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in the first six months of fiscal 2006 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 22 additional premium retail stores, six day spas and 15 premium retail stores under construction.

Cash inflows from financing activities were $4.4 million and $4.2 million during the first six months of fiscal 2007 and fiscal 2006, respectively. The cash inflows were derived from activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $188.9 million in consolidated working capital at August 4, 2007, compared with $173.3 million at February 3, 2007. Our consolidated current ratio was 2.12 at August 4, 2007, compared with 2.13 at February 3, 2007. We had no outstanding short-term or long-term bank debt at August 4, 2007 or February 3, 2007.

Capital expenditures for the full year in fiscal 2007 are expected to be approximately $122.7 million, primarily associated with the premium retail store expansion, store-related expenditures, and office space expansion and, to a lesser extent, investments in information technology, the testing of our day spa concept and other corporate-related capital expenditures.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, we may be required to seek additional sources of funds if, for example, we decide to accelerate our retail roll-out strategy.

Future Outlook

Since the latter part of fiscal 2006 we have been experiencing a highly promotional retail selling environment accompanied by lower and sometimes erratic customer traffic which has had a negative impact on our gross margins and earnings. We have seen this trend increase subsequent to the end of our 2007 second fiscal quarter. We believe this promotional environment will continue during the remainder of fiscal 2007 and through the foreseeable future.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following table summarizes our minimum contractual commitments and commercial obligations as of August 4, 2007 (in thousands):

	Payments Due in Fiscal Year
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations
Operating leases (a)	$637,329	$31,299	$133,044	$130,192	$342,794
Contractual commitments (b)	224,095	224,095	—	—	—
Capital leases (c)	26,731	436	1,856	1,979	22,460
Other long-term liabilities (d) (e)	9,712	—	2,135	43	7,534

Total	$897,867	$255,830	$137,035	$132,214	$372,788

a.	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

b.	Contractual commitments include inventory purchase orders of $213.7 million and construction commitments of $10.4 million. We expect to pay all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

c.	The weighted average interest rate of the capital leases is approximately 7.9 percent. Based upon the payment terms of the lease agreements, the lease payments represent interest only payments for the next twelve months. Payments represent the principal amounts due of $11.5 million, accrued interest of $17,000 and interest expense to be incurred of approximately $15.2 million.

d.	Other long-term liabilities primarily include amounts on our August 4, 2007 condensed consolidated balance sheet representing obligations under our supplemental executive retirement plan of $6.8 million, $2.2 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.5 million. The payments above relating to the $2.2 million retention program that are primarily due in fiscal years 2008 and 2009 do not include $2.0 million of additional compensation that is to be recognized over the employees’ remaining service periods.

We do not expect to pay any cash out in the next twelve months for amounts relating to our supplemental executive retirement plan and the asset retirement obligations. However, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control.

e.	We have excluded $113.8 million and $8.3 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Subsequent to August 4, 2007, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of September 7, 2007 our operating lease commitments increased by $14.3 million.

As of August 4, 2007 we had $34.0 million in letters of credit issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended August 4, 2007, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 4, 2007. Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 4, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. In the opinion of management, our gross liability, if any, and without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the three months ended August 4, 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. As of August 4, 2007, we operated 260 premium retail stores. We have since opened an additional six premium retail stores in the fiscal 2007 third quarter for a total of 266 premium retail stores currently in operation. We plan to open a total of 65 premium retail stores in fiscal 2007. We believe we have the potential to grow our retail business to a total of 450 to 500 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

We continue to test our Coldwater Creek ~ The Spa concept in seven locations, with plans to open two additional day spas in the second half of fiscal 2007. We opened the seventh location on August 30, 2007 while the other six locations have been open from sixteen to nineteen months. We have not formed a conclusion as to the long-term prospects of this concept. To date, however, our day spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop day spas. Factors that could cause us to curtail or abandon the day spa concept include:

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

Over the next two years we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. We are continuing the implementation of an enterprise resource planning system, which began in the third quarter of fiscal 2006, to support our increasingly complex business and business processes. Installing and integrating the various components of our management information systems carries substantial operations risk, including loss of data or information, cost overruns, implementation delays, disruption of operations, and our ability to meet regulatory reporting requirements.

Demand for our merchandise is difficult to predict and our inability to accurately forecast demand may reduce our gross margins and earnings.

Customer demand for our merchandise is difficult to predict because it is influenced by factors such as the general economic climate and consumer confidence, as well as by customer preferences which change over time and vary from one geographic region to another. Since the latter part of fiscal 2006 we have been experiencing a highly promotional retail selling environment accompanied by lower and sometimes erratic customer traffic which has had a negative impact on our gross margins and earnings. We saw this trend increase subsequent to the end of our 2007 second fiscal quarter. We believe this promotional environment will continue during the remainder of fiscal 2007 and through the foreseeable future.

On average, we begin the design process for apparel nine to ten months before merchandise is available to customers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products and amplify the consequences of any misjudgments we might make.

If the demand for our merchandise is lower than expected we will be forced to move more full-price merchandise to clearance, which reduces our gross margins and earnings. Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory in anticipation of lower demand and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

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

The 2007 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 9, 2007. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: To elect three class II directors to the Company’s Board of Directors.

	For	Withheld
James R. Alexander	66,772,573	3,065,973
Jerry Gramaglia	69,413,266	425,280
Kay Isaacson-Leibowitz	69,413,278	425,268

Continuing Directors:
Dennis Pence	Robert H. McCall
Curt Hecker	Michael J. Potter (a)
Frank M. Lesher	Georgia Shonk-Simmons

(a)	Michael J. Potter was appointed to the Board of Directors, effective June 9, 2007.

Proposal No. 2: To ratify the appointment of Deloitte and Touche LLP as our independent auditors.

For	Against	Abstain	Broker non-votes
69,720,428	81,227	36,791	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of September 2007.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Timothy O. Martin
Timothy O. Martin
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002