Form 10-Q
period 2007-11-03
COLDWATER CREEK INC
filed 2007-12-13
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 3, 2007

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

Large accelerated filer  ☒    Accelerated file  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 7, 2007
Common Stock ($.01 par value)	90,716,185

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended November 3, 2007

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,025	$148,680	$108,015
Receivables	32,978	22,138	40,023
Inventories	194,025	126,953	177,784
Prepaid and other	20,426	13,626	12,961
Prepaid and deferred marketing costs	22,274	9,251	16,664
Deferred income taxes	6,009	6,000	3,400

Total current assets	357,737	326,648	358,847
Property and equipment, net	313,942	247,385	230,752
Deferred income taxes	9,023	2,070	—
Restricted cash	3,552	3,552	4,440
Pension asset	—	—	4,667
Other	766	820	335

Total assets	$685,020	$580,475	$599,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$129,350	$85,412	$136,922
Current deferred revenue	5,410	5,385	4,904
Accrued liabilities	66,339	60,941	52,077
Income taxes payable	—	1,591	668

Total current liabilities	201,099	153,329	194,571
Deferred rents	120,230	92,175	86,798
Deferred co-branded credit card revenue	7,718	8,771	8,197
Deferred income taxes	—	—	1,434
Supplemental Employee Retirement Plan	7,992	7,046	6,038
Capital lease obligations	11,528	1,008	—
Other	1,255	690	686

Total liabilities	349,822	263,019	297,724

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,775,857, 93,168,138 and 92,995,211 shares issued, respectively	928	932	930
Additional paid-in capital	126,160	124,302	120,847
Accumulated other comprehensive loss	(1,868)	(3,225)	—
Retained earnings	209,978	195,447	179,540

Total stockholders’ equity	335,198	317,456	301,317

Total liabilities and stockholders’ equity	$685,020	$580,475	$599,041

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Statements of Operations:
Net sales	$271,161	$256,371	$805,929	$688,054
Cost of sales	163,349	135,618	459,478	366,811

Gross profit	107,812	120,753	346,451	321,243
Selling, general and administrative expenses	118,143	96,434	326,975	261,319

Income (Loss) from operations	(10,331)	24,319	19,476	59,924
Interest, net, and other	1,440	1,770	5,989	5,222

Income (Loss) before income taxes	(8,891)	26,089	25,465	65,146
Income tax provision (benefit)	(2,696)	10,210	10,934	25,681

Net income (loss)	$(6,195)	$15,879	$14,531	$39,465

Net income (loss) per share - Basic	$(0.07)	$0.17	$0.16	$0.43

Weighted average shares outstanding - Basic	93,606	92,665	93,413	92,438
Net income (loss) per share - Diluted	$(0.07)	$0.17	$0.15	$0.42

Weighted average shares outstanding - Diluted	93,606	94,840	94,644	94,741

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	November 3, 2007	October 28, 2006
OPERATING ACTIVITIES:
Net income	$14,531	$39,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,207	26,690
Stock compensation expense	4,386	2,396
Supplemental Employee Retirement Plan expense	3,171	1,056
Deferred rent amortization	(3,328)	(3,218)
Deferred income taxes	(7,830)	2,457
Excess tax benefit from exercises of stock options	(2,256)	(7,776)
Loss on asset impairments and dispositions	1,706	323
Other	15	7
Net change in current assets and liabilities:
Receivables	(10,840)	(11,209)
Inventories	(67,072)	(91,475)
Prepaid and other	(6,800)	(4,642)
Prepaid and deferred marketing costs	(13,023)	(6,226)
Accounts payable	40,280	62,371
Accrued liabilities	1,914	3,115
Income taxes payable	1,064	(2,328)
Deferred co-branded credit card revenue	(1,028)	4,561
Deferred rents	34,867	30,865
Other changes in non- current assets and liabilities	393	(223)

Net cash provided by operating activities	27,357	46,209

INVESTING ACTIVITIES:
Purchase of property and equipment	(91,081)	(80,505)

Net cash used in investing activities	(91,081)	(80,505)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP purchases	2,631	2,679
Excess tax benefit from exercises of stock options	2,256	7,776
Purchase and retirement of treasury stock	(7,818)	—

Net cash (used in) provided by financing activities	(2,931)	10,455

Net decrease in cash and cash equivalents	(66,655)	(23,841)
Cash and cash equivalents, beginning	148,680	131,856

Cash and cash equivalents, ending	$82,025	$108,015

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc. is a Delaware corporation headquartered in Sandpoint, Idaho. Together with its wholly-owned subsidiaries, the Company operates as a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We have two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of our catalog and Internet-based e-commerce businesses. Inter-company balances and transactions have been eliminated.

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

2. Significant Accounting Policies

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three and nine months ended November 3, 2007 was ($5.7) million and $15.9 million, respectively, as a result of amortization of unrecognized prior service costs and adjustments to unrecognized prior service costs and unrecognized actuarial gains and losses due to curtailments (see note 7) of $0.5 million and $1.4 million, respectively. There were no differences between comprehensive income and net income for the three and nine months ended October 28, 2006.

Classification Revisions and Reclassifications

As previously disclosed in our Form 10-K for the fiscal year ended February 3, 2007, we revised our condensed consolidated statement of operations for the three and nine months ended October 28, 2006 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, for the three and nine months ended October 28, 2006, we increased cost of sales by approximately $1.6 million and $4.1 million, respectively, and decreased selling, general and administrative expenses by an equal amount.

Also, as previously disclosed, in the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $1.0 million and $2.0 million in rent expense from cost of sales to selling, general and administrative expenses for the three and nine months ended October 28, 2006, respectively. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.8 million and $1.5 million of day spa costs from selling, general and administrative expenses to cost of sales for the three and nine month periods ended October 28, 2006, respectively.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or cash flows.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising costs of $25.9 million and $22.5 million for the three months ended November 3, 2007 and October 28, 2006, respectively and $69.7 million and $63.4 million for the nine months ended November 3, 2007 and October 28, 2006, respectively are included in consolidated selling, general and administrative expenses.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $6.9 and $4.7 million for the three months ended November 3, 2007 and October 28, 2006, respectively and $22.1 million and $10.0 million for the nine months ended November 3, 2007 and October 28, 2006, respectively are included in consolidated selling, general and administrative expenses.

Accounting for Leases

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the condensed consolidated balance sheet. In the latter years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $22.4 million, $16.3 million and $14.0 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the condensed consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $114.1 million, $88.7 million and $84.8 million existed at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

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

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007. Upon the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits. As of February 4, 2007, we had a liability of $0.6 million plus accrued interest of $0.2 million for tax positions taken on previously filed returns. We filed amended federal and state income tax returns during the first nine months of fiscal 2007 to resolve substantially all of the positions, resulting in an immaterial liability as of November 3, 2007.

We file income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. We are no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2004 and are not currently under examination by the IRS. With limited exceptions, we are no longer subject to state or local examinations for our fiscal years prior to fiscal 2002. Currently several state examinations are in progress, however we do not anticipate any adjustments that would result in a material impact to our financial position, results of operations and cash flows. Income tax returns filed in foreign jurisdictions are immaterial to our financial position, results of operations and cash flows.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during the three and nine months ended November 3, 2007 and October 28, 2006. The amount of interest recognized during these same periods was not material. Approximately $0.1 million, $0.2 million and $0.1 million was accrued for the payment of interest at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

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

Total stock-based compensation recognized from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the three and nine months ended November 3, 2007 and October 28, 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Stock Options	$894	$524	$2,342	$1,330
RSUs	572	193	1,520	449
Customer Service Recognition Program	158	181	524	617

Total	$1,624	$898	$4,386	$2,396

Options to purchase 479,250 and 178,712 shares of our common stock were granted to employees during the nine months ended November 3, 2007 and October 28, 2006, respectively. The weighted average fair value of those options was $11.57 and $26.19, respectively. Options to purchase 414,435 and 942,223 shares of our common stock were exercised during the nine months ended November 3, 2007 and October 28, 2006, respectively with a total intrinsic value of $7.5 million and $22.9, respectively. During the nine months ended November 3, 2007 and October 28, 2006, employees were granted 110,650 and 131,295 RSUs with a weighted average grant date fair-market value of $20.76 and $27.98, respectively. During the nine months ended November 3, 2007 and October 28, 2006, the total fair-market value of RSUs vested was approximately $121,000 and $188,000, respectively.

As of November 3, 2007, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $14.2 million. This expense is expected to be recognized over a weighted average period of 2.8 years.

We issued 30,233 and 24,594 shares of common stock to employees under our Customer Service Recognition Program during the nine months ended November 3, 2007 and October 28, 2006, respectively.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $2.9 million and $3.2 million for the three months ended November 3, 2007 and October 28, 2006, respectively. Pre-opening costs were approximately $7.1 million and $6.9 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.

List Rental Income (Expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
List rental income	$533	$675	$1,181	$1,456
List rental (expense)	(104)	(184)	(345)	(367)

Net list rental income	$429	$491	$836	$1,089

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Interest (expense), including financing fees	$(326)	$(18)	$(430)	$(144)
Interest income	1,584	1,647	5,674	5,023
Other income	494	377	1,502	922
Other (expense)	(312)	(236)	(757)	(579)

Interest, net, and other	$1,440	$1,770	$5,989	$5,222

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $2.3 million and $1.9 million for the three months ended November 3, 2007 and October 28, 2006, respectively. Consolidated cost of sales includes allowances from merchandise vendors of $6.4 million and $5.3 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Currently the adoption of either standard would have no impact on our financial position or results of operations.

3. Receivables

Receivables consist of the following (in thousands):

	November 3, 2007	February 3, 2007	October 28, 2006
Tenant improvement allowances	$19,927	$12,825	$19,933
Trade	7,481	5,918	13,673
Co-branded credit card fees and royalties	308	897	2,695
Customer list rental	529	780	763
Other	4,733	1,718	2,959

	$ 32,978	$22,138	$40,023

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At November 3, 2007, February 3, 2007 and October 28, 2006 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	November 3, 2007	February 3, 2007	October 28, 2006
Land	$242	$242	$242
Building and land improvements and capital leases	40,871	29,852	28,906
Leasehold improvements	198,906	159,540	145,255
Furniture and fixtures	106,430	89,783	79,866
Technology hardware and software	67,186	71,028	71,061
Machinery and equipment and other	30,879	30,078	28,713
Construction in progress	23,569	14,408	14,751

	468,083	394,931	368,794
Less: Accumulated depreciation and amortization	(154,141)	(147,546)	(138,042)

	$313,942	$247,385	$230,752

Construction in progress is comprised primarily of costs related to leasehold improvements and furniture and fixtures related to unopened premium retail stores and the expansion of our IT and Distribution Center infrastructure.

Certain reclassifications between technology hardware and software and machinery and equipment have been made to prior period amounts to conform to the current-period presentation.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	November 3, 2007	February 3, 2007	October 28, 2006
Accrued payroll and benefits	$14,128	$15,186	$14,045
Gift cards and customer loyalty rewards	20,600	21,739	11,321
Current portion of deferred rents	16,277	12,792	12,075
Accrued sales returns	7,445	5,721	8,651
Accrued taxes	5,884	4,086	5,272
Other	2,005	1,417	713

	$66,339	$60,941	$52,077

6. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income (loss)	$(6,195)	$15,879	$14,531	$39,465
Weighted average common shares outstanding during the period (for basic calculation)	93,606	92,665	93,413	92,438
Dilutive effect of other potential common shares	—	2,175	1,231	2,303

Weighted average common shares and potential common shares (for diluted calculation)	93,606	94,840	94,644	94,741

Net income (loss) per common share - basic	$(0.07)	$0.17	$0.16	$0.43

Net income (loss) per common share - diluted	$(0.07)	$0.17	$0.15	$0.42

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 2.1 million and 323,000 shares of common stock for the three months ended November 3, 2007 and October 28, 2006, respectively, and approximately 791,000 and 288,000 shares of common stock for the nine months there ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

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

We account for our SERP using an actuarial model as required by Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions.” Effective February 3, 2007, we adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income (loss), net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status are recognized through accumulated other comprehensive income (loss) and then amortized as a component of net periodic pension cost.

In May 2007, we recorded a net curtailment loss of $0.6 million ($0.4 million after-tax) related to the announced retirement of one of the plan participants, Melvin Dick, former Executive Vice President and Chief Financial Officer. In October 2007, we recorded a net curtailment loss of $1.6 million ($1.0 million after-tax) related to the announced retirement of another plan participant, Dennis Pence, former Chief Executive Officer. These net curtailment losses were recorded in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88).

Our projected benefit obligation was $8.0 million and $7.0 million as of November 3, 2007 and February 3, 2007, respectively. The table below summarizes the changes in our projected benefit obligation (in thousands):

Projected benefit obligation at February 3, 2007	$7,046
Service cost	217
Interest cost	307
Net actuarial gain	(264)
Effect of curtailments	686

Projected benefit obligation at November 3, 2007	$7,992

Net periodic benefit cost is comprised of the following components for the three and nine months ended November 3, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Service cost	$62	$85	$217	$259
Interest cost	105	105	307	267
Amortization of prior service cost	140	180	468	512
Amortization of actuarial loss	—	18	—	18
Net curtailment loss	1,581	—	2,179	—

Net periodic benefit cost	$1,888	$388	$3,171	$1,056

As of November 3, 2007, we had no unrecognized actuarial losses and $3.1 million ($1.9 million after-tax) of unrecognized prior service costs recognized in accumulated other comprehensive loss. We expect to amortize an additional $0.1 million in unrecognized prior service cost during the remainder of fiscal 2007.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6.0 percent and 5.8 percent as of November 3, 2007 and February 3, 2007, respectively. The rate of compensation expense increase was 4 percent as of both November 3, 2007 and February 3, 2007.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and nine months ended November 3, 2007 and October 28, 2006.

The following table summarizes the expected future benefit payments (in thousands):

2008	$532
2009	408
2010	408
2011	600
2012	585
Years 2013 - 2017	2,925

8. Commitments

During the three months ended November 3, 2007 and October 28, 2006, we incurred aggregate rent expense under operating leases of $16.6 million and $12.8 million, respectively, including contingent rent expense of approximately $10,000 and $114,000, respectively and $0.8 million and $1.0 million, respectively, of rent expense classified as store pre-opening cost. During the nine months ended November 3, 2007 and October 28, 2006, we incurred aggregate rent expense under operating leases of $47.2 million and $34.9 million, respectively, including contingent rent expense of approximately $282,000 and $210,000, respectively and $3.6 million and $2.0 million, respectively, of rent expense classified as store pre-opening cost.

As of November 3, 2007 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of fiscal 2007	$16,817	$218
Fiscal 2008	69,436	905
Fiscal 2009	69,882	951
Fiscal 2010	69,076	973
Fiscal 2011	66,877	1,006
Thereafter	361,294	22,460

Total	$653,382	$26,513

Less – weighted average interest of 7.9% on capital leases		14,985

Total principal payable and accrued interest of $28 on capital leases		$11,528	(1)

(1)	Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months.

Subsequent to November 3, 2007, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of December 7, 2007 our lease commitments increased by $6.9 million.

We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d’ Alene, Idaho which functions as a customer service call center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During the three months ended August 4, 2007, the amount capitalized as of the lease commencement date was $10.5 million. As it relates to the construction of the new building and extension to the existing building, we will record all related construction costs on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. As of November 3, 2007, we had approximately $7.5 million in commitments related to the construction project.

On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for an unsecured revolving line of credit of up to $60.0 million and allowing us to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender’s prime rate. The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012. As of November 3, 2007, February 3, 2007 and October 28, 2006 we had no borrowings outstanding under the revolving line of credit and $35.0 million, $28.5 million and $25.8 million in commercial letters of credit issued, respectively.

We had inventory purchase commitments of approximately $203.4 million, $169.3 million and $185.5 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

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

10. Customer Loyalty Programs

Co-Branded Credit Card

During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 26,000 and 45,000 cards were activated in the three months ended November 3, 2007 and October 28, 2006, respectively. Approximately 85,000 and 132,000 cards were activated in the nine months ended November 3, 2007 and October 28, 2006, respectively. These fees are initially deferred and recognized in consolidated net sales as revenue over the customer relationship period.

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

Once a customer is approved to receive a co-branded credit card and the credit card is activated, they become eligible to participate in our credit card reward program. Under this program, points are earned on purchases made with the credit card at Coldwater Creek and other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon towards the purchase of Coldwater Creek merchandise. We receive a sales royalty from the issuing bank based upon a percentage of purchases made by the cardholder at Coldwater Creek and at other businesses where the card is accepted. The sales royalty received from the issuing bank is deferred and recognized when a cardholder uses reward coupons to purchase Coldwater Creek merchandise or when the coupon expires. The amount of sales royalty recognized as revenue during the three months ended November 3, 2007 and October 28, 2006 was approximately $0.2 million and $0.4 million, respectively. The amount of sales royalty recognized as revenue during the nine months ended November 3, 2007 and October 28, 2006 was approximately $1.4 million and $1.6 million, respectively.

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

The following table summarizes the deferred marketing fee activity for the three and nine months ended November 3, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Deferred co-branded credit card revenue - beginning of period	$13,845	$11,770	$14,156	$8,540
Marketing fees received	1,114	3,447	4,978	10,535
Amount recognized to revenue	(1,831)	(2,116)	(6,006)	(5,974)

Deferred co-branded credit card revenue - end of period	$13,128	$13,101	$13,128	$13,101

Less - Current deferred co-branded credit card revenue	5,410	4,904	5,410	4,904

Long-term deferred co-branded credit card revenue	$7,718	$8,197	$7,718	$8,197

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $13.1 million as of November 3, 2007 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
Remainder of 2007	$1,519
2008	5,018
2009	3,752
2010	2,193
2011	646

$13,128

onecreek

In September of fiscal 2007, we introduced onecreek, a customer loyalty program which entitles enrolled customers who maintain an annual minimum level of spending to earn awards in the form of future discounts that can be redeemed towards a future purchase of merchandise.

Under the program, a onecreek customer can earn an award on each qualifying purchase that can be redeemed towards future purchases of merchandise. For awards that are earned on individual purchases, we have concluded that they represent significant incremental discounts and as a result, we allocate the consideration received from the customer between the goods purchased and the award earned based on their relative fair values. The consideration allocated to the award is recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for that portion of awards that we estimate will not be redeemed by customers (“breakage”). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns. The deferred revenue related to these awards was approximately $745,000 as of November 3, 2007.

In addition, enrolled customers who maintain their annual minimum spending level also earn a yearly “birthday award.” We have determined that this award does not represent a significant incremental discount and as a result account for it using the incremental cost approach. Under this approach we accrue a liability for the cost of award over the time period that the customer earns the award. The amount of liability recorded is adjusted for that portion of awards that we estimate will not be redeemed by customers (“breakage”). We determine our breakage rate based upon company specific historical redemption patterns. The accrued liability related to the birthday gift coupons was approximately $167,000 as of November 3, 2007.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated statements of operations (in thousands):

Segment Reporting

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales (a):
Retail	$186,311	$167,520	$548,825	$439,911
Direct	84,850	88,851	257,104	248,143

Consolidated net sales	$271,161	$256,371	$805,929	$688,054

Segment operating income:
Retail	$15,074	$29,602	$74,726	$79,316
Direct	12,537	27,070	54,954	69,869

Total segment operating income	27,611	56,672	129,680	149,185
Corporate and other	(37,942)	(32,353)	(110,204)	(89,261)

Consolidated income (loss) from operations	$(10,331)	$24,319	$19,476	$59,924

Depreciation and amortization:
Retail	$9,117	$6,640	$25,985	$17,739
Direct	359	138	943	357
Corporate and other	3,672	3,022	10,279	8,594

Consolidated depreciation and amortization	$13,148	$9,800	$37,207	$26,690

(a)	There have been no inter-segment sales during the reported periods.

12. Stock Repurchases

On October 11, 2007, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase over the next 12 months in the open market or privately negotiated transactions up to $75 million in outstanding shares of its common stock. During the three months ended November 4, 2007, we repurchased and retired 900,000 shares of our common stock at an average market price of $8.67 per share. Between November 3, 2007 and the date we filed this report, we have repurchased and retired an additional 2,065,790 shares of our common stock at an average market price of $8.32 per share. All shares repurchased were executed in the open market and no shares were repurchased from related parties.

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

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $271.2 million in net sales in the three months ended November 3, 2007. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce website are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct.

Strategic Initiatives and Recent Developments

Retail Growth

We expect the retail business to be the key driver of our growth strategy as we continue the expansion of our premium retail store base. As of November 3, 2007, we operated 294 premium retail stores and 28 merchandise clearance outlet stores in 188 markets. Included in our store base is our flag-ship store located in New York City which opened during the second quarter of fiscal 2007. As of December 7, 2007, 10 premium retail stores and two merchandise clearance outlet stores have been opened in the fourth quarter of fiscal 2007, bringing the total premium retail store count to 304 and total merchandise clearance outlet stores count to 30. We currently plan to open two additional premium retail stores during the remainder of fiscal 2007, for a total of 306 premium retail stores and 30 merchandise clearance outlet stores operating in fiscal 2007. We believe there is an opportunity for us to grow our premium retail store base to 450 to 500 stores in more than 250 identified markets nationwide over the next three to five years.

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

National Branding Campaign

We believe one of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of multiple-page advertisements in national magazines. These advertisements are designed to drive traffic and sales to all of our channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman’s Day. We anticipate that through improved brand recognition these advertisements will continue to translate into increased market share. During the second half of fiscal 2006 and the first half of fiscal 2007, we tested a television advertising campaign in limited markets. No further testing occurred during the third quarter of fiscal 2007 or is planned for the fourth quarter of fiscal 2007.

Coldwater Creek Catalog

Our Coldwater Creek catalog, which was introduced in the first quarter of fiscal 2005, differs from our other catalog titles in that it features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. While the catalog is designed to increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales. During the three months ended August 4, 2007, we tested our newly designed Coldwater Creek catalog. We believe this new design is even more reflective of our customers’ lifestyle and is aligned with our overall merchandise presentation and marketing strategies. We fully implemented the new design during the three months ended November 3, 2007.

During the three months ended November 3, 2007, approximately 2.5 million Coldwater Creek catalogs were mailed compared to the 2.0 million mailed during the three months ended October 28, 2006. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets.

E-Commerce

In the first half of fiscal 2007, we launched our updated Web site, providing our customer with enhancements for easier access to our apparel, accessories, home and gift products, outlet merchandise and day spa services and products. These enhancements are designed to improve our customers’ web shopping experience.

During the three months ended November 3, 2007, we continued our e-mail initiative which resulted in more targeted e-mail campaigns as compared to the three months ended October 28, 2006. Overall we delivered 24.9 percent or 32.8 million more e-mails in the three months ended November 3, 2007 compared to the same period in the prior year. As of November 3, 2007, the database of e-mail addresses to which we regularly send customized e-mails totaled approximately 3.4 million compared to 2.8 as of October 28, 2006.

Direct Sourcing

Our apparel has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. During the third quarter of fiscal 2004 we began to work directly with foreign manufacturers, launching our direct sourcing initiative. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our apparel. We believe these benefits result in faster speed to market, improved quality and higher initial merchandise margins. Approximately fifteen percent of our apparel was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. We currently plan to direct source 50 percent of our apparel purchases by the end of fiscal 2007 and approximately 70 percent by the end of fiscal 2008.

Coldwater Creek ~ The Spa

During the third quarter of fiscal 2007, we continued to test our Coldwater Creek ~ The Spa concept in eight locations. As of December 7, 2007 we have opened one additional day spa location. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Our six initial day spas are located in close proximity to an existing premium retail store. The two day spa locations opened during the third quarter fiscal 2007, as well as our newest location opened during November 2007 are adjacent to one of our premium retail stores and are connected to the store via an internal pass-through. We believe this creates significant opportunities for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa and thereby increase traffic and sales in both concepts.

Operating losses related to the day spa concept reduced our consolidated income from operations as a percentage of net sales by approximately 0.8 percentage points for the three months ended November 3, 2007 compared to a reduction of 1.2 percentage points for the three months ended October 28, 2006. The day spa concept continues to differ in many aspects from our core business and will continue to require special attention to fully assess its long-term potential. We believe the period of time during which our day spa locations have been open is still too short to properly assess the financial viability of the concept. We currently anticipate incurring additional costs related to our test of the day spas, primarily for marketing and promotion.

IT Initiatives

We are continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate current and planned growth. During the first half of fiscal 2007, we continued activities to review, enhance and replace several fundamental systems, such as our inventory planning and allocation and financial and human resources systems. During the three months ended November 3, 2007, we completed the initial implementation of our new financial and human resources systems.

onecreek Loyalty Program

In September 2007, we launched onecreek, a unique new loyalty program designed to further enhance service and reward our most valuable customers.

Benefits of program participation include unparalleled service, sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, a personal shopper, exclusive onecreek savings and promotions, free shipping on returns, and a special gift to help celebrate her birthday. Using our existing customer database we identified and initially enrolled approximately 250,000 of our very best customers in onecreek.

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

On October 3, 2007, we announced that Daniel Griesemer will serve as Coldwater Creek’s Chief Executive Officer, replacing Dennis Pence. Mr. Pence will continue to serve as Coldwater Creek’s Chairman and a member of the Board of Directors. Mr. Griesemer’s appointment became effective October 30, 2007.

Stock Repurchase Program

In October 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Purchases under the program may be made from time-to-time in the open market, through privately negotiated transactions, through block trades, Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares that may be repurchased under the program and the program may be discontinued at any time, without prior notice. As of November 3, 2007, we had repurchased and retired 900,000 shares of our common stock. Between November 4, 2007 and the date we filed this report, we have repurchased and retired an additional 2,065,790 shares.

Seasonality and Other Business Factors

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

Results of Operations

Classification Revisions and Reclassifications

As previously disclosed in our Form 10-K for the fiscal year ended February 3, 2007, we revised our condensed consolidated statement of operations for the three and nine months ended October 28, 2006 to change the classification of the costs related to “free product” (gift-with-purchase) that we periodically provide to customers at the time of sale. Previously, we included the costs related to the gift-with-purchase as a marketing cost within selling, general and administrative expenses. We determined that such costs should have been included in cost of sales. As a result, for the three and nine months ended October 28, 2006, we increased cost of sales by approximately $1.6 million and $4.1 million, respectively, and decreased selling, general and administrative expenses by an equal amount.

Also, as previously disclosed, in the fourth quarter of fiscal 2006, we also refined our definition of pre-opening costs, which is a component of selling, general and administrative expenses, to include rent expense that we incur during the build-out phase of a retail store prior to its opening. As a result, we reclassified approximately $1.0 million and $2.0 million in rent expense from cost of sales to selling, general and administrative expenses for the three and nine months ended October 28, 2006, respectively. In addition, in the fourth quarter of fiscal 2006, we determined that certain day spa costs, primarily rent, that had previously been classified as selling, general and administrative expenses should have been classified in cost of sales. As a result, we changed the classification of approximately $0.8 million and $1.5 million of day spa costs from selling, general and administrative expenses to cost of sales for the three and nine month periods ended October 28, 2006, respectively.

These changes in classification, which we determined to be immaterial, had no impact on our consolidated financial position, income from operations, net income, or cash flows.

Comparison of the Three Months Ended November 3, 2007 with the Three Months Ended October 28, 2006

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	November 3, 2007	% of net sales	October 28, 2006	% of net sales	$ change	% change
Net sales	$271,161	100.0%	$256,371	100.0%	$14,790	5.8%
Cost of sales	163,349	60.2%	135,618	52.90%	27,731	20.4%

Gross profit	107,812	39.8%	120,753	47.1%	(12,941)	-10.7%
Selling, general and administrative expenses	118,143	43.6%	96,434	37.6%	21,709	22.5%

Income (loss) from operations	(10,331)	-3.8%	24,319	9.5%	(34,650)	-142.5%
Interest, net and other	1,440	0.5%	1,770	0.7%	(330)	-18.6%

Income (loss) before income taxes	(8,891)	-3.3%	26,089	10.2%	(34,980)	-134.1%
Income tax provision (benefit)	(2,696)	-1.0%	10,210	4.0%	(12,906)	-126.4%

Net income (loss)	$(6,195)	-2.3%	$15,879	6.2%	$(22,074)	-139.0%

Consolidated effective income tax rate	30.3%		39.1%

Consolidated Net Sales

Consolidated net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Consolidated net sales increased during the three months ended November 3, 2007 as compared with the three months ended October 28, 2006 primarily due to the addition of 69 premium retail stores and three merchandise clearance outlet stores since October 28, 2006. We experienced a decline of 13.6 percent in comparable premium store sales in the three months ended November 3, 2007 as compared to a 9.9 percent increase in comparable premium store sales for the three months ended October 28, 2006.

We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended November 3, 2007, the comparable premium store retail base included 178 premium retail stores compared to 116 premium retail stores for the same period of fiscal 2006.

The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

For the three months ended November 3, 2007 we increased national magazine advertising circulation by 1.9 percent compared to the three months ended October 28, 2006. Catalog circulation also increased by 6.9 million or 28.8 percent during the same period, from 24.0 million catalogs to 30.9 million catalogs. The increase in catalog circulation was primarily due to additional North Country and Coldwater Creek catalog mailings and the overall timing of catalog mailings between fiscal periods. We also added approximately 583,000 net new names to our e-mail database since October 28, 2006 along with more targeted e-mail campaigns, which resulted in an additional 24.9 percent or 32.8 million emails being delivered in the three months ended November 3, 2007 as compared to the three months ended October 28, 2006.

Shipping fees received from customers for delivery of merchandise decreased $0.1 million from $10.7 million in the three months ended October 28, 2006 to $10.6 million in the three months ended November 3, 2007.

Increases in net consolidated sales were partially offset by markdowns and discounts offered to customers due to increased promotional and clearance activity during the three months ended November 3, 2007, as well as by discounts associated with our national branding campaign. Also contributing to this partial offset was a decrease of $0.5 million in co-branded credit card program fee and royalty revenue.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased by 7.3 percentage points primarily due to increased promotional and clearance activity, and decreased leveraging of retail occupancy costs. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion.

Markdowns and discounts, including those related to national magazine advertisements increased due to higher promotional and clearance activity for the three months ended November 3, 2007 compared to the same period in the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 3.8 percentage points, which includes an inventory write-down of approximately 0.7 percentage points. Decreased leveraging of our buying and distribution costs, shipping and handling costs, and retail occupancy costs decreased our gross profit rate by approximately 0.3, 0.7, and 2.5 percentage points, respectively.

Consolidated gross profit rate for the three months ended November 3, 2007 was impacted from the recognition of co-branded credit card program fee and royalty revenue of $2.0 million compared to $2.5 million for the three months ended October 28, 2006.

Consolidated Selling, General and Administrative Expenses

As a percentage of net sales, consolidated SG&A expense increased by 6.0 percentage points in the three months ended November 3, 2007 as compared with the three months ended October 28, 2006. This increase was the result of a 3.2 percentage point increase in employee expenses, a 1.1 percentage point increase in overhead costs, and a 1.7 percentage point increase in marketing expenses.

Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee wages, salaries, taxes and benefits as we continue to increase staffing to support the expanding retail store base. Employee expenses were also impacted by increased stock-based compensation of $0.7 million and increased net periodic pension cost on our Supplemental Executive Retirement Plan of $1.5 million, primarily as a result of a net curtailment loss related to the announced retirement of one of the plan participants. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog circulation. The reduced leveraging in consolidated SG&A expenses is primarily due to the decrease in comparable store sales.

Consolidated Interest, Net and Other

The decrease in consolidated interest, net and other for the three months ended November 3, 2007 as compared with the same period in the prior year is primarily the result of interest expense on capital leases.

Consolidated Provision for Income Taxes

The benefit for income taxes for the three months ended November 3, 2007 as compared to the provision in the same period in the prior year was the result of a pre-tax loss, resulting in a tax benefit of $2.7 million. The change in the effective income tax rate for the three months ended November 3, 2007 compared to the same period in the prior year was the result of a decrease in our estimated annual income for the fiscal year, which increased the impact of our permanent book/tax differences, together with the net loss incurred during the period.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	November 3, 2007	% of Net Sales	October 28, 2006	% of Net Sales	% Change
Net sales:
Retail	$186,311	68.7%	$167,526	65.3%	11.2%
Direct
Internet	62,083	22.9%	59,468	23.2%	4.4%
Catalog	22,767	8.4%	29,377	11.5%	-22.5%

Total Direct	84,850	31.3%	88,845	34.7%	-4.5%

	$271,161	100.0%	$256,371	100.0%	5.8%

Segment operating income:
Retail	$15,074		$29,602		-49.1%
Direct	12,537		27,070		-64.5%

	$27,611		$56,672		-56.5%

The following table reconciles segment operating income to income from operations (in thousands):

	Three Months Ended
	November 3, 2007	October 28, 2006	% Change
Segment operating income	$27,611	$56,672	-51.3%
Unallocated corporate and other	(37,942)	(32,353)	17.3%

Income (loss) from operations	$(10,331)	$24,319	-142.5%

Retail Segment

Sales

The $18.8 million increase in retail segment net sales for the three months ended November 3, 2007 as compared with the three months ended October 28, 2006 is primarily the result of the addition of 69 premium retail stores and three merchandise clearance outlet stores since October 28, 2006. Net sales in our comparable premium retail stores decreased $17.7 million or 13.6 percent to $111.8 million in the three months ended November 3, 2007 from $129.5 million in the three months ended October 28, 2006.

Also included in the retail segment net sales growth during the three months ended November 3, 2007 as compared with the three months ended October 28, 2006 was an additional $1.0 million in net sales from merchandise clearance outlet stores combined with an additional $1.0 million in net sales from our day spa concept. These increases were offset by a reduction of $0.4 million in co-branded credit card program fee and royalty revenue. In addition to the increase in our store base, we believe increased promotional and clearance activity, and increased circulation in both national magazine advertisements and catalogs also contributed to our retail segment net sales.

Segment Operating Income

Retail segment operating income rate for the three months ended November 3, 2007 as compared with the three months ended October 28, 2006 decreased by 9.6 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise margins associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 2.3 percentage point decline in merchandise margins. Retail segment operating income rate was also negatively impacted by a 3.1 percentage point reduction in the leveraging of retail store occupancy costs, a 2.6 percentage point increase in employee expense, a 1.0 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.6 percentage point reduction in the leveraging of certain overhead costs, primarily shipping supplies. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

Direct Segment

Sales

The direct segment net sales decreased of $4.0 million during the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. The decrease was driven by a 22.5 percent decrease in Catalog business net sales, off-set by a 4.4 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of increased promotional and clearance activity, the addition of approximately 583,000 net new names to our e-mail database since October 28, 2006, increased e-mail circulation and more targeted e-mail campaigns.

Catalog business net sales experienced a 22.5 percent decline during the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales decrease was an additional $0.1 million reduction in co-branded credit card program fee and royalty revenue and a slight decrease in direct shipping revenue during the three months ended November 3, 2007 as compared to the three months ended October 28, 2006.

Segment Operating Income

Direct segment operating income rate for the three months ended November 3, 2007 decreased 15.7 percentage points as compared with the three months ended October 28, 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing resulted in a 7.2 percentage point decline in merchandise margins. The direct segment operating income rate was also negatively impacted by reduced leveraging of marketing and overhead costs which resulted in a 5.4 percentage point and 1.9 percentage point decline, respectively, and reduced leveraging of employee expenses of 1.2 percentage points.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased in the three months ended November 3, 2007 as compared to the three months ended October 28, 2006 mainly due to a $2.9 million increase in employee expenses, predominantly corporate salaries, and a $3.3 million increase in corporate support costs, primarily professional service fees, occupancy costs, and shipping supplies. These increases were partially offset by a $0.7 million decrease in marketing expense consisting primarily of national magazine advertising costs.

Comparison of the Nine months ended November 3, 2007 with the Nine months ended October 28, 2006

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	November 3, 2007	% of net sales	October 28, 2006	% of net sales	$ change	% change
Net sales	$805,929	100.0%	$688,054	100.0%	$117,875	17.1%
Cost of sales	459,478	57.0%	366,811	53.3%	92,667	25.3%

Gross profit	346,451	43.0%	321,243	46.7%	25,208	7.8%
Selling, general and administrative expenses	326,975	40.6%	261,319	38.0%	65,656	25.1%

Income from operations	19,476	2.4%	59,924	8.7%	(40,448)	-67.5%
Interest, net and other	5,989	0.7%	5,222	0.8%	767	14.7%

Income before income taxes	25,465	3.2%	65,146	9.5%	(39,681)	-60.9%
Income tax provision	10,934	1.4%	25,681	3.7%	(14,747)	-57.4%

Net income	$14,531	1.8%	$39,465	5.7%	$(24,934)	-63.2%

Consolidated effective income tax rate	42.9%		39.4%

Consolidated Net Sales

Consolidated net sales increased $117.9 million during the nine months ended November 3, 2007 as compared with the nine months ended October 28, 2006 primarily due to the addition of 69 premium retail stores and three merchandise clearance outlet stores since October 28, 2006. We experienced a decrease in comparable premium store sales of 13.6 and 6.0 percent in the third and second quarters of fiscal 2007, respectively, offset by an increase in comparable store sales of 7.3 percent in the first quarter of fiscal 2007.

For the nine months ended November 3, 2007, we increased national magazine advertising circulation by 5.5 percent as compared to the nine months ended October 28, 2006. Catalog circulation also increased by 12.7 million or 18.0 percent during the same period, from 70.7 million catalogs to 83.4 million catalogs. The increase in circulation was primarily due to additional Coldwater Creek, Northcountry and Clearance catalog mailings. We also added approximately 583,000 net new names to our e-mail database since October 28, 2006 along with increased e-mail circulation and more targeted e-mail campaigns.

Offsetting the overall increase was a slight decrease in sales royalty revenue related to reward coupons earned under the co-branded credit card program of $0.2 million, while marketing fee revenue related to the co-branded credit card program remained essentially flat.

Shipping fees received from customers for delivery of merchandise increased $1.0 million from $30.8 million for the nine months ended October 28, 2006 to $31.8 million for the nine months ended November 3, 2007.

Consolidated Cost of Sales/Gross Profit

The consolidated gross profit rate decreased by 3.7 percentage points primarily due to increased promotional and clearance activity, and decreased leveraging of retail occupancy costs. This decrease was partially offset by higher initial merchandise markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion.

Markdowns and discounts, including those related to national magazine advertisements increased due to higher promotional and clearance activity in the nine months ended November 3, 2007 as compared to the same period in the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 2.1 percentage points. Decreased leveraging of our buying and distribution costs and retail occupancy costs decreased our gross profit rate by approximately 0.2 and 1.4 percentage points, respectively.

Consolidated gross profit rate for the nine months ended November 3, 2007 was impacted from the recognition of co-branded credit card program fee and royalty revenue of $7.4 million compared to $7.6 million in the nine months ended October 28, 2006.

Consolidated Selling, General and Administrative Expenses

As a percentage of net sales, consolidated SG&A expenses increased by 2.6 percentage points in the nine months ended November 3, 2007 as compared with the nine months ended October 28, 2006. This increase was the result of a 0.8 percentage point increase in marketing and advertising expenses, a 0.3 percentage point increase in overhead costs, and a 1.5 percentage point increase in employee expenses.

Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee salaries, wages, taxes and benefits as we continue to increase our retail store base. Employee expenses were also impacted by increased stock-based compensation of $2.0 million and increased net periodic pension cost on our Supplemental Executive Retirement Plan of $2.1 million, primarily as a result of net curtailment losses related to the announced retirement of two of the plan participants. The reduced leveraging in consolidated SG&A expenses is primarily due to the decrease in comparable store sales.

Consolidated Interest, Net and Other

The increase in consolidated interest, net and other for the nine months ended November 3, 2007 as compared to same period in the prior year is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Consolidated Provision for Income Taxes

The decrease in the consolidated provision for income taxes for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006 was the result of lower pre-tax income. The increase in the effective income tax rate for the same periods is primarily due to a decrease in our estimated annual income for the fiscal year, which increased the impact of our permanent book/tax differences. The primary permanent difference is non-deductible stock option expense related to incentive stock options.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Nine Months Ended
	November 3, 2007	% of Net Sales	October 28, 2006	% of Net Sales	% Change
Net sales:
Retail	$548,825	68.1%	$439,923	63.9%	24.8%
Direct
Internet	182,674	22.7%	164,894	24.0%	10.8%
Catalog	74,430	9.2%	83,237	12.1%	-10.6%

Total Direct	257,104	31.9%	248,131	36.1%	3.6%

	$805,929	100.0%	$688,054	100.0%	17.1%

Segment operating income:
Retail	$74,726		$79,316		-5.8%
Direct	54,954		69,869		-21.3%

	$129,680		$149,185		-13.1%

The following table reconciles segment operating income to income from operations (in thousands):

	Nine Months Ended
	November 3, 2007	October 28, 2006	% Change
Segment operating income	$129,680	$149,185	-13.1%
Unallocated corporate and other	(110,204)	(89,261)	23.5%

Income from operations	$19,476	$59,924	-67.5%

Retail Segment

Sales

The $108.9 million growth in retail segment net sales for the nine months ended November 3, 2007 as compared with the nine months ended October 28, 2006 is primarily the result of the addition of 69 premium retail stores and three merchandise clearance outlet stores since October 28, 2006. We experienced a decrease in comparable premium store sales of 13.6 and 6.0 percent in the third and second quarters of fiscal 2007, respectively, offset by an increase in comparable store sales of 7.3 percent in the first quarter of fiscal 2007.

Merchandise clearance outlet stores contributed an additional $5.4 million while net sales from our day spa concept contributed an additional $5.0 million. We believe increased promotional and clearance activity, and increased circulation in both national magazine advertisements and catalogs also contributed to retail segment net sales. Co-branded credit card program fees and royalty revenues remained essentially flat over the comparable prior periods.

Segment Operating Income

Retail segment operating income rate for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006 decreased by 4.4 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 0.9 percentage point decline in merchandise margins. Retail segment operating income rate was also negatively impacted by a 1.6 percentage point reduction in the leveraging of retail store occupancy costs, a 1.1 percentage point increase in employee expense and a 0.8 percentage point increase in marketing costs, primarily related to retail store promotions.

Direct Segment

Sales

The direct segment net sales increase of $9.0 million during the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006 was driven by a 10.8 percent increase in Internet business net sales. Internet business net sales grew during the period as a result of increased promotional and clearance activity, along with the addition of approximately 583,000 net new names to our e-mail database since October 28, 2006 and more targeted e-mail campaigns.

Catalog business net sales experienced a 10.6 percent decline during the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Included in the direct segment net sales increase was an additional $1.1 million in shipping revenue associated with increased direct segment net sales in the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006. These increases were offset by a reduction of $0.3 million in co-branded credit card program fee and royalty revenue.

Segment Operating Income

Direct segment operating income rate for the nine months ended November 3, 2007 decreased 6.8 percentage points as compared with the nine months ended October 28, 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion resulted in a 4.2 percentage point decline in merchandise margins. The direct segment operating income rate was also negatively impacted by reduced leveraging of marketing and overhead costs which resulted in a 1.8 percentage point and 0.6 percentage point decline, respectively, and reduced leveraging of employee expenses of 0.2 percentage points.

Unallocated Corporate and Other

Unallocated corporate and other expenses increased for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006 mainly due to a $5.3 million increase in marketing expenses primarily as a result of television advertising, a $7.6 million increase in employee expenses, predominantly corporate salaries, and a $8.1 million increase in corporate support costs, primarily professional service fees and occupancy costs.

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

Operating activities generated $27.4 million and $46.2 million of positive cash flow during the first nine months of fiscal 2007 and fiscal 2006, respectively. On a comparative year-to-year basis, the $18.8 million decrease in cash flows from operating activities in the first nine months of fiscal 2007 from the first nine months of fiscal 2006 resulted primarily from higher operating expenses and inventory purchases primarily related to our retail expansion and taking advantage of early payment discounts on approximately $28.4 million of inventory purchases, in addition to a decrease of $3.9 million in fees collected from our co-branded credit card program. This decrease was offset by increased revenues, an increase of $0.6 million in interest income collected, and a decrease in income taxes paid of $6.3 million. We collected $27.5 million in tenant allowances during each of the first nine months of fiscal 2007 and 2006.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $91.1 million and $80.5 million during the first nine months of fiscal 2007 and fiscal 2006, respectively. Capital expenditures in the first nine months of fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 54 additional premium retail stores, two day spas, two merchandise clearance outlet stores and 14 premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in the first nine months of fiscal 2006 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 51 additional premium retail stores, six day spas, three merchandise clearance outlet stores and 15 premium retail stores under construction.

Cash outflows from financing activities were $2.9 million during the first nine months of fiscal 2007 compared with cash inflows from financing activities of $10.5 million during the first nine months of fiscal 2006. During the first nine months of fiscal 2007, cash outflows related to the purchase and retirement of our common stock of $7.8 million, partially offset by cash inflows of $4.9 million related to stock option exercises and the purchase of shares under our employee stock purchase plan. During the first nine months of fiscal 2006, cash inflows related to stock option exercises and the purchase of shares under our employee stock purchase plan. Between November 4, 2007 and the data we filed this report, we repurchased and retired an additional $17.2 million of our common stock.

As a result of the foregoing, we had $156.6 million in consolidated working capital at November 3, 2007, compared with $173.3 million at February 3, 2007. Our consolidated current ratio was 1.78 at November 3, 2007, compared with 2.13 at February 3, 2007. We had no outstanding short-term or long-term bank debt at November 3, 2007 or February 3, 2007.

Capital expenditures for the full year in fiscal 2007 are expected to be in the range of $120 million to $125 million, primarily associated with the premium retail store expansion, store-related expenditures, and office space expansion and, to a lesser extent, investments in information technology, the testing of our day spa concept and other corporate-related capital expenditures.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under our current store rollout plan.

Future Outlook

Our business has been heavily impacted by the current challenging macroeconomic conditions. We continue to operate in a highly promotional retail selling environment characterized by low customer traffic. This environment, which continued into the fourth fiscal quarter, has had a negative impact on our gross margins and earnings. We believe the current conditions will continue during the remainder of fiscal 2007 and into the foreseeable future.

We expect our retail expansion to continue to be the key driver of future growth. We will continue to incur additional costs to support our retail expansion and improve existing information technology infrastructure while at the same time focusing on controlling costs and managing inventory levels. In addition to focusing on our core competencies of a compelling product and providing exceptional customer service, we are focused on developing successful marketing strategies to promote the brand across all three of our sales channels. We also anticipate that our direct sourcing strategy will continue to contribute to an increase in initial merchandise margins.

We believe that an effective implementation of these strategies will put us in a strong competitive position when there is an improvement in macroeconomic conditions.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following table summarizes our minimum contractual commitments and commercial obligations as of November 3, 2007 (in thousands):

	Payments Due in Fiscal Year
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations
Operating leases (a)	$653,382	$16,817	$139,318	$135,953	$361,294
Contractual commitments (b)	210,967	210,967	—	—	—
Capital leases (c)	26,513	218	1,856	1,979	22,460
Other long-term liabilities (d) (e)	11,886	546	3,465	1,126	6,749

Total	$902,748	$228,548	$144,639	$139,058	$390,503

a.	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Some lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.
b.	Contractual commitments include inventory purchase orders of $203.4 million and construction commitments of $7.5 million. We expect to pay all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.
c.	The weighted average interest rate of the capital leases is approximately 7.9 percent. Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months. Payments represent the principal amounts due of $11.5 million, accrued interest of $28,000 and interest expense to be incurred of approximately $15.0 million.
d.	Other long-term liabilities primarily include amounts on our November 3, 2007 condensed consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.0 million, $3.2 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.5 million. The payments above relating to the $3.2 million retention program, of which $2.6 million will be paid during the next twelve months, do not include $2.2 million of additional compensation that is to be recognized over the employees’ remaining service periods.

The timing of cash flows associated with the supplemental executive retirement plan is uncertain and subject to change based upon circumstances not necessarily within our control.

e.	We have excluded $120.2 million and $7.7 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Subsequent to November 3, 2007, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of December 7, 2007 our operating lease commitments increased by $6.9 million.

As of November 3, 2007 we had $35.0 million in letters of credit issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended November 3, 2007, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of November 3, 2007. Based on that evaluation, our Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 3, 2007.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2007 we installed the first phase of a new enterprise resource planning system (“ERP”), for general ledger, financial reporting, payroll, accounts payable, non-merchandise purchasing, fixed assets and human resources. As a result, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that these actions constitute a change in internal control over financial reporting that is reasonably likely to materially affect our internal controls over financial reporting. We implemented this first of phase of a new ERP system in the third quarter of 2007, and we will not complete the testing of the operating effectiveness of these changes to our internal controls over financial reporting until the fourth quarter.

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

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the three months ended November 3, 2007 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy is the retail store expansion. As of November 3, 2007, we operated 294 premium retail stores. We have since opened an additional 10 premium retail stores in the fiscal 2007 fourth quarter for a total of 304 premium retail stores currently in operation. We plan to open a total of 66 premium retail stores in fiscal 2007. We believe we have the potential to grow our retail business to a total of 450 to 500 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

We are currently operating the Coldwater Creek ~ The Spa test concept in nine locations as we opened three more locations during the second half of our 2007 fiscal year. The other six locations have been open from nineteen to twenty-two months. We have not formed a conclusion as to the long-term prospects of this concept. To date, however, our day spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop day spas. Factors that could cause us to curtail or abandon the day spa concept include:

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

To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While integration efforts are ongoing, we completed the initial implementation of our financial and human resource systems of an enterprise resource planning system during the three months ended November, 3, 2007, and continue the implementation of our core merchandising system. Installing and integrating the various components of our management information systems carries substantial operational and regulatory risk, including loss of data or information, cost overruns, implementation delays, disruption of operations, and our potential inability to meet reporting requirements.

Demand for our merchandise is difficult to predict and our inability to accurately forecast demand may reduce our gross margins and earnings.

Customer demand for our merchandise is difficult to predict because it is influenced by factors such as the general economic climate and consumer confidence, as well as by customer preferences which change over time and vary from one geographic region to another. We continue to operate in a highly promotional retail selling environment together with lower customer traffic and challenging macroeconomic conditions. These conditions, which continued into the fourth fiscal quarter, have had a negative impact on our gross margins and earnings. We believe these conditions will continue during the remainder of fiscal 2007 and into the foreseeable future.

On average, we begin the design process for apparel nine to ten months before merchandise is available to customers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products and amplify the consequences of any misjudgments we might make.

If the demand for our merchandise is lower than expected we will be forced discount more merchandise, which reduces our gross margins and earnings. Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory in anticipation of lower demand and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

Our success is dependent upon our senior management team.

Future success depends largely on the efforts of Daniel Griesemer, President and Chief Executive Officer and Georgia Shonk-Simmons, President and Chief Merchandising Officer. The loss of either of these individuals or other key personnel could have a material adverse effect on the business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

The stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $25.67 per share and $7.70 per share, respectively, during the nine months November 3, 2007. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to their operating performance.

During the three months ended November 3, 2007 our Board of Directors authorized a program to repurchase up to $75 million of its common stock over the next 12 months. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase over the next 12 months in the open market or privately negotiated transactions up to $75 million in outstanding shares of its common stock. During the three months ended November 3, 2007, the Company had repurchased and retired 900,000 shares of its common stock at an average market price of $8.67 per share. All of the Company’s shares repurchases were executed in the open market and no shares were repurchased from related parties.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet Be Purchase Under the Plans or Programs (in thousands) (a)
August 5, 2007 - September 1, 2007	—	$—	—	$—
September 2, 2007 - October 6, 2007	—	$—	—	$—
October 7, 2007 - November 3, 2007	900,000	$8.67	900,000	$67,197

Total	900,000	$8.67	900,000	$67,197

(a)	Between November 4, 2007 and the date of this report, we repurchased and retired an additional 2,065,790 shares of our common stock at an average market price of $8.32 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
31.1	Certification by Daniel Griesemer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 13th day of December 2007.

COLDWATER CREEK INC.

By:	/s/ Daniel Griesemer
Daniel Griesemer
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Timothy O. Martin
Timothy O. Martin
Senior Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Daniel Griesemer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002