Form 10-K
period 2008-02-02
COLDWATER CREEK INC
filed 2008-04-02
CIK 1018005

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2008
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒            NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)            YES ☐            NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 4, 2007, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the NASDAQ was approximately $1,197,865,000.

         There were 90,838,841 shares of the registrant's $0.01 par value common stock outstanding on March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended February 2, 2008
Table of Contents

"We", "us", "our", "Company" and "Coldwater", unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

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

        We maintain an Internet web site at www.coldwatercreek.com. (This web site address is for informational purposes only and is not intended to provide an active link or to incorporate any web site information contained therein by its reference into this document.) We make available, free of charge, through our web site our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports have been electronically filed with the SEC.

General

        We are a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.15 billion in net sales in fiscal 2007. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through our retail and direct segments. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000. Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service.

Coldwater Creek Brand

        The Coldwater Creek brand is synonymous with a sophisticated yet relaxed and casual lifestyle. To maintain and strengthen this brand image we focus our merchandising efforts on the design and development of unique, colorful items with an emphasis on comfort and quality fabrics that provide easy care. Our merchandise is fashionable but not trendy and includes clothing for each aspect of our customer's lifestyle, including soft career, casual weekend wear and special occasion.

        We seek to present a consistent brand image throughout all of our marketing and promotion activities. The primary initiatives in fiscal 2007 were aimed at retaining existing customers and attracting new customers while building overall brand awareness. National magazine advertising, catalogs and e-mail campaigns were used to support these initiatives.

        One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of advertisements in national magazines. These advertisements are designed to drive traffic and sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Advertisements are placed in high-circulation magazine publications popular with our customer such as Good Housekeeping, Better Homes & Gardens, Country Living, Southern Living, Martha Stewart and Woman's Day.

        As a direct-to-consumer retailer we have been able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and geographic proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefits to be gained.

        Customer service has always been a hallmark of the Coldwater Creek brand. In fiscal 2007, we continued our focus on providing customers with an exceptional shopping experience through our employee training and customer service recognition programs. We seek to predominantly hire our customers, as we believe they are in the best position to provide knowledge and understanding of our customer's needs.

        To ensure that our customer receives the same level of exceptional customer service, ongoing training is provided for all store and customer contact center personnel. The training is focused on company culture, customer service methods and expectations, and product knowledge. To ensure we are providing the level of service customers have come to expect, we monitor secret shopper scores, customer comments, conversion rates and other operational metrics on a daily basis. In addition, our customer service programs are designed to facilitate our multi-channel approach. We accept returns through any channel regardless of the initial point of purchase. We also provide in-store web kiosks and assist customers in ordering items through our web site if the desired merchandise is unavailable at their local premium retail store.

Our Multi-Channel Approach

        Since the opening of our first premium retail store in November 1999, we have gradually evolved from a direct marketer to a multi-channel specialty retailer. Our merchandise is offered through two distinct operating segments, retail and direct. Our retail segment includes an expanding base of premium retail stores and outlet stores along with our day spa locations while the direct segment encompasses our direct-to-consumer business through e-commerce and phone and mail operations. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores. This multi-channel approach also allows us to cross-promote the brand and provide customers with convenient access to our merchandise, regardless of their preferred shopping method.

        Information regarding segment performance is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. Additionally, selected financial data for our segments is presented in Note 18 to our consolidated financial statements.

Retail Segment

        Our retail stores are designed to reflect the brand's focus on a casual, unhurried lifestyle, encouraging customers to relax and enjoy their shopping experience. Our prominent storefront display windows, logo signage and soft curved archway provide an inviting atmosphere to our shoppers. Store interiors combine an appealing mix of wood décor, stone accents, and other natural materials and colors. Thoughtfully designed merchandise fixtures, water features and leather chairs also help to create a warm, comfortable environment. We also promote and market our retail stores through the use of national magazine advertising and the Coldwater Creek catalog.

        We continue to conduct four key seasonal sales events per year in the premium retail stores. Excess merchandise is cleared primarily through our 30 outlet stores and our e-commerce channel. Unlike many other retailers that specifically develop and produce items for sale through their outlet locations, we use outlets exclusively to manage overstocked premium merchandise.

        We believe there is an opportunity for us to grow our premium retail store base to between 500 to 550 stores in more than 280 identified markets nationwide over the next three to five years. In fiscal 2007, we opened 66 premium retail stores, increasing our total premium store count to 306, covering 188 markets. Approximately 45 percent of these stores are located in traditional malls, 50 percent in lifestyle centers and five percent in street locations. In addition to our 306 premium retail stores we also had 30 merchandise clearance outlets in operation at the end of fiscal 2007.

        We currently plan to open approximately 50 premium retail stores during fiscal 2008, nine of which are planned for opening in the first quarter, six in the second quarter, 16 in the third quarter and 19 in the fourth quarter. Approximately 69 percent of these new stores will be located in lifestyle centers, 29 percent in traditional malls and two percent in street locations. New premium retail stores will average approximately 6,000 square feet. As of March 28, 2008, four stores have been opened in the first quarter of fiscal 2008, for a premium retail total store count of 310.

        Each new store location is identified, analyzed and presented for approval through a collaborative process between our real estate and business intelligence departments. The real estate department uses its experience and current market knowledge to identify potential locations based upon an overall market plan. The business intelligence department then analyzes each location by extracting data and information from our own extensive customer database and combining it with external demographic information. This comprehensive analysis includes such information as projected sales, average consumer age and income level, buying habits and the retail location of competitors within the same trade area.

        A key component in the success of our retail expansion strategy is adequate warehouse and distribution capacity. To ensure adequate capacity is continuously available, we made the decision in fiscal 2005 to expand our Mineral Wells, West Virginia distribution center. The expansion was completed in the second half of fiscal 2006, increasing the size of our distribution center to 960,000 square feet. We believe the newly expanded facility will provide the capacity required to support our retail expansion goals.

        Coldwater Creek ~ The Spa    During fiscal 2007, we continued to test our Coldwater Creek ~ The Spa concept in nine locations. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Our day spas are staffed with experienced professionals in all treatment areas. Each day spa, which averages approximately 5,400 square-feet in size, features a relaxed setting through a soft wood décor that is accented with complementary color palettes and ambient lighting. Our six initial day spas are located in close proximity to an existing premium retail store. The three day spa locations opened during the second half of fiscal 2007 are adjacent to one of our premium retail stores and are connected to the store via an internal pass-through. We believe this creates an opportunity for us to cross-market Coldwater Creek retail stores and Coldwater Creek ~ The Spa.

Direct Segment

        The direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or though the mail. The direct segment began with the mailing of our first catalog in 1985 and was expanded in 1999 to include our e-commerce business. Our e-commerce web site and catalogs feature full color photographs, graphics and artwork. Utilizing a proprietary process, we primarily present our apparel "off-figure," leaving the customer to decide if an item of merchandise or ensemble is right for her based upon its inherent style and design. All web site and catalog pages are designed by an in-house team of artists, copywriters and editors to ensure a consistent presentation of the Coldwater Creek brand.

        Our Web site    We use the e-commerce web site, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The web site features the entire full-price merchandise offering found in our catalogs. It also serves as an efficient promotional vehicle for the disposition of excess inventory. Customers are driven to the web site primarily by catalogs, national magazine advertisements and an e-mail campaign program. In addition, we participate in a sales commission-based program whereby numerous popular Internet search engines and consumer and charitable web sites provide hotlink access to our web site.

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

        The Spirit catalog offers merchandise at higher price points, featuring fine fabrics and upscale detailing such as fully lined jackets. Along with apparel offered in sophisticated fabrics like linen and matte jersey, the Spirit assortment also features merchandise designed for easy care travel, including items in knit and cotton twills. In connection with our fiscal 2008 initiatives discussed in "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations," we made the decision to discontinue the Spirit catalog in early fiscal 2008.

        As previously discussed, the Coldwater Creek catalog is designed to drive traffic to our premium retail stores, exclusively featuring merchandise that can be found in these stores. As such, this title is primarily mailed into markets where we have a premium retail store. While the catalog is designed to increase retail segment sales, we believe it also contributes, albeit to a lesser extent, to direct segment sales.

        The Gifts-to-Go catalog offers a varied assortment of the most popular items from our Northcountry line, and in the past has also featured merchandise from our Spirit catalog. This catalog is mailed each year during the holiday shopping season and serves the gift-giving needs of our customers.

        Customer Contact Centers    We have three customer contact centers located in Coeur d'Alene, Idaho, Mineral Wells, West Virginia, and Sandpoint, Idaho. Customer contact center personnel receive comprehensive, ongoing training on the Coldwater Creek culture, expectations of exceptional customer service, and product knowledge. Certain personnel receive more extensive product training and are available to respond to customer inquiries. These Product Specialists can be quickly patched into a three-way call with individual customers and contact center agents to answer highly specific questions about any of the merchandise we offer.

        If a customer visiting our e-commerce web site has questions about products, web site navigation or order placement they can request assistance from a knowledgeable customer contact center agent through the online instant help option. Customer contact center agents respond to inquiries in an average of seven to ten seconds through live-chat technology. Requests or questions sent via e-mail receive a personalized reply, rather than an automated response, within an average of fifteen minutes.

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

Merchandise

        We design and develop all of our apparel either in-house or through collaboration with independent designers. To ensure our designers stay abreast of trends in styles and fabrics, we opened our New York design studio during fiscal 2004. Our New York design team merges the latest fashion trends with our customer's preferences to build an overall vision that guides the design and development of our seasonal merchandise assortment.

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

Direct Sourcing

        Our apparel has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past three years, however, we have begun to work directly with foreign manufacturers, launching our direct sourcing initiative in the third quarter of fiscal 2004. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our apparel. We believe these benefits result in faster speed to market, improved quality and higher initial merchandise margins.

        To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of fiscal 2005 and an office in India in the first quarter of fiscal 2006, with additional staff located in Guatemala. These sourcing offices work closely with direct sourcing personnel located at our corporate headquarters. In connection with our strategic initiatives discussed below, we made the decision in January of fiscal 2007 to eliminate our operations in Guatemala.

        The primary functions of these offices are product development and production management as well as ensuring compliance with our code of conduct and monitoring program. Foreign office personnel are involved in selecting foreign manufacturers, ensuring adequate factory capacity and negotiating prices and delivery terms. Our sourcing offices also provide samples of fabrics, colors and prints that are being developed in their region. Once a purchase order is issued, production management personnel work directly with foreign manufacturers to ensure merchandise is produced according to our exact specifications, including fabric quality and color, fit and design. The opportunity to verify conformance to these specifications throughout the manufacturing process provides more control over the quality of our end product. Personnel also oversee the timeliness of the production process, from the initial receipt of fabric to merchandise shipment, resulting in improvements in inventory planning and control.

        Approximately 15 percent of our apparel was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. For fiscal 2007 we have reached our goal of sourcing approximately 50 percent of the apparel units purchased and expect to reach a target of approximately 60 percent of the units purchased by the end of fiscal 2008. This expansion of our direct sourcing is a multi-year initiative which we expect will ultimately result in approximately 70 percent of our inventory being sourced directly. As we increase the percentage of total apparel that is purchased directly from manufacturers, the number of domestic importers with whom we currently contract will decrease. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.

Customer Loyalty Programs

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

Competition

        The women's retail apparel market is highly competitive. Competitors range from specialty apparel retail companies such as Chico's, Talbots, Christopher & Banks and Ann Taylor to small single channel catalog, e-commerce and retail store companies. We also compete with national department store chains such as Macy's, Nordstrom, Dillard's and JC Penney, along with discount retailers that offer women's apparel and accessories, such as Kohl's and Target.

        We believe that we compete principally on the basis of our high-quality, distinctive merchandise selection and exceptional customer service. We also believe that an integrated, multi-channel sales strategy enhances our ability to compete in the marketplace by providing convenient access to our merchandise, regardless of our customer's preferred shopping method.

Social and Environmental Responsibility

        We have always been aware of the potential social and environmental impacts of the apparel manufacturing process. As such, we are committed to sourcing our products in a responsible manner, respecting both the countries in which we have a business presence, and the business partners that manufacture our products.

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

        In addition, we have joined Business for Social Responsibility, a global organization that assists member companies in the achievement of success in ways that respect ethical values, people, communities and the environment. Through the many tools offered by this organization, and the collaboration with other member companies, we will continue to develop and strengthen our social compliance program. As a member of Business for Social Responsibility, we, along with nine other internationally known brands, became charter members of the Apparel Water Quality Working Group. Water is a natural resource that can be significantly impacted by the apparel manufacturing process. The focus of this group is the development of a single set of standards for monitoring and improving water quality in the production of apparel.

        In addition, we have implemented the LEED (Leadership in Energy and Environmental Design) Green Building Rating System for Commercial Interiors in our store development. In August of 2006, we began powering 100 percent of our operations with wind energy. Today, every kilowatt hour of energy we use company-wide is provided by renewable "green" power. These initiatives are in keeping with Coldwater Creek's goals of reducing our impact on the environment and creating healthy surroundings for our employees and customers.

        In 2007, we completed our third year as a national sponsor for the Susan G. Komen Race for the Cure® for breast cancer awareness and research. We also sponsor various local community organizations and events and encourage our employees to be actively involved in their communities.

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

        Additionally, changes in state and local tax laws, such as temporary changes associated with "tax holidays" and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation.

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

Employees

        As of February 2, 2008, we had 3,394 full-time employees and 9,777 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Trademarks

        Our registered trademarks include Coldwater Creek®, Coldwater Creek Spirit®, Coldwater Creek The Spa® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise and brand.

Available Information

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

        Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge on the investor relations portion of our web site at www.coldwatercreek.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our web site address does not constitute incorporation by reference of the information contained on the web site, and the information contained on the web site is not part of this document.

Item 1A.    Risk Factors

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

        Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. Declines in consumer spending on apparel and accessories could reduce our revenues, gross margins and earnings. During fiscal 2007 we operated in a highly promotional retail selling environment accompanied by lower customer traffic and challenging macroeconomic conditions. These conditions, which have continued into the first quarter of fiscal 2008, have had a negative impact on our revenues, gross margins and earnings. We believe these conditions will continue during the remainder of fiscal 2008. Additionally, what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, had a negative impact on our revenues, gross margins and earnings in 2007. We have recently announced changes in our business strategy that we hope over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. These initiatives will take time to implement and there is no assurance that these initiatives will be successful or that they will have any positive effect on our operating results.

        Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences, which can vary by season and from one geographic region to another. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products and amplify the consequences of any misjudgments we might make.

        If the demand for our merchandise is lower than expected we will be forced to discount more merchandise, which reduces our gross margins and earnings. Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

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

        The key driver of our growth strategy continues to be the retail store expansion. As of February 2, 2008, we operated 306 premium retail stores. We have since opened an additional four stores in the first quarter of fiscal 2008 for a total of 310 premium retail stores currently in operation. We plan to open approximately 50 premium retail stores in fiscal 2008. We believe we have the potential to grow our retail business to a total of 500 to 550 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

        Though it is our present intention to open approximately 50 new stores in fiscal 2008, we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

The retail store model requires us to incur substantial financial commitments and fixed costs that we will not be able to recover if a store is not successful.

        The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store's design, leasehold improvements, fixtures, and information and management systems, it would be costly for us to close a store that does not prove successful.

The day spa test concept may be abandoned at any time.

        We are currently operating the Coldwater Creek ~ The Spa test concept in nine locations. We opened three of these locations during the second half fiscal 2007. The other six locations have been open approximately two years. We have not formed a conclusion as to the long-term prospects of this concept, although we have no current plan to build additional spas. To date, however, our day spa test has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. There is no assurance that the test of this concept will be successful or that we will continue to develop day spas. Factors that could cause us to curtail or abandon the day spa concept include:

  •
  unexpected or increased costs or delays in the concept's development;

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

  •
  improve and integrate our management information systems and controls;

  •
  efficiently manage the upgrade of certain equipment at our distribution center; and

  •
  attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

        To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While integration efforts are ongoing, we completed the initial implementation of our financial and human resource systems of an enterprise resource planning system during the second half of fiscal 2007, and continue the implementation of our core merchandising system. Installing and integrating the various components of our management information systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, and our potential inability to meet reporting requirements.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

        The direct business depends largely on our ability to fulfill orders on a timely basis, and the direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in the distribution center and stores. As we grow the retail business, we may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may become unable to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control. If we were required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of our recent initiative to consolidate more merchandise purchases with fewer vendors, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured, which could result in lost sales and a decline in customer satisfaction. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur expensive air freight charges, which would negatively impact our margins.

Increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

        We expect to continue to expand our direct sourcing program and to source more apparel directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. During fiscal 2007 we were the importer of record for approximately 50 percent of total apparel purchases and we anticipate that we will be the importer of record on approximately 60 percent of total apparel purchases for fiscal 2008, with the ultimate target being 70 percent. This will expose us to new and greater risks and uncertainties, the occurrence of which could substantially impact our ability to source apparel through foreign vendors and to realize any perceived cost savings. We will be subject to, among other things:

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

        Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. Consequently, regardless of how we source our merchandise, we are exposed to the uncertainties of relying on foreign vendors for our merchandise.

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

        We face substantial competition from discount retailers, such as Kohl's and Target, for basic elements in our merchandise lines, and net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers. We expect this price deflation to continue as a result of the expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we continue to source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

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

        As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, regardless of condition. We make allowances in financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the web site, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed our expectations would result in adjustments to the sales return accrual and to cost of sales and could have a material and adverse affect on financial condition, results of operations and cash flows.

We may be unable to manage significant increases in the costs associated with the catalog business, which could affect results of operations.

        We incur substantial costs associated with catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Significant increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase catalog production costs and result in lower profits for the catalog business. Most of our catalog-related costs are incurred prior to mailing, and as such we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Moreover, customer response rates have been unpredictable in recent years, particularly for mailings to prospective customers. Because the catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by the catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Our success is dependent upon key personnel

        Our future success depends largely on the contributions and abilities of key executives and other employees. The loss of any of our key employees could have a material adverse effect on the business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

        Additionally, changes in state and local tax laws, such as temporary changes associated with "tax holidays" and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of sales taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation.

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

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $25.67 per share and $3.80 per share, respectively, during fiscal 2007. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to their operating performance.

        In October of fiscal 2007, our Board of Directors authorized a program to repurchase up to $75 million of its common stock over the next 12 months. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

The largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

        Dennis Pence, our Chairman of the Board of Directors may be deemed to beneficially own directly and indirectly approximately 17.2 percent of outstanding common stock as of March 28, 2008. Ann Pence, our former Vice Chairman, may be deemed to beneficially own, directly and indirectly, approximately 20.0 percent of outstanding common stock as of March 28, 2008. Either Dennis Pence or Ann Pence acting independently, could have significant influence over any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the company, which may adversely affect the market price of common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

  •
  authorizing the Board to designate and issue "blank check" preferred stock;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    PROPERTIES

Stores, Distribution Center and Corporate Facility

        Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of February 2, 2008 are set forth below:

Facility	Address	Owned/ Leased	Approximate Size
Corporate Offices(a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	270,000 sq. ft.
East Coast Operations Center, including Distribution and Customer Contact Center	100 Coldwater Creek Drive Mineral Wells, West Virginia	Leased	960,000 sq. ft.
Coeur d'Alene, Idaho Customer Contact Center	751 West Hanley Avenue Coeur d'Alene, Idaho	Leased	60,000 sq. ft.
Foreign sourcing offices	Various foreign locations	Leased	17,000 sq. ft.
New York Design Studio	New York City, NY	Leased	9,000 sq. ft.
306 Premium Retail Stores(b)(d)	Various U.S. locations	Leased	1,783,000 sq. ft.
30 Outlet Stores(c)	Various U.S. locations	Leased	198,000 sq. ft.
9 Day Spas(e)	Various U.S. locations	Leased	49,000 sq. ft.

  (a)
  Our corporate offices include approximately 176,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, spa, virtual retail stores, photo studio, employee training center and various corporate departments.

  (b)
  As of February 2, 2008 our premium retail stores averaged approximately 5,800 square feet in size per store. The lease base terms of our premium retail stores are generally ten years.

  (c)
  As of February 2, 2008 our outlet stores averaged approximately 6,600 square feet in size. The lease base terms of our outlet stores are generally five years.

  (d)
  During the first quarter of fiscal 2007 we began classifying our resort store as a premium retail store.

  (e)
  As of February 2, 2008 our day spas average approximately 5,400 square feet in size. The lease base terms of our day spas are generally ten years.

        We believe that our corporate offices, distribution center and customer contact centers will meet our operational needs for the foreseeable future.

        The following table summarizes the geographic location of our stores at the end of fiscal 2007 and fiscal 2006:

	As of February 2, 2008			As of February 3, 2007
	Premium Retail Stores	Outlet Stores	Day Spas	Premium Retail Stores	Resort and Outlet Stores	Day Spas
Alabama	7	1	—	4	1	—
Arizona	9	—	—	6	—	—
Arkansas	3	—	—	3	—	—
California	26	2	3	26	2	2
Colorado	7	1	1	7	1	1
Connecticut	7	—	—	6	—	—
Delaware	—	2	—	—	2	—
Florida	17	—	1	10	—	—
Georgia	10	1	—	8	1	—
Idaho	2	—	—	2	—	—
Illinois	16	1	1	12	—	1
Indiana	6	2	—	4	2	—
Iowa	4	1	—	4	—	—
Kansas	2	—	—	2	—	—
Kentucky	3	—	—	3	—	—
Louisiana	4	—	—	3	—	—
Maine	1	1	—	1	1	—
Maryland	4	—	—	3	—	—
Massachusetts	9	—	—	6	—	—
Michigan	11	1	—	9	1	—
Minnesota	9	—	—	8	—	—
Mississippi	1	—	—	1	—	—
Missouri	8	1	—	8	1	—
Montana	3	—	—	2	—	—
Nebraska	3	—	—	2	—	—
Nevada	3	—	—	3	—	—
New Hampshire	2	—	—	2	—	—
New Jersey	10	—	—	5	—	—
New Mexico	2	—	—	2	—	—
New York	11	2	—	8	1	—
North Carolina	10	—	—	8	—	—
North Dakota	1	—	—	1	—	—
Ohio	14	1	—	9	1	—
Oklahoma	2	—	—	2	—	—
Oregon	6	1	1	5	1	1
Pennsylvania	11	2	—	6	1	—
Rhode Island	1	—	—	1	—	—
South Carolina	5	1	—	4	1	—
South Dakota	1	—	—	1	—	—
Tennessee	7	1	—	6	1	—
Texas	25	1	2	18	1	1
Utah	2	—	—	1	—	—
Vermont	1	1	—	1	1	—
Virginia	6	2	—	5	2	—
Washington	7	1	—	6	1	—
West Virginia	1	1	—	1	—	—
Wisconsin	5	2	—	4	2	—
Wyoming	1	—	—	—	1	—

Total	306	30	9	239	26	6

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth the name, current age and current position of our executive officers as of March 28, 2008:

Name	Age	Positions Held
Daniel Griesemer	48	President, Chief Executive Officer and Director
Georgia Shonk-Simmons	56	President, Chief Merchandising Officer and Director
Timothy O. Martin	39	Senior Vice President and Chief Financial Officer
Dan Moen	36	Senior Vice President and Chief Information Officer
Gerard El Chaar	47	Senior Vice President of Operations
Brett K. Avner, Ph.D.	58	Senior Vice President of Human Resources

        Daniel Griesemer has served as President, Chief Executive Officer and Director since October 30, 2007. Prior to that appointment, Mr. Griesemer served as our President and Chief Operating Officer since March 2007. From January 2005 to March 2007, Mr. Griesemer served as our Executive Vice President of Sales and Marketing. From April 2004 to January 2005, Mr. Griesemer served as our Executive Vice President of Retail. From October 2001 to April 2004, Mr. Griesemer served as our Senior Vice President of Retail. Prior to joining Coldwater Creek, from 1989 to 2000, Mr. Griesemer held a number of progressively responsible positions with, and ultimately served as Divisional Merchandise Manager for Gap Inc. From 1983 to 1989, Mr. Griesemer worked in a variety of positions at Macy's, Inc.

        Georgia Shonk-Simmons has served as a Director since January 1, 2001. Since September 26, 2002, Ms. Shonk-Simmons has served as our President and Chief Merchandising Officer. From January 1, 2001 to September 25, 2002, Ms. Shonk-Simmons served as our President and Chief Executive Officer. From April 1999 to December 2000, Ms. Shonk-Simmons served as President of our Catalog & Retail Sales Division. Ms. Shonk-Simmons joined us as Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk-Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., a publicly-held, international retailer. Prior to that, from 1981 to 1994, Ms. Shonk-Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk-Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

        Timothy O. Martin has served as Senior Vice President and Chief Financial Officer since September 1, 2007. Prior to that appointment, Mr. Martin served as our Vice President of Finance and Chief Accounting Officer since February 2007. From August 2006 to January 2007, Mr. Martin served as our Vice President of Finance. Prior to joining Coldwater Creek, Mr. Martin served as Vice President of Finance/Global Commercial Operations for Amgen Inc., a multi-billion dollar pharmaceutical company from August 2003 to May 2006. Prior to that, he held management-level finance positions at Gap Inc. from April 2001 to August 2003.

        Dan Moen has served as our Senior Vice President and Chief Information Officer since September 20, 2004. From June 2004 to September 2004, Mr. Moen served as our Interim Vice President and Chief Information Officer. From July 2003 to May 2004, Mr. Moen served as our Vice President of Marketing and Business Intelligence. From October 2002 to June 2003, Mr. Moen served as our Divisional Vice President of Business Intelligence. From August 2001 to September 2002, Mr. Moen served as our Divisional Vice President of Marketing. From August 2000 to July 2001, Mr. Moen was the Data Warehouse Manager for InfoSpace, Inc.. From June 1999 to July 2000, Mr. Moen was our Director of Database Marketing for Network Commerce. From May 1995 to May 1999, Mr. Moen was employed by Coldwater Creek in various capacities in our Marketing Department.

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

        Brett K. Avner, Ph.D.    has served as Senior Vice President of Human Resources since November 2006. Prior to joining Coldwater Creek, Mr. Avner was employed by Chico's FAS, Inc. from May 2005 until September 2006, most recently as Senior Vice President of Human Resources. From April 1993 until May 2005, Mr. Avner served as Vice President of Human Resources at Victoria's Secret in the Stores Division of Limited Brands, Inc.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

        Our common stock has been quoted on the NASDAQ under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 28, 2008, we had 6,784 stockholders of record and 90,838,841 shares of $0.01 par value common stock outstanding.

        The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2007:
First Quarter	$22.53	$17.05
Second Quarter	$25.67	$19.04
Third Quarter	$21.10	$7.70
Fourth Quarter	$8.84	$3.80
Fiscal 2006:
First Quarter	$29.54	$18.97
Second Quarter	$30.54	$19.70
Third Quarter	$30.21	$19.93
Fourth Quarter	$30.95	$18.16

        We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future.

Stock repurchase program

        On October 11, 2007, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase over the next 12 months in the open market or privately negotiated transactions up to $75 million in outstanding shares of its common stock. During fiscal 2007, the Company repurchased and retired 2,965,790 shares of its common stock at an average market price of $8.42 per share. All of the Company's shares repurchases were executed in the open market and no shares were repurchased from related parties.

        During the third quarter of fiscal 2007, the Company repurchased and retired 900,000 shares of its common stock. Set forth below is information regarding the Company's stock repurchases during the fourth quarter of the fiscal year ended February 2, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (in thousands)
November 4, 2007-December 1, 2007	2,065,790	$8.32	2,065,790	$50,000
December 2, 2007-January 5, 2008	—	$—	—	$—
January 6, 2007-February 2, 2008	—	$—	—	$—

Total	2,065,790	$8.32	2,065,790	$50,000

Performance Graph

        The following graph compares the cumulative five-year total return to shareholders on Coldwater Creek Inc.'s common stock to the cumulative total returns of the NASDAQ Composite Index, as well as Old and New peer groups. The companies in the Old Peer Group are: Ann Taylor Stores Corp., Chicos FAS Inc, Nordstrom Inc and Talbots Inc. The companies in the new peer group are: Ann Taylor Stores Corp., Chicos FAS Inc, Christopher & Banks Corp. and Talbots Inc. Nordstom Inc has been removed from the peer group and replaced by Christopher & Banks Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock, in each of the peer groups, and the index on February 1, 2003 and its relative performance is tracked through February 2, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Coldwater Creek Inc., The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

    *    $100 invested on 2/1/03 in stock or 1/31/03 in index-including reinvestment of dividends. Index calculated on month-end basis.

	2/03	4/03	7/03	10/03	1/04	4/04	7/04	10/04	1/05
Coldwater Creek Inc.	100.00	78.95	129.55	150.24	177.09	250.08	342.87	419.39	498.10
NASDAQ Composite	100.00	109.83	131.09	146.36	156.84	146.97	144.82	151.77	158.35
New Peer Group	100.00	124.51	149.05	179.89	174.70	184.46	179.97	163.79	183.86
Old Peer Group	100.00	113.03	132.51	172.54	194.00	193.90	209.84	197.56	220.77

4/05	7/05	10/05	1/06	4/06	7/06	10/06	2/07	4/07	7/07	10/07	2/08
456.92	756.71	737.58	850.99	1146.13	816.97	1249.84	783.77	848.53	807.13	366.88	288.17
147.70	167.46	163.54	179.18	181.71	163.92	185.70	193.92	198.26	200.22	225.04	186.99
188.57	263.42	244.37	279.92	263.89	208.63	226.97	192.16	214.03	171.59	133.41	106.81
232.17	332.95	312.96	367.52	335.85	278.80	349.10	369.50	378.88	318.88	257.58	240.62

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        The information required by this item concerning equity compensation plans is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

        The following statement of operations and balance sheet data have been derived from audited financial statements, including those appearing elsewhere herein. The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere herein. All information is presented in thousands except per share, average square feet per store and store count data.

	Fiscal Year Ended(a)
	February 2, 2008(b)	February 3, 2007(c)(d)	January 28, 2006	January 29, 2005	January 31, 2004
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$1,151,472	$1,054,611	$779,663	$590,310	$518,844
Gross profit	$450,183	$471,007	$352,778	$254,108	$202,489
Net income (loss)	$(2,488)	$55,372	$41,570	$29,130	$12,279
Net income (loss) per common share—Basic	$(0.03)	$0.60	$0.45	$0.33	$0.15
Net income (loss) per common share—Diluted	$(0.03)	$0.59	$0.44	$0.32	$0.15
Weighted average common shares outstanding—Basic	92,801	92,616	91,488	87,692	81,251
Weighted average common shares outstanding—Diluted	92,801	94,485	94,365	90,743	82,374
Selected Channel Data:
Net Sales:
Retail	$775,082	$664,170	$454,538	$296,227	$194,624
Direct:
Internet	271,041	263,656	198,265	162,225	148,308
Phone and mail	105,349	126,785	126,860	131,858	175,912

Total Direct	$376,390	$390,441	$325,125	$294,083	$324,220
Selected Operating Data:
Total catalogs mailed	128,551	118,690	113,000	108,000	118,000
Average premium retail store size in square feet	5,800	5,600	5,500	5,700	6,700
Balance Sheet Data:
Cash and cash equivalents	$62,479	$148,680	$131,856	$111,204	$45,754
Working capital	$115,750	$173,319	$132,010	$116,488	$51,643
Total assets	$624,259	$580,475	$458,410	$324,586	$211,659
Total long-term debt, including capital leases(e)	$14,467	$1,008	$—	$—	$—
Stockholders' equity	$301,863	$317,456	$248,397	$198,279	$118,184
Premium Retail Store Count:
Beginning of the fiscal year(f)	240	174	114	66	41

Opened in the first quarter	12	9	5	5	3
Opened in the second quarter	8	13	17	18	4
Opened in the third quarter	34	29	27	18	15
Opened in the fourth quarter	12	14	11	7	3

End of the fiscal year	306	239	174	114	66

  a)
  References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year end is the Saturday nearest January 31st. This floating fiscal year end typically results in thirteen-week fiscal quarters and a 52 week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a 53 week fiscal year. The 2006 fiscal year was a 53 week fiscal year.

  b)
  Effective February 4, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes (FIN 48). The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. See Note 2 to our consolidated financial statements for further information.

  c)
  Effective January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R) using the modified prospective method. See Note 2 to our consolidated financial statements for further information.

  d)
  On February 2, 2008 we adopted the provisions of Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)", resulting in a $3.2 million decrease in stockholders' equity. See Note 2 to our consolidated financial statements for further information.

  e)
  As of February 2, 2008, we maintained a $60.0 million line of credit. As of the date of this report we have not borrowed under this facility. See Note 6 to our consolidated financial statements for further information.

  f)
  As of February 4, 2007, we reclassified our Jackson Hole, WY store from a resort to a premium store.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 2, 2008. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

        The following narrative is designed to provide readers of our financial statements with a detailed analysis of the business through the eyes of management. This includes an analysis of financial condition, results of operations, liquidity and capital resources and various other factors that may affect future results. Management's Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

  •
  Coldwater Creek Profile

  •
  Fiscal 2008 Initiatives

  •
  Other Developments

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

        References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year end typically results in thirteen-week fiscal quarters and a 52 week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a 53 week fiscal year. Our current fiscal year ended February 2, 2008 (fiscal 2007) consists of 52 weeks while the fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks and the fiscal year ended January 28, 2006 (fiscal 2005) consisted of 52 weeks. The 53rd week did not have a material impact on our results of operations or financial position for the year ending February 3, 2007.

Coldwater Creek Profile

        Coldwater Creek is a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.15 billion in net sales in fiscal 2007. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000. Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels. For a more detailed description of our business, see Item 1—"Business" of Part I of this report.

        We currently have two operating segments: retail and direct. We believe there is an opportunity for us to grow our premium retail store base to 500 to 550 stores in more than 280 identified markets nationwide over the next three to five years. In fiscal 2007, we opened 66 premium retail stores, increasing our total premium store count to 306, covering 188 markets. Approximately 45 percent of these stores are located in traditional malls, 50 percent in lifestyle centers and five percent in street locations. In addition to our 306 premium retail stores we also had 30 merchandise clearance outlets in operation at the end of fiscal 2007.

        We currently plan to open approximately 50 premium retail stores during fiscal 2008, nine of which are planned for opening in the first quarter, six in the second quarter, 16 in the third quarter and 19 in the fourth quarter. Approximately 69 percent of these new stores will be located in lifestyle centers, 29 percent in traditional malls and two percent in street locations. New premium retail stores will average approximately 6,000 square feet. As of March 28, 2008, four stores have been opened in the first quarter of fiscal 2008, for a premium retail total store count of 310.

        Though it is our present intention to open approximately 50 new stores in fiscal 2008, we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

        One of the primary vehicles for attracting new customers to the Coldwater Creek brand has been the placement of advertisements in national magazines. These advertisements are designed to drive traffic and sales to all channels, while promoting a heightened awareness of the Coldwater Creek brand. Our investment in national magazine advertisements decreased to $22.8 million in fiscal 2007 from $24.2 million in fiscal 2006. During fiscal 2008, we plan to spend approximately $10 million related to our national branding campaign.

        Our merchandise is currently offered through three core catalog titles: Northcountry, Spirit and Coldwater Creek. In addition, we periodically distribute a holiday oriented Gifts-to-Go catalog. We differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. Approximately 128.6 million catalogs were mailed in fiscal 2007 compared to the approximately 118.7 million mailed in fiscal 2006. We currently plan to mail approximately 104.5 million catalogs in fiscal 2008. In connection with our fiscal 2008 initiatives discussed below we made the decision to discontinue the Spirit catalog in early fiscal 2008.

        In the first quarter of fiscal 2005, we introduced the Coldwater Creek catalog. This catalog differs from our other catalog titles in that it exclusively features merchandise available in our premium retail stores and is designed to encourage customers to shop at our stores. As such, it is mailed into markets where a premium retail store is located. The catalog supplements our other catalog titles, communicating with customers in between catalog mailings and notifying them of current promotions in the premium retail store. During fiscal 2007, we mailed approximately 30.1 million Coldwater Creek catalogs compared to the 20.5 million mailed during fiscal 2006. A contributing factor to this increase was our retail expansion which provided us with the opportunity to mail the Coldwater Creek catalog into additional markets. In fiscal 2008 we plan to mail approximately 31.5 million Coldwater Creek catalogs.

Fiscal 2008 Initiatives

        During fiscal 2007 we operated in a highly promotional retail selling environment accompanied by lower customer traffic and challenging macroeconomic conditions. These conditions, together with what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, had a negative impact on our revenues, gross margins and earnings. Our efforts in fiscal 2008 will be focused on certain initiatives which we believe will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. These key initiatives include:

  •
  Increased focus on product and customer experience

  •
  Restoration of the full price heritage of the Coldwater Creek brand

  •
  Shift in marketing approach

  •
  Increased efficiency in the use of resources

        Increased focus on product and customer experience    Our product and the customer experience are the foundation of all decision making at Coldwater Creek. Our highest priority is to improve our product as we believe that our success depends on having compelling product offerings for our customer. We are committed to returning to the look and feel that the Coldwater Creek brand originally represented, rooted in the west, comfortable and casual, refocusing on quality, fit and consistency.

        In connection with improving our product we are lowering our SKU count by at least 20 percent in order to provide a more focused and cohesive offering. We believe that the SKU reduction will allow us to focus our efforts towards fewer styles enabling us to better execute on our product offerings. In addition to expanding our direct sourcing from 50 percent to approximately 60 percent in fiscal 2008, we are also working towards reducing our retail inventories per square foot by an average of 15 percent in fiscal 2008.

        Restoration of the full price heritage of the Coldwater Creek brand    We are committed to restoring the full price heritage to our brand by being more prudent with promotional activity and discounting. Specifically, we plan to limit the frequency, length, duration, and amount of our overall promotion cadence. We expect to refine our promotional approach to feature fewer, but more targeted campaigns. We believe that prudently managing our promotions and discounting, accompanied with lowering our SKU count, reducing our retail inventories per square foot, and expanding our direct sourcing program, is critical to improving margins and returning to our full price heritage.

        Shift in marketing approach    Historically, we have used a broad based marketing strategy of national magazine advertising and increasing catalog circulation, with television advertising on a test basis. We are now shifting to a more point of sale, in store focus. Our efforts will be focused on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We believe this more focused approach will result in a reduction in our spending in 2008 by approximately $35 million. Our more focused marketing approach will include a more selective use of national magazine advertising, catalog circulation (including the Coldwater Creek catalog), e-mail campaigns, and customer loyalty programs.

        Increased efficiency in the use of resources    In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. In January 2008, we eliminated 65 of our corporate support positions as a first step in executing on our initiatives for fiscal 2008. We believe our current personnel infrastructure will position us for sustained growth in the future. There were no positions eliminated in the Company's retail stores, distribution center or customer contact centers.

        We are also continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate growth. During fiscal 2007, we continued activities to enhance or replace several fundamental systems, such as our inventory planning and allocation, financial and human resources systems. During the second half of fiscal 2007, we completed the initial implementation of our new financial and human resources systems. In addition, we continue to make improvements in our distribution infrastructure, processes and technology in order to expedite the flow of merchandise through our distribution center with the goal of moving product more quickly to our direct customers and premium retail stores.

        We believe that a successful execution on these initiatives will position ourselves into a strong competitive position when there is an improvement in macroeconomic conditions.

Other Developments

        Senior Management    On October 3, 2007, we announced that Daniel Griesemer will serve as Coldwater Creek's Chief Executive Officer, replacing Dennis Pence. Mr. Pence will continue to serve as Coldwater Creek's Chairman and a member of the Board of Directors. Mr. Griesemer's appointment became effective October 30, 2007.

        On August 15, 2007, we announced that Timothy O. Martin will serve as Coldwater Creek's Senior Vice President and Chief Financial Officer, replacing Melvin Dick. Mr. Martin's appointment became effective September 1, 2007.

        Stock Repurchase Program    In October 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Purchases under the program may be made from time-to-time in the open market, through privately negotiated transactions, through block trades, Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares that may be repurchased under the program and the program may be discontinued at any time, without prior notice. As of February 2, 2008, we had repurchased and retired 2,965,790 shares of our common stock at an aggregate purchase price of approximately $25.0 million.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended February 2, 2008 as compared to the fiscal year ended February 3, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	February 2, 2008	% of net sales	February 3, 2007	% of net sales	$ change	% change
Net sales	$1,151,472	100.0%	$1,054,611	100.0%	$96,861	9.2%
Cost of sales	701,289	60.9%	583,604	55.3%	117,685	20.2%

Gross profit	450,183	39.1%	471,007	44.7%	(20,824)	(4.4)%
Selling, general and administrative expenses	460,852	40.0%	387,112	36.7%	73,740	19.1%

Income (loss) from operations	(10,669)	(0.9)%	83,895	8.0%	(94,564)	(112.7)%
Interest, net and other	6,793	0.6%	7,672	0.7%	(879)	(11.5)%

Income before income taxes	(3,876)	(0.3)%	91,567	8.7%	(95,443)	(104.2)%
Income tax provision (benefit)	(1,388)	(0.1)%	36,195	3.4%	(37,583)	(103.8)%

Net income (loss)	$(2,488)	(0.2)%	$55,372	5.3%	$(57,860)	(104.5)%

Effective income tax rate	35.8%		39.5%

Net Sales

        Net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

        Net sales increased during fiscal 2007 as compared with fiscal 2006 primarily due to the addition of 66 premium retail stores and 4 merchandise clearance outlet stores since February 3, 2007. This increase in net sales was offset by a decrease in comparable premium store sales during fiscal 2007 as compared with fiscal 2006. We also experienced an overall decrease in net sales in our direct segment as net sales from our phone and mail channel decreased while being partially offset by a slight increase in net sales from our internet channel.

        Comparable premium retail(1) store sales growth by quarter are as follows:

	Percentage increase (decrease)		Premium Retail Store Base
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Fourth Quarter	(19.2)%	2.3%	190	131
Third Quarter	(13.6)%	9.9%	178	116
Second Quarter	(6.0)%	13.3%	172	113
First Quarter	7.3%	9.6%	148	97

(1)
We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store comparable provides a better view of the growth pattern of the premium retail store base.. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

        We believe our sales performance for fiscal 2007 was negatively impacted by a highly promotional retail environment accompanied by difficult macroeconomic conditions and an over-assortment of merchandise that did not differentiate us from our competitors. In fiscal 2007, we experienced a decline in premium retail store traffic of 6.5% and a decrease in average transaction value of premium retail stores of 6.1% as compared to fiscal 2006. The decrease in average transaction value in 2007 was primarily due to higher levels of markdowns and discounts due to increased promotional and clearance activity, including the discounts associated with our national magazine advertisements.

        During fiscal 2007 we increased our national magazine advertising circulation by 1.5 percent compared to fiscal 2006. Catalog circulation also increased by 9.9 million or 8.3 percent during the same period, from 118.7 million catalogs to 128.6 million catalogs. The increase in circulation was primarily due to additional Coldwater Creek and Clearance catalog mailings. We also added approximately 605,000 net new names to our e-mail database since February 3, 2007 along with more targeted e-mail campaigns, which resulted in an additional 23.5 percent or 124.4 million emails being delivered in fiscal 2007 as compared to fiscal 2006.

        Shipping fees received from customers for delivery of merchandise increased $1.1 million from $46.9 million in fiscal 2006 to $48.0 million in fiscal 2007. We also experienced a decrease in co-branded credit card marketing fee revenue and royalty revenue of $0.6 million and $0.1 million, respectively.

Cost of Sales/Gross Profit

        The gross profit rate decreased by 5.6 percentage points primarily due to increased promotional and clearance activity, decreased leveraging of retail occupancy costs, and inventory write-downs related to aged and slow moving inventory. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative and higher purchase volumes related to the retail expansion.

        Our gross profit rate decreased 2.3 percentage points in fiscal 2007 as compared to fiscal 2006, as a result of an increase in markdowns and discounts, including those discounts related to national magazine advertisements, partially offset by higher initial merchandise markups. Our gross profit rate was also negatively impacted by a $9.4 million, or 1.1 percentage point, inventory write-down related to aged and slow moving inventory. Also, a decrease in the leveraging of our buying and distribution costs, shipping and handling costs, and retail occupancy costs reduced our gross profit rate by approximately 0.4, 0.1, and 1.7 percentage points, respectively.

Selling, General and Administrative Expenses

        As a percentage of net sales, selling, general and administrative expense (SG&A) increased by 3.3 percentage points in fiscal 2007 as compared with fiscal 2006. This increase was the result of a 1.8 percentage point increase in employee expenses, a 0.6 percentage point increase in overhead costs, and a 0.9 percentage point increase in marketing expenses.

        Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee salaries, wages, taxes and benefits as we continue to increase staffing to support our expanding retail store base. Employee expenses were also impacted by increased stock-based compensation of $1.5 million and increased net periodic pension cost on our Supplemental Executive Retirement Plan of $2.0 million, primarily as a result of a net curtailment loss related to the retirement of the Chief Executive Officer and Chief Financial Officer. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog circulation and the testing of television advertising. The reduced leveraging in SG&A expenses is primarily due to the decrease in comparable store sales.

Interest, Net and Other

        The decrease in interest, net and other for fiscal 2007 as compared with fiscal 2006 is primarily the result of lower interest income earned on a lower average cash balances and lower interest rates, and higher interest expense primarily related to additional capital leases.

Provision for Income Taxes

        The benefit for income taxes for fiscal 2007 as compared to the provision in fiscal 2006 was the result of a pre-tax loss, resulting in a tax benefit of $1.4 million.

Segment Results

        We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	February 2, 2008	% of Net Sales	February 3, 2007	% of Net Sales	% Change
Net sales:
Retail	$775,082	67.3%	$664,170	63.0%	16.7%
Direct
Internet	271,041	23.6%	263,656	25.0%	2.8%
Phone and mail	105,349	9.1%	126,785	12.0%	(16.9)%

Total Direct	376,390	32.7%	390,441	37.0%	(3.6)%

	$1,151,472	100.0%	$1,054,611	100.0%	9.2%

Segment operating income:
Retail	$76,585		$107,566		(28.8)%
Direct	55,878		98,595		(43.3)%

	$132,463		$206,161		(35.8)%

        The following table reconciles segment operating income to income from operations (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	% Change
Segment operating income	$132,463	$206,161	(35.8)%
Corporate and other	(143,132)	(122,266)	17.1%

Income (loss) from operations	$(10,669)	$83,895	(112.7)%

Retail Segment

Sales

        The $110.9 million increase in retail segment net sales for fiscal 2007 as compared with fiscal 2006 is primarily the result of the addition of 66 premium retail stores, four merchandise clearance outlet stores and three day spas since February 3, 2007, which was partially offset by a decrease in net sales in our comparable premium retail stores as disclosed in the table above under net sales.

        Also included in the retail segment net sales growth during fiscal 2007 as compared with fiscal 2006 was an additional $9.4 million in net sales from merchandise clearance outlet stores combined with an additional $6.3 million in net sales from our day spa concept. These increases were offset by a reduction of $0.6 million in co-branded credit card program fee and royalty revenue. In addition to the increase in our store base, we believe increased promotional and clearance activity, and increased circulation in both national magazine advertisements and catalogs also contributed to our retail segment net sales.

Segment Operating Income

        Retail segment operating income rate expressed as a percentage of retail segment sales for fiscal 2007 as compared with fiscal 2006 decreased by 6.3 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise margins associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, resulted in a 1.7 percentage point decline in merchandise margins. In addition, our retail segment operating income rate was negatively impacted by a $4.1 million, or a 0.7 percentage point, inventory write-down related to aged or slow moving inventory. Retail segment operating income rate was also negatively impacted by a 1.5 percentage point reduction in the leveraging of retail store occupancy costs, a 1.4 percentage point increase in employee expense, a 0.4 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.6 percentage point reduction in the leveraging of certain overhead costs, primarily shipping supplies. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

        Costs related to the day spa concept, which are included in the above analysis, decreased our overall retail segment operating income rate by approximately 1.4 percentage points in fiscal 2007 compared to approximately 1.7 percentage points in fiscal 2006.

Direct Segment

Sales

        The direct segment net sales decreased $14.1 million during fiscal 2007 as compared to fiscal 2006. The decrease was driven by a 16.9 percent decrease in Catalog business net sales, offset by a 2.8 percent increase in Internet business net sales.

        Internet business net sales grew during the period as a result of increased promotional and clearance activity, the addition of approximately 605,000 net new names to our e-mail database since February 3, 2007, increased e-mail circulation 23.4 percent or 122.9 million e-mails to customers in fiscal 2007 than in fiscal 2006 along with more targeted e-mail campaigns.

        Catalog business net sales experienced a 16.9 percent decline during fiscal 2007 as compared to fiscal 2006. Catalog net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels as we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in catalog net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

        Included in the direct segment net sales decrease was an additional $0.1 million reduction in co-branded credit card program fee and royalty revenue, offset by an increase in direct shipping revenue of $1.4 million during fiscal 2007 as compared to fiscal 2006.

Segment Operating Income

        Direct segment operating income rate expressed as a percentage of direct sales for fiscal 2007 decreased 10.4 percentage points as compared with fiscal 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing resulted in a 3.6 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by a $5.3 million, or a 1.8 percentage point, inventory write-down related to aged or slow moving inventory. The direct segment operating income rate was also negatively impacted by reduced leveraging of marketing and overhead costs which resulted in a 3.3 percentage point and 1.0 percentage point decline in direct segment operating income rate, respectively. Reduced leveraging of employee expenses contributed to a decrease of 0.7 percentage points.

Corporate and Other

        Corporate and other expenses increased $20.9 million in fiscal 2007 as compared to fiscal 2006. This increase is primarily the result of:

  •
  a $4.5 million increase in marketing expenses primarily as a result of the testing of television advertising in the first half of fiscal 2007;

  •
  a $7.2 million increase in employee expenses, predominantly corporate salaries and benefits;

  •
  a $6.0 million increase in occupancy costs primarily as a result of increased depreciation, facilities maintenance and taxes;

  •
  a $3.2 million increase in corporate support costs, primarily professional service fees and shipping supplies.

Fiscal 2006 Compared With Fiscal 2005

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended February 3, 2007 as compared to the fiscal year ended January 28, 2006. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	February 3, 2007	% of Net Sales	January 28, 2006	% of Net Sales	$ Change	% Change
Net sales	$1,054,611	100.0%	$779,663	100.0%	$274,948	35.3%
Cost of sales	583,604	55.3%	426,885	54.8%	156,719	36.7%

Gross profit	471,007	44.7%	352,778	45.2%	118,229	33.5%
Selling, general and administrative expenses	387,112	36.7%	287,058	36.8%	100,054	34.9%

Income from operations	83,895	8.0%	65,720	8.4%	18,175	27.7%
Interest, net, and other	7,672	0.7%	4,186	0.5%	3,486	83.3%

Income before income taxes	91,567	8.7%	69,906	8.9%	21,661	31.0%
Income tax provision	36,195	3.4%	28,336	3.6%	7,859	27.7%

Net income	$55,372	5.3%	$41,570	5.3%	$13,802	33.2%

Effective income tax rate	39.5%		40.5%

Net Sales

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

        We began reporting comparable premium store sales in the fiscal 2006 second quarter as we concluded we had reached a comparable premium store retail base size at this time that provides for a meaningful comparison.

        Comparable premium retail store sales growth by quarter is as follows:

	Percentage increase		Premium Retail Store Base
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Fourth Quarter	2.3%	21.6%	131	86
Third Quarter	9.9%	6.8%	116	69
Second Quarter	13.3%	12.7%	113	67

        In addition to the opening of new premium retail stores and comparable stores sales growth, net sales for fiscal 2006 benefited from a 128 percent increase in national magazine advertising circulation as compared with fiscal 2005. Catalog circulation also increased by five percent during the same period due primarily to additional Coldwater Creek catalog mailings, which are designed to drive premium retail store sales. Increased e-mail frequency along with the addition of approximately 169,000 net new names to our e-mail database since the end of fiscal 2005 resulted in a 43 percent increase in e-mail circulation which also contributed to our net sales growth.

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

Cost of Sales/Gross Profit

        The gross profit rate decreased 0.5 percentage points primarily due to increased promotional activity and discounts as well as costs related to our day spa concept that was introduced in fiscal 2006. The decrease in gross profit rate was partially offset by higher initial merchandise markups associated with the direct sourcing initiative, improved leveraging of retail occupancy costs and buying and distribution costs.

        The costs associated with our day spa concept decreased the gross profit rate in fiscal 2006 by approximately 0.5 percentage points. Discounts, including those related to national magazine advertisements increased due to higher promotional activity, including clearance activity in the fiscal 2006 fourth quarter compared to the prior year, partially offset by higher initial merchandise markups, resulted in a decline of approximately 0.2 percentage points. Improved leveraging of our retail occupancy costs and buying and distribution costs, partially offset by an increase in shipping and handling costs, increased our gross profit rate by approximately 0.2 percentage points. Gross profit rate for fiscal 2006 benefited from the recognition of co-branded credit card program fee and royalty revenue of $11.2 million compared to $3.8 million in fiscal 2005.

Selling, General and Administrative Expenses

        Fiscal 2006, SG&A expenses increased as compared to fiscal 2005, primarily as the result of increased employee expenses. This increase was driven mainly by increased salaries and wages for retail administrative and store employee staff and related taxes and benefits as we continue to build personnel to support the expanding retail store base. National magazine advertisements also contributed to the SG&A expense increase as circulation grew by 128 percent as compared to the prior year.

        As a percentage of net sales, SG&A expenses improved 0.1 percentage points in fiscal 2006 as compared to fiscal 2005. This improvement in SG&A expenses was the result of a 1.8 percentage point decrease in catalog expense, partially offset by a 0.9 percentage point increase in marketing and advertising expenses and a 0.8 percentage point increase in employee expenses. Marketing and advertising expense increases were driven primarily by national magazine advertising and retail store promotions. Employee expenses increased as the result of retail administrative and store employee wages, salaries and related taxes and benefits in addition to increases in stock-based compensation expense related to the adoption of SFAS 123R. Catalog expense decreased, as a percentage of net sales, as the retail segment continues to represent a larger portion of net sales.

Interest, Net and Other

        The increase in interest, net and other for fiscal 2006 as compared to fiscal 2005 is the result of higher interest income earned on the investment of a higher average cash balance, as well as higher average interest rates.

Provision for Income Taxes

        The increase in the provision for income taxes for fiscal 2006 as compared to fiscal 2005 was the result of higher pre-tax income. The decrease in the effective income tax rate for the same periods is primarily the result of a release of interest accrued on positions taken in prior year returns in which the statute of limitations expired and a shift to qualified performance-based executive compensation programs which are now fully deductible for tax purposes. These decreases to our effective rate were partially offset by stock option expense recorded for incentive stock options, related to our adoption of SFAS 123R, which is not deductible for tax purposes.

Segment Results

        We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	February 3, 2007	% of Net Sales	January 28, 2006	% of Net Sales	% Change
Net sales:
Retail	$664,170	63.0%	$454,538	58.3%	46.1%
Direct
Internet	263,656	25.0%	198,265	25.4%	33.0%
Phone and mail	126,785	12.0%	126,860	16.3%	(0.1)%

Total Direct	390,441	37.0%	325,125	41.7%	20.1%

	$1,054,611	100.0%	$779,663	100.0%	35.3%

Segment operating income:
Retail	$107,566		$82,783		29.9%
Direct	98,595		71,600		37.7%

	$206,161		$154,383		33.5%

        The following table reconciles segment operating income to income from operations (in thousands).

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	% Change
Segment operating income	$206,161	$154,383	33.5%
Corporate and other	(122,266)	(88,663)	37.9%

Income from operations	$83,895	$65,720	27.7%

Retail Segment

Sales

        The $209.6 million growth in retail segment net sales for fiscal 2006 as compared to fiscal 2005 is primarily the result of the addition of 65 premium retail stores since the end of fiscal 2005. In addition, we experienced growth in our comparable premium retail stores during fiscal 2006 as compared to fiscal 2005, as disclosed in the table above under net sales.

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

Segment Operating Income

        Retail segment operating income rate for fiscal 2006 as compared to fiscal 2005 decreased by 2.0 percentage points. This decrease was driven primarily by a 1.7 percentage point increase related to costs (primarily overhead, product and service costs and other employee expenses) associated with the day spa concept. In addition, increased promotional activity, including fourth quarter clearance activity, partially offset by improvements in merchandise margins related to higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion contributed 0.4 percentage points to the decline in retail segment operating income rate. The rate was also reduced by an increase in employee, marketing, and certain distribution costs of 0.3 percentage points, 0.2 percentage points and 0.1 percentage points, respectively. Offsetting these decreases was a 0.7 percentage point improvement in retail store occupancy costs predominantly related to leveraging these costs over increased comparable premium retail store sales.

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

        Sales through our phone and mail channel remained relatively flat year over year, experiencing a decline of 0.1 percent.

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

Corporate and Other

        Corporate and other expenses increased $33.0 million in fiscal 2006 as compared to fiscal 2005. This increase is primarily the result of:

  •
  a $12.4 million increase in marketing expenses primarily related to our national branding campaign;

  •
  an $8.9 million increase in employee expenses, consisting predominantly of corporate salaries and benefits;

  •
  an $11.7 million increase in corporate support costs, primarily depreciation and professional service fees.

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

Liquidity and Capital Resources

        In recent fiscal years, we financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from our May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience fluctuations, we may occasionally utilize our bank credit facility.

        On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for an unsecured revolving line of credit of up to $60.0 million and allowing us to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender's prime rate. The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012.

        Operating activities generated $52.4 million, $110.6 million and $103.3 million of positive cash flow during fiscals 2007, 2006 and 2005, respectively.

        On a comparative year-to-year basis, the $58.2 million decrease in cash flows from operating activities in fiscal 2007 from fiscal 2006 resulted primarily from higher operating expenses and inventory purchases, including accelerated payments of $36.4 million on inventory purchases to take advantage of early payment discounts, primarily related to our retail expansion. We also experienced a decrease in cash collected on tenant allowances of $5.6 million as total cash collected was $35.7 million in fiscal 2007 as compared to $41.3 million in fiscal 2006. Operating cash flows also decreased as a result of a decrease of $7.1 million in fees collected from our co-branded credit card program and a decrease in cash collected on interest income of $1.1 million. This decrease was offset by increased revenues and lower taxes paid of $17.6 million in fiscal 2007 as compared to fiscal 2006.

        On a comparative year-to-year basis, the $7.3 million increase in cash flows from operating activities in fiscal 2006 from fiscal 2005 resulted primarily from increased revenues, fees collected from our co-branded credit card program of $9.2 million and an increase in interest income collected of $4.1 million. We also experienced an increase in cash collected on tenant allowances of $23.5 million as total cash collected was $41.3 million in fiscal 2006 as compared to $17.8 million in fiscal 2005. This increase was offset by higher operating expenses and inventory purchases primarily related to our retail expansion, in addition to an increase in income taxes paid of $19.3 million. Also offsetting the increase in cash flows from operating activities was approximately $9.0 million in tax deduction benefits related to stock option exercises that were recorded in cash flows from financing activities in fiscal 2006, that would have been recorded in cash flows from operating activities if we had not adopted SFAS 123R in fiscal 2006. The amount of tax deduction benefits recorded as an operating cash inflow in fiscal 2005 were approximately $5.0 million.

        Cash outflows from investing activities principally consisted of capital expenditures which totaled $121.3 million, $106.2 million and $80.8 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

        Capital expenditures in fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 66 additional premium retail stores, three day spas, four merchandise clearance outlet stores and 15 premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2006 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 65 additional premium retail stores, and to a lesser extent our opening of three new outlet stores, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2005 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 60 additional premium retail stores and three outlet stores and the expansion of our corporate headquarters.

        Cash outflows from financing activities were $19.9 million during fiscal 2007 compared with cash inflows from financing activities of $12.5 million and $2.6 million for fiscal 2006 and 2005, respectively. During fiscal 2007, cash outflows related to the purchase and retirement of our common stock of $25.0 million were partially offset by cash inflows of $5.2 million related to stock option exercises, purchases of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options. The cash inflows in fiscal 2006 and fiscal 2005 were derived from activity related to stock option exercises, including tax deduction benefits that beginning in fiscal 2006 are recorded as a financing activity as a result of our adoption of SFAS 123R.

        As a result of the foregoing, we had $115.8 million in working capital at February 2, 2008, compared with $173.3 million at February 3, 2007. Our current ratio was 1.69 at February 2, 2008, compared with 2.13 at February 3, 2007. We had no outstanding borrowing under our credit facility at February 2, 2008 or February 3, 2007.

        Capital expenditures for the full year in fiscal 2008 are expected to be approximately $88.0 million, primarily associated with the premium retail store expansion, store-related expenditures, and office space expansion and, to a lesser extent, investments in information technology, the testing of our day spa concept and other corporate-related capital expenditures.

        We believe that cash on hand and working capital, along with cash flow from operations and, if necessary, available borrowings from the credit facility will be sufficient to fund current operations and retail store openings under our current store rollout plan.

Future Outlook

        During fiscal 2007 we operated in a highly promotional retail selling environment accompanied by lower customer traffic and challenging macroeconomic conditions. These conditions which have continued into the first quarter of fiscal 2008, have had a negative impact on our sales, gross margins and earnings. We believe the current conditions will continue during the remainder of fiscal 2008.

        We expect our retail expansion to continue to be the key driver of future growth. As we execute on our fiscal 2008 initiatives that we have previously discussed we will continue to incur additional costs to support our retail expansion and improve existing information technology infrastructure while at the same time focusing on controlling costs. We believe that an effective implementation of these initiatives will put us in a strong competitive position when there is an improvement in macroeconomic conditions.

Critical Accounting Policies and Estimates

        Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Note 2 to our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about effects of matters that are inherently uncertain. The most significant areas involving management judgments are described below. Actual results in these areas could differ from management's estimates.

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

        The ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time of purchase to any of our locations. The actual amount of sales returns we subsequently realize may fluctuate from estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the catalog or web site, timeliness of delivery and competitive offerings. We continually track subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the sales return accrual and cost of sales accordingly. Historically the difference between estimated sales returns and actual results has not been significant. Provisions for sales returns were as follows (in thousands):

	Balance at beginning of period	Additions charged to net income	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
January 28, 2006	$4,153	$80,269	$78,768	$217	$5,871
February 3, 2007	$5,871	$103,747	$103,436	$(461)	$5,721
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177

Customer Loyalty Programs

        We currently maintain a co-branded credit card program. Under this program, we receive from the issuing bank an upfront non-refundable marketing fee for each new account that is opened and activated. We have determined, given our continuing involvement, that the initial upfront marketing fee should be deferred and recognized into revenue over the estimated life of the related customer relationship. Our estimate of the life of the customer relationship is based on the historical buying patterns of our customers and is subject to change based on actual buying patterns. Any increase in the estimated customer relationship period would result in less revenue being recognized in a reporting period, while any decrease in the customer relationship period would result in more revenue being recognized in a reporting period. The change in our weighted average customer relationship period was not material for fiscal 2007, 2006 and 2005.

        We also earn a sales royalty related to the co-branded credit card program based on a percentage of purchases made by the holder of the credit card while the holder of the card earn points towards coupons which can be redeemed towards a future purchase of merchandise. The sales royalty that we earn is initially deferred and subsequently recognized into income as coupons are redeemed by the customer. In fiscal 2007 we introduced our onecreek customer loyalty program which entitles enrolled customers who maintain an annual level of spending to earn awards in the form of future discounts that can be redeemed towards a future purchase of merchandise. We allocate the consideration received from the customer between the goods purchased and the award earned based on their relative fair values. The consideration allocated to the award is recorded as deferred revenue and subsequently recognized as revenue over the redemption period. For both the royalty coupon awards and onecreek awards which we recognize revenue over the estimated redemption period (which is generally through the expiration date of the award) we estimate that a portion of the consideration that was originally deferred will not be redeemed by customers and we therefore recognize the portion that we expect never to be redeemed into income over the estimated redemption period ("breakage"). We determine our breakage rate based upon company-specific historical redemption patterns. If the actual redemption patterns were higher than our estimate, we would need to decrease our breakage factor which would result in a decrease in the amount of revenue recognized in the period of change. If the actual redemption patterns were lower than our estimate, we would need to increase our breakage factor which would result in an increase in the amount of revenue recognized in the period of change.

Inventory Valuation

        Our inventories consist of merchandise purchased for resale and are reflected, in the aggregate, on the balance sheet at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make subjective assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. During fiscal 2007 we experienced declining merchandise margins due to an increase in the amount of inventory being sold with markdowns and discounts. We also experienced lower customer traffic than originally anticipated which resulted in an increase in slow moving and aged inventory. These factors resulted in inventory write-downs of approximately $9.4 during fiscal 2007, of which $7.9 was recorded in the fourth quarter of fiscal 2007. Though we currently believe our inventory write-down is adequate based upon current forecasts which consider current and future selling prices, actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations.

Direct Response Advertising

        Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code that allows us to track the related sales. All direct costs associated with the development, production and circulation of direct response advertising are accumulated as prepaid marketing costs until such time as the related catalog is mailed or the related national magazine advertisement first appears in print. After that, these costs are reclassified as deferred marketing costs and are amortized into selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Our initial estimation of the expected sales realization cycle for a particular direct response advertisement is based upon, among other possible considerations, our historical sales and sell-through experience with identical or similar direct response advertisements, our understanding of then-prevailing fashion trends and influences, assessment of prevailing economic conditions and various competitive factors. We continually track our subsequent sales realization, compile customer feedback for indications of future performance, reassess the marketplace, compare the findings to our previous estimate and adjust amortization going forward.

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

        To determine the fair value of stock options on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less-subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The expected stock price volatility and option life assumptions require a greater level of judgment. Our expected stock-price volatility assumption is based upon a combination of both the implied and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns. We determine the expected life assumption based upon the exercise and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. If expected volatility or expected life were to increase, that would result in an increase in the fair value of our stock options which would result in higher compensation charges, while a decrease in volatility or the expected life would result in a lower fair value of our stock option awards resulting in lower compensation charges.

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

Impairment of Long-Lived Assets

        Long-lived assets, more specifically leasehold improvements and furniture and fixtures at our retail stores and day spas, are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, it is considered to be impaired and would be written down to its fair value. Except for the impairment loss of $0.6 that we recorded in fiscal 2007 related to certain retail stores, we have not experienced any events that would indicate a potential impairment of the assets relating to our retail stores and day spas, but if circumstances change we could be required to record a loss for the impairment of long-lived assets. For example, given the infancy of the day spa concept and based upon management's current expectations we do not believe an impairment of the related assets exists. If management's current expectations change, we could be required to record an impairment loss on assets related to the day spa concept.

Supplemental Executive Retirement Plan

        We maintain a Supplemental Executive Retirement Plan (SERP) for certain executive officers which is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions. We account for our SERP using an actuarial model as required by Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions, as amended by Statement of Financial Accounting Standards No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R). We are required to make certain assumptions in determining the projected benefit obligation such as a discount rate and rate of compensation increases for the participants. In addition, upon adoption we recorded prior service cost for the past service of eligible plan participants which is deferred and recognized as expense over the average estimated remaining service period of all the participants. Given the small number of participants in the plan, if a plan participant was to retire prior to their estimated retirement date it would result in an acceleration of the expense of the prior service costs ("curtailment loss"). The amount of the curtailment loss could be reduced by any reduction in the related benefit obligation for any portion of the benefits that the retired participant had not vested. For example, during fiscal 2007 we recorded a curtailment loss of approximately $2.2 million as the Chief Executive Officer and Chief Financial Officer, who were both plan participants, retired prior to their estimated retirement date. Currently, Ms. Shonk-Simmons and Mr. Griesemer are the only employees accruing benefits under our SERP.

Recently Issued Accounting Standards

        See Note 2 to our consolidated financial statements.

Off-Balance Sheet Liabilities and Other Contractual Obligations

        We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

        The following tables summarize our minimum contractual commitments and commercial obligations as of February 2, 2008 (in thousands):

	Payments Due in Fiscal Year
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Operating leases(a)	$658,798	$69,531	$142,139	$131,787	$315,341
Contractual commitments(b)	155,075	155,075	—	—	—
Capital leases(c)	26,562	985	2,084	2,072	21,421
Other financing obligations(d)	4,140	1,112	3,028	—	—
Other long-term liabilities(e)(f)	12,217	2,659	1,624	1,104	6,830

Total	$856,792	$229,362	$148,875	$134,963	$343,592

a.
We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums. Several lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

b.
Contractual commitments include inventory purchase orders of $150.7 million and construction commitments of $4.4 million. We expect to pay all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

c.
The weighted average interest rate on the capital leases is approximately 7.9 percent. Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months. Payments represent the principal amounts due of $11.7 million, accrued interest of $37,000 and interest expense to be incurred of approximately $14.8 million.

d.
Payments on other financing obligations represent interest expense to be incurred of approximately $0.5 million and principal amounts due in fiscal 2008 of approximately $0.9 million which has been recorded as a current liability and $2.7 million of principal due in fiscal years 2009 and 2010, which is recorded as a long-term liability.

e.
Other long-term liabilities primarily include amounts on our February 2, 2008 consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.5 million, $2.9 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.5 million. We expect payments of approximately $0.5 million during the next twelve months related to the supplemental executive retirement plan. The payments above relating to the $2.9 million retention program, of which $2.2 million will be paid during the next twelve months, do not include $1.7 million of additional compensation that is to be recognized over the employees' remaining service periods.

f.
We have excluded $122.8 million and $7.1 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

        Our only individually significant operating lease is for our distribution center and customer contact center located in Mineral Wells, West Virginia. During the third quarter of fiscal 2006, construction was completed on the 350,000 square-foot expansion to this distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. Our remaining lease commitment as of February 2, 2008 is approximately $76.3 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, day spas and to various equipment and technology.

        Subsequent to February 2, 2008, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of March 28, 2008 our operating lease commitments increased by $9.9 million.

        As of February 2, 2008 we had $31.5 million in letters of credit issued.

Related Party Transactions

        Ann Pence, who was the Vice Chairman of our Board of Directors until her retirement in August 2004, is a holder of more than five percent of our common stock. In connection with her retirement, and in recognition of her contributions as co-founder of the company, she was given the honorary title of Chairman Emeritus, and was extended certain post-retirement benefits. During the fiscal 2004 third quarter, we accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into consolidated selling, general and administrative expenses and offsets the impact of the current cost of providing post-retirement benefits. These amounts were immaterial to all periods presented.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have only been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended February 2, 2008, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek, Inc.
Sandpoint, Idaho

        We have audited the accompanying consolidated balance sheets of Coldwater Creek, Inc. and subsidiaries (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 2, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on January 29, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        As discussed in Note 2 to the consolidated financial statements, on February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
April 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of Coldwater Creek Inc.:

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Coldwater Creek Inc. and subsidiaries for the fiscal year ended January 28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coldwater Creek Inc. and subsidiaries for the fiscal year ended January 28, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
June 20, 2006

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	February 2, 2008	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,479	$148,680
Receivables	28,520	22,138
Inventories	139,993	126,953
Prepaid and other	17,246	13,626
Income taxes recoverable	14,265	—
Prepaid and deferred marketing costs	13,662	9,251
Deferred income taxes	8,073	6,000

Total current assets	284,238	326,648
Property and equipment, net	328,991	247,385
Deferred income taxes	7,680	2,070
Restricted cash	2,664	3,552
Other	686	820

Total assets	$624,259	$580,475

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,936	$85,412
Accrued liabilities	87,300	60,941
Deferred co-branded credit card revenue	5,252	5,385
Income taxes payable	—	1,591

Total current liabilities	168,488	153,329
Deferred rents	122,819	92,175
Deferred co-branded credit card revenue	7,064	8,771
Supplemental Employee Retirement Plan	8,041	7,046
Capital lease and other financing obligations	14,467	1,008
Other	1,517	690

Total liabilities	322,396	263,019

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 300,000,000 shares authorized, 90,796,551 and 93,168,138 shares issued, respectively	908	932
Additional paid-in capital	110,010	124,302
Accumulated other comprehensive loss	(2,014)	(3,225)
Retained earnings	192,959	195,447

Total stockholders' equity	301,863	317,456

Total liabilities and stockholders' equity	$624,259	$580,475

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$1,151,472	$1,054,611	$779,663
Cost of sales	701,289	583,604	426,885

Gross profit	450,183	471,007	352,778
Selling, general and administrative expenses	460,852	387,112	287,058

Income (Loss) from operations	(10,669)	83,895	65,720
Interest, net, and other	6,793	7,672	4,186

Income (Loss) before income taxes	(3,876)	91,567	69,906
Income tax provision (benefit)	(1,388)	36,195	28,336

Net income (loss)	$(2,488)	$55,372	$41,570

Net income (loss) per share—Basic	$(0.03)	$0.60	$0.45

Weighted average shares outstanding—Basic	92,801	92,616	91,488
Net income (loss) per share—Diluted	$(0.03)	$0.59	$0.44

Weighted average shares outstanding—Diluted	92,801	94,485	94,365

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Par Value					Total
Balance at January 29, 2005	90,979	$910	$98,861	$—	$—	$98,508	$198,279

Net income	—	—	—	—	—	41,570	41,570
Net proceeds from exercises of stock options	974	6	2,577	—	—	—	2,583
Proceeds receivable from exercises of stock options	—	—	48				48
Stock dividend	—	3	—	—	—	(3)	—
Excess tax benefit from exercises of stock options	—	—	5,003	—	—	—	5,003
Issuance of shares under the employee stock purchase plan	65	1	507	—	—	—	508
Deferred compensation on restricted stock units	—	—	1,251	(1,251)	—		—
Amortization of restricted stock compensation	—	—	—	337	—	—	337
Other issuances of common stock to employees	3	—	69	—	—	—	69

Balance at January 28, 2006	92,021	920	108,316	(914)	—	140,075	248,397

Net income	—	—	—	—	—	55,372	55,372
Net proceeds from exercise of stock options	1,097	11	3,113	—	—	—	3,124
Excess tax benefit from exercise of stock options	—	—	9,664	—	—	—	9,664
Issuance of shares under the employee stock purchase plan	16	—	371	—	—	—	371
Elimination of deferred compensation on adoption of SFAS 123R	—	—	(914)	914	—	—	—
Stock-based compensation	34	1	3,752	—	—	—	3,753
Adjustment to initially apply SFAS 158, net of tax benefit of $2.1 million	—	—	—	—	(3,225)	—	(3,225)

Balance at February 3, 2007	93,168	932	124,302	—	(3,225)	195,447	317,456

Net loss	—	—	—	—	—	(2,488)	(2,488)
Supplemental employee retirement plan liability adjustment, net of tax expense of $0.8 million	—	—	—	—	1,211	—	1,211

Comprehensive loss							(1,277)

Net proceeds from exercise of stock options	444	5	1,722	—	—	—	1,727
Excess tax benefit from exercise of stock options	—	—	2,523	—	—	—	2,523
Issuance of shares under the employee stock purchase plan	106	1	1,238	—	—	—	1,239
Stock-based compensation	44	—	5,241	—	—	—	5,241
Purchase and retirement of treasury stock	(2,965)	(30)	(25,016)	—	—	—	(25,046)

Balance at February 2, 2008	90,797	$908	$110,010	$—	$(2,014)	$192,959	$301,863

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
OPERATING ACTIVITIES:
Net income (loss)	$(2,488)	$55,372	$41,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,453	38,860	26,733
Stock compensation expense	5,241	3,753	337
Supplemental Employee Retirement Plan expense	3,475	1,444	315
Deferred rent amortization	(5,840)	(3,907)	(2,706)
Deferred income taxes	(8,457)	(1,585)	(2,111)
Excess tax benefit from exercises of stock options	(2,264)	(8,958)	—
Net (gain) loss on asset dispositions and impairments	1,746	843	(103)
Other	23	14	63
Net change in current assets and liabilities:
Receivables	(6,382)	6,676	(16,057)
Inventories	(13,040)	(40,644)	(22,557)
Prepaid and other and income taxes recoverable	(17,355)	(4,419)	(1,691)
Prepaid and deferred marketing costs	(4,411)	1,187	(3,533)
Accounts payable	(11,506)	8,552	23,459
Accrued liabilities	20,635	11,262	10,453
Income taxes payable	932	(122)	11,644
Deferred co-branded credit card revenue	(1,840)	5,616	8,540
Deferred rents	40,772	37,648	28,908
Other changes in non-current assets and liabilities	665	(1,006)	11

Net cash provided by operating activities	52,359	110,586	103,275

INVESTING ACTIVITIES:
Purchase of property and equipment	(121,263)	(106,215)	(80,792)
Proceeds from asset dispositions	1,673	—	—
Change in restricted cash	888	—	(4,453)
Repayments of employee loans	—	—	39

Net cash used in investing activities	(118,702)	(106,215)	(85,206)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	2,966	3,495	2,583
Excess tax benefit from exercises of stock options	2,264	8,958	—
Purchase and retirement of treasury stock	(25,046)	—	—
Payments on capital lease obligations	(42)	—	—

Net cash (used in) provided by financing activities	(19,858)	12,453	2,583

Net (decrease) increase in cash and cash equivalents	(86,201)	16,824	20,652
Cash and cash equivalents, beginning	148,680	131,856	111,204

Cash and cash equivalents, ending	$62,479	$148,680	$131,856

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$10,778	$1,000	$—
Property and equipment purchases not yet paid	7,644	5,750	5,219
Financing of software license and other assets	3,635	—	—
Reclassification of restricted cash from long-term assets to current assets	888	901	—
SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$683	$75	$120
Cash paid for income taxes	20,399	38,037	18,775

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

        Coldwater Creek Inc., together with its wholly-owned subsidiaries, a Delaware corporation headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, accessories, jewelry and gift items. We have two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or through the mail.

2. Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

  Fiscal Periods

        References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year-end typically results in thirteen-week fiscal quarters and a fifty-two week fiscal year, but occasionally will contain an additional week resulting in a fourteen-week fiscal fourth quarter and a fifty-three week fiscal year. This current fiscal year ended February 2, 2008 (fiscal 2007) consists of 52 weeks, while the fiscal years ended February 3, 2007 (fiscal 2006) consisted of 53 weeks and January 28, 2006 (fiscal 2005) consisted of 52 weeks.

  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. The following table provides a reconciliation of net loss to total other comprehensive loss as disclosed in the Consolidated Statements of Stockholders' Equity (in thousands):

Fiscal 2007
Net loss	$(2,488)
Amortization of unrecognized prior service cost	590
Unrecognized net actuarial loss	(363)
Effect of curtailments	1,758
Tax effect	(774)

Total comprehensive loss	$(1,277)

        There were no differences between comprehensive income and net income for the fiscal years ended February 3, 2007 and January 28, 2006. On February 3, 2007 we adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), and as a result, we recorded a charge of $3.2 million to accumulated other comprehensive loss, net of the related tax benefit.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. Examples of these estimates and assumptions are embodied in our sales returns accrual, customer loyalty programs, direct response advertising, stock-based compensation, Supplemental Executive Retirement Plan and our inventory obsolescence calculation. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.

  Revenue Recognition and Sales Return Estimate

        We recognize sales, including shipping and handling income and the related cost of those sales at the time of estimated receipt by the customer for orders placed from a catalog or on our e-commerce web site and at the point of sale for retail store transactions. We exclude the related sales tax from revenue as sales tax amounts are recorded on a net basis. We maintain an allowance for sales returns based on historical experience and future expectations.

        The allowance for sales returns (included in accrued liabilities) was as follows (in thousands):

	Balance at beginning of period	Additions charged to net income	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
January 28, 2006	$4,153	$80,269	$78,768	$217	$5,871
February 3, 2007	$5,871	$103,747	$103,436	$(461)	$5,721
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177

        Our policy regarding gift certificates and gift cards is to record revenue as certificates and cards are redeemed for merchandise. Prior to their redemption, amounts received from the sale of gift certificates and gift cards are recorded as a liability.

        Co-branded credit card    During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 104,000, 177,000 and 153,000 cards were activated in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We also receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise. The initial up-front marketing fee is deferred and recognized into revenue over the estimated customer relationship period. The sales royalty is deferred and subsequently recognized as revenue over the redemption period, adjusted for that portion of awards that we estimate will not be redeemed by customers ("breakage"). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

        Under the program, a onecreek customer can earn an award on each qualifying purchase that can be redeemed towards future purchases of merchandise. For awards that are earned on individual purchases, we have concluded that they represent significant incremental discounts and as a result, we allocate the consideration received from the customer between the goods purchased and the award earned based on their relative fair values. The consideration allocated to the award is recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for breakage. We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns. The deferred revenue related to these awards was approximately $1.2 million as of February 2, 2008.

        In addition, enrolled onecreek customers who maintain their annual minimum spending level also earn a yearly "birthday award". We have determined that this award does not represent a significant incremental discount and as a result account for it using the incremental cost approach. Under this approach we accrue a liability for the cost of award over the time period that the customer earns the award. This liability is reduced for that portion of the rewards that we estimate, based on our own historical experience, will not be redeemed by customers. The accrued liability related to the birthday gift coupons was approximately $0.2 million as of February 2, 2008.

  Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt instruments with an original maturity date of three months or less at the date of purchase. These instruments consist mainly of money market accounts.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Trade Accounts Receivable

        Our trade accounts receivable are associated primarily with credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest and are generally converted to cash in two to three days.

  Inventories

        Inventories primarily consist of merchandise purchased for resale. Inventory in our distribution center is stated at the lower of first-in, first-out cost or market. Inventory in our premium retail stores, resort and outlet stores and day spas is stated at the lower of weighted average cost or market.

  Advertising Costs

        Direct response advertising includes catalogs and national magazine advertisements which contain an identifying code that allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $107.8 million, $96.8 million and $81.4 million for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

        Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $26.3 million, $16.7 million and $10.5 million for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively are included in selling, general and administrative expenses.

  Property and Equipment

        Property and equipment, including any major additions and improvements made to property and equipment, are recorded at cost. Minor additions and improvements, as well as maintenance and repairs that do not materially extend the useful life of property or equipment, are charged to operations as incurred. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations. Gain (loss) on disposal of assets was ($1.1) million, ($0.8) million and $0.1 million for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

        Depreciation and amortization expense is computed using the straight-line method. The estimated useful lives for buildings and land improvements are fifteen to thirty years. The estimated useful lives for furniture and fixtures, technology hardware and internal use software and machinery and equipment are three to twelve years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to twenty years, whichever is less.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the fiscal year ended February 2, 2008, we recorded impairments of $0.6 million related to leasehold improvements at certain retail stores. No impairments were recorded during the fiscal years ended February 3, 2007 and January 28, 2006.

  Internal-Use Software Costs

        Pursuant to the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. As of February 2, 2008 and February 3, 2007, internal-use software capitalized within property and equipment, net of accumulated amortization, was $27.0 million and $12.7 million, respectively. Amortization of internal-use software was $5.0 million, $3.0 million, and $2.8 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

  Restricted Cash

        In connection with the lease of our distribution center we entered into $4.0 million letter of credit during fiscal 2005, which required $4.4 million in cash collateral. This restricted cash was initially recorded as a non-current asset in our consolidated balance sheet. The principal amount of the letter of credit and the related restricted cash amount reduce at a rate of 20 percent per year over five years commencing January 1, 2008. As of February 2, 2008 we had approximately $3.6 million in restricted cash recorded between current and non-current assets related to the $3.2 million remaining letter of credit.

  Accounting for Leases

        We lease our distribution center, customer contact centers, and all of our premium retail, outlet and day spa space, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases. Our fixed, non-cancelable terms of our premium retail, outlet and day spa leases are generally five to ten years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable. We have three capital leases with terms ranging from approximately four to 30 years.

        Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $23.5 million and $16.3 million at February 2, 2008 and February 3, 2007, respectively.

        Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as "tenant allowances". When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $116.4 million and $88.7 million existed at February 2, 2008 and February 3, 2007, respectively.

  Asset Retirement Obligations

        We account for asset retirement obligations in accordance with Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). We record an asset retirement obligation related to certain store leases that obligate us to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal. The obligation as of February 2, 2008 and February 3, 2007, was approximately $0.5 million.

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

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) on February 4, 2007. Upon the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits. As of February 4, 2007, we had a liability of $0.6 million plus accrued interest of $0.2 million for tax positions taken on previously filed returns. We filed amended federal and state income tax returns during fiscal 2007 to resolve substantially all of the positions, resulting in an immaterial liability as of February 2, 2008.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

adjustments that would result in a material impact to our financial position, results of operations and cash flows. Income tax returns filed in foreign jurisdictions are immaterial to our financial position, results of operations and cash flows.

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during fiscal 2007, fiscal 2006 and fiscal 2005. The amount of interest recognized during these same periods was not material. There was no accrued interest recorded at February 2, 2008 and approximately $0.2 million of accrued interest at February 3, 2007.

  Cost of Sales and Selling, General and Administrative Expenses

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

  Stock-Based Compensation

        Effective January 29, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which establishes accounting for share-based awards for employee services. SFAS 123R requires companies to expense the estimated fair value of these awards over the requisite employee service period.

        Prior to the adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, compensation expense was recognized based upon the difference, if any, between the market price of the stock and the option exercise price on the date of grant. As the stock option grant price for all options granted equaled the market price on the date of grant, no employee stock-based compensation expense was recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

        We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, compensation cost in 2006 includes: i) compensation cost for all stock options granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all stock options granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Consequently, fiscal 2005 financial statements included in this Form 10-K are not directly comparable with fiscal 2007 and fiscal 2006.

        Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period. Upon adoption of SFAS 123R, deferred compensation of $0.9 million related to earlier awards of RSU's was eliminated against additional paid-in capital.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. As required by SFAS 123R, we now present, on a prospective basis, the benefits of actual tax deductions in excess of recognized compensation expense as a financing cash inflow.

        As part of SFAS 123R, we were required to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to actual tax deductions related to the exercise of stock options. This APIC pool is available to absorb tax shortfalls (actual tax deductions less than recognized compensation expense) recognized subsequent to the adoption of SFAS 123R. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FASB Staff Position provided companies with the option to use either the transition method prescribed by SFAS 123R or a simplified alternative method described in the staff position. We chose to utilize the transition method as described in SFAS 123R, which requires the calculation of the APIC pool as if we had adopted SFAS 123 for fiscal years beginning after December 15, 1994.

  Supplemental Executive Retirement Plan

        On October 1, 2005, the Compensation Committee of our Board of Directors approved a Supplemental Employee Retirement Plan (SERP) for certain of our executive officers effective as of October 30, 2005. The SERP is an unfunded, non-qualified benefit plan that provides eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

        We account for our SERP using an actuarial model as required by SFAS No. 87, Employers' Accounting for Pensions. Effective February 3, 2007, we adopted SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 123(R) (SFAS 158) which requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income (loss), net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status are recognized through accumulated other comprehensive income (loss) and then amortized as a component of net periodic pension cost. We currently use our fiscal year end as our measurement date.

        The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended February 3, 2007, or for any prior period presented, and it will not affect our operating results in future periods. The incremental effects of adopting the provisions of SFAS 158 on the individual line

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

items of our consolidated balance sheet at February 3, 2007 are presented in the following table (in thousands).

	Prior to Adoption of SFAS 158	Adjustments	After Adoption of SFAS 158
Intangible pension asset	$4,479	$(4,479)	$—
Accrued benefit cost/Supplemental Executive Retirement Plan	$6,238	$808	$7,046
Noncurrent deferred income tax asset	$8	$2,062	$2,070
Accumulated other comprehensive loss	$—	$(3,225)	$(3,225)

  Store Pre-Opening Costs

        We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $8.2 million, $8.2 million and $5.4 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

  List rental income (expense)

        Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
List rental income	$1,768	$2,216	$2,894
List rental (expense)	(357)	(611)	(637)

Net list rental income	$1,411	$1,605	$2,257

  Interest, net, and other

        Interest, net, and other consists of the following (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Interest (expense), including financing fees	$(742)	$(214)	$(361)
Interest income	6,541	7,304	3,918
Other income	2,089	1,484	1,251
Other (expense)	(1,095)	(902)	(622)

Interest, net and other	$6,793	$7,672	$4,186

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        Our financial assets and liabilities primarily consist of cash and cash equivalents, restricted cash, receivables and payables, the carrying value of which materially approximate their fair values.

  Accounting for Vendor Allowances

        We account for allowances received from merchandise vendors as an adjustment to the prices of the vendor's products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Cost of sales includes allowances from merchandise vendors of $9.4 million, $8.7 million and $6.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

  Self-Insurance

        During fiscal 2006, we transitioned to a self-insurance plan for health and welfare benefits, and believe we maintain an adequate accrual to cover our retained liability. The accrual for our self-insurance liability, as determined by management, is based on claims filed and an estimate of claims incurred but not yet reported, and is not discounted. Management considers a number of factors, including historical claims information, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. Costs related to the administration of the plan and related claims are expensed as incurred.

  Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Statement of Position, ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2 Partial Deferral of the Effective Date of Statement 157, (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. We have not yet determined the impact that the adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 will have on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 11 (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption to have a material impact on our

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

financial position or results of operations as we do not expect to exercise the fair value option for any financial asset or liability.

        On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Currently the adoption of either standard would have no impact on our financial position or results of operations.

3. Receivables

        Receivables consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Tenant improvement allowances	$18,483	$12,825
Trade	5,637	5,918
Co-branded credit card fees and royalties	137	897
Customer list rental	786	780
Other	3,477	1,718

	$28,520	$22,138

        We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At February 2, 2008 and February 3, 2007 no allowance for doubtful accounts was deemed necessary.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment, net

        Property and equipment, net, consists of the following (in thousands):

	February 2, 2008	February 3, 2007
Land	$242	$242
Building and land improvements and capital leases(a)	41,074	29,852
Leasehold improvements	222,509	159,540
Furniture and fixtures	108,145	89,783
Technology hardware and internal-use software(b)	69,281	71,028
Machinery and equipment and other	38,275	30,078
Construction in progress(c)	18,525	14,408

	498,051	394,931
Less—Accumulated depreciation and amortization	(169,060)	(147,546)

	$328,991	$247,385

    (a)
    Building and land improvements include capital leases of real estate of approximately $11.5 million and $1.0 million as of February 2, 2008 and February 3, 2007, respectively.
    (b)
    Technology hardware and software include a capital lease of technology hardware of approximately $0.3 million as of February 2, 2008.
    (c)
    Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

        Certain classification changes between technology hardware and software and machinery and equipment have been made to prior period amounts to conform to the current-period presentation.

5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Accrued payroll and benefits	$19,151	$15,186
Gift cards and coupon rewards	34,004	21,739
Current portion of deferred rents	17,079	12,792
Accrued sales returns	7,177	5,721
Accrued taxes	5,762	4,086
Other	4,127	1,417

	$87,300	$60,941

6. Revolving Line of Credit and Other Financing Obligations

        On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for an unsecured revolving line of credit of up to $60.0 million and allowing us to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Revolving Line of Credit and Other Financing Obligations (Continued)

1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender's prime rate.

        The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. During fiscal 2007, certain amendments were made to the credit facility which did not materially impact our use of the facility. The credit facility has a maturity date of January 28, 2012. As of February 2, 2008 and February 3, 2007 we had no borrowings outstanding under the revolving line of credit and $28.3 million and $24.5 million in commercial letters of credit issued, respectively.

        During fiscal 2007 we entered into a financing agreement for the purchase of software licenses and related maintenance in the amount of approximately $3.6 million. At February 2, 2008, $3.6 million remained outstanding with the first payment due in March 2008. The agreement stipulates quarterly payments over a three year term of approximately $0.3 million for the first four quarterly payments and approximately $0.4 million per quarter thereafter at an imputed interest rate of 7.75%.

7. Income Taxes

        Our income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current income tax provision:
Federal	$5,655	$33,556	$25,643
State	1,281	6,287	4,804
Foreign	133
Deferred income tax (benefit):
Federal	(6,605)	(3,072)	(1,778)
State	(1,852)	(576)	(333)

	$(1,388)	$36,195	$28,336

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Statutory income tax provision (benefit)	$(1,356)	$32,048	$24,467
State income taxes, net of federal benefit	(909)	3,731	2,876
Non-deductible stock option expense, net of disqualifying dispositions	454	353	—
Provision adjustments	325	70	186
Foreign activity	(98)	—	—
Other permanent differences	196	(7)	807

	$(1,388)	$36,195	$28,336

        We received tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012 and subject to annual limitations, are recognized in the year in which they are available to reduce taxable income. We utilized $0.05 million, $0.4 million, and $0.4 million of these investment tax credits to offset our West Virginia income tax liability during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Idaho tax credits are available through 2019 and subject to annual limitations. We utilized $0.1 million, $0.5 million and $0.5 million of the Idaho tax credits to offset our Idaho state income tax liability during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We have generated $0.4 million and $0.4 million of Idaho and West Virginia tax credits, respectively, as of February 2, 2008 that are carried over to utilize in subsequent years.

        We generated state net operating losses in various states during fiscal 2007 which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The total state net operating loss generated during fiscal 2007 is $3.2 million. The state net operating losses are carried forward and available to reduce taxable income in the various states through fiscal 2012 to fiscal 2027, depending upon the state.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 2, 2008 and February 3, 2007 are presented below:

	February 2, 2008		February 3, 2007
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued sales returns	$2,540	$—	$1,678	$—
Accrued employee benefits	1,419	1,991	2,298	—
Supplemental employee retirement plan	—	3,349	—	2,062
Tenant improvements	6,158	39,742	4,649	29,008
Deferred rents	509	8,756	340	6,006
Credit card revenue	2,069	3,838	2,100	3,421
Inventory	2,156	—	—	—
State credit carryover	—	764	—	—
State net operating loss carryover	—	106	—	—
Other	—	—	444	218

Total deferred tax assets	14,851	58,546	11,509	40,715

Deferred tax liabilities:
Inventory	—	—	(1,191)	—
Prepaid and deferred marketing costs	(6,137)	—	(4,318)	—
Tax basis depreciation	—	(50,866)	—	(38,645)
Other	(641)	—	—	—

Total deferred tax liabilities	(6,778)	(50,866)	(5,509)	(38,645)

Net deferred tax assets	$8,073	$7,680	$6,000	$2,070

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

        U.S. federal income taxes have not been provided on unremitted foreign earnings as those earnings are considered to be permanently reinvested. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would not be material.

8. Common Stock

        On March 24, 2006, the Board of Directors approved an increase in the number of our authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. This increase was approved by shareholders in June 2006.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Common Stock (Continued)

        In October 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12 month period. Purchases under the program may be made from time-to-time in the open market, through privately negotiated transactions, through block trades, Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares that may be repurchased under the program and the program may be discontinued at any time, without prior notice. During the fiscal year ended February 2, 2008, we repurchased and retired 2,965,790 shares of our common stock as an average market price of $8.42 per share. All shares repurchased were executed in the open market and no shares were repurchased from related parties.

9. Net Income (Loss) Per Common Share

        We calculate net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options and RSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except share amounts):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net income (loss)	$(2,488)	$55,372	$41,570

Weighted average common shares outstanding during the period (for basic calculation)	92,801	92,616	91,488
Dilutive effect of other potential common shares	—	1,869	2,877

Weighted average common shares and potential common shares (for diluted calculation)	92,801	94,485	94,365

Net income (loss) per common share—Basic	$(0.03)	$0.60	$0.45

Net income (loss) per common share—Diluted	$(0.03)	$0.59	$0.44

        The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 2.1 million, 312,000 and 80,000 shares of common stock in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Eligible individuals may, at the discretion of the Plan Administrator, be granted stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of February 2, 2008, approximately 3.4 million shares of common stock remain available for future grants under the Plan. The Plan will terminate on March 25, 2015, subject to earlier termination by the Board of Directors.

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

January 28, 2006
Net Income:
As reported	$41,570
Add: Stock-based compensation included in net income, net of related tax effects	201
Deduct: Impact of applying SFAS 123	(1,298)

Pro forma	$40,473

Net income per share:
As reported—Basic	$0.45
Pro forma—Basic	$0.44
As reported—Diluted	$0.44
Pro forma—Diluted	$0.43

        Disclosures for the fiscal years ended February 2, 2008 and February 3, 2007 are not presented as these amounts are recognized in the consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        Total stock-based compensation recognized from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the fiscal years ended February 2, 2008 and February 3, 2007 was as follows (in thousands):

	February 2, 2008	February 3. 2007
Stock Options	$3,010	$1,946
RSUs	1,638	950
Customer Service Recognition Program	593	857

Total	$5,241	$3,753

        The related tax benefit for fiscal years 2007 and 2006 was approximately $1.3 million and $0.7 million, respectively. Stock-based compensation capitalized into inventory and fixed assets for fiscal years ended February 2, 2008 and February 3, 2007 was not material.

        The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for fiscal 2007 and fiscal 2006:

	Fiscal Year Ended February 2, 2008
	Board Members and Officers	All Other Employees
Risk free interest rate(a)	4.8%	4.6%
Expected volatility(b)	55.8%	55.3%
Expected life (in years)(c)	5.6	5.8
Expected dividends(d)	None	None
Weighted average fair value per option granted	$11.5	$10.1

	Fiscal Year Ended February 3, 2007
	Board Members and Officers	All Other Employees
Risk free interest rate(a)	4.6%	4.5%
Expected volatility(b)	52.0%	55.7%
Expected life (in years)(c)	4.8	5.0
Expected dividends(d)	None	None
Weighted average fair value per option granted	$12.4	$13.5

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Fiscal Year Ended
January 28, 2006
Risk free interest rate(a)	3.7%
Expected volatility(b)	59.9%
Expected life (in years)(c)	4.0
Expected dividends(d)	None
Weighted average fair value per option granted	$7.7

    a.
    The risk-free interest rate is based on the U.S. Treasury strip rates in effect at the time of the grant with an equivalent remaining term.

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

        As of February 2, 2008, options granted to employees to purchase 2,214,572 shares of Coldwater Creek common stock and options granted to employee directors to purchase 455,765 shares of Coldwater Creek common stock remained outstanding.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes the activity for outstanding stock options for fiscal 2007:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding February 3, 2007	2,734,298	$7.91
Granted	539,750	19.47
Exercised	(444,432)	3.89
Forfeited/Expired	(159,279)	14.56

Outstanding, February 2, 2008	2,670,337	$10.51	5.6	$5,372

Vested and expected to vest, February 2, 2008	2,596,545	$10.36	5.5	$5,362

Exercisable, February 2, 2008	1,626,055	$6.02	4.2	$4,867

        During fiscal 2007 and fiscal 2006, the total intrinsic value of stock options exercised was $7.6 million and $26.6 million, respectively.

  RSU Awards

        Employees and non-employee directors have been granted 290,900 RSUs under the Plan which remained outstanding at February 2, 2008. The compensation expense related to RSUs is being amortized over the requisite employee service period, which is generally the vesting period.

        The following table summarizes the activity for unvested RSUs for fiscal 2007:

	Number of Shares	Weighted Average Grant Date Fair Market Value
Unvested, February 3, 2007	226,295	$20.71
Granted	110,650	20.76
Vested	(4,945)	24.37
Forfeited	(41,100)	20.00

Unvested, February 2, 2008	290,900	$20.75

        During fiscal 2007 and fiscal 2006, the total fair market value of RSUs vested was approximately $0.1 million and $0.2 million, respectively.

        As of February 2, 2008, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $11.8 million. This expense is expected to be recognized over a weighted-average period of 2.8 years.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        We also issue common stock to employees under our Customer Service Recognition Program. We issued 39,625 shares and 34,089 shares under this program in fiscal 2007 and fiscal 2006 for total compensation expense of $0.6 million and $0.9 million, respectively.

11. Employee Stock Purchase Plan

        During the third quarter of fiscal 2006 employees began participating in the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (ESPP) which was adopted by the Board or Directors in March 2006 and approved by our shareholders in June 2006. Through participation in the ESPP employees can purchase Coldwater Creek common stock at a 5 percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1,800,000. The shares that are available for purchase may be unissued authorized shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan under the provisions of SFAS 123R, therefore no compensation expense related to the ESPP has been recognized in the consolidated financial statements. Our employees purchased approximately 106,000 and 16,000 shares during fiscal years 2007 and 2006 at an average share price of $11.68 and $23.29, respectively.

        Previously, we maintained an employee stock purchase plan that was adopted by the Board of Directors and approved by our stockholders on January 28, 1996. This plan was subsequently terminated by the Board of Directors effective March 31, 2005.

12. Defined Contribution Plan

        We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. We match a certain percentage of the employee's overall contribution. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. In fiscal 2006, we amended our plan to permit eligible employees to designate a portion of their contributions as "Roth Contributions." We recognized contribution expense of $3.8 million, $2.8 million, and $1.4 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan

        Changes in the accrued benefit cost, projected benefit obligation and funded status of the SERP during fiscal 2007 and fiscal 2006 are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
Change in accrued benefit cost:
Accrued benefit cost at beginning of period	$(1,759)	$(315)
Net periodic benefit cost	(1,295)	(1,444)
Net curtailment loss	(2,180)	—

Accrued benefit cost at end of period	$(5,234)	$(1,759)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$7,046	$5,621
Service cost	279	343
Interest cost	426	372
Net actuarial loss	99	512
Effect of curtailments	686	—
Plan change	—	198

Projected benefit obligation at end of period	$8,536	$7,046

Amount recorded in current liabilities	$495	$—

Amount recorded in long-term liabilities	$8,041	$7,046

Funded status:
Unrecognized prior service cost	$(2,939)	$(4,812)
Unrecognized net actuarial loss	(363)	(475)
Accrued benefit cost	(5,234)	(1,759)

Funded status	$(8,536)	$(7,046)

        The table below summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the SERP (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
Projected benefit obligation	$8,536	$7,046
Accumulated benefit obligation	$7,873	$6,238
Fair value of plan assets	$—	$—

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

        The components of net periodic benefit cost are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Service expense	$279	$343	$75
Interest expense	426	372	74
Amortization of:
Prior service cost	590	691	166
Actuarial loss	—	38	—
Net curtailment loss	2,180	—	—

Net periodic benefit cost	$3,475	$1,444	$315

        During fiscal 2007, we recorded a net curtailment loss of $2.2 million ($1.4 million after-tax) related to the announced retirement of two of the plan participants, Melvin Dick, former Executive Vice President and Chief Financial Officer and Dennis Pence, former Chief Executive Officer. This net curtailment loss was recorded in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88).

        We expect to amortize an additional $0.5 million in unrecognized prior service cost and no unrecognized actuarial loss during fiscal 2008.

        Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The following assumptions were utilized in calculating the SERP projected benefit obligation and net periodic benefit cost.

	Benefit Obligation		Net Periodic Benefit Cost
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006	Fiscal 2005
Discount rate	6.00%	5.75%	5.75%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%

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

        As the SERP is an unfunded plan, we were not required to make any contributions during the fiscal years ended 2007 and 2006.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

        The following table summarizes the expected future benefit payments (in thousands):

2008	$510
2009	408
2010	408
2011	523
2012	581
Years 2013-2017	2,905

14. Related Party Transactions

        Ann Pence, who was the Vice Chairman of our Board of Directors until her retirement in August 2004, is a holder of more than five percent of our common stock. In connection with her retirement, and in recognition of her contributions as co-founder of the company, she was given the honorary title of Chairman Emeritus, and was extended certain post-retirement benefits. During the fiscal 2004 third quarter, we accrued the net present value of the expected future benefit costs. This accrual is being amortized ratably into consolidated selling, general and administrative expenses and offsets the impact of the current post-retirement benefits cost. These amounts are immaterial to all periods presented.

15. Commitments

        During fiscal 2007, fiscal 2006 and fiscal 2005, we incurred aggregate rent expense under operating leases of $64.4 million, $49.9 million and $35.5 million, including contingent rent expense of $0.3 million, $0.4 million and $0.4 million, respectively and $3.8 million, $2.3 million and $1.7 million, respectively, of rent expense classified as store pre-opening cost.

        As of February 2, 2008 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2008	$69,531	$985
Fiscal 2009	71,276	1,031
Fiscal 2010	70,863	1,053
Fiscal 2011	68,980	1,033
Fiscal 2012	62,807	1,039
Thereafter	315,341	21,421

Total	$658,798	$26,562

Less—weighted average interest of 7.9% on capital leases		14,788

Total principal payable and accrued interest of $37 on capital leases		$11,774	(a)

    (a)
    Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments (Continued)

        Subsequent to February 2, 2008, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of March 28, 2008 our lease commitments increased by $9.9 million.

        We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d' Alene, Idaho which functions as a customer contact center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During fiscal 2007, the amount capitalized as of the lease commencement date was $10.5 million. As it relates to the construction of the new building and extension to the existing building, we will record all related construction costs on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. Additionally, the landlord has committed to reimburse us for approximately $7.0 million in construction costs and as of February 2, 2008, no amounts have been reimbursed by the landlord. In addition, as of February 2, 2008, we had approximately $4.4 million in commitments related to the construction project.

        During fiscal 2006, construction was completed on the 350,000 square-foot expansion to our distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the term from approximately 15 years to 20 years.

        Additionally, we had inventory purchase commitments of approximately $150.7 million and $169.3 million at February 2, 2008 and February 3, 2007, respectively.

16. Contingencies

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

        Additionally, changes in state and local tax laws, such as temporary changes associated with "tax holidays" and other programs, require us to make continual changes to our collection and reporting

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Contingencies (Continued)

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

17. Co-Brand Credit Card

        The following table summarizes the deferred marketing fee activity for fiscal 2007 and fiscal 2006 (in thousands).

	Fiscal 2007	Fiscal 2006
Deferred co-branded credit card revenue—beginning of period	$14,156	$8,540
Marketing fees received	5,859	13,886
Amount recognized to revenue	(7,699)	(8,270)

Deferred co-branded credit card revenue—end of period	$12,316	$14,156

Less—Current deferred co-branded credit card revenue	5,252	5,385

Long-term deferred co-branded credit card revenue	$7,064	$8,771

        The amount of sales royalty recognized as revenue for the fiscal years ended February 2, 2008 and February 3, 2007, was approximately $2.8 million and $2.9 million, respectively.

        The following table provides an estimate of when we expect to amortize the deferred marketing fees of $12.3 million as of February 2, 2008 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
2008	$5,252
2009	3,924
2010	2,333
2011	735
2012	72

$12,316

18. Segment Reporting

        As the chief operating decision maker, our executive management team works together to allocate resources and assess the performance of our business which is managed as two operating segments, direct and retail. The executive management team assesses the performance of each operating segment based on segment operating income, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment Reporting (Continued)

retail segment, these operating costs primarily consist of store selling and occupancy costs. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (e.g., finance, accounting, information technology and human resources). Operating segment depreciation and amortization is allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure. Our executive management team does not review total assets by segment.

        The following table provides certain financial data for the direct and retail segments as well as reconciliations to the consolidated financial statements (in thousands). The accounting policies of the operating segments are the same as those described in Note 2 "Significant Accounting Policies".

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales(a):
Retail	$775,082	$664,170	$454,538
Direct	376,390	390,441	325,125

Net sales	$1,151,472	$1,054,611	$779,663

Segment operating income:
Retail	$76,585	$107,566	$82,783
Direct	55,878	98,595	71,600

Total segment operating income	132,463	206,161	154,383
Corporate and other	(143,132)	(122,266)	(88,663)

Income (loss) from operations	$(10,669)	$83,895	$65,720

Depreciation and amortization:
Retail	$36,740	$26,042	$17,185
Direct	1,442	502	1,107
Corporate and other	14,271	12,316	8,441

Depreciation and amortization	$52,453	$38,860	$26,733

Supplemental cash flow information:
Purchase of property and equipment:
Retail	$94,207	$88,809	$53,145
Direct	6,111	4,544	2,342
Corporate and other	20,945	12,862	25,305

Cash paid for purchase of property and equipment	$121,263	$106,215	$80,792

    (a)
    There have been no inter-segment sales during the reported periods.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment Reporting (Continued)

        Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of net sales. Apparel sales have constituted approximately 85 percent of the net sales during fiscal 2007, fiscal 2006 and fiscal 2005, with sales of jewelry, accessories and gift items constituting the respective balances.

        Substantially all of our long-lived assets reside within the United States.

19. Quarterly Results of Operations (unaudited)

        The following tables contain selected quarterly consolidated financial data for fiscal 2007 and fiscal 2006 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis (in thousands, except for per share data).

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$281,292	$253,476	$271,161	$345,543
Gross profit	$128,487	$110,152	$107,812	$103,732
Net income (loss)	$12,030	$8,696	$(6,195)	$(17,019)
Net income (loss) per common share—Basic	$0.13	$0.09	$(0.07)	$(0.19)
Net income (loss) per common share—Diluted	$0.13	$0.09	$(0.07)	$(0.19)

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$215,261	$216,422	$256,371	$366,557
Gross profit	$100,434	$100,057	$120,753	$149,763
Net income	$11,572	$12,014	$15,879	$15,907
Net income per common share—Basic	$0.13	$0.13	$0.17	$0.17
Net income per common share—Diluted	$0.12	$0.13	$0.17	$0.17

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 2, 2008. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2008.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of February 2, 2008. The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coldwater Creek, Inc.
Sandpoint, Idaho

        We have audited the internal control over financial reporting of Coldwater Creek, Inc. and subsidiaries (the "Company") as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008 of the Company and our report dated April 2, 2008, expresses an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
April 2, 2008

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executive officers of the Registrant, see Item 4—"Directors and Executive Officers" at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2008 to be filed with the Commission no later than 120 days after February 2, 2008, pursuant to Regulation 14A.

        We have a Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Ethics is available on the Investor Relations section of our web site at www.coldwatercreek.com. Any future changes or amendments to this Code of Ethics, and any waiver that applies to these individuals, will also be posted on www.coldwatercreek.com.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2008, to be filed with the Commission no later than 120 days after February 2, 2008, pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2008, to be filed with the Commission no later than 120 days after February 2, 2008, pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2008, to be filed with the Commission no later than 120 days after February 2, 2008, pursuant to Regulation 14A.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2008, to be filed with the Commission no later than 120 days after February 2, 2008, pursuant to Regulation 14A.

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

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)
3.2.3*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company's S-1/A, file No. 333-16651)
10.3*
Credit Agreement dated January 27, 2005 between the Company, Wells Fargo Bank, National Association and various other financial institutions (filed with the Company's fiscal 2004 Annual Report on Form 10-K)
10.3.1*
2007 Amended and Restated Credit Agreement, dated as of February 13, 2007, by and between Coldwater Creek Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to Form 8-K dated February 13, 2007)
10.4*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Definitive Proxy Statement filed May 10, 2005)
10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.5.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)

10.5.2	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan
10.6*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)
10.6.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)
10.6.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)
10.7*+	Three-year Employee Retention Compensation Agreements (filed with the Company's Fiscal 2002 Annual Report on Form 10-K)
10.7.1*+	Material Terms for Payment of Executive Incentive Compensation (filed as Exhibit 99.1 to Form 8-K dated February 12, 2005)
10.7.2*+	2005 Incentive Award Program for Executives (filed as exhibit 99.2 to Form 8-K dated February 12, 2005)
10.7.3*+	2006 Incentive Award Program for Executives (filed as Exhibit 99.1 to Form 8-K dated February 13, 2006)
10.7.4*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)
10.7.5*+	2008 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 18, 2008)
10.8*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2004 Annual Report on Form 10-K)
10.9*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)
10.10*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)
10.11*+	Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)
10.11.1*+	Amendment No. 1 to Supplemental Executive Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)
10.11.2*+	Amendment to Supplemental Executive Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)
10.12*+	Consulting Agreement between Warren R. Hashagen and the Company (filed as Exhibit 99.1 to Form 8-K dated June 3, 2005)
10.13*	Summary of Jet Fractional Share Agreement (filed with the Company's Fiscal 2005 First Quarter Report on Form 10-Q)
10.14*	Separation and Release Agreement for Duane Huesers dated December 27, 2005 (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)

10.15*+	Employment Agreement between the Company and Georgia Shonk-Simmons (filed as Exhibit 10.1 to Form 8-K dated December 20, 2006)
10.16*+	Employment Agreement between the Company and Daniel Griesemer dated May 29, 2007 (filed with the Company's Fiscal 2007 First Quarter Report on Form 10-Q)
10.17*+	Employment Agreement between the Company and Dan Moen dated May 29, 2007 (filed with the Company's Fiscal 2007 First Quarter Report on Form 10-Q)
10.18*+	Employment Agreement between the Company and Gerard El Chaar dated May 29, 2007 (filed with the Company's Fiscal 2007 First Quarter Report on Form 10-Q)
10.19.1*+	Supplemental Bonus for Dennis C. Pence (filed with the Company's Fiscal 2006 Third Quarter Report on Form 10-Q)
10.19.2*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)
21	List of Significant Subsidiaries of the Registrant
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification by Daniel Griesemer of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Timothy O. Martin of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
PREVIOUSLY FILED

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 2nd day of April 2008.

COLDWATER CREEK INC.
By:	/s/ DANIEL GRIESEMER Daniel Griesemer President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DANIEL GRIESEMER Daniel Griesemer	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2008
/s/ TIMOTHY O. MARTIN Timothy O. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2008
/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors	April 2, 2008
/s/ MICHAEL J. POTTER Michael J. Potter	Director	April 2, 2008
/s/ JAMES R. ALEXANDER James R. Alexander	Director	April 2, 2008
/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	April 2, 2008
/s/ CURT HECKER Curt Hecker	Director	April 2, 2008
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	April 2, 2008
/s/ ROBERT H. MCCALL Robert H. McCall	Director	April 2, 2008
/s/ FRANK M. LESHER Frank M. Lesher	Director	April 2, 2008
/s/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 2, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
21	List of Significant Subsidiaries of the Registrant
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification by Daniel Griesemer of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Timothy O. Martin of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Coldwater Creek Inc. Annual Report on Form 10-K For the Fiscal Year Ended February 2, 2008 Table of Contents
PART I
  Item 1. BUSINESS
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COLDWATER CREEK INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except for share data)
COLDWATER CREEK INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except for per share data)
COLDWATER CREEK INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
COLDWATER CREEK INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
COLDWATER CREEK INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX