Form 10-Q
period 2008-05-03
COLDWATER CREEK INC
filed 2008-06-12
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended May 3, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 9, 2008
Common Stock ($.01 par value)	90,912,903

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended May 3, 2008

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

ASSETS

	May 3, 2008	February 2, 2008	May 5, 2007
CURRENT ASSETS:
Cash and cash equivalents	$74,505	$62,479	$152,091
Receivables	26,101	28,520	25,534
Inventories	126,604	139,993	134,108
Prepaid and other	18,082	17,246	16,648
Income taxes recoverable	18,189	14,265	1,004
Prepaid and deferred marketing costs	10,985	13,662	15,003
Deferred income taxes	8,073	8,073	6,089
Total current assets	282,539	284,238	350,477

Property and equipment, net	346,274	328,991	259,555
Deferred income taxes	8,001	7,680	2,760
Restricted cash	2,664	2,664	3,552
Other	662	686	887
Total assets	$640,140	$624,259	$617,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,282	$75,936	$107,872
Accrued liabilities	81,413	87,300	57,825
Current deferred revenue	5,054	5,252	5,616
Total current liabilities	189,749	168,488	171,313

Deferred rents	125,057	122,819	94,719
Deferred co-branded credit card revenue	6,323	7,064	8,862
Supplemental Employee Retirement Plan	8,103	8,041	7,234
Capital lease and other financing obligations	14,126	14,467	1,013
Other	2,347	1,517	2,558
Total liabilities	345,705	322,396	285,699

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 90,909,065, 90,796,551 and 93,247,676 shares issued, respectively	909	908	932
Additional paid-in capital	111,746	110,010	126,247
Accumulated other comprehensive loss	(1,939)	(2,014)	(3,124)
Retained earnings	183,719	192,959	207,477
Total stockholders’ equity	294,435	301,863	331,532
Total liabilities and stockholders’ equity	$640,140	$624,259	$617,231

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$271,105	$281,292
Cost of sales	178,305	152,805
Gross profit	92,800	128,487
Selling, general and administrative expenses	107,806	110,723
Income (Loss) from operations	(15,006)	17,764
Interest, net, and other	553	2,216
Income (Loss) before income taxes	(14,453)	19,980
Income tax provision (benefit)	(5,213)	7,950
Net income (loss)	$(9,240)	$12,030
Net income (loss) per share—Basic	$(0.10)	$0.13
Weighted average shares outstanding—Basic	90,848	93,209
Net income (loss) per share—Diluted	$(0.10)	$0.13
Weighted average shares outstanding—Diluted	90,848	94,575

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	May 3, 2008	May 5, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(9,240)	$12,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,984	11,706
Stock-based compensation expense	1,203	1,191
Supplemental Employee Retirement Plan expense	323	354
Deferred rent amortization	(1,983)	(1,076)
Deferred income taxes	(369)	(844)
Excess tax benefit from exercises of stock options	(1)	(149)
Loss on asset disposition	182	474
Other	302	4
Net change in current assets and liabilities:
Receivables	2,419	(3,396)
Inventories	13,389	(7,155)
Prepaid and other and income taxes recoverable	(4,740)	(4,026)
Prepaid and deferred marketing costs	2,677	(5,752)
Accounts payable	21,735	25,106
Accrued liabilities	(7,050)	(4,235)
Income taxes payable	—	(1,406)
Deferred co-branded credit card revenue	(939)	322
Deferred rents	5,117	4,739
Other changes in non-current assets and liabilities	—	1,712
Net cash provided by operating activities	38,009	29,599

INVESTING ACTIVITIES:
Purchase of property and equipment	(26,275)	(26,906)
Net cash used in investing activities	(26,275)	(26,906)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	514	569
Excess tax benefit from exercises of stock options	1	149
Payments on capital lease and other financing obligations	(223)	—
Net cash provided by financing activities	292	718
Net increase in cash and cash equivalents	12,026	3,411
Cash and cash equivalents, beginning	62,479	148,680
Cash and cash equivalents, ending	$74,505	$152,091

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

2. Significant Accounting Policies

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners.   The following table provides a reconciliation of net income (loss) to total other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Net income (loss)	$(9,240)	$12,030
Amortization of unrecognized prior service cost	123	166
Tax effect	(48)	(65)

Total comprehensive income (loss)	$(9,165)	$12,131

Revenue Recognition

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

Co-branded credit card  During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program, we receive from the issuing bank a non-refundable up-front marketing fee for each new account that is opened and activated. Approximately 14,600 and 32,100 cards were activated during the three months ended May 3, 2008 and May 5, 2007, respectively.   We also receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise.  The initial up-front marketing fee is deferred and recognized into revenue over the estimated customer relationship period.  The sales royalty is deferred and subsequently recognized as revenue over the redemption period, adjusted for that portion of awards that we estimate will not be redeemed by customers (“breakage”). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers.   We determine our breakage rate based upon company specific historical redemption patterns.

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

Onecreek  In September of 2007, we introduced onecreek, a customer loyalty program which entitles enrolled customers who maintain an annual minimum level of spending to earn awards in the form of future discounts that can be redeemed towards a future purchase of merchandise.

Under the program, a onecreek customer can earn an award on each qualifying purchase that can be redeemed towards future purchases of merchandise. For awards that are earned on individual purchases, we have concluded that they represent significant incremental discounts and as a result, we allocate the consideration received from the customer between the goods purchased and the award earned based on their relative fair values.  The consideration allocated to the award is recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for breakage. We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns. The deferred revenue related to these awards was approximately $0.6 million and $1.2 million as of May 3, 2008 and February 2, 2008, respectively.

In addition, enrolled onecreek customers who maintain their annual minimum spending level also earn a yearly “birthday award”. We have determined that this award does not represent a significant incremental discount and as a result account for it using the incremental cost approach.  Under this approach we accrue a liability for the cost of award over the time period that the customer earns the award. This liability is reduced for that portion of the rewards that we estimate, based on our own historical experience, will not be redeemed by customers.   The accrued liability related to the birthday gift coupons was approximately $0.3 million and $0.2 million as of May 3, 2008 and February 2, 2008, respectively.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $18.3 million and $25.4 million for the three months ended May 3, 2008 and May 5, 2007, respectively.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expense other than that related to direct response advertising of $6.1 million and $10.5 million for the three months ended May 3, 2008 and May 5, 2007, respectively, are included in selling, general and administrative expense.

Accounting for Leases

We lease our distribution center, customer contact centers, and all of our premium retail, outlet and day spa space, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases. The fixed, non-cancelable terms of our premium retail, outlet and day spa leases are generally five to ten years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable. We have three capital leases with terms ranging from approximately four to 30 years.

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $25.3 million, $23.5 million and $18.0 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $117.8 million, $116.4 million and $90.6 million existed at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

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

For the three months ended May 3, 2008, we have determined that our annual effective tax rate cannot be reliably estimated primarily due to the expected projected near break-even results of operations for the fiscal year ending January 31, 2009.  Therefore, we determined that the actual effective tax rate for the three months ended May 3, 2008 is the best estimate of the annual effective tax rate.  The effective tax rate for the three months ended May 5, 2007 was based on the estimated annual tax rate.

Stock-Based Compensation

Stock-based compensation is accounted for according to SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires companies to expense the estimated fair value of share-based awards over the requisite employee service period, which for us is generally the vesting period. Stock-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total stock-based compensation recognized from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the three months ended May 3, 2008 and May 5, 2007 was as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Stock Options	$712	$681
RSUs	491	421
Customer Service Recognition Program	—	89

Total	$1,203	$1,191

Options to purchase 324,800 and 73,500 shares of our common stock were granted to employees during the three months ended May 3, 2008 and May 5, 2007, respectively. The weighted average fair value of those options was $2.45 and $10.31, respectively. Options to purchase 63,619 and 57,791 shares of our common stock were exercised during the three months ended May 3, 2008 and May 5, 2007, respectively with a total intrinsic value of $0.1 million and $0.9 million, respectively.  During the three months ended May 5, 2007 employees were granted 38,000 RSUs with a weighted average grant date fair-market value of $21.72. No RSUs were granted during the three months ended May 3, 2008.

As of May 3, 2008, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $10.8 million.  This expense is expected to be recognized over a weighted average period of 2.6 years.

We issued 4,736 shares of common stock to employees under our Customer Service Recognition Program in the three months ended May 5, 2007.  We did not issue any shares of common stock under this program in the three months ended May 3, 2008.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.6 million and $1.7 million during the three months ended May 3, 2008 and May 5, 2007, respectively.

List rental income (expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
List rental income	$428	$422
List rental expense	(75)	(107)
Net list rental income	$353	$315

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Interest (expense), including financing fees	$(160)	$(44)
Interest income	386	1,955
Other income	568	528
Other (expense)	(241)	(223)
Interest, net and other	$553	$2,216

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $2.2 million and $1.9 million for the three months ended May 3, 2008 and May 5, 2007, respectively.

Reclassification

A classification change between prepaid and other and income taxes recoverable has been made to the May 5, 2007 balance sheet to conform to the current period presentation.  This $1.0 million change in classification had no impact on our condensed consolidated financial position, income from operations, net income or cash flows.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Statement of Position, (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2 Partial Deferral of the Effective Date of Statement 157, (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. We have not yet determined the impact that the adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 11 (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of these provisions did not have a material impact on our financial position or results of operations as we did not exercise the fair value option for any financial asset or liability.

3. Receivables

Receivables consist of the following (in thousands):

	May 3, 2008	February 2, 2008	May 5, 2007
Tenant improvement allowances	$10,710	$18,483	$9,611
Trade	10,533	5,637	11,020
Vendor Allowance	1,747	—	2,095
Co-branded credit card fees and royalties	193	137	1,129
Customer list rental	645	786	593
Other	2,273	3,477	1,086
	$26,101	$28,520	$25,534

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At May 3, 2008, February 2, 2008 and May 5, 2007 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	May 3, 2008	February 2, 2008	May 5, 2007
Land	$242	$242	$242
Building and land improvements and capital leases (a)	41,074	41,074	29,930
Leasehold improvements	237,695	222,509	166,541
Furniture and fixtures	107,289	108,145	94,600
Technology hardware and software (b)	72,737	69,281	72,810
Machinery and equipment and other	39,303	38,275	31,123
Construction in progress (c)	31,399	18,525	22,347
	529,739	498,051	417,593
Less: Accumulated depreciation and amortization	(183,465)	(169,060)	(158,038)
	$346,274	$328,991	$259,555

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of May 3, 2008 and February 2, 2008 and $1.0 million as of May 5, 2007.
(b)	Technology hardware and software include a capital lease of technology hardware of approximately $0.3 million as of May 3, 2008 and February 2, 2008.
(c)	Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

Certain classification changes between technology hardware and software and machinery and equipment have been made to May 5, 2007 amounts to conform to the current-period presentation.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	May 3, 2008	February 2, 2008	May 5, 2007
Accrued payroll and benefits	$16,320	$19,151	$10,010
Gift cards and coupon rewards	29,229	34,004	18,462
Current portion of deferred rents	17,975	17,079	13,911
Accrued sales returns	8,250	7,177	7,949
Accrued taxes	6,294	5,762	4,642
Other	3,345	4,127	2,851
	$81,413	$87,300	$57,825

6. Net Income (Loss) Per Common Share

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended
	May 3, 2008	May 5, 2007
Net income (loss)	$(9,240)	$12,030
Weighted average common shares outstanding during the period (for basic calculation)	90,848	93,209
Dilutive effect of other potential common shares	—	1,366
Weighted average common shares and potential common shares (for diluted calculation)	90,848	94,575
Net income (loss) per common share—Basic	$(0.10)	$0.13
Net income (loss) per common share—Diluted	$(0.10)	$0.13

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 2.5 million and 0.6 million shares of common stock in the three months ended May 3, 2008 and May 5, 2007, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan (SERP)

Net periodic benefit cost is comprised of the following components for the three months ended May 3, 2008 and May 5, 2007 (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Service cost	$76	$87
Interest cost	124	101
Amortization of unrecognized prior service cost	123	166
Net periodic benefit cost	$323	$354

As of May 3, 2008, we had no unrecognized actuarial losses and $3.1 million ($1.9 million after-tax) of unrecognized prior service costs recognized in accumulated other comprehensive loss. We expect to amortize an additional $0.4 million in unrecognized prior service cost during the remainder of fiscal 2008.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6 percent as of both May 3, 2008 and February 2, 2008. The rate of compensation expense increase was 4 percent as of both May 3, 2008 and February 2, 2008.

As the SERP is an unfunded plan, we were not required to make any contributions during the three months ended May 3, 2008 and May 5, 2007.

The following table summarizes the expected future benefit payments (in thousands):

2008	$510
2009	408
2010	408
2011	523
2012	581
Years 2013 - 2017	2,905

8. Commitments

During the three months ended May 3, 2008 and May 5, 2007, we incurred aggregate rent expense under operating leases of $17.7 million and $15.0 million, respectively, including contingent rent expense of $0 and $0.2 million, respectively and $0.3 million and $1.0 million, respectively, of rent expense classified as store pre-opening cost.

As of May 3, 2008 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under the capital lease, are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2008	$53,562	$748
Fiscal 2009	74,150	1,031
Fiscal 2010	73,838	1,053
Fiscal 2011	71,978	1,032
Fiscal 2012	65,841	1,039
Thereafter	329,017	21,421
Total	$668,386	$26,324
Less - interest on capital lease at 7.9%		14,555
Total principal payable and accrued interest of $49 on capital leases		$11,769	(1)

(1)      Based upon the payment terms of the lease agreement, the lease payments primarily represent interest only payments for the next twelve months.

Subsequent to May 3, 2008, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of June 9, 2008 our lease commitments increased by $13.1 million.

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

On April 16, 2008, we entered into a second amendment to the amended and restated credit agreement with Wells Fargo Bank, N.A.  The amendment provides us with additional operating flexibility by reducing the quarterly fixed charge coverage requirement for the remainder of fiscal 2008.  We also agreed that we will not repurchase Coldwater Creek stock prior to May 2, 2009 and will maintain liquidity of at least $30 million through April 2009.  The amount available under the facility and the term were unchanged by the amendment.

We had inventory purchase commitments of approximately $124.0 million, $150.7 million and $191.6 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. Additionally, as of May 3, 2008, February 2, 2008 and May 5, 2007 we had no borrowings outstanding under the revolving line of credit and $18.8 million, $28.3 million and $22.1 million in letters of credit issued, respectively.

9. Contingencies

We are periodically involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. In the opinion of management, our gross liability, without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

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

10. Co-Branded Credit Card Program

The following table summarizes the deferred marketing fee activity for the three months ended May 3, 2008 and May 5, 2007 (in thousands).

	Three Months Ended
	May 3, 2008	May 5, 2007
Deferred co-branded credit card revenue—beginning of period	$12,316	$14,156
Marketing fees received	680	2,534
Amount recognized to revenue	(1,619)	(2,212)
Deferred co-branded credit card revenue—end of period	$11,377	$14,478
Less—Current deferred co-branded credit card revenue	5,054	5,616
Long-term deferred co-branded credit card revenue	$6,323	$8,862

The amount of sales royalty recognized as revenue during the three months ended May 3, 2008 and May 5, 2007, was approximately $1.1 million and $0.8 million, respectively.

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $11.4 million as of May 3, 2008 into revenue (in thousands). This schedule is based upon current estimates and assumptions of the expected lives of our credit card customer relationships, therefore amounts shown are subject to change.

Fiscal Period	Total
Remainder of 2008	$3,910
2009	4,064
2010	2,447
2011	826
2012	130
$11,377

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands).

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales (a):
Retail	$186,871	$184,860
Direct	84,234	96,432
Consolidated net sales	$271,105	$281,292
Segment operating income:
Retail	$2,605	$33,053
Direct	16,486	24,228
Total segment operating income	19,091	57,281
Corporate and other	(34,097)	(39,517)
Consolidated income (loss) from operations	$(15,006)	$17,764
Depreciation and amortization:
Retail	$10,253	$8,042
Direct	447	268
Corporate and other	4,284	3,396
Consolidated depreciation and amortization	$14,984	$11,706

(a)                   There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as well as in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $271.1 million in net sales in the three months ended May 3, 2008. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels.

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct.

Fiscal 2008 Initiatives

We continue to operate and compete in a highly promotional retail selling environment accompanied by lower traffic and challenging macroeconomic conditions. These conditions, together with what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, continued to have a negative impact on our revenues, gross margins and net operating results in the first quarter of fiscal 2008. Our efforts in fiscal 2008 continue to be focused on certain initiatives which we believe will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. We expect that the more significant benefits from our fiscal 2008 initiatives will not begin to be reflected in our financial results until later in the year, with continued improvement in 2009. These key initiatives include:

• Increased focus on product and customer experience

• Restoration of the full price heritage of the Coldwater Creek brand

• Shift in marketing approach

• Increased efficiency in the use of resources

Increased focus on product and customer experience   Our product and the customer experience are the foundation of all decision making at Coldwater Creek. Our highest priority is to improve our product as we believe that our success depends on having compelling product offerings for our customer. We are committed to returning to the look and feel that the Coldwater Creek brand originally represented, comfortable and casual, refocusing on quality, fit and consistency.

In connection with improving our product we are on track to lower our SKU count by at least 20 percent in order to provide a more focused and cohesive offering. We believe that the SKU reduction will allow us to focus our efforts towards fewer styles enabling us to better execute on our product offerings. In addition to expanding our direct sourcing from 50 percent of our apparel to approximately 60 percent of our apparel in fiscal 2008, we are also working towards reducing our retail inventories per square foot by an average of 15 percent in fiscal 2008. During the twelve month period ended May 3, 2008 we reduced our retail inventory per square foot by approximately 16 percent, while premium retail square footage grew approximately 29 percent over the same period.

Restoration of the full price heritage of the Coldwater Creek brand   We are committed to restoring the full price heritage to our brand by being more prudent with promotional activity and discounting. Specifically, we have begun to limit the frequency, length, duration, and amount of our overall promotion cadence. We expect to refine our promotional approach to feature fewer, but more targeted campaigns. This is evidenced by a reduction in transactions carrying a promotional discount from 48 percent during the first quarter of fiscal 2007 compared to 20 percent during the same period of 2008. We believe that prudently managing our promotions and discounting, accompanied with lowering our SKU count, reducing our retail inventories per square foot, and expanding our direct sourcing program, is critical to improving margins and returning to our full price heritage.

Shift in marketing approach   Historically, we have used a broad based marketing strategy of national magazine advertising and increasing catalog circulation, with television advertising on a test basis. We are now shifting to a more point of sale, in-store focus. Our efforts are focused on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We believe this more focused approach will result in a reduction in our spending in 2008 by approximately $35 million versus fiscal 2007. During the first quarter of fiscal 2008, marketing expense, primarily including national magazine advertising, catalog circulation, e-mail campaigns, and customer loyalty programs, decreased approximately $11.5 million, as compared with the first quarter of fiscal 2007.

For the three months ended May 3, 2008 we decreased national magazine advertising circulation by 47.6 percent compared to the three months ended May 5, 2007. Catalog circulation also decreased by 4.4 million or 12.9 percent during the same period, from 33.9 million catalogs to 29.5 million catalogs. The decrease in catalog circulation was primarily due to reduced Northcountry and Spirit catalog mailings. We added approximately 566,000 net new names to our e-mail database since May 5, 2007 along with more targeted e-mail campaigns, which resulted in an additional 46.9 percent or 57.1 million emails being delivered in the three months ended May 3, 2008, as compared with the three months ended May 5, 2007.

Increased efficiency in the use of resources   In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. In January 2008, we eliminated 65 of our corporate support positions as a first step in executing on our efficiency initiative. We believe our current personnel infrastructure will position us for sustained growth in the future. There were no positions eliminated in the Company’s retail stores, distribution center or customer contact centers.

We are also continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate growth. During the second half of fiscal 2007, we completed the initial implementation of our new financial and human resources systems.  During the first quarter of fiscal 2008, we continued activities to enhance or replace several fundamental systems, such as our inventory planning and allocation, financial and human resources systems and we continued to make improvements in our distribution infrastructure, processes and technology in order to expedite the flow of merchandise through our distribution center with the goal of moving product more quickly to our direct customers and premium retail stores. We believe that a successful execution on these initiatives will position ourselves into a strong competitive position when there is an improvement in macroeconomic conditions.

Other Developments

Revolving Line of Credit On April 16, 2008, we entered into a Second Amendment to our Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. to, among other things, modify the covenant specifying a minimum fixed charge coverage ratio, thereby reducing the quarterly fixed charge coverage requirement for the remainder of fiscal 2008, add a covenant that we will not repurchase any of our stock prior to May 2, 2009, and require us to maintain minimum liquidity of $30 million through April 2009. The amount available under the facility and the term were unchanged by the amendment.

Comparison of the Three Months Ended May 3, 2008 with the Three Months Ended May 5, 2007

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended May 3, 2008 as compared to the three months ended May 5, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	May 3,	% of	May 5,	% of
	2008	net sales	2007	net sales	$ change	% change

Net sales	$271,105	100.0%	$281,292	100.0%	$(10,187)	(3.6)%
Cost of sales	178,305	65.8%	152,805	54.3%	25,500	16.7%
Gross profit	92,800	34.2%	128,487	45.7%	(35,687)	(27.8)%
Selling, general and administrative expenses	107,806	39.7%	110,723	39.4%	(2,917)	(2.6)%
Income (Loss) from operations	(15,006)	(5.5)%	17,764	6.3%	(32,770)	*
Interest, net and other	553	0.2%	2,216	0.8%	(1,663)	(75.0)%
Income (Loss) before income taxes	(14,453)	(5.3)%	19,980	7.1%	(34,433)	*
Income tax provision (benefit)	(5,213)	(1.9)%	7,950	2.8%	(13,163)	*
Net income (loss)	$(9,240)	(3.4)%	$12,030	4.3%	$(21,270)	*
Effective income tax rate	36.1%		39.8%

* Comparisons from positive to negative values are considered not meaningful.

Net Sales

Net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the three months ended May 3, 2008 as compared with the three months ended May 5, 2007 primarily due to decreases in comparable premium store sales and decreases in sales through our phone and mail sales channel within our direct segment. This decrease was offset by the addition of 63 premium retail stores, six merchandise clearance outlet stores and three day spa test concept locations since May 5, 2007. We experienced a decline of 19.0 percent in comparable premium store sales in the three months ended May 3, 2008 as compared to a 7.3 percent increase in comparable premium store sales for the three months ended May 5, 2007.

We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended May 3, 2008, the comparable premium store retail base included 211 premium retail stores compared to 148 premium retail stores for the same period of fiscal 2007. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

We believe our sales performance for the three months ended May 3, 2008 was negatively impacted by a highly promotional retail environment accompanied by difficult macroeconomic conditions. These conditions, together with what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, had a negative impact on our revenues during the first quarter.

During the three months ended May 3, 2008, we experienced a decline in comparable premium retail store traffic and a decrease in average transaction value of premium retail stores and direct sales as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels clearance activity in both segments.

We also experienced a decrease in co-branded credit card marketing fee revenue and royalty revenue of $0.3 million for the three months ended May 8, 2008 as compared with the same period in 2007. Shipping fees received from customers for delivery of merchandise remained flat at $10.7 million for each of the three months ended May 3, 2008 and May 5, 2007.

Cost of Sales/Gross Profit

The gross profit rate decreased by 11.5 percentage points during the three months ended May 3, 2008 as compared to the three months ended May 5, 2007.  Approximately 8.0 percentage points of this decrease was due to increased in-store markdowns and clearance activity, slightly offset by higher initial merchandise markups. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our buying and distribution costs and retail occupancy costs of approximately 0.5 and 3.0 percentage points, respectively.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expense (SG&A) increased by 0.3 percentage points in the three months ended May 3, 2008 as compared with the three months ended May 5, 2007. This increase in SG&A rate was the result of a 3.1 percentage point increase in employee expenses, a 1.0 percentage point increase in overhead costs, offset by a 3.8 percentage point decrease in marketing expenses.

Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee salaries, wages, taxes and benefits as we continue to increase staffing to support the expanding retail store base. The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation and the discontinuation of testing of television advertising. The reduced leveraging in SG&A expenses is primarily due to the decrease in comparable store sales.

Interest, Net and Other

The decrease in interest, net and other for the three months ended May 3, 2008 as compared with the same period in the prior year is primarily the result of lower interest income earned on lower average cash balances and lower interest rates.

Provision for Income Taxes

The benefit for income taxes for the three months ended May 3, 2008 as compared to the provision in the same period in the prior year was the result of a pre-tax loss, resulting in a tax benefit of $5.2 million. See Note 2 to our condensed consolidated financial statements for further discussion on the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	May 3, 2008	% of Net Sales	May 5, 2007	% of Net Sales	% Change
Net sales:
Retail	$186,871	68.9%	$184,860	65.7%	1.1%
Direct	84,234	31.1%	96,432	34.3%	(12.6)%
	$271,105	100.0%	$281,292	100.0%	(3.6)%
Segment operating income:
Retail	$2,605		$33,053
Direct	16,486		24,228
	$19,091		$57,281

The following table reconciles segment operating income to income from operations (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007	% Change
Segment operating income	$19,091	$57,281	(66.7)%
Unallocated corporate and other	(34,097)	(39,517)	13.7%
Income (Loss) from operations	$(15,006)	$17,764	*

* Comparisons from positive to negative are considered not meaningful.

Retail Segment

Sales

The $2.0 million increase in retail segment net sales for the three months ended May 3, 2008 as compared with the three months ended May 5, 2007 is primarily the result of the addition of 63 premium retail stores, six merchandise clearance outlet stores and three day spa test concept locations since May 5, 2007. This increase was offset by decreases in comparable premium retail store traffic and comparable premium store sales. Net sales in our comparable premium retail stores decreased $28.3 million to $120.4 million for the three months ended May 3, 2008 as compared with $148.7 million for the three months ended May 5, 2007.

We believe our sales performance for the three months ended May 3, 2008 was negatively impacted by a highly promotional retail environment accompanied by difficult macroeconomic conditions. These conditions, together with what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, had a negative impact on our revenues. During the three months ended May 3, 2008, we experienced a decline in comparable premium retail store traffic of 9.4 percent and a decrease in average transaction value of premium retail stores of 14.5 percent as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns due to increased clearance activity.

Retail segment net sales was also negatively impacted by a decrease of $0.4 million in co-branded credit card program fee and royalty revenue in the three months ended May 3, 2008 as compared with the three months ended May 5, 2007. These decreases were offset by increases of $2.4 million and $1.3 million in net sales from merchandise clearance outlet stores and our day spa concept, respectively.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended May 3, 2008 as compared with the three months ended May 5, 2007 decreased by 16.5 percentage points. Increased clearance activity, slightly offset by higher initial merchandise margins, resulted in a 9.4 percentage point decline in merchandise margins. Retail segment operating rate was also negatively impacted by a 3.9 percentage point reduction in the leveraging of retail store occupancy costs, a 2.6 percentage point increase in employee expense, a 0.5 percentage point increase in marketing costs, primarily related to advertising and increased Coldwater Creek catalog circulation, and a 0.1 percentage point reduction in the leveraging of certain overhead costs. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

Costs related to the day spa concept, which are included in the above analysis, decreased our overall retail segment operating income rate by 0.7 percentage points for the three months ended May 3, 2008 compared to approximately 1.3 percentage points for the three months ended May 5, 2007.

Direct Segment

Sales

The direct segment net sales decreased $12.2 million during the three months ended May 3, 2008 as compared to the three months ended May 5, 2007. Sales through our Internet channel decreased $2.1 million from $65.8 million for the three months ended May 5, 2007 to $63.7 million for the three months ended May 3, 2008.  Sales from our phone and mail channel for the same period decreased $10.1 million from $30.6 million to $20.5 million.

The decrease in Internet business net sales is primarily due to an approximate 11.5 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns due to increased clearance activity.

Phone and mail business net sales experienced an approximate 11.0 percent decrease in average transaction value during the three months ended May 3, 2008 as compared to the three months ended May 5, 2007. Phone and mail net sales are derived from orders taken from customers over the phone or through the mail. Phone and mail are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in phone and mail net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales.

Shipping revenue remained relatively flat, decreasing approximately $0.1 million in the three months ended May 3, 2008 as compared to the three months ended May 5, 2007, while co-branded credit card program fee and royalty revenue slightly increased by $0.1 million over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended May 3, 2008 as compared with the three months ended May 5, 2007 decreased by 5.6 percentage points. Increased clearance activity, slightly offset by higher initial merchandise margins, resulted in a 4.6 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs which resulted in a 1.1 percentage point and 1.6 percentage point decline in direct segment operating income rate, respectively. These increases were partially offset by a decrease in marketing which resulted in a 1.7 percentage point improvement in direct segment operating income rate.

Corporate and Other

Corporate and other expenses decreased $5.4 million in the three months ended May 3, 2008 as compared to the three months ended May 5, 2007. The decrease is mainly due to a $9.0 million decrease in marketing expenses primarily related to a reduction in national magazine advertisement circulation and the discontinuation of testing of television advertising. This decrease was offset by increases in corporate support costs of $1.6 million, primarily depreciation and retail manager meetings, and employee expenses of $2.0 million, consisting predominantly of corporate salaries.

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

On April 16, 2008, we entered into a second amendment to the amended and restated credit agreement with Wells Fargo Bank, N.A.  The amendment provides us with additional operating flexibility by reducing the quarterly fixed charge coverage requirement for the remainder of fiscal 2008.  We also agreed that we will not repurchase Coldwater Creek stock prior to May 2, 2009 and will maintain liquidity of at least $30 million through April 2009.  The amount available under the facility and the term were unchanged by the amendment.

Operating activities generated $38.0 million and $29.6 million of positive cash flow during the three months ended May 3, 2008 and May 5, 2007, respectively.

On a comparative year-to-year basis, the $8.4 million increase in cash flows from operating activities during the three months ended May 3, 2008 as compared with the three months ended May 5, 2007 resulted primarily from reduced payments on inventory purchases, a $12.2 million dollar reduction in net taxes paid and an increase of $4.9 million in collections of tenant allowances. This increase was offset by decreased revenues and lower gross margins, as well as a decrease of $1.5 million in interest income collected and a decrease of $1.0 million in fees collected from our co-branded credit card program.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $26.3 million and $26.9 million during the three months ended May 3, 2008 and May 5, 2007, respectively. Capital expenditures during the three months ended May 3, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of nine additional premium retail stores, two merchandise clearance outlet stores, office space expansion and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the three months ended May 5, 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of twelve additional premium retail stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash inflows from financing activities were $0.3 million and $0.7 million during the three months ended May 3, 2008 and May 5, 2007, respectively. The cash inflows were derived from activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.  During the three months ended May 3, 2008, cash inflows were partially offset by payments made on our capital leases and other financing obligations.

As a result of the foregoing, we had $92.8 million in consolidated working capital at May 3, 2008, compared with $115.8 million at February 2, 2008. Our consolidated current ratio was 1.49 at May 3, 2008, compared with 1.69 at February 2, 2008. We had no outstanding borrowings under our credit facility at May 3, 2008 or February 2, 2008.

Capital expenditures for the full year in fiscal 2008 are expected to be approximately $80.0 million, primarily associated with the premium retail store expansion, store-related expenditures, office space expansion, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under our current store roll-out plan.

Future Outlook

We continue to operate and compete in a highly promotional retail selling environment accompanied by lower customer traffic and challenging macroeconomic conditions. These conditions which continued into the first quarter of fiscal 2008, have had a negative impact on our sales, gross margins and earnings. We believe the current conditions will continue during the remainder of fiscal 2008.

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

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008, for further details.

•                  Sales Returns

•                  Customer Loyalty Programs

•                  Inventory Valuation

•                  Direct Response Advertising

•                  Stock-Based Compensation

•                  Impairment of Long-Lived Assets

•                  Supplemental Executive Retirement Plan

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following tables summarize our minimum contractual commitments and commercial obligations as of May 3, 2008 (in thousands):

	Payments Due in Fiscal Year
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Operating leases (a)	$668,386	$53,562	$147,988	$137,819	$329,017
Contractual commitments (b)	128,267	128,267	—	—	—
Capital leases (c)	26,324	748	2,084	2,071	21,421
Other financing obligations (d)	3,862	834	3,028	—	—
Other long-term liabilities (e)(f)	13,448	2,876	1,627	1,104	7,841
Total	$840,287	$186,287	$154,727	$140,994	$358,279

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

(b)

Contractual commitments include inventory purchase orders of $124.0 million and construction commitments of $4.3 million. We expect to pay all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

(c)

The weighted average interest rate on the capital leases is approximately 7.9 percent. Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months. Payments represent the principal amounts due of $11.8 million, accrued interest of $49,000 and interest expense to be incurred of approximately $14.6 million.

(d)

Payments on other financing obligations represent interest expense to be incurred of approximately $0.4 million and principal amounts due in the remainder of fiscal 2008 of approximately $0.6 million, which has been recorded as a current liability.

(e)

Other long-term liabilities primarily include amounts on our May 3, 2008 consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.7 million, $3.0 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $1.4 million. We expect payments of approximately $0.6 million during the next twelve months related to the supplemental executive retirement plan. The payments above relating to the $3.0 million retention program, of which $2.4 million will be paid during the next twelve months, do not include $1.5 million of additional compensation that is to be recognized over the employees’ remaining service periods.

(f)

We have excluded $125.1 million and $6.3 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Our only individually significant operating lease is for our distribution center and customer contact center located in Mineral Wells, West Virginia. During the third quarter of fiscal 2006, construction was completed on the 350,000 square-foot expansion to this distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. Our remaining lease commitment as of May 3, 2008 is approximately $75.2 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, day spas and to various equipment and technology.

Subsequent to May 3, 2008, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of June 9, 2008 our operating lease commitments increased by $13.1 million.

As of May 3, 2008 we had $18.8 million in letters of credit issued.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended May 3, 2008, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of May 3, 2008. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. In the opinion of management, our gross liability, without any consideration given to the availability of insurance or other indemnification, under any pending litigation or administrative proceedings, would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 1A.                     RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the first quarter of fiscal 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence, which has been impacted recently by rising energy and food costs. Declines in consumer spending on apparel and accessories could reduce our revenues, gross margins and earnings. We continue to operate in a highly promotional retail selling environment accompanied by lower customer traffic and challenging macroeconomic conditions. These conditions, which have continued into the second quarter of fiscal 2008, have had a negative impact on our revenues, gross margins and earnings. We believe these conditions will continue during the remainder of fiscal 2008. Additionally, what we believe was an over-assortment of merchandise that did not differentiate us from our competitors, had a negative impact on our revenues, gross margins and earnings in the first quarter of fiscal 2008. We have recently announced changes in our business strategy that we hope over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. These initiatives will take time to implement and there is no assurance that these initiatives will be successful or that they will have any positive effect on our operating results.

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

The key driver of our growth strategy continues to be the retail store expansion. As of May 3, 2008, we operated 315 premium retail stores. We have since opened an additional four stores in the second quarter of fiscal 2008 for a total of 319 premium retail stores currently in operation. We plan to open approximately 40 to 45 premium retail stores in fiscal 2008. We believe we have the potential to grow our retail business to a total of 500 to 550 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

•                  identify or secure premium retail space;

•                  negotiate site leases or obtain favorable lease terms for the retail store locations we identify; and

•                  prevent construction delays and cost overruns in connection with the build-out of new stores.

Any miscalculations or shortcomings in the planning and control of the retail growth strategy could materially impact results of operations and financial condition.  In addition, recent macroeconomic conditions including the ongoing credit crisis could result in an inability on the part of real estate developers to obtain retail property in preferred locations.

Though it is our present intention to open approximately 40 to 45 new stores in fiscal 2008, we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

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

•                  rising fuel and energy costs;

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
10.1

Second Amendment dated April 16, 2008 to 2007 Amended and Restated Credit Agreement, originally dated as of February 13, 2007, by and between Coldwater Creek Inc. and Well Fargo Bank, National Association (filed as Exhibit 10.1 to Form 8-K dated April 16, 2008)

31.1	Certification by Daniel Griesemer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of June 2008.

COLDWATER CREEK INC.

By:	/s/ Daniel Griesemer
Daniel Griesemer
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy O. Martin
Timothy O. Martin
Senior Vice-President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1

Second Amendment dated April 16, 2008 to 2007 Amended and Restated Credit Agreement, originally dated as of February 13, 2007, by and between Coldwater Creek Inc. and Well Fargo Bank, National Association (filed as Exhibit 10.1 to Form 8-K dated April 16, 2008)

31.1	Certification by Daniel Griesemer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by Timothy O. Martin of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002