Form 10-Q
period 2008-08-02
COLDWATER CREEK INC
filed 2008-09-11
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 2, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 8, 2008
Common Stock ($.01 par value)	91,110,011

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended August 2, 2008

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,239	$62,479	$129,926
Receivables	29,409	28,520	32,495
Inventories	127,119	139,993	153,647
Prepaid and other	19,158	17,246	17,530
Income taxes recoverable	11,113	14,265	2,439
Prepaid and deferred marketing costs	10,289	13,662	15,008
Deferred income taxes	8,096	8,073	6,051
Total current assets	294,423	284,238	357,096

Property and equipment, net	344,303	328,991	290,188
Deferred income taxes	8,109	7,680	6,219
Restricted cash	2,664	2,664	3,552
Other	683	686	1,084
Total assets	$650,182	$624,259	$658,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,040	$75,936	$103,122
Accrued liabilities	81,937	87,300	59,603
Current deferred marketing fees and revenue sharing	5,314	5,252	5,518
Total current liabilities	184,291	168,488	168,243

Deferred rents	136,496	122,819	113,765
Deferred marketing fees and revenue sharing	7,459	7,064	8,327
Supplemental Employee Retirement Plan	8,201	8,041	6,834
Capital lease and other financing obligations	13,777	14,467	11,517
Other	1,316	1,517	2,878
Total liabilities	351,540	322,396	311,564

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,054,614, 90,796,551 and 93,608,537 shares issued, respectively	911	908	936
Additional paid-in capital	112,736	110,010	131,779
Accumulated other comprehensive loss	(1,864)	(2,014)	(2,313)
Retained earnings	186,859	192,959	216,173
Total stockholders’ equity	298,642	301,863	346,575
Total liabilities and stockholders’ equity	$650,182	$624,259	$658,139

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$241,434	$253,476	$512,539	$534,768
Cost of sales	145,786	143,324	324,091	296,129
Gross profit	95,648	110,152	188,448	238,639
Selling, general and administrative expenses	88,450	98,109	196,256	208,832
Loss on asset impairment	1,452	—	1,452	—
Income (Loss) from operations	5,746	12,043	(9,260)	29,807
Interest, net, and other	537	2,333	1,090	4,549
Income (Loss) before income taxes	6,283	14,376	(8,170)	34,356
Income tax provision (benefit)	3,143	5,680	(2,070)	13,630
Net income (loss)	$3,140	$8,696	$(6,100)	$20,726
Net income (loss) per share - Basic	$0.03	$0.09	$(0.07)	$0.22
Weighted average shares outstanding - Basic	90,972	93,422	90,911	93,316
Net income (loss) per share - Diluted	$0.03	$0.09	$(0.07)	$0.22
Weighted average shares outstanding - Diluted	91,539	94,733	90,911	94,653

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	August 2, 2008	August 4, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(6,100)	$20,726
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,812	24,059
Stock-based compensation expense	2,284	2,762
Supplemental Employee Retirement Plan expense	645	1,283
Deferred rent amortization	(4,485)	(2,064)
Deferred income taxes	(855)	(4,783)
Excess tax benefit from exercises of stock options	(2)	(2,216)
Net (gain) loss on asset disposition	(85)	616
Loss on asset impairments	1,452	—
Other	311	6
Net change in current assets and liabilities:
Receivables	(889)	(10,357)
Inventories	12,874	(26,694)
Prepaid and other and income taxes recoverable	1,281	(6,343)
Prepaid and deferred marketing costs	3,373	(5,757)
Accounts payable	15,874	18,409
Accrued liabilities	(7,866)	(3,787)
Income taxes payable	—	930
Change in deferred marketing fees and revenue sharing	457	(311)
Change in deferred rents	20,204	26,103
Other changes in non-current assets and liabilities	(232)	1,769
Net cash provided by operating activities	68,053	34,351

INVESTING ACTIVITIES:
Purchase of property and equipment	(44,802)	(57,519)
Proceeds from asset dispositions	3,086	—
Net cash used in investing activities	(41,716)	(57,519)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	872	2,198
Excess tax benefit from exercises of stock options	2	2,216
Payments on capital lease and other financing obligations	(451)	—
Net cash provided by financing activities	423	4,414
Net increase (decrease) in cash and cash equivalents	26,760	(18,754)
Cash and cash equivalents, beginning	62,479	148,680
Cash and cash equivalents, ending	$89,239	$129,926

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

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net income (loss)	$3,140	$8,696	$(6,100)	$20,726

Amortization of unrecognized prior service cost	123	162	246	328

Effect of curtailments	—	1,167	—	1,167

Tax effect	(48)	(518)	(96)	(583)

Comprehensive income (loss)	$3,215	$9,507	$(5,950)	$21,638

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

Co-branded credit card  During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program (as amended during the second quarter of fiscal 2007), we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. The initial up-front marketing fee is deferred and recognized into revenue over the estimated period that the customer will use the credit card. We are also eligible to receive an annual revenue sharing payment if certain profitability measures of the program are met. The revenue sharing payment we receive annually, if any, is deferred and recognized into revenue over the expected life of the co-branded credit card program. In addition, we receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise.  The sales royalty is deferred and subsequently recognized as revenue over the redemption period, adjusted for that portion of awards that we estimate will not be redeemed by customers (“breakage”). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers.   We determine our breakage rate based upon company specific historical redemption patterns.

To encourage customers to apply for and activate the co-branded credit card we provide a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. These discounts are netted against the sales price of the related merchandise. In addition to marketing sales discounts we also incur the cost of printing and mailing customized catalogs to customers who have been pre-approved by the credit card issuer to receive a credit card offer. These costs are expensed as incurred as selling, general and administrative expenses. Approximately 10,700 and 26,900 cards were activated in the three months ended August 2, 2008 and August 4, 2007, respectively. Approximately 25,300 and 59,000 cards were activated during the six months ended August 2, 2008 and August 4, 2007, respectively.

Onecreek  In September of 2007, we introduced onecreek, a customer loyalty program which entitles enrolled customers who maintain an annual minimum level of spending to earn awards in the form of future discounts that can be redeemed towards a future purchase of merchandise.

Under the program, a onecreek customer can earn an award, in the form of a future discount, on each qualifying purchase that can be redeemed towards future purchases of merchandise. For awards that are earned on individual purchases, we have concluded that they represent significant incremental discounts and as a result, we allocate the consideration received from the customer between the goods purchased and the award earned based on their relative fair values.  The consideration allocated to the award is recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for breakage. We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns. During the three months ended August 2, 2008, we discontinued the existing method of providing discounts on future purchases based on individual purchases and we expect to introduce a new method of providing discounts the third quarter of fiscal 2008. The deferred revenue related to these awards was approximately $0.2 million and $1.2 million as of August 2, 2008 and February 2, 2008, respectively.

In addition, enrolled onecreek customers who maintain their annual minimum spending level also earn a yearly “birthday award”. We have determined that this award does not represent a significant incremental discount and as a result account for it using the incremental cost approach.  Under this approach we accrue a liability for the cost of award over the time period that the customer earns the award. This liability is reduced for that portion of the rewards that we estimate, based on our own historical experience, will not be redeemed by customers.   The accrued liability related to the birthday gift coupons was approximately $0.4 million and $0.2 million as of August 2, 2008 and February 2, 2008, respectively.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising costs of $8.5 million and $18.4 million for the three months ended August 2, 2008 and August 4, 2007, respectively and $26.8 million and $43.8 million for the six months ended August 2, 2008 and August 4, 2007, respectively are included in consolidated selling, general and administrative expenses.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $3.6 million and $4.7 million for the three months ended August 2, 2008 and August 4, 2007, respectively and $9.7 million and $15.2 million for the six months ended August 2, 2008 and August 4, 2007, respectively are included in consolidated selling, general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment on a semi-annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the three and six months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment. No impairments were recorded during the three and six months ended August 4, 2007.

We introduced the day spa concept on a limited basis resulting in the opening of six day spas in fiscal 2006 and three day spas in fiscal 2007.  As of August 2, 2008, the first day spa we opened has been operating for approximately 28 months while the last day spa has been operating for approximately nine months, for an average opening period of approximately 21 months for all nine day spas.  Management determined in the second quarter of fiscal 2008 that the day spa concept has been operating for a sufficient amount of time to perform a detailed impairment evaluation, given that the concept continues to incur operating and cash flow losses.   This evaluation was also done in conjunction with our established policy to review all retail locations for impairment on a semi-annual basis. Consequently, we determined that the leasehold improvements, equipment, and furniture and fixtures at certain day spa locations were impaired. We used the expected present value model, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate were used to estimate fair value.

The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices, labor and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions and competitive conditions in the day spa industry.

Accounting for Leases

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $26.9 million, $23.5 million and $20.2 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $128.7 million, $116.4 million and $108.8 million existed at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

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

For the three and six months ended August 2, 2008, we have determined that our annual effective tax rate cannot be reliably estimated primarily due to the expected projected near break-even results of operations for the fiscal year ending January 31, 2009.  Therefore, we determined that the actual effective tax rate for the three and six months ended August 2, 2008 is the best estimate of the annual effective tax rate.  The effective tax rate for the three and six months ended August 4, 2007 was based on the estimated annual tax rate.

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

Total stock-based compensation recognized in selling, general and administrative expenses from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the three and six months ended August 2, 2008 and August 4, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock Options	$687	$766	$1,399	$1,448
RSUs	394	527	885	948
Customer Service Recognition Program	—	278	—	366
Total	$1,081	$1,571	$2,284	$2,762

Options to purchase 1,058,750 and 413,750 shares of our common stock were granted to employees during the six months ended August 2, 2008 and August 4, 2007, respectively. The weighted average fair value of those options was $3.18 and $12.41, respectively. Options to purchase 98,163 and 387,019 shares of our common stock were exercised during the six months ended August 2, 2008 and August 4, 2007, respectively with a total intrinsic value of $0.2 million and $7.3 million, respectively. During the six months ended August 2, 2008 and August 4, 2007, employees were granted 263,826 and 90,650 RSUs with a weighted average grant date fair market value of $6.07 and $23.26, respectively. During the six months ended August 2, 2008 and August 4, 2007, the total fair market value of RSUs vested was approximately $510,000 and $121,000, respectively.

As of August 2, 2008, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $11.8 million. This expense is expected to be recognized over a weighted average period of 2.6 years.

We issued 16,028 shares of common stock to employees under our Customer Service Recognition Program during the six months ended August 4, 2007.   We did not issue any shares of common stock under this program in the six months ended August 2, 2008.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.6 million and $2.5 million for the three months ended August 2, 2008 and August 4, 2007, respectively. Pre-opening costs were approximately $1.2 million and $4.2 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

List Rental Income (Expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
List rental income	$129	$226	$557	$648
List rental (expense)	(9)	(134)	(84)	(241)
Net list rental income	$120	$92	$473	$407

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest (expense), including financing fees	$(235)	$(60)	$(395)	$(104)
Interest income	467	2,135	853	4,090
Other income	485	480	1,053	1,008
Other (expense)	(180)	(222)	(421)	(445)
Interest, net, and other	$537	$2,333	$1,090	$4,549

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $1.6 million and $2.2 million for the three months ended August 2, 2008 and August 4, 2007, respectively. Consolidated cost of sales includes allowances from merchandise vendors of $3.8 million and $4.1 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2 Partial Deferral of the Effective Date of Statement 157, (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. We have not yet determined the impact that the adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 will have on our financial position, results of operations or cash flows.

In June 2008, FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP-EITF No. 03-6-1”) Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of our earnings per share.

3. Receivables

Receivables consist of the following (in thousands):

	August 2, 2008	February 2, 2008	August 4, 2007
Tenant improvement allowances	$19,345	$18,483	$24,680
Trade	7,124	5,637	5,813
Other	2,940	4,400	2,002
	$29,409	$28,520	$32,495

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At August 2, 2008, February 2, 2008 and August 4, 2007 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	August 2, 2008	February 2, 2008	August 4, 2007
Land	$242	$242	$242
Building and land improvements and capital leases (a)	41,094	41,074	40,379
Leasehold improvements	245,630	222,509	175,938
Furniture and fixtures	107,985	108,145	96,719
Technology hardware and software	75,212	69,281	54,062
Machinery and equipment and other	36,509	38,275	27,970
Construction in progress (b)	35,957	18,525	37,108
	542,629	498,051	432,418
Less: Accumulated depreciation and amortization	(198,326)	(169,060)	(142,230)
	$344,303	$328,991	$290,188

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of August 2, 2008, February 2, 2008 and August 4, 2007.
(b)	Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

Certain classification changes between technology hardware and software and machinery and equipment have been made to August 4, 2007 amounts to conform to the current-period presentation.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	August 2, 2008	February 2, 2008	August 4, 2007
Accrued payroll and benefits	$19,913	$19,151	$15,074
Gift cards and coupon rewards	28,083	34,004	18,734
Current portion of deferred rents	19,121	17,079	15,241
Accrued sales returns	6,310	7,177	5,269
Accrued taxes	4,634	5,762	3,579
Other	3,876	4,127	1,706
	$81,937	$87,300	$59,603

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income (loss)	$3,140	$8,696	$(6,100)	$20,726
Weighted average common shares outstanding during the period (for basic calculation)	90,972	93,422	90,911	93,316
Dilutive effect of other potential common shares	567	1,311	—	1,337
Weighted average common shares and potential common shares (for diluted calculation)	91,539	94,733	90,911	94,653
Net income (loss) per common share—Basic	$0.03	$0.09	$(0.07)	$0.22
Net income (loss) per common share—Diluted	$0.03	$0.09	$(0.07)	$0.22

The computation of the dilutive effect of other potential common shares excluded options to purchase 2.3 million and 0.7 million shares of common stock for the three months ended August 2, 2008 and August 4, 2007, respectively, and 2.7 million and 0.7 million shares of common stock for the six months there ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost is comprised of the following components for the three and six months ended August 2, 2008 and August 4, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Service cost	$75	$68	$151	$155
Interest cost	124	101	248	202
Amortization of prior service cost	123	162	246	328
Net curtailment loss	—	598	—	598
Net periodic benefit cost	$322	$929	$645	$1,283

As of August 2, 2008, we had no unrecognized actuarial losses and $3.1 million ($1.9 million after-tax) of unrecognized prior service costs recognized in accumulated other comprehensive income (loss). We expect to amortize an additional $0.2 million in unrecognized prior service cost during the remainder of fiscal 2008.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6 percent as of both August 2, 2008 and February 2, 2008, respectively. The rate of compensation expense increase was 4 percent as of both August 2, 2008 and February 2, 2008.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and six months ended August 2, 2008 and August 4, 2007. We did make benefit payments of $0.3 million, funded by operating cash flows, during the three and six months ended August 2, 2008. No benefit payments were made during the three and six months ended August 4, 2007.

The following table summarizes the expected future benefit payments (in thousands):

Remainder of fiscal 2008	$204
2009	408
2010	408
2011	523
2012	581
Years 2013 - 2017	2,905

8. Commitments

During the three months ended August 2, 2008 and August 4, 2007, we incurred aggregate rent expense under operating leases of $18.2 million and $15.7 million, respectively, including contingent rent expense of $0.1 for both respective periods and $0.3 million and $1.8 million, respectively, of rent expense classified as store pre-opening cost. During the six months ended August 2, 2008 and August 4, 2007, we incurred aggregate rent expense under operating leases of $35.8 million and $30.6 million, respectively, including contingent rent expense of $0.1 million and $0.3 million, respectively and $0.6 million and $2.8 million, respectively, of rent expense classified as store pre-opening cost.

As of August 2, 2008 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of fiscal 2008	$37,172	$509
Fiscal 2009	77,715	1,031
Fiscal 2010	77,841	1,053
Fiscal 2011	76,100	1,033
Fiscal 2012	69,911	1,039
Thereafter	352,142	21,421
Total	$690,881	$26,086
Less - weighted average interest of 7.9% on capital leases		14,322
Total principal payable and accrued interest		$11,764	(1)

(1)                   Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months.

Subsequent to August 2, 2008, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of September 8, 2008 our lease commitments increased by $0.2 million.

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

We had inventory purchase commitments of approximately $198.3 million, $150.7 million and $213.7 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively. Additionally, as of August 2, 2008, February 2, 2008 and August 4, 2007 we had no borrowings outstanding under the revolving line of credit and $16.9 million, $28.3 million and $34.0 million in commercial letters of credit issued, respectively.

9. Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings.  Though we will continue to vigorously defend against them, we are unable to predict with certainty whether we will ultimately be successful.  However based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and six months ended August 2, 2008 and August 4, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Deferred marketing fees and revenue sharing - beginning of period	$11,377	$14,478	$12,316	$14,156
Marketing fees received	515	1,330	1,195	3,864
Revenue sharing received	2,946	—	2,946	—
Marketing fees recognized to revenue	(1,504)	(1,963)	(3,123)	(4,175)
Revenue sharing recognized to revenue	(561)	—	(561)	—
Deferred marketing fees and revenue sharing - end of period	$12,773	$13,845	$12,773	$13,845
Less - Current deferred marketing fees and revenue sharing	5,314	5,518	5,314	5,518
Long-term deferred marketing fees and revenue sharing	$7,459	$8,327	$7,459	$8,327

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $10.4 million and the deferred revenue sharing payment of $2.4 million as of August 2, 2008 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2008	$2,587	$241	$2,828
2009	4,176	481	4,657
2010	2,537	481	3,018
2011	901	481	1,382
2012	187	481	668
Thereafter	—	220	220
	$10,388	$2,385	$12,773

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended August 2, 2008 and August 4, 2007 was approximately $1.3 million and $0.5 million, respectively.  During the six months ended August 2, 2008 and August 4, 2007 sales royalty revenue recognized was approximately $2.4 million and $1.2 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $3.4 million, $2.7 million and $0.7 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales (a):
Retail	$189,357	$177,654	$376,228	$362,514
Direct	52,077	75,822	136,311	172,254
Consolidated net sales	$241,434	$253,476	$512,539	$534,768
Segment operating income:
Retail	$24,341	$26,597	$26,946	$59,650
Direct	10,669	17,922	27,155	42,150
Total segment operating income	35,010	44,519	54,101	101,800
Corporate and other	(29,264)	(32,476)	(63,361)	(71,993)
Consolidated income from operations	$5,746	$12,043	$(9,260)	$29,807
Depreciation and amortization:
Retail	$10,971	$8,826	$21,224	$16,868
Direct	424	316	871	584
Corporate and other	3,433	3,211	7,717	6,607
Consolidated depreciation and amortization	$14,828	$12,353	$29,812	$24,059

(a)                   There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $241.4 million in net sales in the three months ended August 2, 2008. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle.

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

Fiscal 2008 Initiatives

Our business continues to be affected by increasingly challenging macroeconomic conditions, which are evidenced in our business by a highly promotional retail selling environment and a continued decrease in retail store traffic. We expect to continue to face these challenges, in particular the decreasing retail store traffic and heavy promotional discounting, during the second half of fiscal 2008 and foreseeable future. Our efforts during the remainder of fiscal 2008 will continue to be focused on our fiscal 2008 initiatives which we believe will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. We expect that these initiatives will not be fully reflected in our business until the fourth quarter of fiscal 2008. These key initiatives include:

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

In connection with improving our product we are on track to lower our style and color count by at least 20 percent to provide a more focused and cohesive offering. We believe that the style and color reduction will allow us to focus our efforts towards fewer styles enabling us to better execute on our product offerings. In addition to expanding our direct sourcing from 50 percent of our apparel to approximately 60 percent of our apparel in fiscal 2008, we are also working towards reducing our retail inventories per square foot by an average of 15 percent in fiscal 2008. During the twelve month period ended August 2, 2008 we reduced our retail inventory per square foot by approximately 24 percent, while premium retail square footage grew by approximately 27 percent over the same period.

Restoration of the full price heritage of the Coldwater Creek brand   We are committed to restoring the full price heritage to our brand by being more prudent with promotional activity and discounting. Specifically, we have begun to limit the frequency, length, duration, and amount of our overall promotion cadence. We expect to refine our promotional approach to feature fewer, but more targeted campaigns. This is evidenced by a reduction in transactions carrying a promotional discount(1) from 44 percent during the second quarter of fiscal 2007 to 15 percent during the same period of 2008. We believe that prudently managing our promotions and discounting, accompanied with lowering our style and color count, reducing our retail inventories per square foot, and expanding our direct sourcing program, is critical to improving margins and returning to our full price heritage.

Shift in marketing approach   Historically, we have used a broad based marketing strategy of national magazine advertising and catalog circulation, with television advertising on a test basis. We are now shifting to a more point of sale, in-store focus. Our efforts are focused on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We believe this more focused approach will result in a reduction in our spending in 2008 by approximately $35 million versus fiscal 2007. During the first half of fiscal 2008, marketing expense, primarily including national magazine advertising and catalog circulation, decreased approximately $22.6 million, as compared with the first half of fiscal 2007.

(1) We define promotional discounts generally as temporary offerings, which include coupons and in-store promotions, to customers for specified dollar amount discounts or percentage discounts.

For the six months ended August 2, 2008 we decreased national magazine advertising circulation by 52.7 percent compared to the six months ended August 4, 2007. Catalog circulation also decreased by 10.7 million or 20.4 percent during the same period, from 52.4 million catalogs to 41.7 million catalogs. The decrease in catalog circulation was primarily due to reduced Northcountry and Spirit catalog mailings. We have added approximately 562,000 net new names to our e-mail database since August 4, 2007 and conducted more targeted e-mail campaigns, which resulted in an additional 30.6 percent or 81.1 million emails being delivered in the six months ended August 2, 2008, as compared with the six months ended August 4, 2007.

Increased efficiency in the use of resources   In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. In January 2008, we eliminated 65 of our corporate support positions as a first step in executing our efficiency initiative. We believe our current personnel infrastructure will position us for sustained growth in the future. There were no positions eliminated in the Company’s retail stores, distribution center or customer contact centers.

We are also continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate growth. During the second half of fiscal 2007, we completed the initial implementation of our new financial and human resources systems.  During the second quarter of fiscal 2008, we continued activities to enhance or replace several fundamental systems, such as our inventory planning and allocation, financial and human resources systems and we continued to make improvements in our distribution infrastructure, processes and technology in order to expedite the flow of merchandise through our distribution center with the goal of moving product more quickly to our direct customers and premium retail stores.

We believe that a successful execution of these initiatives, which will be fully implemented by the fourth quarter of fiscal 2008, will position us well competitively when there is an improvement in macroeconomic conditions.

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

Loss on Asset Impairment We recorded an impairment charge of $1.5 million ($0.9 million after-tax) in the second quarter of fiscal 2008, related to the Coldwater Creek ~ The Spa concept. The impairment charge represents the excess of recorded carrying values of the long lived assets of certain day spa locations over the estimated fair value of these assets. We continue to operate nine day spa locations, focusing on the brand experience and opportunity to cross-market with Coldwater Creek retail stores. We have no plans to open additional day spa locations.

Comparison of the Three Months Ended August 2, 2008 with the Three Months Ended August 4, 2007

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended August 2, 2008 as compared to the three months ended August 4, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	August 2,	% of	August 4,	% of
	2008	net sales	2007	net sales	$ change	% change

Net sales	$241,434	100.0%	$253,476	100.0%	$(12,042)	(4.8)%
Cost of sales	145,786	60.4%	143,324	56.5%	2,462	1.7%
Gross profit	95,648	39.6%	110,152	43.5%	(14,504)	(13.2)%
Selling, general and administrative expenses	88,450	36.6%	98,109	38.7%	(9,659)	(9.8)%
Loss on asset impairments	1,452	0.6%	—	0.0%	1,452	—
Income from operations	5,746	2.4%	12,043	4.8%	(6,297)	(52.3)%
Interest, net and other	537	0.2%	2,333	0.9%	(1,796)	(77.0)%
Income before income taxes	6,283	2.6%	14,376	5.7%	(8,093)	(56.3)%
Income tax provision	3,143	1.3%	5,680	2.2%	(2,537)	(44.7)%
Net income	$3,140	1.3%	$8,696	3.4%	$(5,556)	(63.9)%
Effective income tax rate	50.0%		39.5%

Net Sales

Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the three months ended August 2, 2008 as compared with the three months ended August 4, 2007 primarily due to decreases in sales within our direct segment and a decrease in comparable premium store sales. This decrease was offset by the addition of 62 premium retail stores, five merchandise clearance outlet stores and three day spa locations since August 4, 2007. We experienced a decline of 13.7 percent in comparable premium store sales in the three months ended August 2, 2008 as compared to a 6.0 percent decrease in comparable premium store sales(2) for the three months ended August 4, 2007.

We believe our sales performance for the three months ended August 2, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly promotional selling environment and decreased retail store traffic. In addition, during the three months ended August 2, 2008, our business was negatively impacted as we continued to navigate through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.  During the three months ended August 2, 2008, we experienced a decline in comparable premium retail store traffic and a decrease in average transaction value in both our premium retail stores and direct channel as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of markdowns(3) in both segments.

Shipping fees received from customers for delivery of merchandise decreased $3.3 million to $6.5 million for the three months ended August 2, 2008 as compared with the same period in 2007. We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $0.4 million for the three months ended August 2, 2008 as compared with the same period in 2007. As part of the co-branded credit card program, we received our first revenue sharing payment of approximately $2.9 million during the three months ended August 2, 2008. The amount of revenue sharing recognized as revenue during the three months ended August 2, 2008 was approximately $0.6 million.

Cost of Sales/Gross Profit

The gross profit rate decreased by 3.9 percentage points during the three months ended August 2, 2008 as compared to the three months ended August 4, 2007.  Approximately 0.7 percentage points of this decrease was due to increased in-store markdowns, slightly offset by higher initial merchandise markups. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our retail occupancy costs and buying and distribution costs of approximately 4.0 and 0.2 percentage points, respectively, offset by a 1.0 percentage point improvement in shipping and handling costs as a percentage of sales.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expense (SG&A) decreased by 2.1 percentage points in the three months ended August 2, 2008 as compared with the three months ended August 4, 2007. This decrease in SG&A rate

(2)   We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended August 2, 2008, the comparable premium store retail base included 236 premium retail stores compared to 172 premium retail stores for the same period of fiscal 2007. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

(3) We define markdowns generally as permanent reductions from the original selling price.

was the result of a 4.1 percentage point decrease in marketing expenses, offset by a 1.7 percentage point increase in employee expenses and a 0.3 percentage point increase in overhead costs.

Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee salaries, wages, taxes and benefits as we continue to increase staffing to support the expanding retail store base. The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation and the discontinuation of testing of television advertising. The reduced leveraging in employee and overhead expenses is primarily due to the decrease in comparable store sales.

Loss on Asset Impairment

During the three months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. No impairments were recorded during the three months ended August 4, 2007.

Interest, Net and Other

The decrease in interest, net and other for the three months ended August 2, 2008 as compared with the same period in the prior year is primarily the result of lower interest income earned on lower average cash balances and lower interest rates.

Provision for Income Taxes

The decrease in the consolidated provision for income taxes for the three months ended August 2, 2008 as compared with the same period in the prior year was the result of lower pre-tax income. The increase in effective tax rate for the comparable periods is also due to lower pre-tax income as permanent book-tax differences, primarily relating to state taxes, non-deductible stock compensation expense and interest, did not change significantly during the respective periods. See Note 2 to our condensed consolidated financial statements for further discussion of the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	August 2, 2008	% of Net Sales	August 4, 2007	% of Net Sales	% Change
Net sales:
Retail	$189,357	78.4%	$177,654	70.1%	6.6%
Direct	52,077	21.6%	75,822	29.9%	(31.3)%
	$241,434	100.0%	$253,476	100.0%	(4.8)%
Segment operating income:
Retail	$24,341		$26,597
Direct	10,669		17,922
	$35,010		$44,519

The following table reconciles segment operating income to income from operations (in thousands):

	Three Months Ended
	August 2, 2008	August 4, 2007	% Change
Segment operating income	$35,010	$44,519	(21.4)%
Unallocated corporate and other	(29,264)	(32,476)	(9.9)%
Income from operations	$5,746	$12,043	(52.3)%

Retail Segment

Sales

The $11.7 million increase in retail segment net sales for the three months ended August 2, 2008 as compared with the three months ended August 4, 2007 is primarily the result of the addition of 62 premium retail stores, five merchandise clearance outlet stores and three day spa locations since August 4, 2007. This increase was offset by decreases in comparable premium store sales, as our premium retail stores experienced continued poor traffic over this period. Net sales in our comparable premium retail stores decreased $20.2 million to $127.7 million for the three months ended August 2, 2008 as compared with $147.9 million for the three months ended August 4, 2007.  During the three months ended August 2, 2008, we experienced a decline in comparable premium retail store traffic of 13.4 percent and a decrease in average transaction value of premium retail stores of 4.3 percent as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns due to increased clearance activity.

Also contributing to the increase in retail segment net sales were increases of $0.6 million in co-branded credit card program revenue, $2.0 million in net sales from merchandise clearance outlet stores, and $1.3 million in net sales from our day spa concept in the three months ended August 2, 2008, as compared with the three months ended August 4, 2007.

We believe our sales performance for the three months ended August 2, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly promotional selling environment and decreased retail store traffic.  In addition, during the three months ended August 2, 2008, our business was negatively impacted as we continued to navigate through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended August 2, 2008 as compared with the three months ended August 4, 2007 decreased by 2.1 percentage points. The decrease was primarily due to a 4.3 percentage point reduction in the leveraging of retail occupancy costs, which includes the impairment charge of $1.5 million or 0.8 percentage point reduction related to certain day spa locations, and a 0.1 percentage point increase in employee expenses. These reductions were offset by higher initial merchandise markups associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, partially offset by increased in-store markdown activity resulting in a 0.3 percentage point improvement in merchandise margins. In addition, improved leveraging of certain overhead costs and a decrease in marketing costs contributed a 1.2 and 0.8 percentage point improvement, respectively.

Costs related to the day spa concept, which are included in the above analysis, decreased our overall retail segment operating income rate by 0.9 percentage points for the three months ended August 2, 2008 compared to approximately 1.4 percentage points for the three months ended August 4, 2007.

Direct Segment

Sales

The direct segment net sales decreased $23.7 million during the three months ended August 2, 2008 as compared to the three months ended August 4, 2007. Sales through our Internet channel decreased $15.4 million from $54.8 million for the three months ended August 4, 2007 to $39.4 million for the three months ended August 2, 2008.  Sales from our phone and mail channel for the same period decreased $8.3 million from $21.0 million to $12.7 million.

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

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 3.4 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns. The decrease in phone and mail businesses net sales is related to fewer catalogs mailed during the period, offset by an approximate 11.9 percent increase in average transaction value during the three months ended August 2, 2008 as compared to the three months ended August 4, 2007.

Direct segment net sales were also negatively impacted by a decrease of $3.3 million in shipping revenue in the three months ended August 2, 2008 as compared to the three months ended August 4, 2007. These decreases were offset by an increase of $0.4 million in co-branded credit card program revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended August 2, 2008 as compared with the three months ended August 4, 2007 decreased by 3.2 percentage points. Increased clearance activity, slightly offset by higher initial merchandise margins, resulted in a 4.1 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs which resulted in a 2.5 percentage point and 1.3 percentage point decline in direct segment operating income rate, respectively. These increases were partially offset by a decrease in marketing expense, which resulted in a 4.7 percentage point improvement in direct segment operating income rate.

Corporate and Other

Corporate and other expenses decreased $3.2 million in the three months ended August 2, 2008 as compared to the three months ended August 4, 2007. The decrease is mainly due to a $3.8 million decrease in marketing expenses, primarily related to a reduction in national magazine advertisement circulation and the discontinuation of our television advertising test. Additionally, employee expense decreased $0.7 million, consisting predominantly of wages. This decrease was offset by an increase in corporate support costs of $0.7 million, primarily professional service fees, and an occupancy cost increase of $0.6 million primarily as a result of facilities maintenance and information technology support.

Comparison of the Six Months Ended August 2, 2008 with the Six Months Ended August 4, 2007

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended August 2, 2008 as compared to the six months ended August 4, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	August 2,	% of	August 4,	% of
	2008	net sales	2007	net sales	$ change	% change

Net sales	$512,539	100.0%	$534,768	100.0%	$(22,229)	(4.2)%
Cost of sales	324,091	63.2%	296,129	55.4%	27,962	9.4%
Gross profit	188,448	36.8%	238,639	44.6%	(50,191)	(21.0)%
Selling, general and administrative expenses	196,256	38.3%	208,832	39.1%	(12,576)	(6.0)%
Loss on asset impairments	1,452	0.3%	—	0.0%	1,452	—
Income (Loss) from operations	(9,260)	(1.8)%	29,807	5.6%	(39,067)	*
Interest, net and other	1,090	0.2%	4,549	0.9%	(3,459)	(76.0)%
Income (Loss) before income taxes	(8,170)	(1.6)%	34,356	6.4%	(42,526)	*
Income tax provision (benefit)	(2,070)	(0.4)%	13,630	2.5%	(15,700)	*
Net income (loss)	$(6,100)	(1.2)%	$20,726	3.9%	$(26,826)	*
Effective income tax rate	25.3%		39.7%

* Comparisons from positive to negative values are considered not meaningful.

Net Sales

Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the six months ended August 2, 2008 as compared with the six months ended August 4, 2007 primarily due to decreases in comparable premium store sales and decreases in sales through our direct segment. This decrease was offset by the addition of 62 premium retail stores, five merchandise clearance outlet stores and three day spa concept locations since August 4, 2007. We experienced decreases in comparable premium retail store sales of 19.0 percent and 13.7 percent in the first and second quarters of fiscal 2008, respectively.

We believe our sales performance for the six months ended August 2, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly promotional selling environment and decreased retail store traffic. In addition, during the six months ended August 2, 2008, our business was negatively impacted as we continued to navigate through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.

During the six months ended August 2, 2008, we experienced a decline in comparable premium retail store traffic and a decrease in average transaction value in both premium retail stores and direct channel as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of markdown activity in both segments.

Shipping fees received from customers for delivery of merchandise decreased $3.4 million to $17.7 million for the six months ended August 2, 2008 as compared with the same period in 2007. We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $0.1 million for the six months ended August 2, 2008 as compared with the same period in 2007. As part of the co-branded credit card program, we received our first revenue sharing payment of approximately $2.9 million during the six months ended August 2, 2008. The amount of revenue sharing recognized as revenue during the six months ended August 2, 2008 was approximately $0.6 million.

Cost of Sales/Gross Profit

The gross profit rate decreased by 7.8 percentage points during the six months ended August 2, 2008 as compared to the six months ended August 4, 2007.  Approximately 4.5 percentage points of this decrease was due to increased markdowns and clearance activity, slightly offset by higher initial merchandise markups. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our retail occupancy costs and buying and distribution costs of approximately 3.4 and 0.4 percentage points, respectively, offset by a 0.5 percentage point improvement in shipping and handling costs as a percentage of sales.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expense (SG&A) decreased by 0.8 percentage points in the six months ended August 2, 2008 as compared with the six months ended August 4, 2007. This decrease in SG&A rate was the result of a 3.9 percentage point decrease in marketing expenses, offset by a 2.5 percentage point increase in employee expenses and a 0.6 percentage point increase in overhead costs.

Employee expenses and overhead costs as a percentage of net sales increased as the result of retail administrative and store employee salaries, wages, taxes and benefits as we continue to increase staffing to support the expanding retail store base. The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation and the discontinuation of testing of television advertising. The reduced leveraging in employee and overhead expenses is primarily due to the decrease in comparable store sales and decrease in direct segment sales.

Loss on Asset Impairment

During the six months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. No impairments were recorded during the six months ended August 4, 2007.

Interest, Net and Other

The decrease in interest, net and other for the six months ended August 2, 2008 as compared with the same period in the prior year is primarily the result of lower interest income earned on lower average cash balances and lower interest rates.

Provision for Income Taxes

The benefit for income taxes for the six months ended August 2, 2008 as compared to the provision in the same period in the prior year was the result of a pre-tax loss, resulting in a tax benefit of $2.1 million. See Note 2 to our condensed consolidated financial statements for further discussion on the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Six Months Ended
	August 2, 2008	% of Net Sales	August 4, 2007	% of Net Sales	% Change
Net sales:
Retail	$376,228	73.4%	$362,514	67.8%	3.8%
Direct	136,311	26.6%	172,254	32.2%	(20.9)%
	$512,539	100.0%	$534,768	100.0%	(4.2)%
Segment operating income:
Retail	$26,946		$59,650
Direct	27,155		42,150
	$54,101		$101,800

The following table reconciles segment operating income to income from operations (in thousands):

	Six Months Ended
	August 2, 2008	August 4, 2007	% Change
Segment operating income	$54,101	$101,800	(46.9)%
Unallocated corporate and other	(63,361)	(71,993)	(12.0)%
Income (Loss) from operations	$(9,260)	$29,807	*

* Comparisons from positive to negative values are considered not meaningful.

Retail Segment

Sales

The $13.7 million increase in retail segment net sales for the six months ended August 2, 2008 as compared with the six months ended August 4, 2007 is primarily the result of the addition of 62 premium retail stores, five merchandise clearance outlet stores and three day spa concept locations since August 4, 2007, offset by decreases in comparable premium store sales of 19.0 and 13.7 percent, respectively, during the first and second quarters of fiscal 2008. The decrease in comparable store sales reflects decreases in comparable premium retail store traffic of 9.4 and 13.4 percent, respectively, during the first and second quarters of fiscal 2008. During the six months ended August 2, 2008, we also experienced a decrease in average transaction value of premium retail stores of 9.1 percent as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns.

Also contributing to the increase in retail segment net sales was an increase of $4.4 million in net sales from merchandise clearance outlet stores, $2.6 million in net sales from our day spa concept, and $0.2 million in co-branded credit card program revenue in the six months ended August 2, 2008 as compared with the six months ended August 4, 2007.

We believe our sales performance for the six months ended August 2, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly promotional selling environment and decreased retail store traffic. In addition, during the six months ended August 2, 2008, our business was negatively impacted as we continued to navigate through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the six months ended August 2, 2008 as compared with the six months ended August 4, 2007 decreased by 9.3 percentage points. Increased in-store markdown activity, slightly offset by higher initial merchandise margins, resulted in a 4.6 percentage point decline in merchandise margins. Retail segment operating rate was also negatively impacted by a 4.1 percentage point reduction in the leveraging of retail store occupancy costs, which includes the impairment charge of $1.5 million or 0.4 percentage point reduction related to certain day spa locations, and a 1.4 percentage point increase in employee expense. Improved leveraging of certain overhead costs and a decrease in marketing costs contributed a 0.6 and 0.2 percentage point improvement, respectively. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

Costs related to the day spa concept, which are included in the above analysis, decreased our overall retail segment operating income rate by 0.8 percentage points for the six months ended August 2, 2008 compared to approximately 1.4 percentage points for the six months ended August 4, 2007.

Direct Segment

Sales

The direct segment net sales decreased $35.9 million during the six months ended August 2, 2008 as compared to the six months ended August 4, 2007. Sales through our Internet channel decreased $17.5 million from $120.6 million for the six months ended August 4, 2007 to $103.1 million for the six months ended August 2, 2008.  Sales from our phone and mail channel for the same period decreased $18.4 million from $51.6 million to $33.2 million.

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

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 8.1 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns. The decrease in phone and mail businesses net sales is related to fewer catalogs mailed and an approximate 2.6 percent decrease in average transaction value during the six months ended August 2, 2008 as compared to the six months ended August 4, 2007.

Direct segment net sales were also negatively impacted by a decrease of $3.4 million in shipping revenue in the six months ended August 2, 2008 as compared to the six months ended August 4, 2007. These decreases were offset by an increase of $0.5 million in co-branded credit card program revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the six months ended August 2, 2008 as compared with the six months ended August 4, 2007 decreased by 4.5 percentage points. Increased clearance activity, slightly offset by higher initial merchandise margins, resulted in a 4.4 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs which resulted in a 1.6 and 1.3 percentage point decline in direct segment operating income rate, respectively. These increases were partially offset by a decrease in marketing expense which resulted in a 2.8 percentage point improvement in direct segment operating income rate.

Corporate and Other

Corporate and other expenses decreased $8.6 million in the six months ended August 2, 2008 as compared to the six months ended August 4, 2007. The decrease is mainly due to a $12.8 million decrease in marketing expenses primarily related to a reduction in national magazine advertisement circulation and the discontinuation of our television advertising test . This decrease was offset by increases in corporate support costs of $1.3 million, consisting primarily of professional service fees and retail manager meetings, occupancy costs of $1.6 million, consisting primarily of depreciation, and employee expenses of $1.3 million, consisting predominantly of corporate salaries.

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

Operating activities generated $68.1 million and $34.4 million of positive cash flow during the six months ended August 2, 2008 and August 4, 2007, respectively.

On a comparative year-to-year basis, the $33.7 million increase in cash flows from operating activities during the six months ended August 2, 2008 as compared with the six months ended August 4, 2007 resulted primarily from reduced payments on inventory purchases and reduced marketing costs, taxes received of $4.6 million versus taxes paid of $10.5 million in the comparable period, and an increase of $0.8 million in fees collected from the co-branded credit card program, which includes a $2.9 million payment related to the revenue sharing component of our co-branded credit card program that we received for the first time in the second quarter of fiscal 2008. We also experienced an increase in cash collected on tenant allowances of $5.0 million as total cash collected was $19.2 million during the six months ended August 2, 2008 as compared to $14.2 million during the six months ended August 4, 2007. This increase was offset by decreased revenues and lower gross margins, as well as a decrease of $3.2 million in interest income collected.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $44.8 million and $57.5 million during the six months ended August 2, 2008 and August 4, 2007, respectively. Capital expenditures during the six months ended August 2, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 16 additional premium retail stores, 23 premium retail stores under construction, three merchandise clearance outlet stores, office space expansion and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the six months ended August 4, 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 20 additional premium retail stores and 18 premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.  The decrease in capital expenditures in the current six month period is the result of our initial investment in our new enterprise resource planning system, the build-out of our New York flagship store and the expansion of our customer contact and IT data center in the first half of fiscal 2007. Cash outflows for the six months ended Augst 2, 2008 were offset by cash inflows of  $3.1 million related to the proceeds from the sale of certain assets.

Cash inflows from financing activities were $0.4 million and $4.4 million during the six months ended August 2, 2008 and August 4, 2007, respectively. The cash inflows were derived from activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.  During the six months ended August 2, 2008, cash inflows were partially offset by payments made on our capital leases and other financing obligations.

As a result of the foregoing, we had $110.1 million in consolidated working capital at August 2, 2008, compared with $115.8 million at February 2, 2008. Our consolidated current ratio was 1.60 at August 2, 2008, compared with 1.69 at February 2, 2008. We had no outstanding borrowings under our credit facility at August 2, 2008 or February 2, 2008.

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

Future Outlook

Though we were profitable in the second quarter of fiscal 2008, we continue to operate and compete in increasingly challenging economic conditions. These conditions are evidenced in our business by a highly promotional selling environment and a continued decrease in retail store traffic. These conditions, which continued into the second half of fiscal 2008, have had a negative impact on our sales, gross margins and earnings. We believe the current conditions, in particular the decreasing retail store traffic and heavy promotional discounting, will continue during the remainder of fiscal 2008 and the foreseeable future.

We expect our retail expansion to continue to be the key driver of future growth. As we execute our fiscal 2008 initiatives we will continue to incur additional costs to support our retail expansion and improve existing information technology infrastructure while at the same time focusing on controlling costs. We believe that an effective implementation of these initiatives will put us in a strong competitive position when there is an improvement in macroeconomic conditions.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following table summarizes our minimum contractual commitments and commercial obligations as of August 2, 2008 (in thousands):

	Payments Due in Fiscal Year
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Operating leases (a)	$690,881	$37,172	$155,556	$146,011	$352,142
Contractual commitments (b)	200,068	200,068	—	—	—
Capital leases (c)	26,086	509	2,084	2,072	21,421
Other financing obligations (d)	3,584	556	3,028	—	—
Other long-term liabilities (e)(f)	12,425	2,683	1,675	1,104	6,963
Total	$933,044	$240,988	$162,343	$149,187	$380,526

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

(b)

Contractual commitments include inventory purchase orders of $198.3 million and construction commitments of $1.7 million. We expect to pay all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

(c)

The weighted average interest rate on the capital leases is approximately 7.9 percent. Based upon the payment terms of the lease agreements, the lease payments primarily represent interest only payments for the next twelve months. Payments represent the principal and accrued interest of $11.8 million and interest expense to be incurred of approximately $14.3 million.

(d)

Payments on other financing obligations represent interest expense to be incurred of approximately $0.4 million and principal amounts due in the next twelve months of approximately $1.1 million, which has been recorded as a current liability.

(e)

Other long-term liabilities primarily include amounts on our August 2, 2008 consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.6 million, $3.2 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.3 million. We expect payments of approximately $0.4 million during the next twelve months related to the supplemental executive retirement plan. The payments above relating to the $3.2 million retention program, of which $2.5 million will be paid during the next twelve months, do not include $1.2 million of additional compensation that is to be recognized over the employees’ remaining service periods.

(f)

We have excluded $136.5 million and $7.5 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents and relate to operating leases which are already reflected in the operating lease category above, and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Our only individually significant operating lease is for our distribution center and customer contact center located in Mineral Wells, West Virginia. During the third quarter of fiscal 2006, construction was completed on the 350,000 square-foot expansion to this distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. Our remaining lease commitment as of August 2, 2008 is approximately $74.2 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, day spas and to various equipment and technology.

Subsequent to August 2, 2008, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of September 8, 2008 our operating lease commitments increased by $0.2 million.

As of August 2, 2008 we had $16.9 million in letters of credit issued.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended August 2, 2008, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 2, 2008. Based on that evaluation, our President and Chief Executive Officer and

Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings.  Though we will continue to vigorously defend against them, we are unable to predict with certainty whether or not we will ultimately be successful.  However based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

ITEM 1A.                     RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the second quarter of fiscal 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence, which has been impacted recently by rising energy and food costs. Declines in consumer spending on apparel and accessories could reduce our revenues, gross margins and earnings. We continue to be affected by increasingly challenging macroeconomic conditions which are evidenced in our business by a highly promotional retail selling environment and a continued decrease in retail store traffic. These conditions, which have continued into the third quarter of fiscal 2008, have had a negative impact on our revenues, gross margins and earnings. We believe these conditions, in particular the decreasing retail store traffic and heavy promotional discounting, will continue during the remainder of fiscal 2008 and the foreseeable future.  In addition, during the six months ended August 2, 2008, our business was negatively impacted as we continued to navigate through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.  We have recently announced changes in our business strategy that we hope over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. These initiatives will take time to be fully implemented and there is no assurance that they will be successful or that they will have any positive effect on our operating results.

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

The day spa concept may not be successful and may be abandoned at any time.

We operate the Coldwater Creek ~ The Spa concept in nine locations. We opened three of these locations during the second half of fiscal 2007. The other six locations have been open approximately two years. To date, our day spa has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. During the three months ended August 2, 2008, we determined that the carrying amount of certain assets at certain day spa locations will not be recovered. Consequently, we recorded an impairment charge of $1.5 million related to the day spa concept.

We have not formed a conclusion as to the long-term prospects of this concept, although we have no plan to build additional day spas. There is no assurance that the day spa concept will ever be successful or that we will continue to develop future spas. Factors that could cause us to curtail or abandon the day spa concept include:

•                                          unexpected or increased costs or delays in the concept’s development;

•                                          the potential demands on management resources in developing this new concept;

•                                          legal and regulatory constraints;

•                                          the inherent difficulty in forecasting consumer tastes and trends through market research, and the possibility that we will determine through the performance of our day spas that demand does not meet our expectations; and

•                                          our inability to fund our day spa concept or its expansion with operating cash as a result of either lower sales from our retail and direct businesses or higher than anticipated costs, or both.

If we were to abandon the day spa concept, we would be required to write off any costs we have capitalized and may incur lease termination costs, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized. Additionally, there is no assurance that we will not incur additional impairment charges related to our day spa concept.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy continues to be the retail store expansion. As of August 2, 2008, we operated 322 premium retail stores. We have since opened an additional four stores in the third quarter of fiscal 2008 for a total of 326 premium retail stores currently in operation. We plan to open approximately 40 to 45 premium retail stores in fiscal 2008. We believe we have the potential to grow our retail business to a total of 500 to 550 premium retail stores over the next three to five years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

Though it is our present intention to open approximately 40 to 45 new stores in fiscal 2008, we do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to continue to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

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

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 14, 2008. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: To elect three class I directors to the Company’s Board of Directors.

	For	Withheld
Curt Hecker	60,735,728	670,426
Georgia Shonk-Simmons	60,959,477	446,677
Michael J. Potter	61,101,325	304,829

Continuing Directors:
Dennis Pence
Daniel Griesemer
Robert H. McCall
James R. Alexander
Kay Isaacson-Leibowitz
Jerry Gramaglia
Frank M. Lesher

Proposal No. 2: To ratify the appointment of Deloitte and Touche LLP as our independent auditors.

For	Against	Abstain	Broker non-votes
61,156,136	231,196	18,822	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 11th day of September 2008.

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