Form 10-Q
period 2008-11-01
COLDWATER CREEK INC
filed 2008-12-11
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 8, 2008
Common Stock ($.01 par value)	91,186,600

Coldwater Creek Inc.

Form 10-Q

For the Quarterly Period Ended November 1, 2008

“We”, “us”, “our”, “Company” and “Coldwater Creek”, unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,350	$62,479	$82,025
Receivables	25,204	28,520	32,978
Inventories	171,368	139,993	194,025
Prepaid and other	19,452	17,246	17,594
Income taxes recoverable	4,078	14,265	2,832
Prepaid and deferred marketing costs	11,798	13,662	22,274
Deferred income taxes	8,113	8,073	6,009
Total current assets	312,363	284,238	357,737

Property and equipment, net	348,285	328,991	313,942
Deferred income taxes	12,566	7,680	9,023
Restricted cash	2,664	2,664	3,552
Other	810	686	766
Total assets	$676,688	$624,259	$685,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,528	$75,936	$129,350
Accrued liabilities	71,900	87,300	66,339
Current deferred marketing fees and revenue sharing	5,098	5,252	5,410
Total current liabilities	211,526	168,488	201,099

Deferred rents	136,604	122,819	120,230
Deferred marketing fees and revenue sharing	6,599	7,064	7,718
Supplemental Employee Retirement Plan	8,330	8,041	7,992
Capital lease and other financing obligations	13,410	14,467	11,528
Other	998	1,517	1,255
Total liabilities	377,467	322,396	349,822

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,186,600, 90,796,551 and 92,775,857 shares issued, respectively	912	908	928
Additional paid-in capital	114,548	110,010	126,160
Accumulated other comprehensive loss	(1,788)	(2,014)	(1,868)
Retained earnings	185,549	192,959	209,978
Total stockholders’ equity	299,221	301,863	335,198
Total liabilities and stockholders’ equity	$676,688	$624,259	$685,020

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$228,453	$271,161	$740,992	$805,929
Cost of sales	142,339	163,349	466,430	459,478
Gross profit	86,114	107,812	274,562	346,451
Selling, general and administrative expenses	88,765	117,589	285,021	326,421
Loss on asset impairment	—	554	1,452	554
Income (Loss) from operations	(2,651)	(10,331)	(11,911)	19,476
Interest, net, and other	353	1,440	1,443	5,989
Income (Loss) before income taxes	(2,298)	(8,891)	(10,468)	25,465
Income tax provision (benefit)	(988)	(2,696)	(3,058)	10,934
Net income (loss)	$(1,310)	$(6,195)	$(7,410)	$14,531
Net income (loss) per share - Basic	$(0.01)	$(0.07)	$(0.08)	$0.16
Weighted average shares outstanding - Basic	91,115	93,606	90,979	93,413
Net income (loss) per share - Diluted	$(0.01)	$(0.07)	$(0.08)	$0.15
Weighted average shares outstanding - Diluted	91,115	93,606	90,979	94,644

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	November 1, 2008	November 3, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(7,410)	$14,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,282	37,207
Stock-based compensation expense	3,583	4,386
Loss on asset impairments	1,452	554
Supplemental Employee Retirement Plan expense	969	3,171
Deferred rent amortization	(6,942)	(3,328)
Deferred income taxes	(5,379)	(7,830)
Excess tax benefit from exercises of stock options	(84)	(2,256)
Net loss on asset disposition	181	1,152
Other	314	15
Net change in current assets and liabilities:
Receivables	3,316	(10,840)
Inventories	(31,375)	(67,072)
Prepaid and other and income taxes recoverable	8,142	(6,800)
Prepaid and deferred marketing costs	1,864	(13,023)
Accounts payable	57,846	40,280
Accrued liabilities	(18,057)	1,914
Income taxes payable	—	1,064
Change in deferred marketing fees and revenue sharing	(619)	(1,028)
Change in deferred rents	22,950	34,867
Other changes in non-current assets and liabilities	(784)	393
Net cash provided by operating activities	74,249	27,357

INVESTING ACTIVITIES:
Purchase of property and equipment	(67,962)	(91,081)
Proceeds from asset dispositions	3,086	—
Net cash used in investing activities	(64,876)	(91,081)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	1,107	2,631
Excess tax benefit from exercises of stock options	84	2,256
Payments on capital lease and other financing obligations	(693)	—
Purchase and retirement of treasury stock	—	(7,818)
Net cash provided by (used in) financing activities	498	(2,931)
Net increase (decrease) in cash and cash equivalents	9,871	(66,655)
Cash and cash equivalents, beginning	62,479	148,680
Cash and cash equivalents, ending	$72,350	$82,025

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

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net income (loss)	$(1,310)	$(6,195)	$(7,410)	$14,531

Amortization of unrecognized prior service cost	124	139	370	467

Effect of curtailments	—	591	—	1,758

Tax effect	(48)	(285)	(144)	(868)

Comprehensive income (loss)	$(1,234)	$(5,750)	$(7,184)	$15,888

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

Co-branded credit card During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program (as amended during the second quarter of fiscal 2007), we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. The initial up-front marketing fee is deferred and recognized into revenue over the estimated period that the customer will use the credit card. We are also eligible to receive an annual revenue sharing payment if certain profitability measures of the program are met. The revenue sharing payment we receive annually, if any, is deferred and recognized into revenue over the expected life of the co-branded credit card program. In addition, we receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise.  The sales royalty is deferred and subsequently recognized as revenue over the redemption period of the reward coupons, adjusted for that portion of awards that we estimate will not be redeemed by customers (“breakage”). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers.  We determine our breakage rate based upon company specific historical redemption patterns.

To encourage customers to apply for and activate the co-branded credit card we provide a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. These discounts are netted against the sales price of the related merchandise. In addition to marketing sales discounts we also incur the cost of printing and mailing customized catalogs to customers who have been pre-approved by the credit card issuer to receive a credit card offer. These costs are expensed as incurred as selling, general and administrative expenses. Approximately 9,600 and 26,300 cards were activated in the three months ended November 1, 2008 and November 3, 2007, respectively. Approximately 34,900 and 85,300 cards were activated during the nine months ended November 1, 2008 and November 3, 2007, respectively.

Onecreek In September of 2007, we introduced onecreek, a customer loyalty program which entitled enrolled customers who maintained an annual minimum level of spending to earn awards in the form of future discounts that could be redeemed towards a future purchase of merchandise.

Under the program, a onecreek customer earned an award, in the form of a future discount, on each qualifying purchase that was redeemed towards future purchases of merchandise. For awards that were earned on individual purchases, we concluded that they represented significant incremental discounts and, as a result, we allocated the consideration received from the customer between the goods purchased and the award earned based on their relative fair values.  The consideration allocated to the award was recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for breakage. We recognized the breakage for unredeemed awards in proportion to the actual awards that were redeemed by customers. We determined our breakage rate based upon company specific historical redemption patterns.  In July of 2008, we changed the program such that we no longer provide awards based on the customer maintaining a minimum level of spend and making individual purchases.  Consequently, we no longer defer revenue under the onecreek program. The deferred revenue related to the program was approximately $1.2 million and $0.2 million as of February 2, 2008 and November 3, 2007, respectively.  As a result of the changes in the program, no revenue was deferred as of November 1, 2008.

In addition, under the onecreek program, enrolled onecreek customers who maintained their annual minimum spending level also earned a yearly “birthday award”. We determined that this award did not represent a significant incremental discount and as a result accounted for it using the incremental cost approach.  Under this approach we accrued a liability for the cost of award over the time period that the customer earned the award. This liability is reduced for that portion of the rewards that we estimate, based on our own historical experience, will not be redeemed by customers.  In July of 2008, we changed the program such that birthday coupons are no longer provided based on the customer maintaining a minimum level of spend.  Therefore, we no longer accrue for birthday coupons. The accrued liability related to the birthday gift coupons was not material for all periods presented.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments with an original maturity date of three months or less at the date of purchase. As of November 1, 2008, these instruments consist mainly of direct investments in U.S. Treasury Bills and money market funds that invest entirely in U.S. Treasury Securities. We maintain a substantial portion of our cash and cash equivalents with a well-known and stable financial institution. However, we have significant amounts of cash and cash equivalents at this financial institution that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, given the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

During the three months ended November 1, 2008, we purchased approximately $45.0 million in U.S. Treasury Bills which are classified as cash equivalents, categorized as held-to-maturity and measured at amortized cost in the statement of financial position.  The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income. As of November 1, 2008, the net carrying amount, which approximates fair value, was approximately $45.0 million.

Fair Value

Effective February 3, 2008, we adopted SFAS No. 157, Fair Value Measures (SFAS 157) for financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.

The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities;

•                  Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3 — Inputs that are unobservable.

As of November 1, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents consisting of direct investments in U.S. Treasury Bills and money market funds that invest entirely in U.S. Treasury Securities for which market prices are readily available. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 1, 2008 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$67,525	$—	$—

We also have financial assets and liabilities, not required to be measured at a fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising costs of $11.5 million and $25.9 million for the three months ended November 1, 2008 and November 3, 2007, respectively and $38.3 million and $69.7 million for the nine months ended November 1, 2008 and November 3, 2007, respectively are included in consolidated selling, general and administrative expenses.

Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $6.0 million and $6.9 million for the three months ended November 1, 2008 and November 3, 2007, respectively and $15.7 million and $22.1 million for the nine months ended November 1, 2008 and November 3, 2007, respectively are included in consolidated selling, general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment on a semi-annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the nine months ended November 1, 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment. No impairments were recorded during the three months ended November 1, 2008. During the three and nine months ended November 3, 2007, we recorded an impairment charge of $0.6 million related to long-lived assets of one of our premium retail stores.

We introduced the day spa concept on a limited basis resulting in the opening of six day spas in fiscal 2006 and three day spas in fiscal 2007.  As of August 2, 2008, the first day spa we opened had been operating for approximately 28 months while the last day spa had been operating for approximately nine months, for an average opening period of approximately 21 months for all nine day spas.  Management determined in the second quarter of fiscal 2008 that the day spa concept had been operating for a sufficient amount of time to perform a detailed impairment evaluation, given that the concept continued to incur operating and cash flow losses.  This evaluation was also done in conjunction with our established policy to review all retail locations for impairment on a semi-annual basis. Consequently, we determined that the leasehold improvements, equipment, and furniture and fixtures at certain day spa locations were impaired. We used the expected present value model, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate were used to estimate fair value.

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

The deterioration of the financial, credit, and housing markets have had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business.  Though we believe that no impairment of our long-lived assets exist as of November 1, 2008, if market conditions were to continue to deteriorate for an extended period of time, it is possible that we could record impairments of certain long-lived assets in the future.

Accounting for Leases

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $28.6 million, $23.5 million and $22.4 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as “tenant allowances”. When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $127.3 million, $116.4 million and $114.1 million existed at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

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

Total stock-based compensation recognized in selling, general and administrative expenses from stock options, restricted stock units (RSUs) and common stock issued to employees under our Customer Service Recognition Program during the three and nine months ended November 1, 2008 and November 3, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock Options	$822	$894	$2,221	$2,342
RSUs	477	572	1,362	1,520
Customer Service Recognition Program	—	158	—	524
Total	$1,299	$1,624	$3,583	$4,386

Options to purchase 1,078,750 and 479,250 shares of our common stock were granted to employees during the nine months ended November 1, 2008 and November 3, 2007, respectively. The weighted average fair value of those options was $3.19 and $11.57, respectively. Options to purchase 194,158 and 414,435 shares of our common stock were exercised during the nine months ended November 1, 2008 and November 3, 2007, respectively with a total intrinsic value of $0.6 million and $7.5 million, respectively. During the nine months ended November 1, 2008 and November 3, 2007, employees were granted 263,826 and 110,650 RSUs with a weighted average grant date fair market value of $6.07 and $20.76, respectively. During the nine months ended November 1, 2008 and November 3, 2007, the total fair market value of RSUs vested was approximately $510,000 and $121,000, respectively.

As of November 1, 2008, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $12.3 million. This expense is expected to be recognized over a weighted average period of 2.6 years.

We issued 30,233 shares of common stock to employees under our Customer Service Recognition Program during the nine months ended November 3, 2007.  We did not issue any shares of common stock under this program in the nine months ended November 1, 2008.

Store Pre-Opening Costs

We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $1.1 million and $2.9 million for the three months ended November 1, 2008 and November 3, 2007, respectively. Pre-opening costs were approximately $2.3 million and $7.1 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

List Rental Income (Expense)

Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amount of income netted against selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
List rental income	$397	$533	$954	$1,181
List rental (expense)	(43)	(104)	(127)	(345)
Net list rental income	$354	$429	$827	$836

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Interest (expense), including financing fees	$(187)	$(326)	$(582)	$(430)
Interest income	326	1,584	1,179	5,674
Other income	432	494	1,485	1,502
Other (expense)	(218)	(312)	(639)	(757)
Interest, net, and other	$353	$1,440	$1,443	$5,989

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. Consolidated cost of sales includes allowances from merchandise vendors of $1.2 million and $2.3 million for the three months ended November 1, 2008 and November 3, 2007, respectively. Consolidated cost of sales includes allowances from merchandise vendors of $5.0 million and $6.4 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2 Partial Deferral of the Effective Date of Statement 157, (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. We have not yet determined the impact, if any, that the adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 will have on our financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of our earnings per share.

3. Receivables

Receivables consist of the following (in thousands):

	November 1, 2008	February 2, 2008	November 3, 2007
Tenant improvement allowances	$15,701	$18,483	$19,927
Trade	5,659	5,637	7,481
Other	3,844	4,400	5,570
	$25,204	$28,520	$32,978

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At November 1, 2008, February 2, 2008 and November 3, 2007 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	November 1, 2008	February 2, 2008	November 3, 2007
Land	$242	$242	$242
Building and land improvements and capital leases (a)	40,859	41,074	40,871
Leasehold improvements	264,260	222,509	198,906
Furniture and fixtures	112,836	108,145	106,430
Technology hardware and software	76,820	69,281	67,186
Machinery and equipment and other	36,961	38,275	30,879
Construction in progress (b)	30,101	18,525	23,569
	562,079	498,051	468,083
Less: Accumulated depreciation and amortization	(213,794)	(169,060)	(154,141)
	$348,285	$328,991	$313,942

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of November 1, 2008, February 2, 2008 and November 3, 2007.
(b)	Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	November 1, 2008	February 2, 2008	November 3, 2007
Accrued payroll and benefits	$12,488	$19,151	$14,128
Gift cards and coupon rewards	26,250	34,004	20,600
Current portion of deferred rents	19,301	17,079	16,277
Accrued sales returns	5,073	7,177	7,445
Accrued taxes	4,616	5,762	5,884
Other	4,172	4,127	2,005
	$71,900	$87,300	$66,339

6. Net Income (Loss) Per Common Share

We calculate net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options and RSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income (loss)	$(1,310)	$(6,195)	$(7,410)	$14,531
Weighted average common shares outstanding during the period (for basic calculation)	91,115	93,606	90,979	93,413
Dilutive effect of other potential common shares	—	—	—	1,231
Weighted average common shares and potential common shares (for diluted calculation)	91,115	93,606	90,979	94,644
Net income (loss) per common share—Basic	$(0.01)	$(0.07)	$(0.08)	$0.16
Net income (loss) per common share—Diluted	$(0.01)	$(0.07)	$(0.08)	$0.15

The computation of the dilutive effect of other potential common shares excluded options to purchase 3.1 million and 2.1 million shares of common stock for the three months ended November 1, 2008 and November 3, 2007, respectively, and 2.8 million and 0.8 million shares of common stock for the nine months there ended, respectively.  Under the treasury stock method, the inclusion of these options would have resulted in higher earnings per share or lower loss per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan (SERP)

Net periodic benefit cost is comprised of the following components for the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Service cost	$76	$62	$227	$217
Interest cost	124	105	372	307
Amortization of prior service cost	124	140	370	468
Net curtailment loss	—	1,581	—	2,179
Net periodic benefit cost	$324	$1,888	$969	$3,171

As of November 1, 2008, we had $2.9 million ($1.8 million after-tax) of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive income (loss). We expect to amortize an additional $0.1 million in unrecognized prior service cost during the remainder of fiscal 2008.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6 percent as of both November 1, 2008 and February 2, 2008. The rate of compensation expense increase was 4 percent as of both November 1, 2008 and February 2, 2008.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and nine months ended November 1, 2008 and November 3, 2007. We did make benefit payments of $0.1 million and $0.4 million, funded by operating cash flows, during the three and nine months ended November 1, 2008, respectively. No benefit payments were made during the three and nine months ended November 3, 2007.

The following table summarizes the expected future benefit payments (in thousands):

Remainder of fiscal 2008	$102
2009	408
2010	408
2011	523
2012	581
Years 2013 - 2017	2,905

8. Commitments

Leases

During the three months ended November 1, 2008 and November 3, 2007, we incurred aggregate rent expense under operating leases of $18.9 million and $16.6 million, respectively, including an immaterial amount of contingent rent expense for each period and $0.4 million and $0.8 million, respectively, of rent expense classified as store pre-opening cost. During the nine months ended November 1, 2008 and November 3, 2007, we incurred aggregate rent expense under operating leases of $54.7 million and $47.2 million, respectively, including an immaterial amount of contingent rent expense for each period and $1.0 million and $3.6 million, respectively, of rent expense classified as store pre-opening cost.

As of November 1, 2008 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Remainder of fiscal 2008	$19,183	$254
Fiscal 2009	78,511	1,031
Fiscal 2010	78,880	1,053
Fiscal 2011	77,045	1,033
Fiscal 2012	70,628	1,039
Thereafter	355,322	21,421
Total	$679,569	$25,831
Less - weighted average interest of 7.9% on capital leases		14,089
Total principal payable and accrued interest		$11,742

Subsequent to November 1, 2008, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of December 8, 2008 our lease commitments increased by $0.3 million.

We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d’ Alene, Idaho, which functions as a customer contact center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During fiscal 2007, the amount capitalized as of the lease commencement date was $10.5 million. As it relates to the construction of the new building and extension to the existing building, we will record all related construction costs on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. We have temporarily suspended construction on the new building.  Additionally, the landlord has committed to reimburse us for approximately $7.0 million in construction costs, and as of November 1, 2008, no amounts have been reimbursed by the landlord.  As of November 1, 2008, we had approximately $1.6 million in commitments related to the construction project.

Credit Facility

On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing a borrowing base up to $60 million, including an unsecured revolving line of credit of up to $60.0 million and the ability to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender’s prime rate.   The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012.

On April 16, 2008, we entered into a second amendment to the amended and restated credit agreement with Wells Fargo Bank, N.A.  The amendment provides us with additional operating flexibility by reducing the quarterly fixed charge coverage requirement for the remainder of fiscal 2008.  We also agreed that we will not repurchase Coldwater Creek stock prior to May 2, 2009 and will maintain liquidity of at least $30 million through April 2009.  The amount available under the facility and the term were unchanged by the amendment. As of November 1, 2008, February 2, 2008 and November 3, 2007 we had no borrowings outstanding under the revolving line of credit and $21.7 million, $28.3 million and $31.0 million in commercial letters of credit issued, respectively.

Other

We had inventory purchase commitments of approximately $183.5 million, $150.7 million and $203.4 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively. As of November 1, 2008, February 2, 2008 and November 3, 2007 we had $3.2 million, $3.2 million and $4.0 million, respectively, committed under our letter of credit related to the lease of our distribution center.

9. Contingencies

Legal Proceedings

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a federal jury found that we violated the trade dress claim and one copyright held by Brighton.  The jury awarded damages of $2.0 million on the trade dress claim and $4.1 million in damages and profits on the copyright claim.  The jury rejected Brighton’s claim for punitive damages.  Post-trial motions are scheduled to commence in January 2009 and the court is not expected to enter the final judgment before March of 2009.  We believe there are substantial grounds to overturn the verdict, obtain a new trial or appeal any final adverse judgment.  We currently have insurance coverage and have been provided defense by our insurance carrier.  The amount of damages currently awarded plus any attorney fees are estimated to be within the insurance coverage limits.

Other

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Deferred marketing fees and revenue sharing - beginning of period	$12,773	$13,845	$12,316	$14,156
Marketing fees received	478	1,114	1,673	4,978
Revenue sharing received	—	—	2,946	—
Marketing fees recognized to revenue	(1,433)	(1,831)	(4,556)	(6,006)
Revenue sharing recognized to revenue	(121)	—	(682)	—
Deferred marketing fees and revenue sharing - end of period	$11,697	$13,128	$11,697	$13,128
Less - Current deferred marketing fees and revenue sharing	5,098	5,410	5,098	5,410
Long-term deferred marketing fees and revenue sharing	$6,599	$7,718	$6,599	$7,718

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $9.4 million and the deferred revenue sharing payment of $2.3 million as of November 1, 2008 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2008	$1,289	$120	$1,409
2009	4,287	481	4,768
2010	2,625	481	3,106
2011	974	481	1,455
2012	243	481	724
Thereafter	15	220	235
	$9,433	$2,264	$11,697

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended November 1, 2008 and November 3, 2007 was approximately $1.5 million and $0.2 million, respectively.  During the nine months ended November 1, 2008 and November 3, 2007 sales royalty revenue recognized was approximately $3.9 million and $1.4 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $3.5 million, $2.7 million and $2.2 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales (a):
Retail	$175,421	$186,311	$551,650	$548,825
Direct	53,032	84,850	189,342	257,104
Consolidated net sales	$228,453	$271,161	$740,992	$805,929
Segment operating income:
Retail	$15,835	$15,074	$42,781	$74,726
Direct	8,468	12,537	35,623	54,954
Total segment operating income	24,303	27,611	78,404	129,680
Corporate and other	(26,954)	(37,942)	(90,315)	(110,204)
Consolidated income (loss) from operations	$(2,651)	$(10,331)	$(11,911)	$19,476
Depreciation and amortization:
Retail	$10,232	$9,117	$31,456	$25,985
Direct	434	359	1,305	943
Corporate and other	3,804	3,672	11,521	10,279
Consolidated depreciation and amortization	$14,470	$13,148	$44,282	$37,207

(a)                   There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $228.5 million in net sales in the three months ended November 1, 2008. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle.

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

Fiscal 2008 Initiatives

Our business continues to be affected by increasingly challenging macroeconomic conditions, which are evidenced in our business by a highly competitive retail selling environment, a continued decrease in retail store traffic and a shift in customer purchasing toward more value priced merchandise. These conditions worsened in our third fiscal quarter with the deterioration of the financial, credit and housing markets which led to further decline in consumer confidence and the decreased availability of consumer credit. We expect to continue to face these challenges, in particular the highly competitive retail selling environment, decreasing retail store traffic and the shift in customer purchasing toward more value priced merchandise, during the last quarter of fiscal 2008 and foreseeable future. We will continue to execute on our fiscal 2008 initiatives which we believe will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. These key initiatives include:

• Increased focus on product and customer experience

• Restoration of the full price heritage of the Coldwater Creek brand

• Shift in marketing approach

• Increased efficiency in the use of resources

Increased focus on product and customer experience   Our product and the customer experience are the foundation of all decision making at Coldwater Creek. During the past year we made improving our product and customer experience our highest priority as we believe that our success depends on having compelling product offerings for our customer. We have made significant progress on this initiative in 2008 and remain committed to returning to the look and feel that the Coldwater Creek brand originally represented, comfortable and casual, refocusing on quality, fit and consistency.

In connection with improving our product we are on track to lower our style and color count by at least 20 percent to provide a more focused and cohesive offering. We believe that the style and color reduction will allow us to focus our efforts towards fewer styles enabling us to better execute on our product offerings. In addition to expanding our direct sourcing from 50 percent of our apparel to approximately 60 percent of our apparel in fiscal 2008, we are also working towards reducing our retail inventories per square foot by an average of 10 percent in fiscal 2008. During the twelve month period ended November 1, 2008 we reduced our retail inventory per square foot by approximately 19 percent, while premium retail square footage grew by approximately 18 percent over the same period.

Restoration of the full price heritage of the Coldwater Creek brand   We are committed to restoring the full price heritage to our brand by being more prudent with promotional activity and discounting. Specifically, we have begun to limit the frequency, length, duration, and amount of our overall promotion cadence. However, we will continue to have promotions to drive traffic to our stores and to remain competitive in this challenging environment. During fiscal 2008 we have refined our promotional approach to feature fewer, but more targeted campaigns. This is evidenced by a reduction in transactions carrying a promotional discount(1) from 58.5 percent during the third quarter of fiscal 2007 to 27.8 percent during the same period of fiscal 2008. We believe that prudently managing our promotions and discounting, accompanied with lowering our style and color count, reducing our retail inventories per square foot, and expanding our direct sourcing program, is critical to improving margins and returning to our full price heritage.

Shift in marketing approach   Historically, we have used a broad based marketing strategy of national magazine advertising and catalog circulation. We also used television advertising on a test basis during fiscal 2007. During fiscal 2008 we have shifted to a more point of sale, in-store focus. Our efforts continue to be focused on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. As a result of this more focused approach, during the nine months ended November 1, 2008, marketing expense, primarily including national magazine advertising and catalog circulation, decreased approximately $37.9 million, as compared with the nine months ended November 3, 2007.

For the nine months ended November 1, 2008 we decreased national magazine advertising circulation by 58.6 percent compared to the nine months ended November 3, 2007. Catalog circulation also decreased by 24.6 million or 29.5 percent during the same period, from 83.4 million catalogs to 58.9 million catalogs. The decrease in catalog circulation was primarily due to reduced Northcountry and Spirit catalog mailings. We have added approximately 506,000 net new names to our e-mail database since November 3, 2007 and conducted more targeted e-mail campaigns, which resulted in an additional 24.2 percent or 104.0 million emails being delivered in the nine months ended November 1, 2008, as compared with the nine months ended November 3, 2007.

Increased efficiency in the use of resources   In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. During the three months ended November 1, 2008, we began to realign staffing of our retail operations, resulting in additional cost savings. We are also continuing to improve various information technology tools and systems in order to enhance operating efficiency and enable our infrastructure to accommodate growth. During the third quarter of fiscal 2008, we continued activities to enhance or replace several fundamental systems, such as our inventory planning and allocation systems. We also continued efforts to enhance our financial and human resources systems, which we installed in fiscal 2007. We also continued to make improvements in our distribution infrastructure, processes and technology in order to expedite the flow of merchandise through our distribution center, with the goal of moving product more quickly to our direct customers and premium retail stores.

Although we have made substantial progress on our fiscal 2008 initiatives, our business remains subject to the challenging macroeconomic conditions.  We are continuing to focus on lowering our cost structure, prudently managing our growth and improving our merchandise assortment and inventory management, which we believe will allow us to navigate through this difficult environment.

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

(1) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

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

Results of Operations

Comparison of the Three Months Ended November 1, 2008 with the Three Months Ended November 3, 2007

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended November 1, 2008 as compared to the three months ended November 3, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	November 1,	% of	November 3,	% of
	2008	net sales	2007	net sales	$ change	% change

Net sales	$228,453	100.0%	$271,161	100.0%	$(42,708)	(15.8)%
Cost of sales	142,339	62.3%	163,349	60.2%	(21,010)	(12.9)%
Gross profit	86,114	37.7%	107,812	39.8%	(21,698)	(20.1)%
Selling, general and administrative expenses	88,765	38.9%	117,589	43.4%	(28,824)	(24.5)%
Loss on asset impairments	—	—	554	0.2%	(554)	—
Income (Loss) from operations	(2,651)	(1.2)%	(10,331)	(3.8)%	7,680	74.3%
Interest, net and other	353	0.2%	1,440	0.5%	(1,087)	(75.5)%
Income (Loss) before income taxes	(2,298)	(1.0)%	(8,891)	(3.3)%	6,593	74.2%
Income tax provision (benefit)	(988)	(0.4)%	(2,696)	(1.0)%	1,708	63.4%
Net income (loss)	$(1,310)	(0.6)%	$(6,195)	(2.3)%	$4,885	78.9%
Effective income tax rate	43.0%		30.3%

Net Sales

Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the three months ended November 1, 2008 as compared with the three months ended November 3, 2007 primarily due to decreases in sales within our direct segment and a decrease in comparable premium store sales. This decrease was offset by the addition of 47 premium retail stores, seven merchandise clearance outlet stores and one day spa location since November 3, 2007. We experienced a decline of 20.5 percent in comparable premium store sales(2) in the three months ended November 1, 2008.

We believe our sales performance for the three months ended November 1, 2008 was negatively impacted by the increasingly challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, decreased retail store traffic and a shift in customer purchasing toward more value priced merchandise.  During the three months ended November 1, 2008, we experienced a decline in comparable premium retail store traffic and a decrease in average transaction value in our direct channel as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of markdowns(3) in our direct segment.

(2) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended November 1, 2008, the comparable premium store retail base included 246 premium retail stores compared to 178 premium retail stores for the same period of fiscal 2007. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

(3) We define markdowns generally as permanent reductions from the original selling price.

Shipping fees received from customers for delivery of merchandise decreased $4.7 million to $5.9 million for the three months ended November 1, 2008 as compared with the same period in 2007. We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $0.9 million for the three months ended November 1, 2008 as compared with the same period in 2007.

Cost of Sales/Gross Profit

The gross profit rate decreased by 2.1 percentage points during the three months ended November 1, 2008 as compared to the three months ended November 3, 2007.  Approximately 4.9 percentage points of this decrease was the result of decreased leveraging of our retail occupancy costs with an additional 0.5 percentage point decrease in leveraging of our buying and distribution costs. These decreases were offset by a 1.3 percentage point improvement in shipping and handling costs as a percentage of sales and a 2.0 percentage point improvement due to a decrease in promotional discounts, markdowns and clearance activity and higher initial merchandise markups.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expense (SG&A) decreased by 4.5 percentage points in the three months ended November 1, 2008 as compared with the three months ended November 3, 2007. This decrease in SG&A rate was the result of a 4.5 percentage point decrease in marketing expenses and a 0.9 percentage point decrease in overhead costs, offset by a 0.9 percentage point increase in employee expenses.

The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation. The decrease in overhead costs as a percentage of sales is primarily due to a decrease in store pre-opening costs and other cost saving initiatives. The reduced leveraging in employee expenses is primarily due to the decrease in comparable store sales, partially offset by expense reductions as a result of cost saving initiatives.

Loss on Asset Impairment

During the three months ended November 3, 2007, we recorded an impairment charge of $0.6 million related to leasehold improvements and furniture and fixtures at one of our premium retail store locations. No impairments were recorded during the three months ended November 1, 2008.

Interest, Net and Other

The decrease in interest, net and other for the three months ended November 1, 2008 as compared with the same period in the prior year was primarily the result of lower interest income earned on lower average cash balances and lower interest rates.  The decrease in interest rates was primarily due to our investments in lower interest bearing U.S. Treasury Bills and money market funds that invest entirely in U.S. Treasury Securities.

Provision for Income Taxes

The decrease in the income taxes benefit for the three months ended November 1, 2008 as compared with the same period in the prior year was the result of lower pre-tax loss. The change in effective tax rate for the comparable periods was also due to lower pre-tax loss, as permanent book-tax differences did not change significantly.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	November 1, 2008	% of Net Sales	November 3, 2007	% of Net Sales	% Change
Net sales:
Retail	$175,421	76.8%	$186,311	68.7%	(5.8)%
Direct	53,032	23.2%	84,850	31.3%	(37.5)%
	$228,453	100.0%	$271,161	100.0%	(15.8)%
Segment operating income:
Retail	$15,835		$15,074
Direct	8,468		12,537
	$24,303		$27,611

The following table reconciles segment operating income to loss from operations (in thousands):

	Three Months Ended
	November 1, 2008	November 3, 2007	% Change
Segment operating income	$24,303	$27,611	(12.0)%
Unallocated corporate and other	(26,954)	(37,942)	(29.0)%
Loss from operations	$(2,651)	$(10,331)	(74.3)%

Retail Segment

Sales

The retail segment net sales decreased $10.9 million during the three months ended November 1, 2008 as compared with the three months ended November 3, 2007.  This decrease was primarily due to decreases in comparable premium store sales, as our premium retail stores experienced continued poor traffic over this period. Net sales in our comparable premium retail stores decreased $31.2 million to $120.8 million for the three months ended November 1, 2008 as compared with $152.0 million for the three months ended November 3, 2007.  During the three months ended November 1, 2008, we experienced a decline in comparable premium retail store traffic of 20.5 percent as compared to the same period in 2007.

The decrease in comparable premium store sales was primarily offset by the addition of 47 premium retail stores, seven merchandise clearance outlet stores and one day spa location since November 3, 2007. Also contributing to the offset in retail segment net sales were increases of $0.6 million in co-branded credit card program revenue and $0.6 million in net sales from our day spa concept in the three months ended November 1, 2008, as compared with the three months ended November 3, 2007.

We believe our sales performance for the three months ended November 1, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, decreased retail store traffic and a shift in customer purchasing toward more value priced merchandise.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended November 1, 2008 as compared with the three months ended November 3, 2007 increased by 0.9 percentage points. The increase was primarily due to higher initial merchandise markups associated with our direct sourcing initiative and decreased in-store markdown activity resulting in a 2.6 percentage point improvement in merchandise margins. In addition, improved leveraging of certain overhead costs and a decrease in marketing costs contributed a 1.9 and 0.5 percentage point improvement, respectively. The increases were offset by a 4.1 percentage point reduction in the leveraging of retail occupancy costs. Employee expenses as a percentage of retail segment sales were flat compared to the three months ended November 3, 2007, despite the decrease in sales, due to expense reductions in retail store operations.

Direct Segment

Sales

Direct segment net sales decreased $31.8 million during the three months ended November 1, 2008 as compared to the three months ended November 3, 2007. Sales through our Internet channel decreased $21.0 million from $62.1 million for the three months ended November 3, 2007 to $41.1 million for the three months ended November 1, 2008.  Sales from our phone and mail channel for the same period decreased $10.9 million from $22.8 million to $11.9 million.

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 6.5 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns.

Phone and mail net sales are derived from orders taken from customers over the phone or through the mail. Catalogs are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in phone and mail net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect catalog business net sales to continue to generally decrease as a percent of total net sales. The decrease in phone and mail businesses net sales can also be attributed to fewer catalogs mailed during the period.

Direct segment net sales were also negatively impacted by a decrease of $4.7 million in shipping revenue in the three months ended November 1, 2008 as compared to the three months ended November 3, 2007. These decreases were offset by an increase of $0.5 million in co-branded credit card program revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended November 1, 2008 as compared with the three months ended November 3, 2007 increased by 1.2 percentage points. The increase was primarily due to a decrease in marketing expense, which resulted in a 3.9 percentage point improvement in direct segment operating income rate. These increases were offset by lower merchandise margins of 0.4 percentage points. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs which resulted in a 1.6 percentage point and 0.7 percentage point decline in direct segment operating income rate, respectively.

Corporate and Other

Corporate and other expenses decreased $11.0 million in the three months ended November 1, 2008 as compared to the three months ended November 3, 2007. The decrease is mainly due to a $5.8 million decrease in marketing expenses, primarily related to a reduction in national magazine advertisement circulation. Additionally, employee expense decreased $3.4 million, consisting predominantly of wages, incentive compensation and benefits, which includes a reduction of SERP expense of $1.6 million, primarily related to the net curtailment loss recorded in the third quarter of fiscal 2007.  Corporate support costs also decreased $1.8 million, consisting predominantly of recruiting and relocation costs and other cost saving initiatives.

Comparison of the Nine months Ended November 1, 2008 with the Nine months Ended November 3, 2007

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	November 1,	% of	November 3,	% of
	2008	net sales	2007	net sales	$ change	% change

Net sales	$740,992	100.0%	$805,929	100.0%	$(64,937)	(8.1)%
Cost of sales	466,430	62.9%	459,478	57.0%	6,952	1.5%
Gross profit	274,562	37.1%	346,451	43.0%	(71,889)	(20.8)%
Selling, general and administrative expenses	285,021	38.5%	326,421	40.5%	(41,400)	(12.7)%
Loss on asset impairments	1,452	0.2%	554	0.1%	898	162.1%
Income (Loss) from operations	(11,911)	(1.6)%	19,476	2.4%	(31,387)	*
Interest, net and other	1,443	0.2%	5,989	0.7%	(4,546)	(75.9)%
Income (Loss) before income taxes	(10,468)	(1.4)%	25,465	3.2%	(35,933)	*
Income tax provision (benefit)	(3,058)	(0.4)%	10,934	1.4%	(13,992)	*
Net income (loss)	$(7,410)	(1.0)%	$14,531	1.8%	$(21,941)	*
Effective income tax rate	29.2%		42.9%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007 primarily due to decreases in comparable premium store sales and decreases in sales through our direct segment. This decrease was offset by the addition of 47 premium retail stores, seven merchandise clearance outlet stores and one day spa concept location since

November 3, 2007. We experienced decreases in comparable premium retail store sales of 19.0, 13.7 and 20.5 percent in the first, second and third quarters of fiscal 2008, respectively.

We believe our sales performance for the nine months ended November 1, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, decreased retail store traffic and a shift in customer purchasing toward more value priced merchandise.

During the nine months ended November 1, 2008, we experienced a decline in comparable premium retail store traffic and a decrease in average transaction value in both our premium retail stores and direct channel as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of markdown activity in both segments. Shipping fees received from customers for delivery of merchandise decreased $8.1 million to $23.6 million for the nine months ended November 1, 2008 as compared with the same period in 2007. We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $1.0 million for the nine months ended November 1, 2008 as compared with the same period in 2007. As part of the co-branded credit card program, in the second quarter of fiscal 2008 we received our first revenue sharing payment of approximately $2.9 million.  The amount of revenue sharing recognized as revenue during the nine months ended November 1, 2008 was approximately $0.7 million.

Cost of Sales/Gross Profit

The gross profit rate decreased by 5.9 percentage points during the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007.  Approximately 2.4 percentage points of this decrease was due to increased markdowns and clearance activity, slightly offset by higher initial merchandise markups. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our retail occupancy costs and buying and distribution costs of approximately 3.9 and 0.4 percentage points, respectively, offset by a 0.8 percentage point improvement in shipping and handling costs as a percentage of sales.

Selling, General and Administrative Expenses

As a percentage of net sales, SG&A expense decreased by 2.0 percentage points in the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007. This decrease in SG&A rate was the result of a 4.1 percentage point decrease in marketing expenses, offset by a 1.9 percentage point increase in employee expenses and a 0.2 percentage point increase in overhead costs.

The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation and the discontinuation of testing of television advertising. Employee expenses and overhead costs as a percentage of net sales increased primarily as the result of retail administrative and store employee salaries, wages, taxes and benefits, as we increased staffing to support the expanding retail store base. The reduced leveraging in employee and overhead expenses is primarily due to the decrease in net sales.

Loss on Asset Impairment

During the nine months ended November 1, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. During the nine months ended November 3, 2007, we recorded an impairment charge of $0.6 million related to leasehold improvements and furniture and fixtures at one of our premium retail store locations.

Interest, Net and Other

The decrease in interest, net and other for the nine months ended November 1, 2008 as compared with the same period in fiscal 2007 is primarily the result of lower interest income earned on lower average cash balances and lower interest rates.

Provision for Income Taxes

The benefit for income taxes for the nine months ended November 1, 2008 as compared with the expense in the same period in the prior year was the result of a pre-tax loss, resulting in a tax benefit of $3.1 million. The decrease in effective tax rate is primarily due to a tax benefit being recorded for the nine months ended November 1, 2008 versus a tax expense in the comparable period of fiscal 2007. When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Nine Months Ended
	November 1, 2008	% of Net Sales	November 3, 2007	% of Net Sales	% Change
Net sales:
Retail	$551,650	74.4%	$548,825	68.1%	0.5%
Direct	189,342	25.6%	257,104	31.9%	(26.4)%
	$740,992	100.0%	$805,929	100.0%	(8.1)%
Segment operating income:
Retail	$42,781		$74,726
Direct	35,623		54,954
	$78,404		$129,680

The following table reconciles segment operating income to (loss) income from operations (in thousands):

	Nine Months Ended
	November 1, 2008	November 3, 2007	% Change
Segment operating (loss) income	$78,404	$129,680	(39.5)%
Unallocated corporate and other	(90,315)	(110,204)	(18.0)%
Income (Loss) from operations	$(11,911)	$19,476	*

* Comparisons from positive to negative values are not considered meaningful.

Retail Segment

Sales

The $2.8 million increase in retail segment net sales for the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007 is primarily the result of the addition of 47 premium retail stores, seven merchandise clearance outlet stores and one day spa concept location since November 3, 2007.

This increase was offset by decreases in comparable premium store sales of 19.0, 13.7 and 20.5 percent during the first, second and third quarters of fiscal 2008, respectively, as compared with the respective prior year period. This decrease in comparable store sales reflects decreases in comparable premium retail store traffic of 9.4, 13.4 and 20.5 percent during the first, second and third quarters of fiscal 2008, respectively, as compared with the respective prior year period. During the nine months ended November 1, 2008, we also experienced a decrease in average transaction value of premium retail stores of 5.8 percent as compared to the same period in 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns.

Increased retail segment net sales were the result of an increase of $4.4 million in net sales from merchandise clearance outlet stores, $3.2 million in net sales from our day spa concept, and $0.8 million in co-branded credit card program revenue in the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007.

We believe our sales performance for the nine months ended November 1, 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, decreased retail store traffic and a shift in customer purchasing toward more value priced merchandise.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007 decreased by 5.9 percentage points. Increased in-store markdown activity, slightly offset by higher initial merchandise margins, resulted in a 2.3 percentage point decline in merchandise margins. Retail segment operating rate was also negatively impacted by a 3.6 and 0.9 percentage point reduction in the leveraging of retail store occupancy costs and employee expenses, respectively. The decline in the leveraging of our retail store occupancy costs also reflects increased impairment charges of $0.9 million or a 0.2 percentage points. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales. Improved leveraging of certain overhead costs and a decrease in marketing costs contributed a 0.6 and 0.3 percentage point improvement, respectively.

Direct Segment

Sales

Direct segment net sales decreased $67.8 million during the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. Sales through our Internet channel decreased $38.5 million, from $182.7 million for the nine months ended November 3, 2007 to $144.2 million for the nine months ended November 1, 2008.  Sales from our phone and mail channel for the same period decreased $29.3 million, from $74.4 million to $45.1 million.

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

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 7.6 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns. The decrease in phone and mail businesses net sales was also impacted by fewer catalogs mailed and an approximate 1.9 percent decrease in average transaction value during the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007.

Direct segment net sales were also negatively impacted by a decrease of $8.1 million in shipping revenue in the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. These decreases were offset by an increase of $1.1 million in co-branded credit card program revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007 decreased by 2.6 percentage points. Increased clearance activity, slightly offset by higher initial merchandise margins, resulted in a 3.1 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs, which resulted in a 1.5 and 1.1 percentage point decline in direct segment operating income rate, respectively. These increases were partially offset by a decrease in marketing expense which resulted in a 3.1 percentage point improvement in direct segment operating income rate.

Corporate and Other

Corporate and other expenses decreased $19.9 million in the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. The decrease is mainly due to an $18.9 million decrease in marketing expenses primarily related to a reduction in national magazine advertisement circulation and the discontinuation of our television advertising test. Additionally, employee expense decreased $2.1 million, consisting of a reduction in SERP expense as a result of the net curtailment loss recorded in the nine months ended November 3, 2007. Corporate support costs also decreased $0.2 million as a result of other cost saving initiatives. This decrease was offset by increases in overhead costs of $1.3 million, consisting primarily of depreciation.

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

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent the current economic conditions, to realize higher consolidated gross margins and earnings in the fourth quarter of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected.

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

On February 13, 2007, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., providing a borrowing base up to $60 million, including an unsecured revolving line of credit of up to $60.0 million and the ability to issue up to $60.0 million in letters of credit. The interest rate under the credit agreement is based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender’s prime rate.  The credit agreement also contains financial covenants, including requirements for specified minimum net worth and fixed charge ratio (as defined in the credit agreement). The credit agreement restricts our ability to, among other things, dispose of assets except in the ordinary course of business, participate in mergers or acquisitions in excess of $25 million, incur other indebtedness in excess of $25 million and make certain investments. In addition, we are subject to unused commitment fees based on a varying percentage of the amount of the total facility that is not drawn down under the credit agreement on a quarterly basis. The credit facility has a maturity date of January 28, 2012.

On April 16, 2008, we entered into a second amendment to the amended and restated credit agreement with Wells Fargo Bank, N.A.  The amendment provides us with additional operating flexibility by reducing the quarterly fixed charge coverage requirement for the remainder of fiscal 2008.  We also agreed that we will not repurchase Coldwater Creek stock prior to May 2, 2009 and will maintain liquidity of at least $30 million through April 2009.  The amount available under the facility and the term were unchanged by the amendment. As of November 1, 2008 and February 2, 2008 we had no borrowings outstanding under the revolving line of credit and $21.7 million and $28.3 million in commercial letters of credit issued, respectively.

Operating activities generated $74.2 million and $27.4 million of positive cash flow during the nine months ended November 1, 2008 and November 3, 2007, respectively.

On a comparative year-to-year basis, we had a $46.9 million increase in cash flows from operating activities during the nine months ended November 1, 2008 as compared with the nine months ended November 3, 2007. This resulted primarily from reduced payments on inventory purchases and reduced marketing costs, taxes received of $8.0 million versus taxes paid of $11.1 million in the comparable period, and an increase of $0.5 million in fees collected from the co-branded credit card program, which includes a $2.9 million payment related to the revenue sharing component of our co-branded credit card program that we received for the first time in the second quarter of fiscal 2008. This increase was offset by decreased revenues and lower gross margins, as well as a decrease in cash collected on tenant allowances of $2.1 million, as total cash collected was $25.6 million during the nine months ended November 1, 2008 as compared to $27.7 million during the nine months ended November 3, 2007.  In addition, there was a decrease of $4.5 million in interest income collected.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $68.0 million and $91.1 million during the nine months ended November 1, 2008 and November 3, 2007, respectively. Capital expenditures during the nine months ended November 1, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 35 additional premium retail stores, eight premium retail stores opened in the fourth quarter of fiscal 2008, and five merchandise clearance outlet stores; office space expansion and, to a lesser extent the remodeling of certain existing stores and the expansion of our IT and distribution infrastructure. Capital expenditures during the nine months ended November 3, 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 54 additional premium retail stores, two day spas, and two merchandise clearance outlet stores; 14 premium retail stores under construction; and to a lesser extent, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.  The decrease in capital expenditures in the current nine-month period is primarily the result of the reduced number of stores built and under construction from the comparable period including the build-out of our New York flagship store in the nine months ended November 3, 2007. Cash outflows for the nine months ended November 1, 2008 were offset by cash inflows of $3.1 million related to the proceeds from the sale of certain assets that occurred in the second quarter of fiscal 2008.

Cash inflows from financing activities were $0.5 million during the nine months ended November 1, 2008 compared to cash outflows from financing activities of $2.9 million during the nine months ended November 3, 2007. For the nine months ended November 1, 2008, the cash inflows were derived from activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.  Cash inflows were partially offset by payments made on our capital leases and other financing obligations.  For the nine months ended November 3, 2007, cash outflows were primarily due to the purchase and retirement of our common stock.  Cash outflows were offset by activity related to stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $100.8 million in consolidated working capital at November 1, 2008, compared with $115.8 million at February 2, 2008. Our consolidated current ratio was 1.48 at November 1, 2008, compared with 1.69 at February 2, 2008.

Capital expenditures for the full year in fiscal 2008 are expected to be approximately $75 million, primarily associated with the premium retail store expansion, store-related expenditures, office space expansion, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

The deterioration of the financial, credit and housing markets has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these concerns into our current business and have responded by implementing significant cost and capital saving initiatives.  In addition, we have reduced our store growth plans for fiscal 2009 to 15 stores, which will result in capital expenditures of approximately $35 million. We have also invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities.  We have no borrowings outstanding under our credit facility and do not anticipate borrowing under our credit facility during the fourth quarter of fiscal 2008 or at any point during fiscal 2009. We believe cash flow from operations and current cash on hand will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility.  Although we are in compliance with our loan covenants as of the date of this report, we expect that during our fiscal fourth quarter we will begin negotiations with our lending bank toward an amendment to the facility, which we believe will be necessary to allow our continued compliance with certain of the facility’s financial covenants.  While we anticipate that we and our lending bank will be able to reach agreement, there is no assurance that our lending bank will not impose additional requirements or increase our cost of maintaining the facility.  Additionally, it is possible that the impact of worsening economic conditions on our business will cause us not to be in compliance with the financial and other conditions under our credit facility at some point in the future, in which case our credit facility would not be available for future borrowings.

Future Outlook

We continue to operate and compete in increasingly challenging economic conditions. These conditions worsened in our third fiscal quarter with the deterioration of the financial, credit and housing markets which led to further decline in consumer confidence and the decreased availability of consumer credit. These conditions have carried into the fourth quarter of fiscal 2008 and continue to have a negative impact on our sales, gross margins and earnings. We believe the current conditions, in particular decreasing retail store traffic, highly competitive retail selling environment and a shift in customer purchasing toward more value priced merchandise, will continue during the remainder of fiscal 2008 and the foreseeable future.

Given the current macroeconomic outlook, our main focus for the foreseeable future will continue to be preservation of our brand and core competencies, and the prudent management of our business, including controlling costs and managing our inventory levels.  For this reason, we determined during the third quarter of fiscal 2008 to significantly decrease our store rollout plans for fiscal 2009, and it is our present intention to open approximately 15 new stores in fiscal 2009.  We continue to believe that our retail expansion will be the key driver for our long term growth.   However, we intend to pursue a significantly scaled back store rollout program until such time as we experience a sustained improvement in economic conditions.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following table summarizes our minimum contractual commitments and commercial obligations as of November 1, 2008 (in thousands):

	Payments Due in Fiscal Year
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Operating leases (a)	$679,569	$19,183	$157,391	$147,673	$355,322
Contractual commitments (b)	185,067	185,067	—	—	—
Capital leases (c)	25,831	254	2,084	2,072	21,421
Other financing obligations (d)	3,306	278	3,028	—	—
Other long-term liabilities (e)(f)	11,326	1,703	1,354	1,104	7,165
Total	$905,099	$206,485	$163,857	$150,849	$383,908

(a)	We lease retail store space as well as other property and equipment under operating leases. Retail store leases require the payment of additional rent based on sales above a specified minimum. The operating lease obligations noted above do not include any contingent rental expense we may incur based on future sales above the specified minimums or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide lease renewal options. Future operating lease obligations would change if these renewal options were exercised.

(b)

Contractual commitments include inventory purchase orders of $183.5 million and construction commitments of $1.6 million. We expect to pay substantially all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

(c)

The weighted average interest rate on the capital leases is approximately 7.9 percent. Payments represent the principal and accrued interest of $11.7 million and interest expense to be incurred of approximately $14.1 million.

(d)

Payments on other financing obligations represent interest expense to be incurred of approximately $0.3 million and principal amounts due in the next twelve months of approximately $1.2 million, which has been recorded as a current liability.

(e)

Other long-term liabilities primarily include amounts on our November 1, 2008 consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.7 million, $2.0 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.3 million. We expect payments of approximately $0.4 million during the next twelve months related to the supplemental executive retirement plan. The payments above relating to the $2.0 million retention program, of which $1.6 million will be paid during the next twelve months, do not include $0.8 million of additional compensation that is to be recognized over the employees’ remaining service periods.

(f)

We have excluded $136.6 million and $6.6 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above, and the deferred revenue does not represent a contractual obligation that will be settled in cash.

Subsequent to November 1, 2008, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of December 8, 2008 our operating lease commitments increased by $0.3 million.

As of November 1, 2008 we had $24.9 million in letters of credit issued, of which $21.7 million was issued under our credit facility related to inventory purchase commitments and $3.2 million under a separate letter of credit related to our distribution facility.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended November 1, 2008, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of November 1, 2008. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 1, 2008.  During the evaluation it was determined that our forecasting procedures and methodologies were insufficient with respect to our ability to gather and process on a timely and accurate basis the information used in preparing public disclosures about our future performance. As a result, we plan to implement additional review and verification procedures to ensure that accurate and up-to-date information about our business, including changes we implement in response to the current business environment, is collected, analyzed and incorporated into any public disclosures we may make regarding our projected financial results.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a federal jury found that we violated the trade dress claim and one copyright held by Brighton.  The jury awarded damages of $2.0 million on the trade dress claim and $4.1 million in damages and profits on the copyright claim.  The jury rejected Brighton’s claim for punitive damages.  Post-trial motions are scheduled to commence in January 2009 and the court is not expected to enter the final judgment before March of 2009.  We believe there are substantial grounds to overturn the verdict, obtain a new trial or appeal any final adverse judgment.  We currently have insurance coverage and have been provided defense by our insurance carrier.  The amount of damages currently awarded plus any attorney fees are estimated to be within the insurance coverage limits.

ITEM 1A.                     RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the third quarter of fiscal 2008 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

General economic conditions have impacted consumer spending and may adversely affect our revenues, gross margins, cost of sales and earnings.

Consumer spending patterns are highly sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, rising energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit and other negative economic conditions, nationally and regionally. We continue to be affected by increasingly challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, decreasing retail store traffic and a shift in customer purchasing toward more value priced merchandise. These conditions, which have continued into the fourth quarter of fiscal 2008, have had a negative impact on our revenues, gross margins and earnings. We believe these conditions, in particular the highly competitive selling environment, decreasing retail store traffic and the shift in customer purchasing toward more value priced merchandise, will continue during the remainder of fiscal 2008 and the foreseeable future.  If consumer spending on apparel and accessories continues to decline and demand for our products decreases, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins and earnings. In addition, continued declines in our profitability could result in a charge to earnings for the impairment of our stores, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected.

In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors described above may increase our cost of sales and operating expenses.

Recent disruptions in the credit and financial markets could affect our liquidity and harm our financial condition.

The recent distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may affect our liquidity. Although we currently do not have any borrowings under our credit facility, tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Additionally, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility.  Although we are in compliance with our loan covenants as of the date of this report, we expect that during our fiscal fourth quarter we will begin negotiations with our lending bank toward an amendment to the facility, which we believe will be necessary to allow our continued compliance with certain of the facility’s financial covenants.  While we anticipate that we and our lending bank will be able to reach agreement, there is no assurance that our lending bank will not impose additional requirements or increase our cost of maintaining the facility.  Additionally, it is possible that the impact of worsening economic conditions on our business will cause us not to be in compliance with the financial and other conditions under our credit facility at some point in the future, in which case our credit facility would not be available for future borrowings.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key vendors to access liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which may result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access liquidity will cause them to extend less favorable terms to us, which could negatively affect our liquidity and financial condition.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences, which can vary by season and from one geographic region to another and be affected by general economic conditions that are difficult to predict. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products and amplify the consequences of any misjudgments we might make.

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

In addition, during the nine months ended November 1, 2008, our business was negatively impacted as we navigated through what we believe was an over-assortment of merchandise that did not differentiate us from our competitors.  We have recently implemented changes in our business strategy that we hope over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. These initiatives will take time to be fully implemented, however, and they may not be successful or have any positive effect on our operating results or offset declining consumer spending due to adverse economic conditions. If the demand for our merchandise is lower than expected we will be forced to discount more merchandise, which reduces our gross margins and earnings.

The retail store model requires us to incur substantial financial commitments and fixed costs that we will not be able to recover if a store is not successful.

The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store’s design, leasehold improvements, fixtures and information and management systems, it would be costly for us to close a store that does not prove successful. The current economic environment may also adversely affect the ability of developers or landlords to meet commitments to us to pay for certain tenant improvement expenses we incur in connection with building out new retail store locations.

The deterioration of the financial, credit, and housing markets have had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business.  Though we believe that no impairment of our long-lived assets exist as of November 1, 2008, if market conditions were to continue to deteriorate for an extended period of time, it is reasonably possible that we could record impairments of certain long-lived assets in the future.

The day spa concept may not be successful and may be abandoned at any time.

We operate the Coldwater Creek ~ The Spa concept in nine locations. We opened three of these locations during the second half of fiscal 2007. The other six locations have been open approximately two years. To date, our day spa has had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. During the three months ended August 2, 2008, we determined that the carrying amount of certain assets at certain day spa locations will not be recovered. Consequently, we recorded an impairment charge of $1.5 million related to the day spa concept in the second quarter of fiscal 2008.

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

If we were to abandon the day spa concept, we would be required to write off any costs we have capitalized and may incur lease termination costs, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized. Additionally, there is no assurance that we will not incur additional impairment charges related to our day spa concept, in particular, if there was a continued deterioration in macroeconomic conditions.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

The key driver of our growth strategy continues to be the retail store expansion. As of November 1, 2008, we operated 341 premium retail stores. We have since opened an additional 8 stores in the fourth quarter of fiscal 2008 for a total of 349 premium retail stores currently in operation and a total of 43 new premium retail stores in fiscal 2008. We believe we have the potential to grow our retail business to a total of 500 to 550 premium retail stores over the next five to seven years. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

•	identify or secure premium retail space;

•	negotiate site leases or obtain favorable lease terms for the retail store locations we identify; and

•	prevent construction delays and cost overruns in connection with the build-out of new stores.

Any miscalculations or shortcomings we may make in the planning and control of the retail growth strategy could materially impact our results of operations and financial condition.  In addition, recent macroeconomic conditions including the ongoing credit crisis could result in an inability on the part of real estate developers to obtain retail property in preferred locations.

Based on current macroeconomic conditions, we determined during the third quarter of fiscal 2008 to significantly decrease our store rollout plans for fiscal 2009, and it is our present intention to open approximately 15 new stores in fiscal 2009. We do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to continue to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

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

•	declines in the relative value of the U.S. dollar to foreign currencies;

•	volatile fuel and energy costs;

•	failure of foreign vendors to adhere to our quality assurance standards or our standards for conducting business;

•	financial instability of a vendor or vendors;

•

changing, uncertain or negative economic conditions, political uncertainties or unrest, or epidemics or other health or weather-related events in foreign countries resulting in the disruption of trade from exporting countries; and

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 11th day of December 2008.

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