Form 10-K
period 2009-01-31
COLDWATER CREEK INC
filed 2009-04-01
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009
Commission File Number 0-21915

COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	82-0419266 (I.R.S. Employer Identification No.)

ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864
(Address of principal executive offices)

(208) 263-2266
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value	NASDAQ Global Select

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐            NO ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐            NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 2, 2008, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the NASDAQ was approximately $377,399,000

         There were 91,255,700 shares of the registrant's $0.01 par value common stock outstanding on March 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2009

"We", "us", "our", "Company" and "Coldwater" unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

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

        We maintain an Internet web site at www.coldwatercreek.com. (This web site address is for informational purposes only and is not intended to provide an active link or to incorporate any information contained on the web site by its reference in this document.) We make available, free of charge, through our web site our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports have been electronically filed with the SEC.

General

        We are a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.0 billion in net sales in fiscal 2008. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through our retail and direct segments. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000. Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service.

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

        We seek to present a consistent brand image throughout all of our marketing and promotion activities. In recent years, we used a broad based marketing strategy of national magazine advertising and catalog circulation to attract new customers while building overall brand awareness. During fiscal 2008 we shifted to a more point-of-sale, in-store focus by concentrating our efforts on maintaining our best customers through programs such as personal shopper. We also continue to attract new customers through select advertising placement. In addition, we are developing traffic drivers through innovative e-mail campaigns, retail mailers and newspaper ads as well as through our loyalty programs (see "Customer Loyalty Programs" below for further discussion).

        As a direct-to-consumer retailer we have been able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and geographic proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize its benefits.

        Customer service has always been a hallmark of the Coldwater Creek brand. We seek to hire associates who are understanding of our customer's needs and relate well to our brand. To ensure that our customer receives the same level of exceptional customer service, ongoing training is provided for all store and customer contact center personnel. The training is focused on company culture, customer service methods and expectations, and product knowledge. To ensure we are providing the level of service customers have come to expect, we monitor customer shopping survey scores, customer comments, conversion rates and other operational metrics on a daily basis. In addition, our customer service programs are designed to facilitate our multi-channel approach. We accept returns through any channel regardless of the initial point of purchase. We also provide in-store web kiosks and assist customers in ordering items through our web site if the desired merchandise is unavailable at their local premium retail store.

Our Multi-Channel Approach

        Since the opening of our first premium retail store in November 1999, we have gradually evolved from a direct marketer to a multi-channel specialty retailer. Our merchandise is offered through two distinct operating segments, retail and direct. Our retail segment includes an expanding base of premium retail stores and outlet stores along with our day spa locations, while the direct segment encompasses our direct-to-consumer business through e-commerce and phone and mail operations. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores. This multi-channel approach also allows us to cross-promote the brand and provides customers with convenient access to our merchandise, regardless of their preferred shopping method.

        Information regarding segment performance is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K under the heading "Results of Operations—Segment Results." Additionally, selected financial data for our segments is presented in Note 17 to our consolidated financial statements.

Retail Segment

        Our retail stores are designed to reflect the brand's focus on a casual, unhurried lifestyle, encouraging customers to relax and enjoy their shopping experience. Our prominent storefront display windows and logo signage provide an inviting atmosphere to our shoppers. Store interiors combine an appealing mix of wood décor, stone accents, and other natural materials and colors. Thoughtfully designed merchandise fixtures, water features and leather chairs also help to create a warm, comfortable environment. We also promote and market our retail stores through the use of our catalogs.

        We continue to conduct four key seasonal sales events per year in the premium retail stores. Excess merchandise is cleared primarily through our 35 merchandise clearance outlet stores and our e-commerce channel. Unlike many other retailers that specifically develop and produce items for sale through their outlet locations, we use outlets exclusively to manage overstocked premium merchandise.

        The key driver of our growth strategy continues to be the retail expansion. We believe there is an opportunity for us to grow our premium retail store base to between 500 to 550 stores in more than 280 identified markets nationwide. In fiscal 2008, we opened 42 premium retail stores, increasing our total premium store count to 348, covering 201 markets. Approximately 42.5 percent of these stores are located in traditional malls, 52.6 percent in lifestyle centers and 4.9 percent in street locations. In addition to our 348 premium retail stores we also had 35 merchandise clearance outlets in operation at the end of fiscal 2008.

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

        Based on current macroeconomic conditions, we determined during the third quarter of fiscal 2008 to significantly decrease our store rollout plans for fiscal 2009, and it is our present intention to open no more than ten retail stores during fiscal 2009, the majority of which are planned for opening in the first half of the year. New premium retail stores will average approximately 6,100 square feet. As of March 27, 2009, one store has been opened in the first quarter of fiscal 2009, for a premium retail total store count of 349.

        We also operate our Coldwater Creek ~ The Spa concept in nine locations. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Our day spas are staffed with experienced professionals in all treatment areas.

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

        Our Web Site.    We use the e-commerce web site, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The web site features the entire full-price merchandise offering found in our catalogs. It also serves as an efficient promotional vehicle for the disposition of excess inventory. Customers are driven to the web site primarily by our catalogs, e-mail campaigns and online advertising. In addition, we participate in cost-per-click search and revenue share-based affiliate programs whereby numerous popular Internet search engines and consumer and charitable web sites provide direct access to our web site.

        Our Catalogs.    During fiscal 2008, our merchandise was offered through two core catalog titles: Northcountry and Coldwater Creek, which differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. Northcountry represents the broadest product assortment, mixing apparel with jewelry, fashion accessories, gift items and home-related hard goods. The Coldwater Creek catalog is designed to drive traffic to our premium retail stores, primarily featuring merchandise that can be found in these stores. We continue to evaluate our catalogs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. As a result, we began offering our merchandise under a single catalog title during late fiscal 2008 and expect to continue to operate under one catalog title during fiscal 2009.

        Customer Contact Centers.    We have three customer contact centers located in Coeur d'Alene, Idaho, Mineral Wells, West Virginia, and Sandpoint, Idaho. Customer contact center personnel receive comprehensive, ongoing training on the Coldwater Creek culture, expectations of exceptional customer service, and product knowledge. Certain personnel receive more extensive product training and are available to respond to customer inquiries. These Product Specialists can be quickly patched into a three-way call with individual customers and contact center agents to answer highly specific questions about any of the merchandise we offer.

        If customers visiting our e-commerce web site have questions about products, web site navigation or order placement they can request assistance from a knowledgeable customer contact center agent through the online instant help option. Requests or questions sent via e-mail receive a personalized reply, rather than an automated response, within an average of fifteen minutes. For customers who prefer to place orders over the phone, the customer contact center phone system is designed to ensure customer calls are answered immediately.

Merchandise

        We design and develop all of our apparel either in-house or through collaboration with independent designers. To ensure our designers stay abreast of trends in styles and fabrics, we opened our New York design studio during fiscal 2004. Our New York design team merges the latest fashion trends with our customers' preferences to build an overall vision that guides the design and development of our seasonal merchandise assortment. During the fourth quarter of fiscal 2008, we made some changes to our merchandising team and its structure. These changes have enabled us to better integrate our merchandise design and product development teams, which we believe will enable us to offer a more compelling product and enhance efficiency.

        Our product development team translates the overall vision for each season into various product designs, fabrics and prints, indicating the construction and exact specifications for each item. Our team seeks inspiration from their extensive travels, fashion shows, and from our direct sourcing team which provides new fabrics and novelty prints along with product samples from various manufacturers. Our direct sourcing team also assists in identifying the appropriate manufacturers to manufacture each item and in negotiating both price and delivery terms.

        Once our merchandise assortment is selected, our inventory planning team determines the exact quantities of each item to purchase in order to meet anticipated demand. This determination is made through the analysis of information such as historical sales, planned merchandise presentation, scheduled store openings and sales projections. This process culminates in the issuance of various purchase orders. Coordinating with the direct sourcing department, quality assurance and quality compliance personnel monitor the production process to verify the merchandise is produced to exact specifications and within the designated timeline.

Direct Sourcing

        Our apparel has historically been purchased primarily through domestic importers who procured the merchandise on our behalf. Over the past four years, however, we have worked directly with foreign manufacturers, launching our direct sourcing initiative in the third quarter of fiscal 2004. The benefits of direct sourcing include improved control over the production, quality and transportation logistics of our apparel. We believe these benefits result in faster speed to market, improved quality and lower merchandise costs.

        To support this initiative we opened a sourcing office in Hong Kong in the fourth quarter of fiscal 2005 and an office in India in the first quarter of fiscal 2006. These sourcing offices work closely with direct sourcing personnel located at our corporate headquarters. The primary functions of these offices are product development and production management as well as ensuring compliance with our code of conduct and monitoring program. Foreign office personnel are involved in selecting foreign manufacturers, ensuring adequate factory capacity and negotiating prices and delivery terms. Our sourcing offices also provide samples of fabrics, colors and prints that are being developed in their region. Once a purchase order is issued, production management personnel work directly with foreign manufacturers to ensure merchandise is produced according to our exact specifications, including fabric quality and color, fit and design. The opportunity to verify conformance to these specifications throughout the manufacturing process provides more control over the quality of our end product. Personnel also oversee the timeliness of the production process, from the initial receipt of fabric to merchandise shipment, resulting in improvements in inventory planning and control.

        Approximately 15 percent of our apparel was purchased directly from manufacturers in fiscal 2005. During fiscal 2006, this percentage increased to approximately 30 percent. During fiscal 2007, this percentage increased to approximately 50 percent. For fiscal 2008 we have reached our goal of sourcing approximately 60 percent of the apparel units purchased, and we believe there is opportunity to slightly increase our direct sourcing during fiscal 2009. This expansion of our direct sourcing is a multi-year initiative which we expect will ultimately result in approximately 65 to 70 percent of our inventory being sourced directly. As we have increased the percentage of total apparel that is purchased directly from manufacturers, the number of domestic importers with whom we contract has decreased. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.

Customer Loyalty Programs

        In September 2007, we launched onecreek, a unique new loyalty program designed to further enhance service and reward our most valuable customers. Benefits of program participation include unparalleled service, sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, a personal shopper, exclusive onecreek savings and promotions, free shipping on returns, and a special gift to help celebrate her birthday. Using our existing customer database we identified and initially enrolled approximately 250,000 of our very best customers in onecreek, which we expanded to over 600,000 customers during fiscal 2008.

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

        As a part of this commitment, in fiscal 2005, we implemented a comprehensive code of conduct and monitoring program that applies to all factories contracted in the production of merchandise for Coldwater Creek. Within this code, we recognize that local customs and laws vary from one region of the world to another; however, we strongly believe the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries. The intention of this code is to communicate our expectations to each of our business partners.

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

        In addition, we have joined Business for Social Responsibility, a global organization that assists member companies in the achievement of success in ways that respect ethical values, people, communities and the environment. Through the many tools offered by this organization, and the collaboration with other member companies, we will continue to develop and strengthen our social compliance program. As a member of Business for Social Responsibility, we, along with nine other internationally known brands, became charter members of the Sustainable Water Group. Water is a natural resource that can be significantly impacted by the apparel manufacturing process. The focus of this group is the development of a single set of standards for monitoring and improving water quality in the production of apparel.

        In 2008, we completed our fourth year as a national sponsor for the Susan G. Komen Race for the Cure® for breast cancer awareness and research. We also sponsor various local community organizations and events and encourage our employees to be actively involved in their communities, as evidenced by our Adopt-a-School program which we implemented during 2007. Under this program, Coldwater Creek associates partner with local elementary schools, volunteering their personal time and energy to provide classroom assistance. In addition, we have implemented LEED (Leadership in Energy and Environmental Design) Green Building Rating System for Commercial Interiors in selected stores which is in keeping with Coldwater Creek's goals of reducing our impact on the environment and creating healthy surroundings for our employees and customers.

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

        Various states have attempted to collect back sales and use taxes from direct marketers whose only contacts with the taxing state are solicitations through the mail or the Internet, and whose subsequent delivery of purchased goods is by mail or interstate common carriers. We may be subject to these attempts in jurisdictions in which we currently have or previously had no physical presence. However, the United States Supreme Court has held that these states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order or Internet company. During fiscal 2008, certain state legislation has been enacted that requires certain Internet and/or mail order retailers to collect and remit sales tax from customers resident in that jurisdiction. This legislation was enacted on a prospective basis and does not impact our current sales tax collection and remittance processes. We anticipate that any further legislative changes regarding direct marketers, if adopted, would also be applied only on a prospective basis.

        Many of our products are manufactured outside the United States and are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products we are allowed to import or increase the cost of such products. For example, the United States and the European Union have historically imposed trade quotas on certain apparel and textile categories from the Peoples Republic of China. Effective January 1, 2009, apparel and textile quotas that were outlined in the memorandum of understanding between the United States and The Peoples Republic of China expired and are no longer applicable. To date, we have not been restricted by quotas in the operation of the business, and customs duties have not comprised a material portion of the total cost of most of our products. As we expand retail operations and begin to source more merchandise overseas, business may be impacted by quotas and the imposition of customs duties or tariffs. We are also subject to foreign governmental regulation and trade restrictions, including U.S. regulations prohibiting certain foreign activities, with respect to our product sourcing.

Employees

        As of January 31, 2009, we had 2,800 full-time employees and 8,400 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements.

Trademarks

        Our registered trademarks include Coldwater Creek®, Coldwater Creek The Spa® and the stylized Coldwater Creek logo. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise and brand.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

General economic conditions have impacted consumer spending and may adversely affect our financial position.

        Consumer spending patterns are highly sensitive to the general economic climate, the consumer's level of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers' investments and savings, restrictions on the availability of credit and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. These conditions, which have continued into the first quarter of fiscal 2009, had a negative impact on our revenues, gross margins, operating cashflows and earnings in fiscals 2008 and 2007. We believe these conditions, in particular the highly competitive selling environment, low retail store traffic levels and the shift in customer purchasing toward more value priced merchandise, will continue throughout fiscal 2009 and the foreseeable future. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, operating cash flows and earnings. In addition, continued declines in our profitability could result in a charge to earnings for the impairment of our stores, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.

Recent disruptions in the credit and financial markets could affect our liquidity and harm our financial performance.

        The recent distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may affect our liquidity. Although we currently do not have any borrowings under our $70 million secured credit facility, tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Additionally, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. The actual amount of credit that is available from time to time under our credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined in the discretion of the lender. Consequently, it is possible that, should we need to access our credit facility, it may not be available in full. Additionally, our credit facility contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions of our credit facility could cause the facility not to be available to us.

        In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key vendors to access liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which would result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access liquidity will cause them to extend less favorable terms to us, which could negatively affect our margins and financial condition.

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

        In addition, during our 2008 fiscal year, our business was negatively impacted as we navigated through an over-assortment of merchandise that did not differentiate us enough from our competitors. We have recently implemented changes to our business strategy that we expect over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. However, these initiatives will take time to be fully implemented. They may not be successful, have any positive effect on our operating results or offset declining consumer spending due to adverse economic conditions. If the demand for our merchandise is lower than expected we will be forced to discount more merchandise, which reduces our gross margins and earnings.

Our cost savings initiatives may have a negative impact on our operations and inhibit our long-term growth plans.

        During 2008, through our cost-cutting efforts, we reduced operating expenses and we expect to achieve further reductions in 2009. Much of these savings have been achieved through decreased marketing expenditures and headcount reductions. We believe these measures were necessary and appropriate to ensure the long-term health of our business in response to current economic conditions. However, our cost-cutting measures may also have negative effects on some aspects of our operations. For example, our reduced marketing plans may make it difficult for us to respond quickly to any improvement in economic conditions, and thereby inhibit our long-term growth. We may also experience deterioration of our customer base due to lower levels of marketing and advertising. We could also experience low employee morale and an inability to retain key employees due to recent headcount reductions and other cost savings initiatives.

The retail store model requires us to incur substantial financial commitments and fixed costs that we will not be able to recover if a store is not successful.

        The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store's design, leasehold improvements, fixtures and information and management systems, it would be costly for us to close a store that does not prove successful. The current economic environment may also adversely affect the ability of developers or landlords to meet commitments to us to pay for certain tenant improvement expenses we incur in connection with building out new retail store locations.

        The deterioration of the financial, credit, and housing markets has had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business. Though we believe no impairment of our long-lived assets exists as of January 31, 2009, we concluded to take an impairment charge in the second quarter of 2008 as a result of continuing losses related to our day spa concept. If market conditions were to continue to deteriorate for an extended period of time, it is reasonably possible that we could record additional impairments of these or other long-lived assets in the future.

We are subject to potentially adverse outcomes in litigation matters.

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Actions which may be filed against us include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we have violated federal and state wage and hour and other laws. These issues arise primarily in the ordinary course of business but could raise complex factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation issues will not have a material adverse effect on our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts not presently known to us with respect to pending legal actions, or adverse determinations by judges, juries or other finders of fact. Moreover, additional litigation that is not currently pending could have a significant impact on our results or operations or financial condition.

The majority of our cash and cash equivalents are concentrated with one financial institution.

        We maintain the majority of our cash and cash equivalents with one major financial institution in the United States of America, in the form of demand deposits, money market accounts and other short-term investments. Deposits in this institution may exceed the amounts of insurance provided on such deposits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Quarterly results of operations fluctuate and may be negatively impacted by seasonal influences.

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

        Our results continue to depend materially on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. If, for any reason, we were to realize lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2008 and 2007, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected.

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

  •
  successfully integrate improvements to our management information systems and controls;

  •
  efficiently manage the upgrade of certain equipment at our distribution center; and

  •
  attract, train and retain qualified personnel, including middle and senior management, and manage an increasing number of employees.

        If we do not meet these demands or develop required expertise, we may be unable to fully achieve our growth strategies or realize the full benefits of a multi-channel strategy, which may harm our results of operations.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

        To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. Currently, we are installing a core merchandising system which is a central component affecting many aspects of our business. Installing and integrating vital components of our management information systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, and our potential inability to meet reporting requirements, any of which would harm our business and could impair our results of operations.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

        The direct business depends largely on our ability to fulfill orders on a timely basis, and the direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in the distribution center and stores. We may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may become unable to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur expensive air freight charges, which would negatively impact our margins.

We face substantial competition from discount retailers in the women's apparel industry.

        We face substantial competition from discount retailers, such as Kohl's and Target, for basic elements in our merchandise lines, and net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these discount retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers and, more recently, by declining consumer spending, resulting in increased promotional and competitive activity. We expect this price deflation to continue as a result of the recent expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we continue to source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Consumer concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

        The e-commerce business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, e-commerce net sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches or any actual or perceived consumer privacy concerns.

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

  •
  delays or failures in the performance of third parties, such as vendors who supply our merchandise, shipping companies and the U.S. postal and customs services, including delays associated with labor disputes, labor union activity, inclement weather, natural disasters, health epidemics and possible acts of terrorism; and

  •
  disruptions or slowdowns in our order processing or fulfillment systems resulting from increased security measures implemented by U.S. customs, or from homeland security measures, telephone or Internet down times, system failures, computer viruses, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events.

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

Our success is dependent upon key personnel.

        Our future success depends largely on the contributions and abilities of key executives and other employees. The loss of any of our key employees could have a material adverse effect on the business. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

        Our system of internal controls over financial reporting is designed to provide reasonable assurance that the objectives of an effective control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls does not provide absolute assurance that all of our objectives will be met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, and could negatively impact investor perceptions.

The stock price has fluctuated and may continue to fluctuate widely.

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low closing sale prices of our common stock were $7.92 per share and $1.05 per share, respectively, during fiscal 2008. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations not necessarily related to their operating performance.

The largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

        Dennis Pence, our Chairman of the Board of Directors, may be deemed to beneficially own directly and indirectly approximately 17.1 percent of our outstanding common stock as of March 27, 2009. Ann Pence, our former Vice Chairman, may be deemed to beneficially own, directly and indirectly, approximately 19.9 percent of our outstanding common stock as of March 27, 2009. Either Dennis Pence or Ann Pence acting independently, could have significant influence over any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the company, which may adversely affect the market price of common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

        We have not formed a conclusion as to the long-term prospects of this concept, although we have no plan to build additional day spas. There is no assurance that the day spa concept will ever be successful or that we will develop future spas. Factors that could cause us to abandon the day spa concept include:

  •
  unexpected or increased costs or delays in the concept's development;

  •
  the potential demands on management resources in developing this new concept and the need to focus these resources on other strategic priorities for our business;

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

        If we were to abandon the day spa concept, we would be required to write off any costs we have capitalized and may incur lease termination costs, which would have a material and adverse effect on results of operations, particularly for the quarter in which a write off is recognized. Additionally, there is no assurance that we will not incur additional impairment charges related to our day spa concept, in particular, if there were a continued deterioration in macroeconomic conditions.

We may be unable to successfully implement our retail store rollout strategy, which could result in significantly lower revenue growth.

        The key driver of our growth strategy continues to be the retail store expansion. As of January 31, 2009, we operated 348 premium retail stores. We have since opened one additional store in the first quarter of fiscal 2009 for a total of 349 premium retail stores currently in operation. We believe we have the potential to grow our retail business to a total of 500 to 550 premium retail stores. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

  •
  identify or secure premium retail space;

  •
  negotiate site leases on favorable lease terms for the retail store locations we identify; and

  •
  prevent construction delays and cost overruns in connection with the build-out of new stores.

        Any miscalculations or shortcomings we may make in the planning and control of the retail growth strategy could materially impact our results of operations and financial condition. In addition, recent macroeconomic conditions including the ongoing credit crisis could result in an inability on the part of real estate developers to obtain retail property in preferred locations.

        Based on current macroeconomic conditions, we determined during the third quarter of fiscal 2008 to significantly decrease our store rollout plans for fiscal 2009, and it is our present intention to open no more than ten new retail stores in fiscal 2009. We do not maintain a specific rollout plan beyond a one-year horizon. We continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to further curtail our store rollout if we were to continue to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

Increasing reliance on foreign vendors will subject us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

        We expect to continue to expand our direct sourcing program and to source more apparel directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. During fiscal 2008 we were the importer of record for approximately 60 percent of total apparel purchases. We believe there is opportunity to increase our direct sourcing slightly more during fiscal 2009, with the ultimate target being 65 to 70 percent. This exposes us to risks and uncertainties, which could substantially impact our ability to source apparel through foreign vendors and to realize any perceived cost savings. These risks include, among other things:

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

        Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. Consequently, regardless of how we source our merchandise, we are exposed to the uncertainties of relying on foreign vendors.

        We cannot predict whether any of the foreign countries in which our merchandise is manufactured, or in which our merchandise may be manufactured in the future, will be subject to import restrictions by the U.S. government. The United States and the European Union have historically imposed trade quotas on certain apparel and textile categories from the Peoples Republic of China. Effective January 1, 2009, apparel and textile quotas that were outlined in the memorandum of understanding between the United States and the Peoples Republic of China expired and are no longer applicable. Any new imposition of trade restrictions, such as increased tariffs or more restrictive quotas, on apparel or other items exported from the Peoples Republic of China or elsewhere could however affect the import of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity. Our sourcing strategy is designed to allow us to adjust to such potential shifts in availability of apparel and any new imposition of quotas for apparel and textiles exported from the Peoples Republic of China or elsewhere. However, sourcing operations may nevertheless be adversely affected by trade limits, political and/or financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, and/or other trade disruptions.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    PROPERTIES

Stores, Distribution Center and Corporate Facility

        Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of January 31, 2009 are set forth below:

Facility	Address	Owned/ Leased	Approximate Size
Corporate Offices(a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	270,000 sq. ft.
East Coast Operations Center, including Distribution and Customer Contact Center	100 Coldwater Creek Drive Mineral Wells, West Virginia	Leased	960,000 sq. ft.
Coeur d'Alene, Idaho Customer Contact Center	751 West Hanley Avenue Coeur d'Alene, Idaho	Leased	69,000 sq. ft.
Foreign sourcing offices	Various foreign locations	Leased	17,000 sq. ft.
New York Design Studio	New York City, NY	Leased	9,000 sq. ft.
348 Premium Retail Stores(b)(d)	Various U.S. locations	Leased	2,050,000 sq. ft.
35 Outlet Stores(c)	Various U.S. locations	Leased	247,000 sq. ft.
9 Day Spas(e)	Various U.S. locations	Leased	49,000 sq. ft.

(a)
Our corporate offices include approximately 176,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, spa, virtual retail stores, photo studio, employee training center and various corporate departments.

(b)
As of January 31, 2009 our premium retail stores averaged approximately 5,900 square feet in size per store. The lease base terms of our premium retail stores are generally ten years.

(c)
As of January 31, 2009 our outlet stores averaged approximately 7,000 square feet in size. The lease base terms of our outlet stores are generally five years.

(d)
Includes 347 premium retail stores and one flagship store located in Manhattan, New York. During the first quarter of fiscal 2007 we began classifying our resort store as a premium retail store.

(e)
As of January 31, 2009 our day spas average approximately 5,400 square feet in size. The lease base terms of our day spas are generally ten years.

        We believe that our corporate offices, distribution center and customer contact centers will meet our operational needs for the foreseeable future.

        The following table summarizes the geographic location of our stores at the end of fiscal 2008 and fiscal 2007:

	As of January 31, 2009			As of February 2, 2008
	Premium Retail Stores	Outlet Stores	Day Spas	Premium Retail Stores	Resort and Outlet Stores	Day Spas
Alabama	7	1	—	7	1	—
Arizona	10	—	—	9	—	—
Arkansas	4	—	—	3	—	—
California	31	3	3	26	2	3
Colorado	8	1	1	7	1	1
Connecticut	7	—	—	7	—	—
Delaware	—	2	—	—	2	—
Florida	24	2	1	17	—	1
Georgia	12	1	—	10	1	—
Idaho	2	—	—	2	—	—
Illinois	17	1	1	16	1	1
Indiana	7	2	—	6	2	—
Iowa	4	1	—	4	1	—
Kansas	2	—	—	2	—	—
Kentucky	3	—	—	3	—	—
Louisiana	4	—	—	4	—	—
Maine	2	1	—	1	1	—
Maryland	5	—	—	4	—	—
Massachusetts	9	—	—	9	—	—
Michigan	11	1	—	11	1	—
Minnesota	10	1	—	9	—	—
Mississippi	2	—	—	1	—	—
Missouri	9	1	—	8	1	—
Montana	3	—	—	3	—	—
Nebraska	3	—	—	3	—	—
Nevada	3	—	—	3	—	—
New Hampshire	2	—	—	2	—	—
New Jersey	13	—	—	10	—	—
New Mexico	2	—	—	2	—	—
New York	11	2	—	11	2	—
North Carolina	11	—	—	10	—	—
North Dakota	2	—	—	1	—	—
Ohio	15	1	—	14	1	—
Oklahoma	3	—	—	2	—	—
Oregon	6	1	1	6	1	1
Pennsylvania	14	2	—	11	2	—
Rhode Island	2	—	—	1	—	—
South Carolina	6	1	—	5	1	—
South Dakota	1	—	—	1	—	—
Tennessee	8	1	—	7	1	—
Texas	28	2	2	25	1	2
Utah	2	—	—	2	—	—
Vermont	1	1	—	1	1	—
Virginia	7	2	—	6	2	—
Washington	8	1	—	7	1	—
West Virginia	1	1	—	1	1	—
Wisconsin	5	2	—	5	2	—
Wyoming	1	—	—	1	—	—

Total	348	35	9	306	30	9

Item 3.    LEGAL PROCEEDINGS

        We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether or not we will ultimately be successful. However based on management's evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

        On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. ("Brighton") filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a federal jury found that we violated the trade dress claim and one copyright held by Brighton. The jury rejected Brighton's claim for punitive damages. On January 28, 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys' fees. Various post-trial motions have been filed and currently pending before the court is our motion for a new trial and a motion for renewed judgment as a matter of law. If we do not prevail in these motions, we intend to appeal the judgment as we believe there are legitimate grounds to overturn the judgment. In the interim, the court entered a temporary stay of execution conditioned on us posting a $3.3 million bond which has been posted. We currently have insurance coverage and have been provided defense by our insurance carrier. The amount of damages currently awarded plus attorneys' fees and bond expenses are estimated to be within the insurance coverage limits.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth the name, current age and current position of our executive officers as of March 27, 2009:

Name	Age	Positions Held
Daniel Griesemer	49	President, Chief Executive Officer and Director
Georgia Shonk-Simmons	57	President, Chief Merchandising Officer and Director
Gerard El Chaar	48	Senior Vice President of Operations
John E. Hayes III	46	Senior Vice President, General Counsel and Secretary
Timothy O. Martin	40	Senior Vice President and Chief Financial Officer
Daniel Moen	37	Senior Vice President, Marketing and Chief Information Officer
Jeffrey A. Parisian	49	Senior Vice President of Administration

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

        John E. Hayes III joined the Company as Senior Vice President, General Counsel and Secretary in February 2009. Prior to joining Coldwater Creek, Mr. Hayes was engaged for 17 years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. While in private practice, Mr. Hayes served as the Company's outside corporate and securities law counsel from 1999 until joining the Company. Prior to his legal career, Mr. Hayes practiced as a Certified Public Accountant with KPMG LLP.

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

        Daniel Moen has served as our Senior Vice President, Marketing and Chief Information Officer since February 12, 2009. Prior to that appointment, Mr. Moen served as our Senior Vice President and Chief Information Officer since September 2004. From June 2004 to September 2004, Mr. Moen served as our Interim Vice President and Chief Information Officer. From July 2003 to May 2004, Mr. Moen served as our Vice President of Marketing and Business Intelligence. From October 2002 to June 2003, Mr. Moen served as our Divisional Vice President of Business Intelligence. From August 2001 to September 2002, Mr. Moen served as our Divisional Vice President of Marketing. From August 2000 to July 2001, Mr. Moen was the Data Warehouse Manager for InfoSpace, Inc. From June 1999 to July 2000, Mr. Moen was our Director of Database Marketing for Network Commerce. From May 1995 to May 1999, Mr. Moen was employed by Coldwater Creek in various capacities in our Marketing Department.

        Jeffrey A. Parisian has served as Senior Vice President of Administration since April of 2008. From October 2004 to April 2008, Mr. Parisian served as our Vice President of Real Estate. From November 2002 to October 2004, Mr. Parisian served as our Divisional Vice President of Real Estate. From March 2002 to November 2002, Mr. Parisian served as our Senior Director of Real Estate. Prior to joining Coldwater Creek, Mr. Parisian was employed by Gap Inc. as Vice President of Real Estate.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

        Our common stock has been quoted on the NASDAQ Stock Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 27, 2009, we had 6,589 stockholders of record and 91,255,700 shares of $0.01 par value common stock outstanding.

        The following table sets forth certain sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2008:
First Quarter	$5.91	$3.87
Second Quarter	$7.18	$4.83
Third Quarter	$7.92	$2.59
Fourth Quarter	$3.41	$1.05
Fiscal 2007:
First Quarter	$22.53	$17.05
Second Quarter	$25.67	$19.04
Third Quarter	$21.10	$7.70
Fourth Quarter	$8.84	$3.80

        We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future.

Performance Graph

        The following graph compares the cumulative five-year total return to shareholders on Coldwater Creek Inc.'s common stock to the cumulative total returns of the NASDAQ Composite Index, and a customized peer group of the following four companies: Ann Taylor Stores Corp., Chico's FAS Inc., Christopher & Banks Corp. and Talbots Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on January 31, 2004 and its relative performance is tracked through January 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Coldwater Creek Inc., The NASDAQ Composite Index And A Peer Group

    *    $100 invested on 1/31/04 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

	1/04	4/04	7/04	10/04	1/05	4/05	7/05	10/05	1/06
Coldwater Creek Inc.	100.00	141.22	193.62	236.83	281.28	258.02	427.31	416.51	480.56
NASDAQ Composite	100.00	93.74	92.58	96.95	101.08	94.54	106.98	104.55	114.61
Peer Group	100.00	105.58	103.01	93.75	105.24	107.94	150.78	139.88	160.22

4/06	7/06	10/06	2/07	4/07	7/07	10/07	2/08	4/08	7/08	10/08	1/09
647.22	461.34	705.79	442.59	479.17	455.79	207.18	162.73	123.61	150.93	83.10	65.28
116.34	105.55	119.51	124.99	127.71	129.09	145.10	120.39	122.04	116.23	84.65	73.10
151.05	119.42	129.92	109.99	122.51	98.22	76.36	61.14	50.89	48.16	29.38	17.80

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        The information required by this item concerning equity compensation plans is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

        The following statement of operations and balance sheet data have been derived from our audited financial statements, including those appearing elsewhere herein. The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere herein. All information is presented in thousands except per share, average square feet per store and store count data.

	Fiscal Year Ended(a)
	January 31, 2009	February 2, 2008(b)	February 3, 2007(c)(d)	January 28, 2006	January 29, 2005
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$1,024,221	$1,151,472	$1,054,611	$779,663	$590,310
Gross profit	$350,560	$450,183	$471,007	$352,778	$254,108
Net income (loss)	$(25,963)	$(2,488)	$55,372	$41,570	$29,130
Net income (loss) per common share—Basic	$(0.29)	$(0.03)	$0.60	$0.45	$0.33
Net income (loss) per common share—Diluted	$(0.29)	$(0.03)	$0.59	$0.44	$0.32
Weighted average common shares outstanding—Basic	91,037	92,801	92,616	91,488	87,692
Weighted average common shares outstanding—Diluted	91,037	92,801	94,485	94,365	90,743
Cash dividends declared per common share	$—	$—	$—	$—	$—
Selected Segment Data:
Net Sales:
Retail	$751,352	$775,082	$664,170	$454,538	$296,227
Direct	$272,869	$376,390	$390,441	$325,125	$294,083
Selected Operating Data:
Total catalogs mailed	85,950	128,551	118,690	113,000	108,000
Average premium retail store size in square feet	5,900	5,800	5,600	5,500	5,700
Balance Sheet Data:
Cash and cash equivalents	$81,230	$62,479	$148,680	$131,856	$111,204
Working capital	$92,989	$115,750	$173,319	$132,010	$116,488
Total assets	$628,627	$624,259	$580,475	$458,410	$324,586
Total long-term debt, including capital leases(e)	$13,316	$14,467	$1,008	$—	$—
Stockholders' equity	$282,496	$301,863	$317,456	$248,397	$198,279
Premium Retail Store Count:
Beginning of the fiscal year(f)	306	240	174	114	66

Opened in the first quarter	9	12	9	5	5
Opened in the second quarter	7	8	13	17	18
Opened in the third quarter	19	34	29	27	18
Opened in the fourth quarter	7	12	14	11	7

End of the fiscal year	348	306	239	174	114

a)
References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year end is the Saturday nearest January 31st. This floating fiscal year end typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. The 2006 fiscal year was a 53 week fiscal year.

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

e)
As of January 31, 2009, we maintained a $60.0 million line of credit with Wells Fargo Bank, N.A., which we refinanced with Wells Fargo Retail Finance, LLC in February 2009. As of the date of this report we have not borrowed under this facility. See Note 6 to our consolidated financial statements for further information.

f)
As of February 4, 2007, we reclassified our Jackson Hole, WY store from a resort to a premium store.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The forward-looking statements in this Annual Report are as of the date such report is filed with the SEC, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

        The following narrative is designed to provide readers of our financial statements with a detailed analysis of the business through the eyes of management. This discussion includes an analysis of our financial condition, results of operations, liquidity and capital resources and various other factors that may affect future results. Management's Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

  •
  Coldwater Creek Profile

  •
  Company Initiatives

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

        References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year end typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. The fiscal years ended January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks while the fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks. The 53rd week did not have a material impact on our results of operations or financial position for the year ended February 3, 2007.

Coldwater Creek Profile

        Coldwater Creek is a specialty retailer of women's apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.0 billion in net sales in fiscal 2008. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through an expanding base of retail stores, as well as our catalog and e-commerce channels. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000. Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all three sales channels. For a more detailed description of our business, see Item 1—"Business" of Part I of this report.

        We currently have two operating segments: retail and direct. We believe there is an opportunity for us to grow our premium retail store base to 500 to 550 stores in more than 280 identified markets nationwide. In fiscal 2008, we opened 42 premium retail stores, increasing our total premium store count to 348, covering 201 markets. Approximately 42.5 percent of these stores are located in traditional malls, 52.6 percent in lifestyle centers and 4.9 percent in street locations. In addition to our 348 premium retail stores we also had 35 merchandise clearance outlets in operation at the end of fiscal 2008.

        In an effort to sustain our financial stability in these challenging macroeconomic conditions, which are evidenced in our business by low retail store traffic levels and a highly competitive retail selling environment, we currently plan to open no more than ten retail stores during fiscal 2009, the majority of which are planned for opening in the first half of the year. New premium retail stores will average approximately 6,100 square feet. As of March 27, 2009, one premium retail store has been opened in the first quarter of fiscal 2009, for a premium retail total store count of 349.

        Though it is our present intention to open no more than ten new retail stores in fiscal 2009, we do not maintain a specific rollout plan beyond a one-year horizon. As evidenced by the reduction in store growth plans for fiscal 2009, we continually reassess store rollout plans based on the overall retail environment, the performance of the retail business, our access to working capital and external financing and the availability of suitable store locations. For example, it is possible that in any year we will increase planned store openings, particularly if we experience strong retail sales and have access to the necessary working capital or external financing. Likewise, we would be inclined to curtail store rollout if we were to experience weaker retail sales or if we did not have adequate working capital or access to financing, or as a part of a cost containment initiative.

        During fiscal 2008, our merchandise was offered through two core catalog titles: Northcountry and Coldwater Creek, which differentiate the merchandise assortment offered in each title to cater to the various lifestyles of our core customer. We continue to evaluate our catalogs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. As a result, we began offering our merchandise under a single catalog title during late fiscal 2008 and expect to continue to operate under one catalog title during fiscal 2009. As part of our focus on efficiently managing resources and containing costs, we decreased catalog circulation to approximately 86.0 million catalogs in fiscal 2008 from approximately 128.6 million mailed in fiscal 2007. We currently plan to mail approximately 66.4 million catalogs in fiscal 2009.

Company Initiatives

        During fiscal 2008 our business continued to be affected by increasingly challenging macroeconomic conditions, which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. These conditions worsened in our third and fourth fiscal quarters with the deterioration of the financial, credit and housing markets which led to further decline in consumer confidence and the decreased availability of consumer credit. We expect to continue to face these challenging conditions, during fiscal 2009 and for the foreseeable future. Our efforts in fiscal 2009 will continue to be focused on certain initiatives which we implemented during fiscal 2008. We believe these initiatives will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. These key initiatives include:

  •
  Increased focus on product and customer experience

  •
  Injecting product and the customer into decision making throughout the company

  •
  Restoration of the full price heritage of the Coldwater Creek brand

  •
  Shift in marketing approach

  •
  Increased efficiency in the use of resources

        Our product and the customer experience are the foundation of all decision making at Coldwater Creek. Our highest priority is to continually improve our product and assortment as we believe that our success depends on offering the appropriate balance of fashion, fit and value that is relevant to the entire range of our target customer base. We are focused on expanding our product by offering more diversity in fit and fabrics to ensure we are more relevant to our entire customer demographic.

        During 2008, we were able to make progress in this initiative by lowering our style and color count by approximately 20 percent, allowing us to better execute on our product offerings. In addition, we were able to expand our direct sourcing from 50 percent of our apparel in fiscal 2007 to approximately 60 percent of our apparel in fiscal 2008. We believe there is opportunity to slightly increase our direct sourcing during fiscal 2009. During the twelve-month period ended January 31, 2009, we reduced our retail inventory per square foot by approximately 12 percent, while premium retail square footage grew by approximately 15 percent over the same period. We believe these efforts have positioned us to continue to improve on our product and customer experience in fiscal 2009.

        During the fourth quarter of fiscal 2008, we made some changes to our merchandising team and its structure. These changes have enabled us to better integrate our merchandise design and product development teams, which we believe will enable us to offer a more compelling product and enhance efficiency.

        We are committed to restoring the full price heritage to our brand by continuing to be more prudent with promotional activity and discounting. Specifically, we have begun to limit the frequency, length, duration, and amount of our overall promotion cadence. However, we will continue to have promotions to drive traffic to our stores and to remain competitive in this challenging environment. During fiscal 2008, we refined our promotional approach to feature fewer, but more targeted campaigns. This is evidenced by a reduction in transactions carrying a promotional discount(1) from 53.2 percent during fiscal 2007 to 27.8 percent during fiscal 2008. We believe that prudently managing our promotions and discounting, accompanied with lowering our style and color count, reducing our retail inventories per square foot, and expanding our direct sourcing program, is critical to improving margins and returning to our full price heritage. In addition, we have seen a shift in customer purchasing toward more value priced merchandise, which we believe is a result of today's challenging economic conditions and the decline in consumer confidence. Therefore, during fiscal 2009, we will continue to work towards offering quality merchandise at a compelling price point.

(1)
We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

        Historically, we have used a broad based marketing strategy of catalog circulation and national magazine advertising. During fiscal 2008 we shifted to a more point-of-sale, in-store focus through programs such as personal shopper. We are also working to create a consistent message across all of our distribution channels to drive customers to our stores. We are developing traffic drivers through innovative e-mail campaigns, retail mailers and newspaper ads, as well as through our customer loyalty programs, as we continue to be focused on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We continue to test and refine these promotions to ensure that we are reaching the greatest number of customers in the most cost effective and efficient manner possible. As a result of this more focused approach, during fiscal 2008, marketing expense, primarily national magazine advertising and catalog circulation, decreased approximately $53.9 million, as compared with fiscal 2007.

        During fiscal 2008 we decreased national magazine advertising circulation by 68.3 percent compared to fiscal 2007. Our investment in national magazine advertisements decreased to $4.5 million in fiscal 2008 from $22.8 million in fiscal 2007. We expect to reduce our investment in national magazine advertisements further during fiscal 2009. Catalog circulation also decreased by 42.6 million, or 33.1 percent, during the same period, from 128.6 million catalogs to 86.0 million catalogs. The decrease in catalog circulation was primarily due to reduced Northcountry catalog mailings and the discontinuation of Spirit catalog mailings. We continue to evaluate our catalogs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. As a result, we began offering our merchandise under a single catalog title during late fiscal 2008 and expect to continue to operate under one catalog title during fiscal 2009.

        We have added approximately 533,000 net new addresses to our e-mail database since February 2, 2008 and conducted more targeted e-mail campaigns, which resulted in an additional 19.9 percent or 130.0 million e-mails being delivered during fiscal 2008, as compared with fiscal 2007.

        In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. We remain focused on further reducing our cost structure and preserving capital as business conditions warrant. During the third and fourth quarters of fiscal 2008, we realigned staffing of our retail operations, resulting in additional cost savings. We also completed a plan to right size our organizational structure for the current environment by eliminating certain corporate support positions. We believe that these select staff reductions, as well as reduced travel, lower catalog page counts, more cost effective advertising and other cost savings initiatives could result in approximately $30 million of additional SG&A savings in fiscal 2009.

        In addition, we reduced our planned capital expenditures to approximately $25 million in fiscal 2009, down from approximately $81 million in fiscal 2008, which is based on opening no more than ten new retail stores during fiscal 2009.

        We are also continuing to improve various information technology tools and systems to enhance operating efficiency and enable our infrastructure to accommodate growth. During fiscal 2008, we continued activities to enhance or replace several fundamental systems, such as our inventory planning and allocation systems. We also continued efforts to enhance our financial and human resources systems, which we installed in fiscal 2007. We also continued to make improvements in our distribution infrastructure, processes and technology in order to expedite the flow of merchandise through our distribution center, with the goal of moving product more quickly to our direct customers and premium retail stores.

        Although we have made substantial progress on these initiatives during 2008, our business remains subject to the challenging macroeconomic conditions. We are continuing to focus on lowering our cost structure, prudently managing our growth and improving our merchandise assortment and inventory management, which we believe will allow us to navigate through this difficult environment.

Other Developments

        Revolving Line of Credit    On February 13, 2009, we entered into a secured Credit Agreement with Wells Fargo Retail Finance,  LLC. This credit facility replaces our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. pursuant to the Amended and Restated Credit Agreement dated February 13, 2007, as amended on April 16, 2008 and January 29, 2009. Our new agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. As of the filing of this Annual Report, we have not borrowed any amounts under this facility.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 31, 2009 as compared to the fiscal year ended February 2, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 31, 2009	% of net sales	February 2, 2008	% of net sales	$ change	% change
Net sales	$1,024,221	100.0%	$1,151,472	100.0%	$(127,251)	(11.1)%
Cost of sales	673,661	65.8%	701,289	60.9%	(27,628)	(3.9)%

Gross profit	350,560	34.2%	450,183	39.1%	(99,623)	(22.1)%
Selling, general and administrative expenses	395,320	38.6%	460,232	40.0%	(64,912)	(14.1)%
Loss on asset impairments	1,452	0.1%	620	0.0%	832	134.2%

Loss from operations	(46,212)	(4.5)%	(10,669)	(0.9)%	(35,543)	(333.1)%
Interest, net and other	1,508	0.1%	6,793	0.6%	(5,285)	(77.8)%

Loss before income taxes	(44,704)	(4.4)%	(3,876)	(0.3)%	(40,828)	(1,053.4)%
Income tax benefit	(18,741)	(1.8)%	(1,388)	(0.1)%	(17,353)	(1,250.2)%

Net Loss	$(25,963)	(2.5)%	$(2,488)	(0.2)%	$(23,475)	(943.5)%

Effective income tax rate	41.9%		35.8%

Net Sales

        Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

        Net sales decreased during fiscal 2008 as compared to fiscal 2007 primarily due to decreases in comparable premium store sales and decreases in sales through our direct segment. This decrease was partially offset by sales resulting from the addition of 42 premium retail stores and five merchandise clearance outlet stores since February 2, 2008.

        Comparable premium retail store(2) sales growth by quarter is as follows:

	Percentage increase (decrease)		Premium Retail Store Base
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Fourth Quarter	(21.4)%	(19.2)%	254	190
Third Quarter	(20.5)%	(13.6)%	246	178
Second Quarter	(13.7)%	(6.0)%	236	172
First Quarter	(19.0)%	7.3%	211	148

        We believe our sales performance for fiscal 2008 was negatively impacted by the current challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. During fiscal 2008, we experienced a decline in comparable premium retail store traffic of 15.5% and a decrease in average transaction value in both our premium retail stores and direct channel of 3.8% and 7.3%, respectively, as compared to fiscal 2007. The decrease in average transaction value was primarily due to higher levels of markdowns(3) in both segments. During fiscal 2008, catalog circulation also decreased by 42.6 million, or 33.1 percent, compared to fiscal 2007.

(2)
We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting 16 months rather than 12 months to consider a store comparable provides a better view of the growth pattern of the premium retail store base. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

(3)
We define markdowns generally as permanent reductions from the original selling price.

        Shipping fees received from customers for delivery of merchandise decreased $14.7 million to $33.3 million for fiscal 2008 as compared to fiscal 2007 as a result of lower direct sales in fiscal 2008. We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $1.3 million for fiscal 2008 as compared to fiscal 2007. The increase in revenue from the co-branded credit card program is the result of an increase in sales royalty and revenue sharing.

Cost of Sales/Gross Profit

        The gross profit rate decreased by 4.9 percentage points during fiscal 2008 as compared to fiscal 2007. Approximately 1.7 percentage points of this decrease was due to increased markdowns and clearance activity, as well as slightly lower initial merchandise markups. In addition, fiscal 2007 included an approximate $7.3 million write-down of overstocked inventory that was liquidated through third parties. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our retail occupancy costs and buying and distribution costs of approximately 3.8 and 0.2 percentage points, respectively, offset by a 0.8 percentage point improvement in shipping and handling costs as a percentage of sales.

Selling, General and Administrative Expenses

        As a percentage of net sales, selling, general and administrative expenses (SG&A) decreased by 1.4 percentage points in fiscal 2008 as compared to fiscal 2007. This decrease in SG&A rate was the result of a 3.8 percentage point decrease in marketing expenses, offset by a 2.0 percentage point increase in employee expenses and a 0.4 percentage point increase in overhead costs.

        The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation and the discontinuation of testing of television advertising. The reduced leveraging in employee expenses is primarily due to the decrease in comparable store sales, partially offset by expense reductions as a result of cost savings initiatives. The reduced leveraging in overhead expenses is also primarily due to the decrease in comparable store sales, partially offset by a decrease in store pre-opening costs and expense reductions as a result of cost savings initiatives.

Loss on Asset Impairment

        During fiscal 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. During fiscal 2007, we recorded an impairment charge of $0.6 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations.

Interest, Net and Other

        The decrease in interest, net and other for fiscal 2008 as compared with fiscal 2007 is primarily the result of lower interest income earned on a lower average cash balance and lower interest rates.

Provision for Income Taxes

        The increase in benefit for income taxes for fiscal 2008 as compared to fiscal 2007 was primarily the result of an increase in pre-tax loss, resulting in a tax benefit of $18.7 million. The benefit for income taxes in fiscal 2008 includes an out-of-period adjustment of $2.5 million related to the correction of errors in the calculation of the previous year's income taxes. See Note 7 to our consolidated financial statements for further discussion of the correction.

Segment Results

        We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	January 31, 2009	% of Net Sales	February 2, 2008	% of Net Sales	% Change
Net sales:
Retail	$751,352	73.4%	$775,082	67.3%	(3.1)%
Direct	272,869	26.6%	376,390	32.7%	(27.5)%

	$1,024,221	100.0%	$1,151,472	100.0%	(11.1)%

Segment operating income:
Retail	$30,396		$76,585		(60.3)%
Direct	42,108		55,878		(24.6)%

	$72,504		$132,463		(45.3)%

        The following table reconciles segment operating income to loss from operations (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	% Change
Segment operating income	$72,504	$132,463	(45.3)%
Corporate and other	(118,716)	(143,132)	(17.1)%

Loss from operations	$(46,212)	$(10,669)	(333.1)%

Retail Segment

Net Sales

        The $23.7 million decrease in retail segment net sales for fiscal 2008 as compared with fiscal 2007 is primarily the result of a decrease in net sales in our comparable premium retail stores as disclosed in the table above under "Results of Operations—Net Sales." This decrease in comparable store sales reflects a decrease in comparable premium retail store traffic of 15.5 percent during fiscal 2008 as compared to fiscal 2007. During fiscal 2008, we also experienced a decrease in average transaction value of premium retail stores of 3.8 percent as compared to fiscal 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns.

        This decrease was partially offset by net sales from the addition of 42 premium retail stores and five merchandise clearance outlet stores since February 2, 2008. Additionally, retail segment net sales increased as a result of increases of $5.6 million in net sales from merchandise clearance outlet stores, $2.8 million in net sales from our day spas, and $0.3 million in co-branded credit card program revenue in fiscal 2008 as compared with fiscal 2007.

Segment Operating Income

        Retail segment operating income rate expressed as a percentage of retail segment net sales for fiscal 2008 decreased 5.8 percentage points as compared to fiscal 2007. Increased in-store markdown activity, as well as slightly lower initial merchandise margins, resulted in a 1.6 percentage point decline in merchandise margins. In addition, fiscal 2007 included an approximate $3.2 million write-down of overstocked inventory that was liquidated through third parties. Retail segment operating rate was also negatively impacted by a 4.3, 0.6 and 0.2 percentage point reduction in the leveraging of retail store occupancy costs, employee expenses and marketing expenses, respectively. The decline in the leveraging of our retail store occupancy costs also reflects increased impairment charges of $0.9 million, or 0.1 percentage points. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales. These decreases were offset by a 0.9 percentage point improvement in leveraging of certain overhead costs, primarily related to store pre-opening costs.

Direct Segment

Net Sales

        Direct segment net sales decreased $103.5 million during fiscal 2008 as compared to fiscal 2007. Sales through our Internet channel decreased $59.7 million, from $271.0 million in fiscal 2007 to $211.3 million in fiscal 2008. Sales from our phone and mail channel for the same period decreased $43.7 million, from $105.3 million to $61.6 million.

        The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 7.4 percent decrease in average transaction value during fiscal 2008 as a result of higher levels of Internet markdowns. The decrease in phone and mail businesses net sales was also impacted by fewer orders and less catalogs mailed in addition to an approximate 0.8 percent decrease in average transaction value during fiscal 2008 as compared to fiscal 2007.

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

        Direct segment net sales were also negatively impacted by a decrease of $14.7 million in shipping revenue in fiscal 2008 as compared to fiscal 2007 as a result of lower direct sales in fiscal 2008. These decreases were offset by an increase of $1.0 million in co-branded credit card program revenue over the same periods.

Segment Operating Income

        Direct segment operating income rate expressed as a percentage of direct segment net sales for fiscal 2008 as compared to fiscal 2007 increased by 0.6 percentage points. The increase was the result of a decrease in marketing expense which resulted in a 4.1 percentage point improvement in direct segment operating income rate. Offsetting the increase were the effects of increased clearance activity, as well as slightly lower initial merchandise margins, resulting in a 2.0 percentage point decline in merchandise margins. In addition, fiscal 2007 included an approximate $4.1 million write-down of overstocked inventory that was liquidated through third parties. In addition, our direct segment operating income rate was negatively impacted by reduced leveraging of employee expenses and overhead costs, which resulted in a 1.1 and 0.4 percentage point decline in direct segment operating income rate, respectively.

Corporate and Other

        Corporate and other expenses decreased $24.4 million in fiscal 2008 as compared to fiscal 2007. This decrease is primarily the result of:

  •
  a $22.6 million decrease in marketing expenses primarily as a result of fewer national magazine advertising campaigns and the discontinuation of our television advertising test;

  •
  a $1.2 million decrease in employee expenses, primarily consisting of a reduction in salaries and wages as part of our cost savings initiatives and a reduction in SERP expense as a result of the net curtailment loss recorded in fiscal 2007. Employee expenses were also impacted by $3.5 million of severance expense recorded during fiscal 2008;

  •
  a $1.4 million decrease in corporate support costs, primarily as a result of other cost savings initiatives;

  •
  offset by a $0.8 million increase, primarily related to the amortization of internal-use software relating to our new management information system.

Fiscal 2007 Compared to Fiscal 2006

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended February 2, 2008 as compared to the fiscal year ended February 3, 2007. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	February 2, 2008	% of net sales	February 3, 2007	% of net sales	$ change	% change
Net sales	$1,151,472	100.0%	$1,054,611	100.0%	$96,861	9.2%
Cost of sales	701,289	60.9%	583,604	55.3%	117,685	20.2%

Gross profit	450,183	39.1%	471,007	44.7%	(20,824)	(4.4)%
Selling, general and administrative expenses	460,232	40.0%	387,112	36.7%	73,120	18.9%
Loss on asset impairments	620	0.0%	—	0.0%	620	100.0%

Income (loss) from operations	(10,669)	(0.9)%	83,895	8.0%	(94,564)	(112.7)%
Interest, net and other	6,793	0.6%	7,672	0.7%	(879)	(11.5)%

Income (loss) before income taxes	(3,876)	(0.3)%	91,567	8.7%	(95,443)	(104.2)%
Income tax provision (benefit)	(1,388)	(0.1)%	36,195	3.4%	(37,583)	(103.8)%

Net income (loss)	$(2,488)	(0.2)%	$55,372	5.3%	$(57,860)	(104.5)%

Effective income tax rate	35.8%		39.5%

Net Sales

        Net sales consist of retail and direct sales, which include co-branded credit card program marketing fee and sales royalty revenue and shipping fees received from customers for delivery of merchandise.

        Net sales increased during fiscal 2007 as compared with fiscal 2006 primarily due to the addition of 66 premium retail stores and four merchandise clearance outlet stores during fiscal 2007. This increase in net sales was offset by a decrease in comparable premium store sales during fiscal 2007 as compared with fiscal 2006. We also experienced an overall decrease in net sales in our direct segment as net sales from our phone and mail channel decreased while being partially offset by a slight increase in net sales from our Internet channel.

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

        During fiscal 2007 we increased our national magazine advertising circulation by 1.5 percent compared to fiscal 2006. Catalog circulation also increased by 9.9 million or 8.3 percent during the same period, from 118.7 million catalogs to 128.6 million catalogs. The increase in circulation was primarily due to additional Coldwater Creek and Clearance catalog mailings. We also added approximately 605,000 net new addresses to our e-mail database during fiscal 2007 along with more targeted e-mail campaigns, which resulted in an additional 23.5 percent or 124.4 million e-mails being delivered in fiscal 2007 as compared to fiscal 2006.

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

        Our gross profit rate decreased 2.3 percentage points in fiscal 2007 as compared to fiscal 2006, as a result of an increase in markdowns and discounts, including those discounts related to national magazine advertisements, partially offset by higher initial merchandise markups. Our gross profit rate was also negatively impacted by a $7.3 million, or 0.6 percentage point, inventory write-down related to overstocked inventory that was identified to be liquidated through third parties. Also, a decrease in the leveraging of our buying and distribution costs, shipping and handling costs, and retail occupancy costs reduced our gross profit rate by approximately 0.4, 0.1, and 1.7 percentage points, respectively.

Selling, General and Administrative Expenses

        As a percentage of net sales, selling, general and administrative expenses (SG&A) increased by 3.3 percentage points in fiscal 2007 as compared with fiscal 2006. This increase was the result of a 1.8 percentage point increase in employee expenses, a 0.6 percentage point increase in overhead costs, and a 0.9 percentage point increase in marketing expenses.

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

Loss on asset impairment

        During fiscal 2007 we recorded an impairment charge of $0.6 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations. We did not have any impairments in fiscal 2006.

Interest, Net and Other

        The decrease in interest, net and other for fiscal 2007 as compared with fiscal 2006 is primarily the result of lower interest income earned on a lower average cash balance and lower interest rates, and higher interest expense primarily related to additional capital leases.

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

Retail Segment

Net Sales

        The $110.9 million increase in retail segment net sales for fiscal 2007 as compared with fiscal 2006 is primarily the result of the addition of 66 premium retail stores, four merchandise clearance outlet stores and three day spas during fiscal 2007, which was partially offset by a decrease in net sales in our comparable premium retail stores as disclosed in the table above under net sales.

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

Segment Operating Income

        Retail segment operating income rate expressed as a percentage of retail segment sales for fiscal 2007 as compared with fiscal 2006 decreased by 6.3 percentage points. Increased promotional and clearance activity, partially offset by higher initial merchandise margins associated with our direct sourcing initiative and higher purchase volumes related to the retail expansion, resulted in a 1.7 percentage point decline in merchandise margins. In addition, our retail segment operating income rate was negatively impacted by a $3.2 million, or a 0.4 percentage point, inventory write-down related to overstocked inventory that was identified to be liquidated through third parties. Retail segment operating income rate was also negatively impacted by a 1.5 percentage point reduction in the leveraging of retail store occupancy costs, a 1.4 percentage point increase in employee expense, a 0.4 percentage point increase in marketing costs, primarily related to retail store promotions and a 0.6 percentage point reduction in the leveraging of certain overhead costs, primarily shipping supplies. The reduced leveraging of our retail store occupancy costs also reflects an impairment charge of $0.6 million or 0.1 percentage points. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

        Costs related to the day spa concept, which are included in the above analysis, decreased our overall retail segment operating income rate by approximately 1.4 percentage points in fiscal 2007 compared to approximately 1.7 percentage points in fiscal 2006.

Direct Segment

Net Sales

        The direct segment net sales decreased $14.1 million during fiscal 2007 as compared to fiscal 2006. The decrease was driven by a 16.9 percent decrease in net sales from our phone and mail channel, offset by a 2.8 percent increase in Internet business net sales.

        Internet business net sales grew during the period as a result of increased promotional and clearance activity, the addition of approximately 605,000 net new addresses to our e-mail database during fiscal 2007, increased e-mail circulation of 23.4 percent or 122.9 million e-mails to customers in fiscal 2007, as compared to fiscal 2006, along with more targeted e-mail campaigns.

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

Segment Operating Income

        Direct segment operating income rate expressed as a percentage of direct sales for fiscal 2007 decreased 10.4 percentage points as compared with fiscal 2006. Increased promotional and clearance activity, partially offset by higher initial merchandise markups associated with our direct sourcing resulted in a 3.6 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by a $4.1 million, or a 1.1 percentage point, inventory write-down related to overstocked inventory that was identified to be liquidated through third parties. The direct segment operating income rate was also negatively impacted by reduced leveraging of marketing and overhead costs which resulted in a 3.3 percentage point and 1.0 percentage point decline in direct segment operating income rate, respectively. Reduced leveraging of employee expenses contributed to a decrease of 0.7 percentage points.

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

  •
  a $6.0 million increase in occupancy costs primarily as a result of increased depreciation and amortization, facilities maintenance and taxes;

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

        Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscals 2008 and 2007, our financial condition, results of operations, including related gross margins and cash flows for the entire fiscal year will be materially adversely affected.

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

        On February 13, 2009, we entered into a secured Credit Agreement (the "Agreement") with Wells Fargo Retail Finance, LLC. This credit facility replaces our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. pursuant to the Amended and Restated Credit Agreement dated February 13, 2007, as amended on April 16, 2008 and January 29, 2009 (the "Prior Agreement"). The Agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. We did not incur any material early termination penalties in connection with the termination of the Prior Agreement.

        Borrowings under the Agreement will generally accrue interest at a margin ranging from 2.25% to 2.75% (determined according to the average unused availability under the credit facility) over a reference rate of, at the Company's election, either LIBOR or a base rate as defined in the Agreement. Letters of credit under the credit facility accrue fees at a rate equal to interest margin that is in effect from time to time. Commitment fees accrue at a rate of 0.50%, which is assessed on the average unused portion of the credit facility maximum amount.

        The Agreement has financial covenants that are limited to capital expenditures, minimum inventory book value and maximum facility usage as a percentage of the borrowing base value. The Agreement also contains various restrictive covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.

        The Agreement generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the Lender, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

        As of January 31, 2009 and February 2, 2008 we had no borrowings outstanding under the Prior Agreement and $16.1 million and $28.3 million in commercial letters of credit issued, respectively.

        Operating activities generated $95.5 million, $52.4 million and $110.6 million of positive cash flow during fiscals 2008, 2007 and 2006, respectively.

        On a comparative year-to-year basis, the $43.2 million increase in cash flows from operating activities in fiscal 2008 from fiscal 2007 resulted primarily from lower operating expenses, reduced payments on inventory purchases, reduced marketing costs and taxes received of $9.3 million versus taxes paid of $20.4 million in the comparable period. We also experienced an increase in cash collected on tenant allowances of $0.9 million as total cash collected was $36.6 million in fiscal 2008 as compared to $35.7 million in fiscal 2007. This increase was offset by decreased revenue and lower gross margins and a decrease in cash collected on interest income of $5.3 million.

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

        Cash outflows from investing activities principally consisted of capital expenditures which totaled $81.2 million, $121.3 million and $106.2 million during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

        Capital expenditures in fiscal 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 42 additional premium retail stores, five merchandise clearance outlet stores and four premium retail stores under construction; and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 66 additional premium retail stores, three day spas, four merchandise clearance outlet stores and 15 premium retail stores under construction; and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2006 primarily relate to leasehold improvements and furniture and fixtures associated with the opening of 65 additional premium retail stores, and to a lesser extent our opening of three new outlet stores, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Cash outflows for fiscal 2008 and fiscal 2007 were offset by cash inflows of $3.1 million and $1.7 million, respectively, related to the proceeds from the sale of certain assets.

        Cash inflows from financing activities were $0.5 million during fiscal 2008 compared with cash outflows from financing activities of $19.9 million for fiscal 2007 and cash inflows from financing activities of $12.5 million for fiscal 2006. During fiscal 2008, cash inflows of $1.4 million related to stock option exercises, purchases of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options were offset by $0.9 million in cash outflows related to payments on our capital lease and other financing obligations. The cash outflows in fiscal 2007 related to the purchase and retirement of our common stock of $25.0 million, partially offset by cash inflows of $5.2 million related to stock option exercises, purchases of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options. The cash inflows in fiscal 2006 were derived from activity related to stock option exercises and tax benefits related to the exercise of stock options.

        As a result of the foregoing, we had $93.0 million in working capital at January 31, 2009, compared with $115.8 million at February 2, 2008. Our current ratio was 1.51 at January 31, 2009, compared with 1.69 at February 2, 2008.

        Capital expenditures for the full year in fiscal 2009 are expected to be approximately $25.0 million, primarily associated with the premium retail store expansion, store-related expenditures and, to a lesser extent, investments in information technology and other corporate-related capital expenditures.

        The deterioration of the financial, credit and housing markets has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these concerns into our current business and have responded by implementing significant cost and capital savings initiatives. In addition, we have reduced our store growth plans for fiscal 2009 to no more than ten new retail stores, which will result in capital expenditures of approximately $25 million. We have also invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities. We have no borrowings outstanding under our prior or new credit facility and do not anticipate borrowing under our new credit facility during fiscal 2009. We believe cash flow from operations and current cash on hand will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Future Outlook

        We continue to operate and compete in increasingly challenging economic conditions. These conditions worsened in our third and fourth fiscal quarters with the deterioration of the financial, credit and housing markets which led to further decline in consumer confidence and the decreased availability of consumer credit. These conditions have carried into the first quarter of fiscal 2009 and continue to have a negative impact on our sales, gross margins and earnings. We believe the current conditions, in particular low retail store traffic levels, highly competitive retail selling environment and a shift in customer purchasing toward more value priced merchandise, will continue into fiscal 2009 and the foreseeable future.

        Given the current macroeconomic outlook, our main focus for the foreseeable future will continue to be preservation of our brand and core competencies, and the prudent management of our business, including controlling costs, managing our inventory levels and preserving cash. For this reason, we determined during the third quarter of fiscal 2008 to significantly decrease our store rollout plans for fiscal 2009. We continue to believe that our retail expansion will be the key driver for our long term growth. However, we intend to pursue a significantly scaled back store rollout program until such time as we experience a sustained improvement in economic conditions.

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

Sales Returns

        We recognize sales and the related cost of sales for our direct segment at the time the merchandise is expected to be delivered to our customer and for our retail segment at the point of sale with a customer in a store. We reduce our sales and costs of sales and establish an accrual for expected sales returns based on historical experience and future expectations.

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

	Balance at beginning of period	Additions charged to net income	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
February 3, 2007	$5,871	$103,747	$103,436	$(461)	$5,721
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177
January 31, 2009	$7,177	$106,044	$106,952	$(1,974)	$4,295

Inventory Valuation

        Our inventories consist of merchandise purchased for resale and are recorded at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. During fiscal 2008 and 2007 we have experienced declining gross margins due to an increase in the amount of inventory being sold with markdowns and promotional discounts. During fiscal 2007, we experienced significantly lower customer traffic than originally anticipated which resulted in an increase in slow moving and aged inventory. Fiscal 2007 included an approximate $7.3 million write-down of overstocked inventory that was liquidated through third parties. Though we currently believe our inventory write-down is adequate based upon current forecasts which consider current and future selling prices, actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations.

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

        We also grant restricted stock units and common stock which are less subjective in determining fair value as the fair value of these awards is based upon the fair market value of our common stock on the date of grant and not on an option-pricing model.

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

Impairment of Long-Lived Assets

        Long-lived assets, more specifically leasehold improvements and furniture and fixtures at our retail stores and day spas, are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, it is considered to be impaired and would be written down to its fair value. During the second quarter of fiscal 2008, management determined that our day spa concept needed to be evaluated for impairment. Consequently, we concluded that certain day spa locations were impaired and we recorded a charge of $1.5 million.

        The deterioration of the financial, credit, and housing markets have had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business resulting in us evaluating certain retail stores for impairment. Based on this evaluation we concluded that these retail stores were not impaired. Though we believe that no impairment of our long-lived assets exists as of January 31, 2009, if market conditions were to continue to deteriorate for an extended period of time, it is possible that we could record impairments of certain long-lived assets in the future.

Contingent Liabilities

        Contingent liabilities are accounted for in accordance with SFAS 5, Accounting for Contingencies. According to SFAS 5, an estimated loss from a loss contingency is charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated. If a probable loss cannot be reasonably estimated no accrual is recorded but disclosure of the contingency in the notes to the financial statements is required. Gain contingencies are not recorded until realized.

        We are involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. If the recognition criteria of SFAS 5 have been met, liabilities have been recorded. The assessment of the outcome of litigation can be very difficult to predict as it is subject to many factors, including those not within our control, and is highly dependent on individual facts and circumstances. Litigation is subject to highly complex legal processes and the final outcome of these matters could vary significantly from the amounts that have been recorded in the financial statements.

Recently Issued Accounting Standards

        See Note 2 to our consolidated financial statements.

Off-Balance Sheet Liabilities and Other Contractual Obligations

        We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

        The following tables summarize our minimum contractual commitments and commercial obligations as of January 31, 2009 (in thousands):

	Payments Due in Fiscal Year
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations
Operating leases(a)	$658,086	$77,809	$155,326	$137,985	$286,966
Contractual commitments(b)	145,755	145,755	—	—	—
Capital leases(c)	25,577	1,031	2,086	2,103	20,357
Other financing obligations(d)	3,617	1,808	1,809	—	—
Other long-term liabilities(e)(f)	9,984	962	1,652	1,144	6,226

Total	$843,019	$227,365	$160,873	$141,232	$313,549

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

b.
Contractual commitments include inventory purchase orders of $145.8 million. We expect to pay substantially all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory and the terms of payment with the vendor.

c.
The weighted average interest rate on the capital leases is approximately 7.9 percent. Payments represent the principal and accrued interest of $11.7 million and interest expense to be incurred of approximately $13.9 million.

d.
Payments on other financing obligations represent interest expense to be incurred of approximately $0.3 million and principal amounts due in the next twelve months of approximately $1.6 million which has been recorded as a current liability.

e.
Other long-term liabilities primarily include amounts on our January 31, 2009 consolidated balance sheet representing obligations under our supplemental executive retirement plan of $8.2 million, $1.0 million related to our employee retention compensation program, and asset retirement obligations under certain of our lease arrangements of $0.4 million. We expect payments of approximately $0.4 million during the next twelve months related to the supplemental executive retirement plan. The payments above relating to the $1.0 million retention program, of which $0.6 million will be paid during the next twelve months, do not include $0.8 million of additional compensation that is to be recognized over the employees' remaining service periods.

f.
We have excluded $137.2 million and $5.8 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded as deferred rents relate to operating leases which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

        Our only individually significant operating lease is for our distribution center and customer contact center located in Mineral Wells, West Virginia. During the third quarter of fiscal 2006, construction was completed on the 350,000 square-foot expansion to this distribution center, increasing the distribution center size from 610,000 square-feet to 960,000 square-feet. As a result, the distribution center operating lease was amended to include the expansion and extend the lease term from approximately 15 years to 20 years. Our remaining lease commitment as of January 31, 2009 is approximately $72.0 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, day spas and to various equipment and technology.

        Subsequent to January 31, 2009, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of March 27, 2009 our operating lease commitments increased by $1.6 million.

        As of January 31, 2009 we had $18.5 million in letters of credit issued, of which $16.1 million was issued under our prior credit facility with Wells Fargo Bank, N.A. related to inventory purchase commitments and $2.4 million under a separate letter of credit related to our distribution facility. Subsequent to January 31, 2009 the outstanding letters of credit under our prior credit facility were transferred to our new credit facility with Wells Fargo Retail Finance, LLC.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We have been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended January 31, 2009, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

        We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boise, Idaho
March 30, 2009

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	January 31, 2009	February 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,230	$62,479
Receivables	15,991	28,520
Inventories	135,376	139,993
Prepaid and other	11,086	17,246
Income taxes recoverable	14,895	14,265
Prepaid and deferred marketing costs	5,361	13,662
Deferred income taxes	9,792	8,073

Total current assets	273,731	284,238
Property and equipment, net	337,766	328,991
Deferred income taxes	14,147	7,680
Restricted cash	1,776	2,664
Other	1,207	686

Total assets	$628,627	$624,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,355	$75,936
Accrued liabilities	82,469	87,300
Current deferred marketing fees and revenue sharing	4,918	5,252

Total current liabilities	180,742	168,488
Deferred rents	137,216	122,819
Capital lease and other financing obligations	13,316	14,467
Supplemental Employee Retirement Plan	7,807	8,041
Deferred marketing fees and revenue sharing	5,823	7,064
Other	1,227	1,517

Total liabilities	346,131	322,396

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,264,527 and 90,796,551 shares issued, respectively	913	908
Additional paid-in capital	115,921	110,010
Accumulated other comprehensive loss	(1,334)	(2,014)
Retained earnings	166,996	192,959

Total stockholders' equity	282,496	301,863

Total liabilities and stockholders' equity	$628,627	$624,259

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$1,024,221	$1,151,472	$1,054,611
Cost of sales	673,661	701,289	583,604

Gross profit	350,560	450,183	471,007
Selling, general and administrative expenses	395,320	460,232	387,112
Loss on asset impairments	1,452	620	—

Income (Loss) from operations	(46,212)	(10,669)	83,895
Interest, net, and other	1,508	6,793	7,672

Income (Loss) before income taxes	(44,704)	(3,876)	91,567
Income tax provision (benefit)	(18,741)	(1,388)	36,195

Net income (loss)	$(25,963)	$(2,488)	$55,372

Net income (loss) per share—Basic	$(0.29)	$(0.03)	$0.60

Weighted average shares outstanding—Basic	91,037	92,801	92,616
Net income (loss) per share—Diluted	$(0.29)	$(0.03)	$0.59

Weighted average shares outstanding—Diluted	91,037	92,801	94,485

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Par Value					Total
Balance at January 28, 2006	92,021	920	108,316	(914)	—	140,075	248,397

Net income	—	—	—	—	—	55,372	55,372
Net proceeds from exercise of stock options	1,097	11	3,113	—	—	—	3,124
Excess tax benefit from exercise of stock options	—	—	9,664	—	—	—	9,664
Issuance of shares under the employee stock purchase plan	16	—	371	—	—	—	371
Elimination of deferred compensation on adoption of SFAS 123R	—	—	(914)	914	—	—	—
Stock-based compensation	34	1	3,752	—	—	—	3,753
Adjustment to initially apply SFAS 158, net of tax benefit of $2.1 million	—	—	—	—	(3,225)	—	(3,225)

Balance at February 3, 2007	93,168	932	124,302	—	(3,225)	195,447	317,456

Net loss	—	—	—	—	—	(2,488)	(2,488)
Supplemental employee retirement plan liability adjustment, net of tax expense of $0.8 million	—	—	—	—	1,211	—	1,211

Comprehensive loss							(1,277)

Net proceeds from exercise of stock options	444	5	1,722	—	—	—	1,727
Excess tax benefit from exercise of stock options	—	—	2,523	—	—	—	2,523
Issuance of shares under the employee stock purchase plan	106	1	1,238	—	—	—	1,239
Stock-based compensation	44	—	5,241	—	—	—	5,241
Purchase and retirement of treasury stock	(2,965)	(30)	(25,016)	—	—	—	(25,046)

Balance at February 2, 2008	90,797	$908	$110,010	$—	$(2,014)	$192,959	$301,863

Net loss	—	—	—	—	—	(25,963)	(25,963)
Supplemental employee retirement plan liability adjustment, net of tax expense of $0.4 million	—	—	—	—	680	—	680

Comprehensive loss							(25,283)

Net proceeds from exercise of stock options	194	2	568	—	—	—	570
Excess tax benefit from exercise of stock options and other additional paid-in capital adjustments	—	—	(342)	—	—	—	(342)
Issuance of shares under the employee stock purchase plan	216	2	907	—	—	—	909
Stock-based compensation	58	1	4,778	—	—	—	4,779

Balance at January 31, 2009	91,265	$913	$115,921	$—	$(1,334)	$166,996	$282,496

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(25,963)	$(2,488)	$55,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,811	52,453	38,860
Stock-based compensation expense	4,779	5,241	3,753
Supplemental Employee Retirement Plan expense	1,293	3,475	1,444
Deferred income taxes	(8,930)	(8,457)	(1,585)
Excess tax benefit from exercises of stock options	(82)	(2,264)	(8,958)
Net loss on asset dispositions	405	1,126	843
Loss on asset impairments	1,452	620	—
Other	318	23	14
Net change in current assets and liabilities:
Receivables	12,529	(6,382)	6,676
Inventories	4,617	(13,040)	(40,644)
Prepaid and other and income taxes recoverable	6,199	(17,355)	(4,419)
Prepaid and deferred marketing costs	8,301	(4,411)	1,187
Accounts payable	23,126	(11,506)	8,552
Accrued liabilities	(7,472)	20,635	11,262
Income taxes payable	—	932	(122)
Change in deferred marketing fees and revenue sharing	(1,575)	(1,840)	5,616
Change in deferred rents	16,353	34,932	33,741
Other changes in non-current assets and liabilities	(1,628)	665	(1,006)

Net cash provided by operating activities	95,533	52,359	110,586

INVESTING ACTIVITIES:
Purchase of property and equipment	(81,215)	(121,263)	(106,215)
Proceeds from asset dispositions	3,086	1,673	—
Change in restricted cash	888	888	—

Net cash used in investing activities	(77,241)	(118,702)	(106,215)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	1,318	2,966	3,495
Excess tax benefit from exercises of stock options	82	2,264	8,958
Payments on capital lease and other financing obligations	(941)	(42)	—
Purchase and retirement of treasury stock	—	(25,046)	—

Net cash provided by (used in) financing activities	459	(19,858)	12,453

Net increase (decrease) in cash and cash equivalents	18,751	(86,201)	16,824
Cash and cash equivalents, beginning	62,479	148,680	131,856

Cash and cash equivalents, ending	$81,230	$62,479	$148,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases not yet paid	$1,938	$7,644	$5,750
Financing of software license and other assets	541	3,635	—
Reclassification of restricted cash from long-term assets to current assets	888	888	901
Capital leases	—	10,778	1,000
SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest (net of amount capitalized)	$634	$683	$75
Cash paid (refunded) for income taxes	(9,310)	20,399	38,037

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

  Fiscal Periods

        References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. This current fiscal year ended January 31, 2009 (fiscal 2008) and the fiscal year ended February 2, 2008 (fiscal 2007) both consisted of 52 weeks, while the fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks.

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

	Fiscal 2008	Fiscal 2007
Net loss	$(25,963)	$(2,488)
Amortization of unrecognized prior service cost	494	590
Unrecognized net actuarial gain (loss)	621	(363)
Effect of curtailments	—	1,758
Tax effect	(435)	(774)

Total comprehensive loss	$(25,283)	$(1,277)

        There were no differences between comprehensive income and net income for the fiscal year ended February 3, 2007. On February 3, 2007 we adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), and as a result, we recorded a charge of $3.2 million to accumulated other comprehensive loss, net of the related tax benefit, relating to our Supplemental Executive Retirement Plan.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, stock-based compensation, contingencies, asset impairment, and our inventory obsolescence calculations. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.

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

        The allowance for sales returns (included in accrued liabilities) was as follows (in thousands):

	Balance at beginning of period	Additions charged to net income	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
February 3, 2007	$5,871	$103,747	$103,436	$(461)	$5,721
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177
January 31, 2009	$7,177	$106,044	$106,952	$(1,974)	$4,295

        Gift certificates and cards.    Our policy regarding gift certificates and gift cards is to record revenue as certificates and cards are redeemed for merchandise or when the probability of redemption is remote. We also release gift certificates and gift cards to the appropriate government agency under applicable unclaimed property laws. Prior to these events, amounts received from the sale of gift certificates and gift cards are recorded as a liability. Income on unredeemed gift cards and gift certificates was immaterial in fiscal 2008, fiscal 2007 and fiscal 2006.

        Co-branded credit card.    During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program (which we modified during the second quarter of fiscal 2007), we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. The initial up-front marketing fee is deferred and recognized into revenue over the estimated customer relationship period. We are also eligible to receive an annual revenue sharing payment if certain profitability measures of the program are met. The revenue sharing payment we receive annually, if any, is deferred and recognized into revenue over the expected life of the co-branded credit card program. In addition, we receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise. The

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

sales royalty is deferred and subsequently recognized as revenue over the redemption period of the reward coupons, adjusted for that portion of awards that we estimate will not be redeemed by customers ("breakage"). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns.

        To encourage customers to apply for and activate the co-branded credit card we provide a discount to customers on their first Coldwater Creek purchase made with the co-branded credit card. These discounts are netted against the sales price of the related merchandise. In addition to marketing sales discounts we also incur the cost of printing and mailing customized catalogs to customers who have been pre-approved by the credit card issuer to receive a credit card offer. These costs are expensed as incurred as selling, general and administrative expenses. Approximately 46,000, 104,000 and 177,000 cards were activated in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

        Onecreek.    In September of fiscal 2007, we introduced onecreek, a customer loyalty program which entitled enrolled customers who maintained an annual minimum level of spending to earn awards in the form of future discounts that could be redeemed towards a future purchase of merchandise.

        For awards that were earned on individual purchases, we concluded that they represented significant incremental discounts and, as a result, we allocated the consideration received from the customer between the goods purchased and the award earned based on their relative fair values. The consideration allocated to the award was recorded as deferred revenue and subsequently recognized as revenue over the redemption period, adjusted for breakage. We recognize the breakage for unredeemed awards in proportion to the actual awards that were redeemed by customers. We determined our breakage rate based upon company specific historical redemption patterns. In July of 2008, we changed the program such that we no longer provide awards based on the customer maintaining a minimum level of spend and making individual purchases. Consequently, we no longer defer revenue under the onecreek program. The deferred revenue related to the program was approximately $1.2 million as of February 2, 2008. As a result of the changes in the program, no revenue was deferred as of January 31, 2009.

        In addition, under the onecreek program, enrolled onecreek customers who maintained their annual minimum spending level also earned a yearly "birthday award". We determined that this award did not represent a significant incremental discount and as a result accounted for it using the incremental cost approach. Under this approach we accrued a liability for the cost of the award over the time period that the customer earned the award. This liability is reduced for that portion of the rewards that we estimate, based on our own historical experience, will not be redeemed by customers. In July of 2008, we changed the program such that birthday coupons are no longer provided based on the customer maintaining a minimum level of spend. Therefore, we no longer accrue for birthday coupons. The accrued liability related to the birthday gift coupons was not material for all periods presented.

  Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt instruments with an original maturity date of three months or less at the date of purchase. As of January 31, 2009, these instruments consist mainly of direct investments in U.S. Treasury Bills and money market funds that invest entirely in U.S. Treasury

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Securities. We maintain a substantial portion of our cash and cash equivalents with a well-known and stable financial institution. However, we have significant amounts of cash and cash equivalents at this financial institution that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, given the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

        As of January 31, 2009, we held $20.0 million in U.S. Treasury Bills which are classified as cash equivalents, categorized as held-to-maturity and measured at amortized cost in the statement of financial position. The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income. As of January 31, 2009, the net carrying amount, which approximates fair value, was approximately $20.0 million. We held no U.S. Treasury Bills as of February 2, 2008.

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

        The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities;

  •
  Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

  •
  Level 3—Inputs that are unobservable.

        As of January 31, 2009, we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$55,054	$—	$—

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Inventories

        Inventories primarily consist of merchandise purchased for resale. Inventory in our distribution center is stated at the lower of first-in, first-out cost or market. Inventory in our premium retail stores, outlet stores and day spas is stated at the lower of weighted average cost or market.

  Advertising Costs

        Direct response advertising includes catalogs and national magazine advertisements which contain an identifying code that allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized as expense to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. We review the carrying amounts of deferred marketing costs for recoverability on a quarterly basis. Direct response advertising expense was $57.3 million, $107.8 million and $96.8 million for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

        Advertising costs other than direct response advertising include commissions associated with our participation in a web-based affiliate program, store promotional and signage expenses and television advertising. Production costs related to television commercials are expensed when the commercials are first aired, while other advertising costs are expensed as incurred or when the particular store promotion begins. Non-direct response advertising costs of $22.9 million, $26.3 million and $16.7 million for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively, are included in selling, general and administrative expenses.

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

        Depreciation and amortization expense is computed using the straight-line method. The estimated useful lives for buildings and land improvements are 15 to 30 years. The estimated useful lives for furniture and fixtures, technology hardware and internal use software and machinery and equipment are three to 12 years. Leasehold improvements are amortized over the contractual lives of the underlying operating leases or the estimated useful lives of the improvements, currently three to 20 years, whichever is less.

  Impairment of Long-Lived Assets

        Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

        We introduced the day spa concept on a limited basis resulting in the opening of six day spas in fiscal 2006 and three day spas in fiscal 2007. As of August 2, 2008, the first day spa we opened had been operating for approximately 28 months while the last day spa had been operating for approximately nine months, for an average opening period of approximately 21 months for all nine day spas. Management determined in the second quarter of fiscal 2008 that the day spa concept had been operating for a sufficient amount of time to perform a detailed impairment evaluation, given that the concept continued to incur operating and cash flow losses. Consequently, we determined that the leasehold improvements, equipment, and furniture and fixtures at certain day spa locations were impaired and recorded a charge of $1.5 million. During fiscal 2007, we recorded impairment charges of $0.6 million related to long-lived assets at certain premium retail stores. No impairments were recorded during fiscal 2006. We used the expected present value model, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate were used to estimate fair value.

        The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices, labor and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions and competitive conditions in the industry.

  Internal-Use Software Costs

        Pursuant to the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. As of January 31, 2009 and February 2, 2008, internal-use software capitalized within property and equipment, net of accumulated amortization, was $29.6 million and $27.0 million, respectively. Amortization of internal-use software was $6.1 million, $5.0 million, and $3.0 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

  Restricted Cash

        In connection with the lease of our distribution center we entered into $4.0 million standby letter of credit during fiscal 2005, which required $4.4 million in cash collateral. This restricted cash was initially recorded as a non-current asset in our consolidated balance sheet. The principal amount of the letter of credit and the related restricted cash amount reduce at a rate of 20 percent per year over five years commencing January 1, 2008. As of January 31, 2009 we had approximately $2.7 million in restricted cash recorded between current and non-current assets related to the $2.4 million remaining letter of credit.

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

        Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $29.8 million and $23.5 million at January 31, 2009 and February 2, 2008, respectively.

        Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as "tenant allowances". When we take possession of a store we record the amount to be remitted by the landlord as a tenant allowance receivable. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $126.5 million and $116.4 million existed at January 31, 2009 and February 2, 2008, respectively.

  Asset Retirement Obligations

        We account for asset retirement obligations in accordance with Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). We record an asset retirement obligation related to certain store leases that obligate us to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal. The obligation as of January 31, 2009 and February 2, 2008, was approximately $0.4 million and $0.5 million, respectively.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) on February 4, 2007. Upon the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits. As of February 4, 2007, we had a liability of $0.6 million plus accrued interest of $0.2 million for tax positions taken on previously filed returns. We have filed amended federal and state income tax returns to resolve substantially all of the positions, resulting in an immaterial liability as of January 31, 2009.

        We file income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. We are no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2005 and are not currently under examination by the IRS. With limited exceptions, we are no longer subject to state or local examinations for our fiscal years prior to fiscal 2002. Currently several state examinations are in progress, however we do not anticipate any adjustments that would result in a material impact to our financial position, results of operations and cash flows. Income tax returns filed in foreign jurisdictions are immaterial to our financial position, results of operations and cash flows.

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during fiscal 2007, fiscal 2006 and fiscal 2005. The amount of interest recognized during these same periods was not material. There was an immaterial amount of accrued interest recorded at January 31, 2009 and February 2, 2008.

  Contingent Liabilities

        Contingent liabilities are accounted for in accordance with SFAS 5, Accounting for Contingencies. According to SFAS 5, an estimated loss from a loss contingency is charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated. If a probable loss cannot be reasonably estimated no accrual is recorded but disclosure of the contingency in the notes to the financial statements is required. Gain contingencies are not recorded until realized. Legal costs related to the loss contingencies are expensed as incurred.

  Cost of Sales and Selling, General and Administrative Expenses

        Cost of sales primarily consist of merchandise acquisition costs, including related buying and freight-in costs, as well as warehousing and distribution costs, shipping and handling costs, returned merchandise processing costs, premium retail, outlet store and day spa occupancy costs and day spa service labor. Selling, general and administrative expenses primarily consist of selling expenses, marketing expenses, including amortization of deferred marketing costs, and general and administrative expenses.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which establishes accounting for share-based awards for employee services. SFAS 123R requires companies to expense the estimated fair value of these awards over the requisite employee service period. Compensation cost is recognized on a straight-line basis over the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

requisite employee service period, which is generally the vesting period, and is included in selling, general and administrative expenses.

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

        We account for our SERP using an actuarial model as required by SFAS No. 87, Employers' Accounting for Pensions. Effective February 3, 2007, we adopted SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) which requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 requires actuarial gains and losses, prior service costs, and any remaining transition assets or obligations that have not yet been recognized under previous accounting standards to be recognized as a component of accumulated other comprehensive income (loss), net of tax, until they are amortized as a component of net periodic pension cost. Subsequent to the initial recognition of the funded status of the benefit plans, any changes to the funded status are recognized through accumulated other comprehensive income (loss) and then amortized as a component of net periodic pension cost. We currently use our fiscal year end as our measurement date.

        The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended February 3, 2007 and it did not affect our operating results in fiscal 2008 and 2007.

  Store Pre-Opening Costs

        We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $2.6 million, $8.2 million and $8.2 million during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
List rental income	$1,190	$1,768	$2,216
List rental (expense)	(169)	(357)	(611)

Net list rental income	$1,021	$1,411	$1,605

  Interest, net, and other

        Interest, net, and other consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Interest (expense), including financing fees	$(747)	$(742)	$(214)
Interest income	1,250	6,541	7,304
Other income	1,892	2,089	1,484
Other (expense)	(887)	(1,095)	(902)

Interest, net and other	$1,508	$6,793	$7,672

        The amounts of capitalized interest have not been material for all periods presented.

  Accounting for Vendor Allowances

        We account for allowances received from merchandise vendors as an adjustment to the prices of the vendor's products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. The terms of the vendor allowance arrangements are generally one year in length and settle semi-annually. Cost of sales includes allowances from merchandise vendors of $7.2 million, $9.4 million and $8.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

  Self-Insurance

        During fiscal 2006, we transitioned to a self-insurance plan for health and welfare benefits and provide an accrual to cover our obligation. The accrual for our self-insurance liability, as determined by management, is based on claims filed and an estimate of claims incurred but not yet reported, and is not discounted. Management considers a number of factors, including historical claims information, when determining the amount of the accrual. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. Costs related to the administration of the plan and related claims are expensed as incurred.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, ("FSP") No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2 Partial Deferral of the Effective Date of Statement 157, (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. We do not expect the initial adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 to have a material impact on our financial position, results of operations or cash flows.

        On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

        In June 2008, FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP-EITF No. 03-6-1"). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of our earnings per share.

3. Receivables

        Receivables consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Tenant improvement allowances	$7,972	$18,483
Trade	4,518	5,637
Other	3,501	4,400

	$15,991	$28,520

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Receivables (Continued)

        We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At January 31, 2009 and February 2, 2008 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

        Property and equipment, net, consists of the following (in thousands):

	January 31, 2009	February 2, 2008
Land	$242	$242
Building and land improvements and capital leases(a)	40,861	41,074
Leasehold improvements	270,456	222,509
Furniture and fixtures	113,648	108,145
Technology hardware and software	77,598	69,281
Machinery and equipment and other	37,493	38,275
Construction in progress(b)	26,300	18,525

	566,598	498,051
Less—Accumulated depreciation and amortization	(228,832)	(169,060)

	$337,766	$328,991

    (a)
    Building and land improvements include capital leases of real estate of approximately $11.5 million as of January 31, 2009 and February 2, 2008, respectively.

    (b)
    Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores and the construction of a new office building (see Note 14), as well as internal-use software under development.

5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Accrued payroll and benefits	$17,538	$19,151
Gift cards and coupon rewards	32,491	34,004
Current portion of deferred rents	19,035	17,079
Accrued sales returns	4,295	7,177
Accrued taxes	4,424	5,762
Other	4,686	4,127

	$82,469	$87,300

        Accrued payroll and benefits included $2.4 million of accrued severance payments as of January 31, 2009, of which $0.9 million has been paid as of March 27, 2009.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Revolving Line of Credit and Other Financing Obligations

Revolving Line of Credit

        On February 13, 2009, we entered into a new Credit Agreement (the "Agreement") with Wells Fargo Retail Finance, LLC which is collateralized by substantially all of our assets. This credit facility replaces our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. pursuant to the Amended and Restated Credit Agreement dated February 13, 2007, as amended on April 16, 2008 and January 29, 2009 (the "Prior Agreement"). The Agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. We did not incur any material early termination penalties in connection with the termination of the Prior Agreement.

        Borrowings under the Agreement will generally accrue interest at a margin ranging from 2.25% to 2.75% (determined according to the average unused availability under the credit facility) over a reference rate of, at the Company's election, either LIBOR or a base rate as defined in the Agreement. Letters of credit under the credit facility accrue fees at a rate equal to interest margin that is in effect from time to time. Commitment fees accrue at a rate of 0.50%, which is assessed on the average unused portion of the credit facility maximum amount.

        The Agreement has financial covenants that are limited to capital expenditures, minimum inventory book value and maximum facility usage as a percentage of the borrowing base value. The Agreement also contains various restrictive covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.

        The Agreement generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lender, the obligations under the Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

        The Prior Agreement provided for an unsecured revolving line of credit of up to $60.0 million and allowed us to issue up to $60.0 million in letters of credit. The interest rate under the Prior Agreement was based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the credit agreement), or the lender's prime rate. The Prior Agreement also contained customary financial and negative covenants and imposed unused commitment fees based on a varying percentage of the amount of the total facility that was not drawn down under the Prior Agreement on a quarterly basis.

        As of January 31, 2009 and February 2, 2008 we had no borrowings outstanding under the Prior Agreement and $16.1 million and $28.3 million in commercial letters of credit issued, respectively.

Other Financing Obligation

        During fiscal 2007 we entered into a financing agreement for the purchase of software licenses and related maintenance in the amount of approximately $3.6 million. In December 2008, we financed an additional $0.5 million of related software maintenance. The amount outstanding related to these

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Revolving Line of Credit and Other Financing Obligations (Continued)

financing arrangements was $3.3 million and $3.6 million as of January 31, 2009 and February 2, 2008, respectively. The financing arrangements mature in December of 2010 and stipulate total quarterly payments of approximately $0.5 million at an imputed interest rate of 7.75%.

7. Income Taxes

        Our income tax expense/(benefit) consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Current income tax expense/(benefit):
Federal	$(11,531)	$5,655	$33,556
State	1,687	1,281	6,287
Foreign	33	133	—
Deferred income tax (benefit):
Federal	(7,031)	(6,605)	(3,072)
State	(1,856)	(1,852)	(576)
Foreign	(43)	—	—

	$(18,741)	$(1,388)	$36,195

        Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Statutory income tax provision (benefit)	$(15,646)	$(1,356)	$32,048
State income taxes, net of federal benefit	(1,123)	(909)	3,731
Non-deductible stock option expense, net of disqualifying dispositions	483	454	353
Provision adjustments	(2,459)	325	70
Foreign activity	(14)	(98)	—
Other permanent differences	18	196	(7)

	$(18,741)	$(1,388)	$36,195

        Our income tax benefit for fiscal year 2008 includes an out-of-period adjustment related to the correction of errors in the calculation of previous year's income taxes. This adjustment increased our tax benefit by approximately $2.5 million in fiscal year 2008. This adjustment was primarily related to stock options in addition to fixed asset basis differences that accumulated over several previous years. Management has determined that these errors were not material to any previously reported interim or annual period and the resulting correction was not material to fiscal year 2008.

        We received tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012 and subject to annual limitations, are recognized in the year in which they are available to reduce taxable income. We utilized none, $0.05 million, and

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

$0.4 million of these investment tax credits to offset our West Virginia income tax liability during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Idaho tax credits are available through 2019 and subject to annual limitations. We utilized none, $0.1 million and $0.5 million of the Idaho tax credits to offset our Idaho state income tax liability during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We have accumulated $0.4 million and $0.3 million of Idaho and West Virginia tax credits, respectively, as of January 31, 2009 that are carried over to utilize in subsequent years.

        We generated state net operating losses in various states during fiscal 2008 which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The total state net operating loss generated during fiscal 2008 is $1.6 million. The state net operating losses are carried forward and available to reduce taxable income in the various states through fiscal 2013 to fiscal 2028, depending upon the state.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 31, 2009		February 2, 2008
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued sales returns	$1,456	$—	$2,540	$—
Accrued employee benefits	1,668	1,931	1,419	1,991
Supplemental employee retirement plan	—	3,216	—	3,349
Tenant improvements	6,656	42,851	6,158	39,742
Deferred rents	712	10,916	509	8,756
Credit card revenue	1,924	3,863	2,069	3,838
Inventory	—	—	2,156	—
State credit carryover	—	820	—	764
State net operating loss carryover	—	1,579	—	106
Other	112	580	—	—

Subtotal	12,528	65,756	14,851	58,546

Valuation Allowance	—	(19)	—	—

Total deferred tax assets	12,528	65,737	14,851	58,546

Deferred tax liabilities:
Inventory	(1,131)	—	—	—
Prepaid and deferred marketing costs	(1,605)	—	(6,137)	—
Tax basis depreciation	—	(51,590)	—	(50,866)
Other	—	—	(641)	—

Total deferred tax liabilities	(2,736)	(51,590)	(6,778)	(50,866)

Net deferred tax assets	$9,792	$14,147	$8,073	$7,680

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences.

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

        In October 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12-month period. During the fiscal year ended February 2, 2008, we repurchased and retired 2,965,790 shares of our common stock at an average market price of $8.42 per share. All shares repurchased were executed in the open market and no shares were repurchased from related parties. No shares were repurchased during the fiscal year ended January 31, 2009.

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

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net income (loss)	$(25,963)	$(2,488)	$55,372

Weighted average common shares outstanding during the period (for basic calculation)	91,037	92,801	92,616
Dilutive effect of other potential common shares	—	—	1,869

Weighted average common shares and potential common shares (for diluted calculation)	91,037	92,801	94,485

Net income (loss) per common share—Basic	$(0.29)	$(0.03)	$0.60

Net income (loss) per common share—Diluted	$(0.29)	$(0.03)	$0.59

        The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 3.1 million, 2.1 million and 0.3 million shares of common stock in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation

        Our Amended and Restated Stock Option/Stock Issuance Plan (the "Plan") was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for share-based compensation for officers and key employees, non-employee directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"), but did not affect awards granted under that plan, some of which remain outstanding.

        Eligible individuals may, at the discretion of the Compensation Committee of the Board of Directors, be granted stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of January 31, 2009, approximately 2.2 million shares of common stock remain available for future grants under the Plan. The Plan will terminate on March 25, 2015, subject to earlier termination by the Board of Directors.

        We also issue common stock to employees under our Customer Service Recognition Program. We issued 39,625 and 34,089 shares under this program in fiscal years 2007 and 2006 for total compensation expense of $0.6 million and $0.9 million, respectively. We did not issue any shares of common stock under this program in fiscal 2008. Total stock-based compensation recognized from stock options, restricted stock units and common stock issued to employees under our Customer Service Recognition Program during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was as follows (in thousands):

	January 31, 2009	February 2, 2008	February 3, 2007
Stock Options	$2,980	$3,010	$1,946
RSUs	1,799	1,638	950
Customer Service Recognition Program	—	593	857

Total	$4,779	$5,241	$3,753

        The related tax benefit for fiscal years 2008, 2007 and 2006 was approximately $1.4 million, $1.3 million and $0.7 million, respectively. Stock-based compensation capitalized into inventory and fixed assets for fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was not material.

        As of January 31, 2009, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $9.0 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for fiscal years 2008, 2007 and 2006:

	Fiscal Year Ended January 31, 2009
	Board Members and Officers	All Other Employees
Risk free interest rate(a)	3.8%	2.7%
Expected volatility(b)	67.2%	72.1%
Expected life (in years)(c)	5.8	4.5
Expected dividends(d)	None	None
Weighted average fair value per option granted	$3.75	$2.50

	Fiscal Year Ended February 2, 2008
	Board Members and Officers	All Other Employees
Risk free interest rate(a)	4.8%	4.6%
Expected volatility(b)	55.8%	55.3%
Expected life (in years)(c)	5.6	5.8
Expected dividends(d)	None	None
Weighted average fair value per option granted	$11.5	$10.1

	Fiscal Year Ended February 3, 2007
	Board Members and Officers	All Other Employees
Risk free interest rate(a)	4.6%	4.5%
Expected volatility(b)	52.0%	55.7%
Expected life (in years)(c)	4.8	5.0
Expected dividends(d)	None	None
Weighted average fair value per option granted	$12.4	$13.5

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

        As of January 31, 2009, options granted to employees to purchase 2,936,652 shares of Coldwater Creek common stock and options granted to employee directors to purchase 424,081 shares of Coldwater Creek common stock remained outstanding.

        The following table summarizes the activity for outstanding stock options for fiscal 2008:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding, February 2, 2008	2,670,337	$10.51
Granted	1,144,700	5.18
Exercised	(194,158)	2.45
Forfeited/Expired	(260,146)	12.76

Outstanding, January 31, 2009	3,360,733	$8.96	5.2	$388

Vested and expected to vest, January 31, 2009	3,166,364	$8.62	5.0	$528

Exercisable, January 31, 2009	1,725,245	$7.92	3.9	$383

        During the fiscal years ended 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $0.6 million, $7.6 million and $26.6 million, respectively.

  RSU Awards

        Employees and non-employee directors have been granted 498,376 RSUs under the Plan which remained outstanding at January 31, 2009. The compensation expense related to RSUs is determined based on the fair market value stock price on grant date and is being amortized over the requisite service period, which is generally the vesting period. RSUs generally vest over a one- or three-year period from date of grant.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes the activity for unvested RSUs for fiscal 2008:

	Number of Shares	Weighted Average Grant Date Fair Market Value
Unvested, February 2, 2008	290,900	$20.75
Granted	315,826	5.54
Vested	(85,350)	5.97
Forfeited	(23,000)	20.04

Unvested, January 31, 2009	498,376	$14.06

        During the fiscal years ended 2008, 2007 and 2006, the total fair market value of RSUs vested was approximately $0.5 million, $0.1 million and $0.2 million, respectively.

11. Employee Stock Purchase Plan

        During the third quarter of fiscal 2006 employees began participating in the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (ESPP) which was adopted by the Board or Directors in March 2006 and approved by our shareholders in June 2006. Through participation in the ESPP employees can purchase Coldwater Creek common stock at a five percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1,800,000. The shares that are available for purchase may be unissued authorized shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan under the provisions of SFAS 123R, therefore no compensation expense related to the ESPP has been recognized in the consolidated financial statements. Our employees purchased approximately 215,000, 106,000 and 16,000 shares during fiscal years 2008, 2007 and 2006 at an average share price of $4.21, $11.68 and $23.29, respectively.

12. Defined Contribution Plan

        We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. We match a certain percentage of the employee's overall contribution, which we discontinued for an undetermined period of time, effective February 1, 2009. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. In fiscal 2006, we amended our plan to permit eligible employees to designate a portion of their contributions as "Roth Contributions." We recognized contribution expense of $4.2 million, $3.8 million, and $2.8 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan

        Changes in the accrued benefit cost, projected benefit obligation and funded status of the SERP during fiscal 2008 and fiscal 2007 are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Change in accrued benefit cost:
Accrued benefit cost at beginning of period	$(5,234)	$(1,759)
Net periodic benefit cost	(1,293)	(1,295)
Benefits paid	510	—
Net curtailment loss	—	(2,180)

Accrued benefit cost at end of period	$(6,017)	$(5,234)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$8,536	$7,046
Service cost	302	279
Interest cost	497	426
Net actuarial (gain) loss	(621)	99
Benefits paid	(510)	—
Effect of curtailments	—	686

Projected benefit obligation at end of period	$8,204	$8,536

Amount recorded in current liabilities	$397	$495

Amount recorded in long-term liabilities	$7,807	$8,041

Funded status:
Unrecognized prior service cost	$(2,445)	$(2,939)
Unrecognized net actuarial gain (loss)	258	(363)
Accrued benefit cost	(6,017)	(5,234)

Funded status	$(8,204)	$(8,536)

        The table below summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the SERP (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Projected benefit obligation	$8,204	$8,536
Accumulated benefit obligation	$7,821	$7,873
Fair value of plan assets	$—	$—

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

        The components of net periodic benefit cost are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Service expense	$302	$279	$343
Interest expense	497	426	372
Amortization of:
Prior service cost	494	590	691
Actuarial loss	—	—	38
Net curtailment loss	—	2,180	—

Net periodic benefit cost	$1,293	$3,475	$1,444

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

        We expect to amortize an additional $0.5 million in unrecognized prior service cost and no unrecognized actuarial gain during fiscal 2009.

        Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The following assumptions were utilized in calculating the SERP projected benefit obligation and net periodic benefit cost.

	Benefit Obligation		Net Periodic Benefit Cost
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007	Fiscal 2006
Discount rate	6.50%	6.00%	6.00%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%

        The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long term indices and the duration of the SERP relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the SERP obligation is decreased or increased, accordingly.

        As the SERP is an unfunded plan, we were not required to make any contributions during the fiscal years ended 2008 and 2007. We did make benefit payments of $0.5 million, funded by operating cash flows, during fiscal 2008. No benefit payments were made during fiscal 2007.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

        The following table summarizes the expected future benefit payments (in thousands):

Fiscal 2009	$408
Fiscal 2010	408
Fiscal 2011	586
Fiscal 2012	572
Fiscal 2013	572
Fiscal Years 2014-2018	2,859

14. Commitments

Leases

        During fiscal 2008, fiscal 2007 and fiscal 2006, we incurred aggregate rent expense under operating leases of $73.9 million, $64.4 million and $49.9 million, including an immaterial amount of contingent rent expense for each period and $1.1 million, $3.8 million and $2.3 million, respectively, of rent expense classified as store pre-opening costs.

        As of January 31, 2009 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2009	$77,809	$1,031
Fiscal 2010	78,325	1,053
Fiscal 2011	77,001	1,033
Fiscal 2012	70,603	1,039
Fiscal 2013	67,382	1,064
Thereafter	286,966	20,357

Total	$658,086	$25,577

Less—weighted average interest of 7.9% on capital leases		13,857

Total principal payable and accrued interest of $48 on capital leases		$11,720

        Subsequent to January 31, 2009, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of March 27, 2009 our lease commitments increased by $1.6 million.

        We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During fiscal 2007, the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments (Continued)

amount capitalized as of the lease commencement date was $10.5 million. As it relates to the construction of the new building and extension to the existing building, we will record all related construction costs on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. Under the terms of the lease, the landlord agreed to reimburse us for approximately $7.0 million in construction costs once we incurred $7.0 million in qualifying costs. During the first half of fiscal 2008 we temporarily suspended construction on the new building. As a result of suspending construction, the landlord is disputing its obligation to reimburse these costs. We have entered into arbitration with the landlord. We do not believe that the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

Other

        We had inventory purchase commitments of approximately $145.8 million and $150.7 million at January 31, 2009 and February 2, 2008, respectively. As of January 31, 2009 and February 2, 2008 we had $2.4 million and $3.2 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

15. Contingencies

Legal Proceedings

        We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether or not we will ultimately be successful. However based on management's evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

        On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. ("Brighton") filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a federal jury found that we violated the trade dress claim and one copyright held by Brighton. The jury rejected Brighton's claim for punitive damages. On January 28, 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys' fees. Various post-trial motions have been filed and currently pending before the court is our motion for a new trial and a motion for renewed judgment as a matter of law. If we do not prevail in these motions, we intend to appeal the judgment as we believe there are legitimate grounds to overturn the judgment. In the interim, the court entered a temporary stay of execution conditioned on us posting a $3.3 million bond which has been posted. We currently have insurance coverage and have been provided defense by our insurance carrier. The amount of damages currently awarded plus attorneys' fees and bond expenses are estimated to be within the insurance coverage limits.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Contingencies (Continued)

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

16. Co-Brand Credit Card Program

Deferred marketing fees and revenue sharing

        The following table summarizes the deferred marketing fee and revenue sharing activity for fiscal 2008 and fiscal 2007 (in thousands).

	Fiscal 2008	Fiscal 2007
Deferred marketing fees and revenue sharing—beginning of period	$12,316	$14,156
Marketing fees received	2,240	5,859
Revenue sharing received	2,946	—
Marketing fees recognized to revenue	(5,959)	(7,699)
Revenue sharing recognized to revenue	(802)	—

Deferred marketing fees and revenue sharing—end of period	$10,741	$12,316

Less—Current deferred marketing fees and revenue sharing	4,918	5,252

Long-term deferred marketing fees and revenue sharing	$5,823	$7,064

        The following table provides an estimate of when we expect to amortize the deferred marketing fees of $8.6 million and the deferred revenue sharing payment of $2.1 million as of January 31, 2009 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Co-Brand Credit Card Program (Continued)

revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
2009	$4,437	$481	$4,918
2010	2,735	481	3,216
2011	1,064	481	1,545
2012	314	481	795
2013	46	221	267

	$8,596	$2,145	$10,741

Sales Royalty

        The amount of sales royalty recognized as revenue during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was approximately $5.1 million, $2.8 million and $2.9 million, respectively. The amount of deferred sales royalty recorded in accrued liabilities was $4.1 million and $2.7 million at January 31, 2009 and February 2, 2008, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting

        Our merchandise is sold through two operating segments, retail and direct. The performance of each operating segment is based on segment operating income, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the retail segment, these operating costs primarily consist of store selling and occupancy costs. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (i.e., finance, accounting, information technology and human resources). Operating segment depreciation and amortization is allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure. We do not review total assets by segment.

        The following table provides certain financial data for the direct and retail segments as well as reconciliations to the consolidated financial statements (in thousands). The accounting policies of the operating segments are the same as those described in Note 2 "Significant Accounting Policies".

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales(a):
Retail	$751,352	$775,082	$664,170
Direct	272,869	376,390	390,441

Net sales	$1,024,221	$1,151,472	$1,054,611

Segment operating income:
Retail	$30,396	$76,585	$107,566
Direct	42,108	55,878	98,595

Total segment operating income	72,504	132,463	206,161
Corporate and other	(118,716)	(143,132)	(122,266)

Income (loss) from operations	$(46,212)	$(10,669)	$83,895

Depreciation and amortization:
Retail	$44,743	$36,740	$26,042
Direct	1,717	1,442	502
Corporate and other	15,351	14,271	12,316

Depreciation and amortization	$61,811	$52,453	$38,860

Supplemental cash flow information:
Purchase of property and equipment:
Retail	$57,517	$94,207	$88,809
Direct	199	6,111	4,544
Corporate and other	23,499	20,945	12,862

Cash paid for purchase of property and equipment	$81,215	$121,263	$106,215

    (a)
    There have been no inter-segment sales during the reported periods.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting (Continued)

        Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of net sales. Apparel sales have constituted at least 85 percent of the net sales during fiscal 2008, fiscal 2007 and fiscal 2006, with sales of jewelry, accessories and gift items constituting the respective balances.

        Substantially all of our long-lived assets reside within the United States.

18. Quarterly Results of Operations (unaudited)

        The following tables contain selected quarterly consolidated financial data for fiscal 2008 and fiscal 2007 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis (in thousands, except for per share data).

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$271,105	$241,434	$228,453	$283,229
Gross profit	$92,800	$95,648	$86,114	$75,998
Net income (loss)	$(9,240)	$3,140	$(1,310)	$(18,553)
Net income (loss) per common share—Basic	$(0.10)	$0.03	$(0.01)	$(0.20)
Net income (loss) per common share—Diluted	$(0.10)	$0.03	$(0.01)	$(0.20)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$281,292	$253,476	$271,161	$345,543
Gross profit	$128,487	$110,152	$107,812	$103,732
Net income (loss)	$12,030	$8,696	$(6,195)	$(17,019)
Net income (loss) per common share—Basic	$0.13	$0.09	$(0.07)	$(0.19)
Net income (loss) per common share—Diluted	$0.13	$0.09	$(0.07)	$(0.19)

        Our income tax benefit for the fourth quarter of fiscal 2008 includes an out-of-period adjustment related to the correction of errors in the calculation of previous period income taxes. This adjustment increased our tax benefit and reduced net loss by approximately $2.3 million in the fourth quarter of fiscal 2008. This adjustment was primarily related to stock options in addition to fixed asset basis differences that accumulated over several previous years. Management has determined that these errors were not material to any previously reported interim or annual period and the resulting correction was not material to fiscal year 2008.

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

        Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of January 31, 2009. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of January 31, 2009. The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coldwater Creek Inc.
Sandpoint, Idaho

        We have audited the internal control over financial reporting of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009 of the Company and our report dated March 30, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
March 30, 2009

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For information with respect to the executive officers of the Registrant, see Item 4—"Directors and Executive Officers" at the end of Part I of this report. The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2009 to be filed with the Commission no later than 120 days after January 31, 2009, pursuant to Regulation 14A.

        We have a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Ethics is available on the Investor Relations section of our web site at www.coldwatercreek.com. Any future changes or amendments to this Code of Ethics, and any waiver that applies to these individuals, will also be posted on www.coldwatercreek.com.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2009, to be filed with the Commission no later than 120 days after January 31, 2009, pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2009, to be filed with the Commission no later than 120 days after January 31, 2009, pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2009, to be filed with the Commission no later than 120 days after January 31, 2009, pursuant to Regulation 14A.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2009, to be filed with the Commission no later than 120 days after January 31, 2009, pursuant to Regulation 14A.

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

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)
3.2.3*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)
3.2.4*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.2*	Form of Agreement for Distribution of Retained Earnings and Tax Indemnification between the Company and Dennis Pence and Ann Pence (filed with the Company's S-1/A, file No. 333-16651)
10.3	Credit Agreement dated February 13, 2009 between the Company and Wells Fargo Retail Finance, LLC
10.4*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Definitive Proxy Statement filed May 10, 2005)
10.5*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.5.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)
10.5.2*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan

Exhibit Number	Description of Document
10.6*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)
10.6.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)
10.6.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)
10.7.1*+	2006 Incentive Award Program for Executives (filed as Exhibit 99.1 to Form 8-K dated February 13, 2006)
10.7.2*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)
10.7.3*+	2008 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 18, 2008)
10.8*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2004 Annual Report on Form 10-K)
10.9*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)
10.10*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)
10.11*+	Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)
10.11.1*+	Amendment No. 1 to Supplemental Executive Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)
10.11.2*+	Amendment to Supplemental Executive Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)
10.12+	Amended and Restated Employment Agreement between the Company and Georgia Shonk-Simmons dated December 23, 2008
10.13+	Amended and Restated Employment Agreement between the Company and Daniel Griesemer dated December 23, 2008
10.14+	Amended and Restated Employment Agreement between the Company and Daniel Moen dated December 23, 2008
10.15+	Amended and Restated Employment Agreement between the Company and Gerard El Chaar dated December 23, 2008
10.16+	Employment Agreement between the Company and Timothy O. Martin dated December 23, 2008
10.17+	Employment Agreement between the Company and Jeffrey A. Parisian dated June 28, 2008
10.18+	Employment Agreement between the Company and John E. Hayes III dated February 23, 2009

Exhibit Number	Description of Document
10.19*+	Supplemental Bonus for Dennis C. Pence (filed with the Company's Fiscal 2006 Third Quarter Report on Form 10-Q)
10.19.1*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)
21	List of Significant Subsidiaries of the Registrant
23	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24	Power of attorney (included on signature page hereto)
31.1	Certification by Daniel Griesemer of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Timothy O. Martin of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
PREVIOUSLY FILED

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 1st day of April 2009.

COLDWATER CREEK INC.
By:	/s/ DANIEL GRIESEMER Daniel Griesemer President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

        I hereby appoint Daniel Griesemer and Timothy O. Martin my true and lawful attorneys-in-fact, each with full power to act without the other and each with full power of substitution, to sign on my behalf, as an individual and in the capacity stated below, and to file the Annual Report on Form 10-K of Coldwater Creek Inc. for its fiscal year ended January 31, 2009 and any amendment that such attorney-in-fact may deem appropriate or necessary. I further grant unto such attorneys and each of them full power and authority to perform each and every act necessary to be done in order to accomplish the foregoing as fully as I might do.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DANIEL GRIESEMER Daniel Griesemer	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2009
/s/ TIMOTHY O. MARTIN Timothy O. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2009
/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors	April 1, 2009
/s/ MICHAEL J. POTTER Michael J. Potter	Director	April 1, 2009
/s/ JAMES R. ALEXANDER James R. Alexander	Director	April 1, 2009
/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	April 1, 2009
/s/ CURT HECKER Curt Hecker	Director	April 1, 2009
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	April 1, 2009

Signature	Title	Date
/s/ ROBERT H. MCCALL Robert H. McCall	Director	April 1, 2009
/s/ FRANK M. LESHER Frank M. Lesher	Director	April 1, 2009
/s/ GEORGIA SHONK-SIMMONS Georgia Shonk-Simmons	President, Chief Merchandising Officer and Director	April 1, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
10.3	Credit Agreement dated February 13, 2009 between the Company and Wells Fargo Retail Finance, LLC
10.12	Amended and Restated Employment Agreement between the Company and Georgia Shonk-Simmons dated December 23, 2008
10.13	Amended and Restated Employment Agreement between the Company and Daniel Griesemer dated December 23, 2008
10.14	Amended and Restated Employment Agreement between the Company and Daniel Moen dated December 23, 2008
10.15	Amended and Restated Employment Agreement between the Company and Gerard El Chaar dated December 23, 2008
10.16	Employment Agreement between the Company and Timothy O. Martin dated December 23, 2008
10.17	Employment Agreement between the Company and Jeffrey A. Parisian dated June 28, 2008
10.18	Employment Agreement between the Company and John E. Hayes III dated February 23, 2009
21	List of Significant Subsidiaries of the Registrant
23	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24	Power of attorney (included on signature page hereto)
31.1	Certification by Daniel Griesemer of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by Timothy O. Martin of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Daniel Griesemer and Timothy O. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002