Form 10-Q
period 2009-05-02
COLDWATER CREEK INC
filed 2009-06-11
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 8, 2009
Common Stock ($.01 par value)	91,344,682

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended May 2, 2009

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,874	$81,230	$74,505
Receivables	14,295	15,991	26,101
Inventories	130,141	135,376	126,604
Prepaid and other	19,193	11,086	18,082
Income taxes recoverable	18,166	14,895	18,189
Prepaid and deferred marketing costs	7,427	5,361	10,985
Deferred income taxes	10,109	9,792	8,073

Total current assets	274,205	273,731	282,539
Property and equipment, net	331,839	337,766	346,274
Deferred income taxes	14,461	14,147	8,001
Restricted cash	1,776	1,776	2,664
Other	1,510	1,207	662

Total assets	$623,791	$628,627	$640,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,075	$93,355	$103,282
Accrued liabilities	74,782	82,469	81,413
Current deferred marketing fees and revenue sharing	4,674	4,918	5,054

Total current liabilities	185,531	180,742	189,749
Deferred rents	134,817	137,216	125,057
Capital lease and other financing obligations	12,866	13,316	14,126
Supplemental Employee Retirement Plan	7,905	7,807	8,103
Deferred marketing fees and revenue sharing	5,005	5,823	6,323
Other	1,069	1,227	2,347

Total liabilities	347,193	346,131	345,705

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,344,682, 91,264,527 and 90,909,065 shares issued, respectively	913	913	909
Additional paid-in capital	117,510	115,921	111,746
Accumulated other comprehensive loss	(1,259)	(1,334)	(1,939)
Retained earnings	159,434	166,996	183,719

Total stockholders’ equity	276,598	282,496	294,435

Total liabilities and stockholders’ equity	$623,791	$628,627	$640,140

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net sales	$228,367	$271,105
Cost of sales	157,267	178,305

Gross profit	71,100	92,800
Selling, general and administrative expenses	82,712	107,806

Loss from operations	(11,612)	(15,006)
Interest, net, and other	(159)	553

Loss before income taxes	(11,771)	(14,453)
Income tax benefit	(4,209)	(5,213)

Net loss	$(7,562)	$(9,240)

Net loss per share—Basic and diluted	$(0.08)	$(0.10)
Weighted average shares outstanding—Basic and diluted	91,287	90,848

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	May 2, 2009	May 3, 2008
OPERATING ACTIVITIES:
Net loss	$(7,562)	$(9,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,732	14,984
Stock-based compensation expense	1,380	1,203
Supplemental Employee Retirement Plan expense	323	323
Deferred income taxes	(679)	(369)
Excess tax benefit from exercises of stock options	—	(1)
Net loss on asset dispositions and impairments	46	182
Other	3	302
Net change in current assets and liabilities:
Receivables	1,696	2,419
Inventories	5,235	13,389
Prepaid and other and income taxes recoverable	(12,343)	(4,740)
Prepaid and deferred marketing costs	(2,066)	2,677
Accounts payable	11,755	21,735
Accrued liabilities	(7,932)	(7,050)
Change in deferred marketing fees and revenue sharing	(1,062)	(939)
Change in deferred rents	(2,193)	3,134
Other changes in non-current assets and liabilities	(124)	—

Net cash provided by operating activities	2,209	38,009

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,735)	(26,275)

Net cash used in investing activities	(7,735)	(26,275)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	204	514
Credit facility financing costs	(618)	—
Payments on capital lease and other financing obligations	(416)	(223)
Excess tax benefit from exercises of stock options	—	1

Net cash (used in) provided by financing activities	(830)	292

Net (decrease) increase in cash and cash equivalents	(6,356)	12,026
Cash and cash equivalents, beginning	81,230	62,479

Cash and cash equivalents, ending	$74,874	$74,505

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

2. Significant Accounting Policies

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners.   The following table provides a reconciliation of net loss to total other comprehensive loss (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net loss	$(7,562)	$(9,240)
Amortization of unrecognized prior service cost	123	123
Tax effect	(48)	(48)

Total comprehensive loss	$(7,487)	$(9,165)

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

•                  Level 3 — Inputs that are unobservable.

As of May 2, 2009, we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of May 2, 2009 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$72,056	$—	$—

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $9.2 million and $18.3 million for the three months ended May 2, 2009 and May 3, 2008, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $5.5 million and $6.1 million for the three months ended May 2, 2009 and May 3, 2008, respectively, are included in selling, general and administrative expense.

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

For the three months ended May 2, 2009 and May 3, 2008, we have determined that our annual effective tax rate cannot be reliably estimated primarily due to the expected projected near break-even results of operations for the fiscal year ending January 30, 2010.  Therefore, we determined that the actual effective tax rate for the three months ended May 2, 2009 and May 3, 2008 is the best estimate of the annual effective tax rate.

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

Total stock-based compensation recognized from stock options and restricted stock units (RSUs) during the three months ended May 2, 2009 and May 3, 2008 was as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Stock Options	$816	$712
RSUs	564	491

Total	$1,380	$1,203

Options to purchase 350,000 and 324,800 shares of our common stock were granted to employees during the three months ended May 2, 2009 and May 3, 2008, respectively. The weighted average fair value of those options was $1.63 and $2.45, respectively. Options to purchase 21,721 and 63,619 shares of our common stock were exercised during the three months ended May 2, 2009 and May 3, 2008, respectively, with an immaterial amount of intrinsic value for both periods presented.  No RSUs were granted during the three-month periods ended May 2, 2009, and May 3, 2008.

As of May 2, 2009, total unrecognized compensation expense related to unvested share-based compensation arrangements (including stock options and RSUs) was approximately $8.2 million.  This expense is expected to be recognized over a weighted average period of 2.4 years.

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Interest (expense), including financing fees	$(289)	$(160)
Interest income	1	386
Other income	377	568
Other (expense)	(248)	(241)
Interest, net and other	$(159)	$553

Accounting for Vendor Allowances

We account for allowances received from a merchandise vendor as an adjustment to the price of the vendor’s products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. The terms of the vendor allowance arrangements are generally one year in length and settle semi-annually.  Consolidated cost of sales includes allowances from merchandise vendors of $1.3 million and $2.2 million for the three months ended May 2, 2009 and May 3, 2008, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. The adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 did not have a material impact on our first quarter of fiscal 2009 financial position, results of operations or cash flows.

In June 2008, FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP-EITF No. 03-6-1 did not have any impact on the determination or reporting of our earnings per share.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS No. 107-1 and APB No. 28-1 is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No.165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of the provisions of SFAS 165 to have a material impact on our financial position, results of operations or cash flows.

3. Receivables

Receivables consist of the following (in thousands):

	May 2, 2009	January 31, 2009	May 3, 2008
Tenant improvement allowances	$3,188	$7,972	$10,710
Trade	8,406	4,518	10,533
Other	2,701	3,501	4,858
	$14,295	$15,991	$26,101

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At May 2, 2009, January 31, 2009 and May 3, 2008 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	May 2, 2009	January 31, 2009	May 3, 2008
Land	$242	$242	$242
Building and land improvements and capital leases (a)	40,942	40,861	41,074
Leasehold improvements	273,960	270,456	237,695
Furniture and fixtures	114,658	113,648	107,289
Technology hardware and software	78,416	77,598	72,737
Machinery and equipment and other	37,688	37,493	39,303
Construction in progress (b)	30,286	26,300	31,399
	576,192	566,598	529,739
Less: Accumulated depreciation and amortization	(244,353)	(228,832)	(183,465)
	$331,839	$337,766	$346,274

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of May 2, 2009, January 31, 2009 and May 3, 2008.
(b)

Construction in progress is comprised primarily of leasehold improvements and furniture and fixtures related to unopened premium retail stores and the construction of a new office building (see Note 8), as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	May 2, 2009	January 31, 2009	May 3, 2008
Accrued payroll and benefits	$12,262	$17,538	$16,320
Gift cards and coupon rewards	27,788	32,491	29,229
Current portion of deferred rents	19,240	19,035	17,975
Accrued sales returns	5,403	4,295	8,250
Accrued taxes	4,802	4,424	6,294
Other	5,287	4,686	3,345
	$74,782	$82,469	$81,413

Accrued payroll and benefits included $0.9 million and $2.4 million of accrued severance payments as of May 2, 2009 and January 31, 2009, respectively.

6. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net loss	$(7,562)	$(9,240)
Weighted average common shares outstanding during the period (for basic calculation)	91,287	90,848
Dilutive effect of other potential common shares	—	—
Weighted average common shares and potential common shares (for diluted calculation)	91,287	90,848
Net loss per common share—Basic and Diluted	$(0.08)	$(0.10)

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 3.7 million and 2.5 million shares of common stock in the three months ended May 2, 2009 and May 3, 2008, respectively. Under the treasury stock method, the inclusion of these options would have resulted in lower loss per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan (SERP)

Net periodic benefit cost is comprised of the following components for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Service cost	$70	$76
Interest cost	130	124
Amortization of unrecognized prior service cost	123	123
Net periodic benefit cost	$323	$323

As of May 2, 2009, we had $2.1 million ($1.3 million after-tax) of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive loss. We expect to amortize an additional $0.4 million in unrecognized prior service cost during the remainder of fiscal 2009.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6.5 percent as of both May 2, 2009 and January 31, 2009. The rate of compensation expense increase was 4 percent as of both May 2, 2009 and January 31, 2009.

As the SERP is an unfunded plan, we were not required to make any contributions during the three months ended May 2, 2009 and May 3, 2008.  We did make benefit payments of $0.1 million, funded by operating cash flows, during the three months ended May 2, 2009.  No benefit payments were made during the three months ended May 3, 2008.

The following table summarizes the expected future benefit payments (in thousands):

Remainder of fiscal 2009	$306
2010	408
2011	586
2012	572
2013	572
Years 2014 - 2018	2,859

8. Commitments

Leases

During the three months ended May 2, 2009 and May 3, 2008, we incurred aggregate rent expense under operating leases of $19.5 million and $17.7 million, respectively, and $0.2 million and $0.3 million, respectively, of rent expense classified as store pre-opening cost.

As of May 2, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases totaled $653.5 million.

We lease, from an unrelated third party, a 60,000 square foot facility located on approximately 10.7 acres of land in Coeur d’Alene, Idaho, which functions as a customer contact center, IT data center, and office space. On July 19, 2007, the lease was amended to provide for the construction of a new building, construction of an extension to the existing building, and to extend the term through July 31, 2028. The modification of the lease terms resulted in the existing building being accounted for as a capital lease. Previously, this facility was accounted for as an operating lease. During fiscal 2007, the amount capitalized as of the lease commencement date was $10.5 million. We recorded all construction costs related to the construction of the new building and extension to the existing building on our consolidated balance sheet as we have determined that for accounting purposes we are the owner of the construction projects during the construction period. Under the terms of the lease, the landlord agreed to reimburse us for approximately $7.0 million in construction costs once we incurred $7.0 million in qualifying costs.

During the first half of fiscal 2008 we temporarily suspended construction on the new building. As a result of suspending construction, the landlord disputed its obligation to reimburse these costs. We settled this dispute with the landlord by entering into an amendment to the lease dated April 22, 2009.  Under the amendment, the landlord is no longer obligated to reimburse us for $7.0 million in construction costs and we will not be obligated to make the related lease payments on the new building or extension to the existing building.   Accordingly, all construction cost will remain on our consolidated balance sheet and be subject to our accounting policies for property and equipment.

In addition, the amendment extended the lease term for the existing building and land through July 31, 2038.   This amendment is considered to be a new lease for accounting purposes and was determined to be an operating lease primarily due to a higher incremental borrowing rate for commercial real estate with a similar term given the current real estate and credit markets. Therefore, the original lease will continue to be accounted for as a capital lease through the end of the original lease term of July 31, 2028 and the extended ten-year term will be accounted for as an operating lease.

Credit Facility

On February 13, 2009, we entered into a new Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC which is collateralized by substantially all of our assets. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank N.A. (the “Prior Facility”). The Agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. We did not incur any material penalties in connection with the early termination of the Prior Facility.

Borrowings under the Agreement will generally accrue interest at a margin ranging from 2.25% to 2.75% (determined according to the average unused availability under the credit facility) over a reference rate of, at the Company’s election, either LIBOR or a base rate, as defined in the Agreement. Letters of credit under the credit facility accrue fees at a rate equal to the interest margin that is in effect from time to time. Commitment fees accrue at a rate of 0.50%, which is assessed on the average unused portion of the credit facility maximum amount.

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

The Prior Facility provided for an unsecured revolving line of credit of up to $60.0 million and allowed us to issue up to $60.0 million in letters of credit. The interest rate under the Prior Facility was based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the loan agreement for the Prior Facility), or the lender’s prime rate. The Prior Facility also contained customary financial and negative covenants and imposed unused commitment fees based on a varying percentage of the amount of the total facility that was not drawn down under the Prior Facility  on a quarterly basis.

As of May 2, 2009, January 31, 2009 and May 3, 2008 we had no borrowings outstanding under the credit facilities and $18.4 million, $16.1 million and $15.6 million in letters of credit issued, respectively.

Other

We had inventory purchase commitments of approximately $165.9 million, $145.8 million and $124.0 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.  As of May 2, 2009, January 31, 2009 and May 3, 2008 we had $2.4, million, $2.4 million and $3.2 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury found us liable to Brighton for copyright and trade dress infringement.  In January 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys’ fees.  We have appealed the judgment as we believe there are legitimate grounds to overturn the judgment. Pending the appeal, the court entered a temporary stay of execution conditioned on us posting an $8.0 million bond, which has been posted. We currently have insurance coverage and have been provided defense by our insurance carrier. The amount of damages currently awarded plus attorneys’ fees and bond expenses are estimated to be within the insurance coverage limits.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Deferred marketing fees and revenue sharing - beginning of period	$10,741	$12,316
Marketing fees received	391	680
Revenue sharing received	—	—
Marketing fees recognized to revenue	(1,333)	(1,619)
Revenue sharing recognized to revenue	(120)	—
Deferred marketing fees and revenue sharing - end of period	$9,679	$11,377
Less - Current deferred marketing fees and revenue sharing	4,674	5,054
Long-term deferred marketing fees and revenue sharing	$5,005	$6,323

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $7.7 million and the deferred revenue sharing payment of $2.0 million as of May 2, 2009 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2009	$3,264	$361	$3,625
2010	2,816	481	3,297
2011	1,129	481	1,610
2012	367	481	848
2013	79	220	299
Thereafter	—	—	—
	$7,655	$2,024	$9,679

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended May 2, 2009 and May 3, 2008 was approximately $1.5 million and $1.1 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $3.8 million, $4.1 million and $3.0 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands).

	Three Months Ended
	May 2, 2009	May 3, 2008
Net sales (a):
Retail	$170,710	$186,871
Direct	57,657	84,234
Consolidated net sales	$228,367	$271,105
Segment operating income:
Retail	$3,356	$2,605
Direct	10,112	16,486
Total segment operating income	13,468	19,091
Corporate and other	(25,080)	(34,097)
Consolidated loss from operations	$(11,612)	$(15,006)
Depreciation and amortization:
Retail	$11,801	$10,253
Direct	383	447
Corporate and other	3,548	4,284
Consolidated depreciation and amortization	$15,732	$14,984

(a)                   There have been no inter-segment sales during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as well as in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Coldwater Creek Profile

Coldwater Creek is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating sales through our retail stores, as well as our catalog and e-commerce channels. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all our sales channels.

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct.

Company Initiatives

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

•                  Injecting product and the customer into decision making throughout the company

•                  Restoration of the full price heritage of the Coldwater Creek brand

•                  Shift in marketing approach

•                  Increased efficiency in the use of resources

Our product and the customer experience are the foundation of all decision making at Coldwater Creek. Our highest priority is to continually improve our product and assortment as we believe that our success depends on offering the appropriate balance of fashion, fit, quality and value that is relevant to the entire range of our target customer base. We are focused on expanding our product by offering more diversity in fit and fabrics to ensure we are more relevant to our entire customer demographic. In addition, we remain focused on enhancing the customer experience by returning to the boutique shopping experience through offering the appropriate balance of key items and unique products, combined with our exceptional customer service. We reduced our premium retail store inventory per square foot by approximately 14 percent as of May 2, 2009 compared to May 3, 2008, while premium retail square footage grew by approximately 13 percent over the same period. We believe these efforts have positioned us to continue to improve on our product and customer experience in fiscal 2009.

We remain committed to restoring the full price heritage to our brand by continuing to be more prudent with promotional activity and discounting. However, we will continue to have promotions to drive traffic to our stores and to remain competitive in this challenging environment. We believe that prudently managing our promotions and discounting, conservative retail inventories on a square foot basis, and expanding our direct sourcing program, are critical to improving margins and returning to our full price heritage. In addition, we have seen a shift in customer purchasing toward more value-priced merchandise, which we believe is a result of today’s challenging economic conditions and the decline in consumer confidence. Therefore, during fiscal 2009, we will continue to work towards offering quality merchandise at a compelling price point.

Historically, we have used a broad based marketing strategy of catalog circulation and national magazine advertising. During fiscal 2008 we shifted to a more point-of-sale, in-store focus through programs such as personal shopper. We are also working to create a consistent message across all of our distribution channels to drive customers to our stores. We are developing traffic drivers through innovative e-mail campaigns, retail mailers and newspaper ads, as well as through our customer loyalty programs, as we continue to focus on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We are also sending personalized mailers to our top customers and directing our catalog circulation to our most frequent shoppers.  We continue to test and refine these promotions to ensure that we are reaching the greatest number of customers in the most cost effective and efficient manner possible. As a result of this more focused approach, marketing expense, primarily relating to national magazine advertising and catalog circulation, decreased approximately $9.7 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

During the first quarter of fiscal 2009 we temporarily suspended investment in national magazine advertising. However, we will be opportunistic with our investment in marketing and national magazine advertising as business conditions warrant for the remainder of fiscal 2009.  Catalog circulation also decreased by 10.6 million, or 35.9 percent, during the same period, from 29.5 million catalogs to 18.9 million catalogs. We continue to evaluate our catalogs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. As a result, we began offering our merchandise under a single catalog title during late fiscal 2008 and expect to continue to operate under one catalog title during fiscal 2009.

In addition to a more focused approach on marketing, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. We remain focused on further reducing our cost structure and preserving capital as business conditions warrant. During the first quarter of fiscal 2009, our cost control efforts resulted in decreased selling, general and administrative expense (SG&A) of approximately $25 million compared to the first fiscal quarter of fiscal 2008. This decrease is primarily the result of the efficient use of marketing resources and lower employee expense as a result of the realignment of retail operations staffing and the elimination of certain corporate support positions during fiscal 2008. We believe that these select staff reductions, as well as reduced travel, lower catalog page counts, more cost effective advertising and other cost savings initiatives put us on track to achieve our goal of reducing SG&A expenses by approximately $30 million for the full year of fiscal 2009.

In addition, capital expenditures are expected to approximate $30 million in fiscal 2009, down from approximately $81 million in fiscal 2008, which is based on opening no more than ten new retail stores during fiscal 2009. We are also continuing to improve various information technology tools and systems to enhance operating efficiency and enable our infrastructure to accommodate growth, and we will be relocating our New York design office during fiscal 2009. We expect to replace our inventory planning and allocation systems during the second quarter of fiscal 2009.

We continue to make progress on implementing our initiatives and have seen meaningful improvement in our sales trends in April and May of 2009. Although we are encouraged by this improvement, we remain cautious given the ongoing promotional retail environment, which may limit our ability to increase our margins in the second quarter of fiscal 2009. In addition, our lower inventory levels may limit our sales volume during the second quarter of fiscal 2009. Our business continues to be affected by challenging macroeconomic conditions, which are evidenced by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. With the deterioration of the financial, credit and housing markets, these conditions have continued to have a negative impact on consumer confidence, and we expect them to persist during fiscal 2009 and for the foreseeable future. We are continuing to focus on lowering our cost structure, prudently managing our growth and improving our merchandise assortment and inventory management, which we believe will allow us to navigate through this difficult environment.

Other Developments

On February 13, 2009, we entered into a secured Credit Agreement with Wells Fargo Retail Finance, LLC. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. Our new agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. As of the filing of this Quarterly Report, we have not borrowed any amounts under this facility.

Comparison of the Three Months Ended May 2, 2009 with the Three Months Ended May 3, 2008

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended May 2, 2009 as compared to the three months ended May 3, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	May 2,	% of	May 3,	% of
	2009	net sales	2008	net sales	$ change	% change
Net sales	$228,367	100.0%	$271,105	100.0%	$(42,738)	(15.8)%
Cost of sales	157,267	68.9%	178,305	65.8%	(21,038)	(11.8)%
Gross profit	71,100	31.1%	92,800	34.2%	(21,700)	(23.4)%
Selling, general and administrative expenses	82,712	36.2%	107,806	39.7%	(25,094)	(23.3)%
Loss from operations	(11,612)	(5.1)%	(15,006)	(5.5)%	3,394	22.6%
Interest, net and other	(159)	(0.1)%	553	0.2%	(712)	*
Loss before income taxes	(11,771)	(5.1)%	(14,453)	(5.3)%	2,682	18.6%
Income tax benefit	(4,209)	(1.8)%	(5,213)	(1.9)%	1,004	(19.3)%
Net loss	$(7,562)	(3.3)%	$(9,240)	(3.4)%	$1,678	18.2%
Effective income tax rate	35.8%		36.1%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program and shipping fees received from customers for delivery of merchandise.

Net sales decreased during the three months ended May 2, 2009 as compared with the three months ended May 3, 2008 primarily due to an 18.6 percent decrease in comparable premium store sales(1) and a $26.6 million decrease in sales through our direct segment. These decreases were partially offset by net sales generated by the addition of 36 premium retail stores and five merchandise clearance outlet stores since May 3, 2008.

We believe our sales performance for the three months ended May 2, 2009 was negatively impacted by a highly promotional retail environment accompanied by difficult macroeconomic conditions, which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. During the three months ended May 2, 2009, we experienced a decline in comparable premium retail store traffic of 19.1 percent and a decrease in average transaction value of direct sales of 12.3 percent as compared to the same period in 2008.  The average transaction value of premium retail stores was relatively flat for the three months ended May 2, 2009, as compared to the same three-month period in 2008. During the three months ended May 2, 2009, catalog circulation decreased by 10.6 million, or 35.9 percent, compared to the three months ended May 3, 2008, which we believe also contributed to lower total net sales in our phone and mail channels.

(1) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended May 2, 2009, the comparable premium store retail base included 271 premium retail stores compared to 211 premium retail stores for the same period of fiscal 2008. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

In addition, shipping fees received from customers for delivery of merchandise decreased by $5.5 million from $11.2 million for the three months ended May 3, 2008, to $5.7 million for the three months ended May 2, 2009, which is associated with lower order volume.

Cost of Sales/Gross Profit

The gross profit rate decreased by 3.1 percentage points during the three months ended May 2, 2009 as compared to the three months ended May 3, 2008.  The decrease in our gross profit rate was primarily the result of decreased leveraging of our retail occupancy costs and buying and distribution costs, representing approximately 3.9 and 0.1 percentage points, respectively. These decreases were offset by lower shipping and handling costs of 0.4 percentage points due to lower direct sales and a 0.5 percentage point improvement attributable to an overall decrease in markdowns(2), which were partially offset by increased promotional discounts(3).

Selling, General and Administrative Expenses

As a percentage of net sales, SG&A expense decreased by 3.5 percentage points in the three months ended May 2, 2009 as compared with the three months ended May 3, 2008. This decrease in SG&A rate was the result of a 2.4 percentage point decrease in marketing expenses, a 0.6 percentage point decrease in employee costs, and a 0.5 percentage point decrease in overhead expenses.

The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog and national magazine advertising circulation. The decrease in employee expenses is primarily due to the elimination of certain corporate support positions during fiscal 2008 and the decrease in overhead expenses is primarily due to expense reductions as a result of cost savings initiatives.

Interest, Net and Other

The decrease in interest, net and other for the three months ended May 2, 2009 as compared with the same period in the prior year is primarily the result of lower interest income rates on our cash balances.

Provision for Income Taxes

The decrease in benefit for income taxes for the three months ended May 2, 2009 as compared to the same period in the prior year was the result of lower pre-tax loss. See Note 2 to our condensed consolidated financial statements for further discussion on the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	May 2, 2009	% of Net Sales	May 3, 2008	% of Net Sales	% Change
Net sales:
Retail	$170,710	74.8%	$186,871	68.9%	(8.6)%
Direct	57,657	25.2%	84,234	31.1%	(31.6)%
	$228,367	100.0%	$271,105	100.0%	(15.8)%
Segment operating income:
Retail	$3,356		$2,605
Direct	10,112		16,486
	$13,468		$19,091

The following table reconciles segment operating income to loss from operations (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008	% Change
Segment operating income	$13,468	$19,091	(29.5)%
Unallocated corporate and other	(25,080)	(34,097)	26.4%
Loss from operations	$(11,612)	$(15,006)	22.6%

(2) We define markdowns generally as permanent reductions from the original selling price.

(3) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

Retail Segment

Net Sales

The $16.2 million decrease in retail segment net sales for the three months ended May 2, 2009 as compared with the three months ended May 3, 2008 is primarily the result of a decrease in net sales in our comparable premium retail stores of 18.6 percent.  This decrease in comparable store sales reflects a decrease in comparable premium retail store traffic of 19.1 percent for the three months ended May 2, 2009 as compared to the three months ended May 3, 2008. This decrease was partially offset by net sales generated from the addition of 36 premium retail stores since May 3, 2008.

Additionally, net sales from merchandise clearance outlet stores increased $1.4 million, which includes the addition of five outlet stores, in the three months ended May 2, 2009 as compared with the three months ended May 3, 2008. Net sales generated from our co-branded credit card and day spas remained relatively flat for the three months ended May 2, 2009 as compared with the three months ended May 3, 2008.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended May 2, 2009 as compared with the three months ended May 3, 2008 increased by 0.6 percentage points. Decreased in-store markdown activity, which was partially offset by increased promotional discounts, contributed to a 3.3 percentage point improvement in merchandise margins. Retail segment operating rate was also positively impacted by a 1.3 and 0.5 percentage point improvement in leveraging of employee expenses and overhead costs, respectively, as a result of the realignment of retail operations staffing and cost savings initiatives. These increases were partially offset by a 4.1 and 0.4 percentage point reduction in the leveraging of retail store occupancy costs and marketing expenses, respectively. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales.

Direct Segment

Net Sales

The direct segment net sales decreased $26.6 million during the three months ended May 2, 2009 as compared to the three months ended May 3, 2008. Sales through our Internet channel decreased $17.3 million from $63.7 million for the three months ended May 3, 2008 to $46.4 million for the three months ended May 2, 2009.  Sales from our phone and mail channel for the same period decreased $9.3 million from $20.5 million to $11.2 million.

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, fewer catalogs mailed, and an approximate 12.3 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns.  Phone and mail net sales were also impacted by fewer orders and 10.6 million, or 35.9 percent, fewer catalogs mailed in addition to an approximate 1.5 percent decrease in average transaction value during the period.

Phone and mail net sales are derived from orders taken from customers over the phone or through the mail. Phone and mail are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through other channels that we believe were driven by the initial receipt of a catalog are not included in phone and mail net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect phone and mail business net sales to continue to generally decrease as a percent of total net sales.

Direct segment net sales were also negatively impacted by a decrease of $5.5 million in shipping revenue during the three months ended May 2, 2009 as compared to the three months ended May 3, 2008, which is associated with lower order volume.  This was partially offset by an increase of $0.3 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended May 2, 2009 as compared with the three months ended May 3, 2008 decreased by 2.0 percentage points. Increased clearance activity resulted in a 6.6 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by a 1.6 percentage point decrease in leveraging of employee expenses. These decreases were partially offset by a 5.7 and 0.5 percentage point improvement due to a decrease in marketing costs and certain overhead costs, respectively, as a result of our cost savings initiatives.

Corporate and Other

Corporate and other expenses decreased $9.0 million in the three months ended May 2, 2009 as compared to the three months ended May 3, 2008. This decrease is primarily the result of:

•                  a $4.9 million decrease in employee expenses, primarily consisting of a reduction in salaries and related taxes and benefits;

•                  a $2.0 million decrease in marketing expenses, primarily as a result of fewer national magazine advertising campaigns;

•                  a $1.3 million decrease in corporate support costs, primarily as a result of other cost savings initiatives;

•                  and a $0.8 million decrease in occupancy costs, primarily related to lower depreciation.

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

•                  the timing and cost of merchandise receiving and shipping, including any delays resulting from labor strikes or slowdowns, adverse weather conditions, health epidemics or national security measures; and

•                  shifts in the timing of important holiday selling seasons relative to our fiscal quarters, including Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas.

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

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2008 and 2007, our financial condition, results of operations, including related gross margins, and our cash flows for the entire fiscal year will be materially adversely affected.

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

Our secured Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes.

Operating activities generated $2.2 million and $38.0 million of positive cash flow during the three months ended May 2, 2009 and May 3, 2008, respectively.

On a comparative year-to-year basis, the $35.8 million decrease in cash flows from operating activities during the three months ended May 2, 2009 as compared with the three months ended May 3, 2008 resulted primarily from lower sales, decreased gross margin and increased payments on inventory purchases, as well as a $0.7 million dollar reduction in net tax benefit received, a decrease of $7.1 million in collections of tenant allowances and a $0.4 million decrease in interest income collected. These decreases were offset by lower operating expenses and reduced marketing costs.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $7.7 million and $26.3 million during the three months ended May 2, 2009 and May 3, 2008, respectively. Capital expenditures during the three months ended May 2, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of three additional premium retail stores, two merchandise clearance outlet stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the three months ended May 3, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of nine additional premium retail stores and two merchandise clearance outlet stores, office space expansion, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash outflows from financing activities were $0.8 million during the three months ended May 2, 2009, whereas, we had cash inflows from financing activities of $0.3 million during the three months ended May 3, 2008. The cash outflows were derived from costs associated with our credit facility and payments made on our capital lease and other financing obligations. Cash outflows were partially offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $88.7 million in consolidated working capital at May 2, 2009, compared with $93.0 million at January 31, 2009. Our consolidated current ratio was 1.48 at May 2, 2009, compared with 1.51 at January 31, 2009. We had no outstanding borrowings under our credit facilities at May 2, 2009, January 31, 2009 and May 3, 2008.

Capital expenditures for the full year in fiscal 2009 are expected to be approximately $30 million, primarily associated with the premium retail store expansion, store-related expenditures, corporate branding, the relocation of our New York Design Center, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

We believe cash flow from operations and available borrowing capacity under our bank credit facility will be sufficient to fund current operations and retail store openings under our current store roll-out plan.

The deterioration of the financial, credit and housing markets has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these considerations into our business plans and have responded by implementing significant cost and capital savings initiatives. We have reduced our planned capital expenditures to approximately $30 million primarily as a result of our reduced store growth plan for fiscal 2009 to no more than ten new retail stores and lower information technology purchases. We have also invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities.

We have no borrowings outstanding under our credit facility and do not anticipate borrowing under our credit facility during fiscal 2009. We believe cash flow from operations and current cash on hand will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Future Outlook

We continue to operate and compete in challenging economic conditions. These conditions continued in our first fiscal quarter of fiscal 2009 with the deterioration of the financial, credit and housing markets, which led to further decline in consumer confidence and decreased availability of consumer credit. These conditions have carried into the second quarter of fiscal 2009 and continue to have a negative impact on our sales, gross margins and operating performance. We believe the current conditions, in particular low retail store traffic levels, highly competitive retail selling environment and a shift in customer purchasing toward more value priced merchandise, will continue in fiscal 2009 and the foreseeable future.

Although we continue to make progress on implementing our initiatives and have seen meaningful improvement in our sales trends in April and May of 2009, we remain cautious given the ongoing promotional retail environment, which may limit our ability to increase our margins in the second quarter of fiscal 2009. In addition, our lower inventory levels may limit our sales volume during the second quarter of fiscal 2009. Our main focus for the foreseeable future will continue to be preservation of our brand and core competencies, and the prudent management of our business, including controlling costs, managing our inventory levels and preserving cash. However, we may invest in additional inventory and marketing if conditions warrant. We continue to believe that our retail expansion will be the key driver for our long term growth. However, we intend to pursue a significantly scaled back store rollout program until such time as we experience a sustained improvement in economic conditions. We are planning to open no more than ten stores in fiscal 2009, of which eight have opened as of June 8, 2009.

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

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009, for further details.

•                  Sales Returns

•                  Inventory Valuation

•                  Stock-Based Compensation

•                  Impairment of Long-Lived Assets

•                  Contingent Liabilities

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 31, 2009. As of May 2, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $653.5 million. There have been no other material changes in contractual obligations outside the ordinary course of business since January 31, 2009.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended May 2, 2009, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of May 2, 2009. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether or not we will ultimately be successful. However based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, would not materially affect our consolidated financial position, results of operations or cash flows.

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury found us liable to Brighton for copyright and trade dress infringement.  In January 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys’ fees.  We have appealed the judgment as we believe there are legitimate grounds to overturn the judgment. Pending the appeal, the court entered a temporary stay of execution conditioned on us posting an $8.0 million bond, which has been posted. We currently have insurance coverage and have been provided defense by our insurance carrier. The amount of damages currently awarded plus attorneys’ fees and bond expenses are estimated to be within the insurance coverage limits.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the quarter ended May 2, 2009 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission. Other risks facing the Company are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

General economic conditions have impacted consumer spending and may adversely affect our financial position.

Consumer spending patterns are highly sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. These conditions, which have continued into the second quarter of fiscal 2009, had a negative impact on our revenues, gross margins, operating cash flows and earnings in the first quarter of fiscal 2009 and fiscal years 2008 and 2007. We believe these conditions, in particular the highly competitive selling environment, low retail store traffic levels and the shift in customer purchasing toward more value priced merchandise, will continue throughout fiscal 2009 and for the foreseeable future. Although we have seen improvement in some aspects of our business, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, operating cash flows and earnings. In addition, continued declines in our profitability could result in a charge to earnings for the impairment of our stores, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses. In addition, any opportunistic investments we make in inventory or marketing in the current economic climate may not achieve the intended results which could result in further decreases in earnings and operating cash flows.

Recent disruptions in the credit and financial markets could affect our liquidity and harm our financial performance.

The recent distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may affect our liquidity. Although we currently do not have any borrowings under our $70 million secured credit facility, tightening of the credit markets could make it difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Additionally, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. The actual amount of credit that is available from time to time under our credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined in the discretion of the lender. Consequently, it is possible that, should we need to access our credit facility, it may not be available in full. Additionally, our credit facility contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions of our credit facility could cause the facility not to be available to us.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which would result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access credit will cause them to extend less favorable terms to us, which could negatively affect our margins and financial condition.

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

Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. In addition, in the current economic environment we conservatively maintained low levels of inventory, and this lack of inventory may limit our ability to respond to increases in demand.  If we elect to maintain relatively low levels of inventory and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

In addition, during our 2008 fiscal year, our business was negatively impacted as we navigated through an over-assortment of merchandise that did not differentiate us enough from our competitors. We have recently implemented changes to our business strategy that we expect over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. However, these initiatives will take time to be fully implemented. They may not be successful, have any positive effect on our operating results or offset declining consumer spending due to adverse economic conditions. In addition, if we make any opportunistic investments in inventory in the current economic climate and the demand for our merchandise is lower than expected we will be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. Currently, we are installing a core merchandising system, which we expect to implement during the second quarter of fiscal 2009. This merchandising system is a central component affecting many aspects of our business. Installing and integrating vital components of our management information systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers, inability to deliver merchandise to our stores or our customers and our potential inability to meet reporting requirements, any of which would harm our business and could impair our results of operations.

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

•                  increasing pressure on us regarding credit assurance and payment terms;

•                  declines in the relative value of the U.S. dollar to foreign currencies;

•                  volatile fuel and energy costs;

•                  failure of foreign vendors to adhere to our quality assurance standards or our standards for conducting business;

•                  financial instability of a vendor or vendors, including their potential inability to obtain credit to manufacture the merchandise they produce for us;

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

Financial insolvency of any of our major landlords could have a material adverse affect on our sales and operating results.

The current macroeconomic environment has had an adverse impact on the commercial real estate sector, including some of our retail landlords.   On April 16, 2009 a national owner and operator of shopping malls, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. We are currently the tenant in 44 stores that the GGP Debtors and certain of their non-debtor affiliates own, manage, or control. Approximately 22 of the 44 stores are subject to leases under which a GGP Debtor is a landlord, and the balance of the stores are with affiliates of GGP that did not file for bankruptcy relief. Because of the bankruptcy filing, the GGP Debtors may be able to exercise rights that could negatively impact us, including the right to reject existing store leases. Also, if a GGP Debtor or any buyer of a GGP Debtor’s property is unable to maintain the quality of a mall’s operations or otherwise perform its obligations as landlord, including its repair and maintenance obligations, then the performance of our stores in those malls could be adversely affected. If the current macroeconomic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted. There can be no assurance that the GGP bankruptcies, or bankruptcies or financial difficulties of our other landlords, will not have a negative impact on our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 11th day of June 2009.

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