Form 10-Q
period 2009-08-01
COLDWATER CREEK INC
filed 2009-09-10
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 8, 2009
Common Stock ($.01 par value)	91,451,444

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended August 1, 2009

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,414	$81,230	$89,239
Receivables	13,511	15,991	29,409
Inventories	141,317	135,376	127,119
Prepaid and other	18,844	11,086	19,158
Income taxes recoverable	5,077	14,895	11,113
Prepaid and deferred marketing costs	6,786	5,361	10,289
Deferred income taxes	10,466	9,792	8,096
Total current assets	281,415	273,731	294,423

Property and equipment, net	320,114	337,766	344,303
Deferred income taxes	13,792	14,147	8,109
Restricted cash	1,776	1,776	2,664
Other	1,689	1,207	683
Total assets	$618,786	$628,627	$650,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,302	$93,355	$97,040
Accrued liabilities	73,876	82,469	81,937
Current deferred marketing fees and revenue sharing	5,671	4,918	5,314
Total current liabilities	182,849	180,742	184,291

Deferred rents	133,205	137,216	136,496
Capital lease and other financing obligations	12,408	13,316	13,777
Supplemental Employee Retirement Plan	8,003	7,807	8,201
Deferred marketing fees and revenue sharing	8,126	5,823	7,459
Other	699	1,227	1,316
Total liabilities	345,290	346,131	351,540

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,421,899, 91,264,527 and 91,054,614 shares issued, respectively	914	913	911
Additional paid-in capital	119,254	115,921	112,736
Accumulated other comprehensive loss	(1,184)	(1,334)	(1,864)
Retained earnings	154,512	166,996	186,859
Total stockholders’ equity	273,496	282,496	298,642
Total liabilities and stockholders’ equity	$618,786	$628,627	$650,182

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$225,192	$241,434	$453,559	$512,539
Cost of sales	149,464	145,786	306,731	324,091
Gross profit	75,728	95,648	146,828	188,448
Selling, general and administrative expenses	82,761	88,450	165,473	196,256
Loss on asset impairment	—	1,452	—	1,452
Income (Loss) from operations	(7,033)	5,746	(18,645)	(9,260)
Interest, net, and other	(151)	537	(310)	1,090
Income (Loss) before income taxes	(7,184)	6,283	(18,955)	(8,170)
Income tax provision (benefit)	(2,262)	3,143	(6,471)	(2,070)
Net income (loss)	$(4,922)	$3,140	$(12,484)	$(6,100)
Net income (loss) per share - Basic	$(0.05)	$0.03	$(0.14)	$(0.07)
Weighted average shares outstanding - Basic	91,376	90,972	91,332	90,911
Net income (loss) per share - Diluted	$(0.05)	$0.03	$(0.14)	$(0.07)
Weighted average shares outstanding - Diluted	91,376	91,539	91,332	91,911

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	August 1, 2009	August 2, 2008
OPERATING ACTIVITIES:
Net loss	$(12,484)	$(6,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,563	29,812
Stock-based compensation expense	2,852	2,284
Supplemental Employee Retirement Plan expense	646	645
Deferred income taxes	(415)	(855)
Excess tax benefit from exercises of stock options	(3)	(2)
Net loss (gain) on asset dispositions	227	(85)
Loss on asset impairments	—	1,452
Other	204	311
Net change in current assets and liabilities:
Receivables	2,480	(889)
Inventories	(5,941)	12,874
Prepaid and other and income taxes recoverable	1,138	1,281
Prepaid and deferred marketing costs	(1,425)	3,373
Accounts payable	10,216	15,874
Accrued liabilities	(9,049)	(7,866)
Change in deferred marketing fees and revenue sharing	3,056	457
Change in deferred rents	(3,634)	15,719
Other changes in non-current assets and liabilities	(920)	(232)
Net cash provided by operating activities	18,511	68,053

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,306)	(44,802)
Proceeds from asset dispositions	—	3,086
Net cash used in investing activities	(13,306)	(41,716)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	434	872
Credit facility financing costs	(618)	—
Payments on capital lease and other financing obligations	(840)	(451)
Excess tax benefit from exercises of stock options	3	2
Net cash (used in) provided by financing activities	(1,021)	423
Net increase in cash and cash equivalents	4,184	26,760
Cash and cash equivalents, beginning	81,230	62,479
Cash and cash equivalents, ending	$85,414	$89,239

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We operate in two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or through the mail. Intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim financial statements presented herein. Subsequent events have been evaluated through September 10, 2009, the date of issuance of our Condensed Consolidated Financial Statements.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

2. Significant Accounting Policies

Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) to total other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net income (loss)	$(4,922)	$3,140	$(12,484)	$(6,100)
Amortization of unrecognized prior service cost	123	123	246	246
Tax effect	(48)	(48)	(96)	(96)
Total comprehensive income (loss)	$(4,847)	$3,215	$(12,334)	$(5,950)

Fair Value

Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measures (SFAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements of financial and non-financial assets and liabilities.

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

•                  Level 3 — Inputs that are unobservable.

As of August 1, 2009, we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 1, 2009 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$41,066	$—	$—

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $8.4 million and $8.5 million for the three months ended August 1, 2009 and August 2, 2008, respectively and $17.6 million and $26.8 million for the six months ended August 1, 2009 and August 2, 2008, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $3.1 million and $3.6 million for the three months ended August 1, 2009 and August 2, 2008, respectively and $8.6 million and $9.7 million for the six months ended August 1, 2009 and August 2, 2008, respectively are included in selling, general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the three and six months ended August 1, 2009, we did not record any impairment charges.  During the three and six months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment.

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

In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our taxable income in prior carryback years, projections of future reversals of existing temporary differences, the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of August 1, 2009, if we were to continue to incur operating losses or not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

For the three and six months ended August 1, 2009 and August 2, 2008 we determined that our annual effective tax rate could not be reliably estimated primarily due to the projected near break-even results of operations for the fiscal year ending January 30, 2010 and January 31, 2009.  Consequently, we concluded that the actual effective tax rate for the three and six months ended August 1, 2009 and August 2, 2008 was the best estimate of the annual effective tax rate.

In August 2009 we received notification from the Internal Revenue Service that they will be conducting an examination of our federal income tax returns for fiscal years 2008, 2007 and 2006. During the six months ended August 1, 2009 and August 2, 2008, we received income tax refunds of $15.9 million and $4.6 million, respectively.

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

Total stock-based compensation recognized from stock options and restricted stock units (RSUs) during the three and six months ended August 1, 2009 and August 2, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock Options	$900	$687	1,716	$1,399
RSUs	572	394	1,136	885
Total	$1,472	$1,081	2,852	$2,284

Options to purchase 781,000 and 1,058,750 shares of our common stock were granted to employees during the six months ended August 1, 2009 and August 2, 2008, respectively. The weighted average fair value of those options was $2.81 and $3.18, respectively. Options to purchase 38,036 and 98,163 shares of our common stock were exercised during the six months ended August 1, 2009 and August 2, 2008, respectively with a total intrinsic value of $0.1 million and $0.2 million, respectively.

During the six months ended August 1, 2009 and August 2, 2008, we granted 29,659 and 263,826 RSUs, with only service conditions, at a weighted average grant date fair market value of $5.90 and $6.07, respectively.  During the three months ended August 1, 2009 we also granted 156,000 RSUs, that, in addition to service conditions, contained performance and market conditions, at a weighted average grant date fair value of $5.23. The awards with the additional performance and market conditions are independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth (CSG) relative to a peer group, and total shareholder return (TSR) relative to a peer group.  The fair value of the RSUs with operating income and CSG goals are based on the fair market value at the date of grant.  The fair value of the RSUs containing the TSR condition was determined using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to a peer group.  All awards with performance and market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. During the six months ended August 1, 2009 and August 2, 2008, the total fair market value of RSUs vested was approximately $0.2 million and $0.5 million, respectively.

As of August 1, 2009, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $9.1 million. This expense is expected to be recognized over a weighted average period of 2.5 years.

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest (expense), including financing fees	$(341)	$(235)	$(630)	$(395)
Interest income	8	467	9	853
Other income	399	485	776	1,053
Other (expense)	(217)	(180)	(465)	(421)
Interest, net, and other	$(151)	$537	$(310)	$1,090

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases (SFAS 13), and

other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. For all other provisions, SFAS 157 was effective for us as of February 3, 2008, but the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows. The adoption of the provisions of SFAS No. 157 which were deferred until fiscal 2009 by FSP 157-2 did not have a material impact on our financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of fiscal 2009 did not have a material impact on our results of operations or financial position.

In May 2009, the FASB issued SFAS No.165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 during the second quarter of fiscal 2009 did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168).  Upon adoption, the FASB Accounting Standards Codification (ASC) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative.  SFAS 168 is effective for interim and annual financial periods beginning after September 15, 2009.  The adoption of SFAS 168 in our fiscal fourth quarter of fiscal 2009 will not have a material impact on our results of operations or financial position.

3. Receivables

Receivables consist of the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Tenant improvement allowances	$3,862	$7,972	$19,345
Trade	6,213	4,518	7,124
Other	3,436	3,501	2,940
	$13,511	$15,991	$29,409

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At August 1, 2009, January 31, 2009 and August 2, 2008 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Land	$242	$242	$242
Building and land improvements and capital leases (a)	40,941	40,861	41,094
Leasehold improvements	278,638	270,456	245,630
Furniture and fixtures	115,389	113,648	107,985
Technology hardware and software	86,754	77,598	75,212
Machinery and equipment and other	37,771	37,493	36,509
Construction in progress (b)	16,546	26,300	35,957
	576,281	566,598	542,629
Less: Accumulated depreciation and amortization	(256,167)	(228,832)	(198,326)
	$320,114	$337,766	$344,303

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of August 1, 2009, January 31, 2009 and August 2, 2008.
(b)

Construction in progress is comprised primarily of the construction of a new office building (see Note 8), internal-use software under development and, to a lesser extent, leasehold improvements and furniture and fixtures related to unopened premium retail stores.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	August 1, 2009	January 31, 2009	August 2, 2008
Accrued payroll and benefits	$15,515	$17,538	$19,913
Gift cards and coupon rewards	27,246	32,491	28,083
Current portion of deferred rents	19,411	19,035	19,121
Accrued sales returns	3,658	4,295	6,310
Accrued taxes	4,427	4,424	4,634
Other	3,619	4,686	3,876
	$73,876	$82,469	$81,937

Accrued payroll and benefits included $0.4 million and $2.4 million of accrued severance payments as of August 1, 2009 and January 31, 2009, respectively.

6. Net Income (Loss) Per Common Share

We calculate net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income (loss)	$(4,922)	$3,140	$(12,484)	$(6,100)
Weighted average common shares outstanding during the period (for basic calculation)	91,376	90,972	91,332	90,911
Dilutive effect of other potential common shares	—	567	—	—
Weighted average common shares and potential common shares (for diluted calculation)	91,376	91,539	91,332	90,911
Net income (loss) per common share—Basic	$(0.05)	$0.03	$(0.14)	$(0.07)
Net income (loss) per common share—Diluted	$(0.05)	$0.03	$(0.14)	$(0.07)

The computation of the dilutive effect of other potential common shares excluded options to purchase 3.4 million and 2.3 million shares of common stock for the three months ended August 1, 2009 and August 2, 2008, respectively, and 3.9 million and 2.7 million shares of common stock for the six months there ended, respectively. Under the treasury stock method, the inclusion of these options would have resulted in lower loss per share or higher earnings per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost is comprised of the following components for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Service cost	$70	$75	$140	$151
Interest cost	130	124	260	248
Amortization of prior service cost	123	123	246	246
Net periodic benefit cost	$323	$322	$646	$645

As of August 1, 2009, we had $1.9 million ($1.2 million after-tax) of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive loss. We expect to amortize an additional $0.2 million in unrecognized prior service cost during the remainder of fiscal 2009.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 6.5 percent as of both August 1, 2009 and January 31, 2009, respectively. The rate of compensation expense increase was 4 percent as of both August 1, 2009 and January 31, 2009.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and six months ended August 1, 2009 and August 2, 2008. We did make benefit payments of $0.2 million and $0.3 million, funded by operating cash flows, during the six months ended August 1, 2009 and August 2, 2008, respectively.

The following table summarizes the expected future benefit payments (in thousands):

Remainder of fiscal 2009	$204
2010	408
2011	586
2012	572
2013	572
Years 2014 - 2018	2,859

8. Commitments

Leases

During the three months ended August 1, 2009 and August 2, 2008, we incurred aggregate rent expense under operating leases of $19.7 million and $18.2 million, respectively, and $0.1 million and $0.3 million, respectively, of rent expense classified as store pre-opening cost. During the six months ended August 1, 2009 and August 2, 2008, we incurred aggregate rent expense under operating leases of $39.2 million and $35.8 million, respectively, and $0.3 million and $0.6 million, respectively, of rent expense classified as store pre-opening cost.

As of August 1, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases totaled $647.4 million.

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

In addition, the amendment extended the lease term for the existing building and land through July 31, 2038.   This amendment is considered to be a new lease for accounting purposes and was determined to be an operating lease primarily due to a higher incremental borrowing rate for commercial real estate with a similar term given the real estate and credit markets at the time. Therefore, the original lease will continue to be accounted for as a capital lease through the end of the original lease term of July 31, 2028 and the extended ten-year term will be accounted for as an operating lease.

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

As of August 1, 2009, January 31, 2009 and August 2, 2008 we had no borrowings under the credit facilities and $27.7 million, $16.1 million and $13.7 million in letters of credit outstanding, respectively.

Other

We had inventory purchase commitments of approximately $230.8 million, $145.8 million and $198.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.  As of August 1, 2009, January 31, 2009 and August 2, 2008 we had $2.4 million, $2.4 million and $3.2 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Deferred marketing fees and revenue sharing - beginning of period	$9,679	$11,377	$10,741	$12,316
Marketing fees received	437	515	828	1,195
Revenue sharing received	6,549	2,946	6,549	2,946
Marketing fees recognized to revenue	(1,257)	(1,504)	(2,590)	(3,123)
Revenue sharing recognized to revenue	(1,611)	(561)	(1,731)	(561)
Deferred marketing fees and revenue sharing - end of period	$13,797	$12,773	$13,797	$12,773
Less - Current deferred marketing fees and revenue sharing	5,671	5,314	5,671	5,314
Long-term deferred marketing fees and revenue sharing	$8,126	$7,459	$8,126	$7,459

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $6.8 million and the deferred revenue sharing payment of $7.0 million as of August 1, 2009 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2009	$2,161	$880	$3,041
2010	2,911	1,759	4,670
2011	1,205	1,759	2,964
2012	430	1,759	2,189
2013	127	806	933
	$6,834	$6,963	$13,797

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended August 1, 2009 and August 2, 2008 was approximately $0.8 million and $1.3 million, respectively.  During the six months ended August 1, 2009 and August 2, 2008 sales royalty revenue recognized was approximately $2.4 million for both periods presented.  The amount of deferred sales royalty recorded in accrued liabilities was $4.4 million, $4.1 million and $3.4 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales (a):
Retail	$183,394	$189,357	$354,104	$376,228
Direct	41,798	52,077	99,455	136,311
Consolidated net sales	$225,192	$241,434	$453,559	$512,539
Segment operating income:
Retail	$12,844	$24,341	$16,200	$26,946
Direct	8,495	10,669	18,607	27,155
Total segment operating income	21,339	35,010	34,807	54,101
Corporate and other	(28,372)	(29,264)	(53,452)	(63,361)
Consolidated income (loss) from operations	$(7,033)	$5,746	$(18,645)	$(9,260)
Depreciation and amortization:
Retail	$11,919	$10,971	$23,720	$21,224
Direct	356	424	739	871
Corporate and other	3,556	3,433	7,104	7,717
Consolidated depreciation and amortization	$15,831	$14,828	$31,563	$29,812

(a)                   There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct.  Retail sales consists of sales generated at our premium retail stores and outlet stores along with our day spa locations.  Direct sales consist of sales generated through our e-commerce web site and from orders taken over the phone or through the mail.

Company Initiatives

Over the past 18 months, we have made substantial changes to our merchandise and business by implementing certain key initiatives, which will continue to be our focus through fiscal 2009. We believe these initiatives will continue to further our goal of becoming one of the premier specialty retailers for women 35 years of age and older in the United States. These key initiatives include:

•                  Increased focus on product and customer experience

•                  Injecting product and the customer into decision making throughout the company

•                  Restoration of the full price heritage of the Coldwater Creek brand

•                  Shift in marketing approach

•                  Increased efficiency in the use of resources

Our product and the customer experience are the foundation of all decision making at Coldwater Creek. Our highest priority is to continually improve our product and assortment as we believe that our success depends on offering the appropriate balance of fashion, fit, quality and value that is relevant to the entire range of our target customer base. We are focused on expanding our product by offering more diversity in fit and fabrics to ensure we are more relevant to our entire customer demographic. In addition, we remain focused on enhancing the customer experience by returning to the boutique shopping experience through offering the appropriate balance of key items and unique products, combined with our exceptional customer service. We believe our merchandise initiatives in fashion, fit and value are reflected in our fall assortment. For this reason, we plan to make additional investments in marketing and inventory in order to drive traffic and sales.

Historically, we have used a broad based marketing strategy of catalog circulation and national magazine advertising. During fiscal 2008 and the first half of fiscal 2009, we shifted to a more point-of-sale, in-store focus through programs, such as assisting customers through a personal shopper. In addition, we are developing traffic drivers through innovative e-mail campaigns, retail mailers and newspaper ads, as well as through our customer loyalty programs, as we continued to focus on maintaining and better engaging our best customers, as well as attracting new customers through select advertising placement. We continue to test and refine these promotions to ensure that we are reaching the greatest number of customers in the most cost effective and efficient manner possible. As we believe our merchandise initiatives in fashion, fit and value are reflected in our fall assortment, our third quarter 2009 catalog circulation is expected to increase by at least 40% over the third quarter 2008. We also expect to make additional investments in national magazine advertising during the third quarter of fiscal 2009. We believe our national advertising campaign will enable us to effectively market the changes we have made to our merchandise.

We also expect to invest in increased levels of inventory during the third quarter of fiscal 2009 as a result of our implemented merchandise initiatives. We reduced our premium retail store inventory per square foot by approximately 8.1 percent as of August 1, 2009 compared to August 2, 2008, while premium retail square footage grew by approximately 11.3 percent over the same period. While we will continue to tightly manage our inventories, we believe that our recent efforts to reduce inventories on a per square foot basis has positioned us to capitalize on our implemented merchandise initiatives.

We remain committed to restoring the full price heritage to our brand by continuing to be more prudent with promotional activity and discounting. However, we will continue to have promotions to drive traffic to our stores and to remain competitive in this challenging environment. We believe that prudently managing our promotions and discounting, maintaining conservative retail inventories on a square foot basis, and expanding our direct sourcing program, are critical to improving margins and returning to our full price heritage. In addition, we have seen a shift in customer purchasing toward more value-priced merchandise, which we believe is a result of today’s challenging economic conditions and the decline in consumer confidence. Therefore, during the remainder of fiscal 2009, we will continue to offer quality merchandise at compelling prices through value-pricing on select merchandise and promotions.

In addition, we have carefully evaluated our entire organization to determine where we can improve operational efficiencies. We remain focused on further reducing our cost structure and preserving capital as business conditions warrant. During the second quarter of fiscal 2009, our cost control efforts resulted in decreased selling, general and administrative expense (SG&A) of approximately $5.7 million compared to the second quarter of fiscal 2008. This decrease is primarily the result of lower employee expense as a result of the realignment of retail operations staffing and the elimination of certain corporate support positions during fiscal 2008. We believe that these select staff reductions, as well as reduced travel, lower catalog page counts, more cost effective advertising and other cost savings initiatives put us on track to achieve our goal of reducing SG&A expenses by approximately $30 million for the full year of fiscal 2009.

We continue to expect our capital expenditures to approximate $30 million in fiscal 2009, down from approximately $81 million in fiscal 2008, which is based on reduced new store growth plans and lower technology investments. During the first six months of fiscal 2009, we have opened nine of the 10 new stores planned in fiscal 2009 and replaced our inventory planning and allocation systems. Despite overall lower technology investments, we are continuing to improve various information technology tools and systems to enhance operating efficiency and enable our infrastructure to accommodate growth. We are also in the process of relocating our New York design office.

Other Developments

On February 13, 2009, we entered into a secured Credit Agreement with Wells Fargo Retail Finance, LLC. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. Our new agreement provides a revolving line of credit up to $70 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million.

Comparison of the Three Months Ended August 1, 2009 with the Three Months Ended August 2, 2008

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended August 1, 2009 as compared to the three months ended August 2, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	August 1,	% of	August 2,	% of
	2009	net sales	2008	net sales	$ change	% change

Net sales	$225,192	100.0%	$241,434	100.0%	$(16,242)	(6.7)%
Cost of sales	149,464	66.4%	145,786	60.4%	3,678	2.5%
Gross profit	75,728	33.6%	95,648	39.6%	(19,920)	(20.8)%
Selling, general and administrative expenses	82,761	36.8%	88,450	36.6%	(5,689)	(6.4)%
Loss on asset impairments	—	0.0%	1,452	0.6%	(1,452)	(100.0)%
Income (Loss) from operations	(7,033)	(3.1)%	5,746	2.4%	(12,779)	*
Interest, net and other	(151)	(0.1)%	537	0.2%	(688)	*
Income (Loss) before income taxes	(7,184)	(3.2)%	6,283	2.6%	(13,467)	*
Income tax provision (benefit)	(2,262)	(1.0)%	3,143	1.3%	(5,405)	*
Net income (loss)	$(4,922)	(2.2)%	$3,140	1.3%	$(8,062)	*
Effective income tax rate	31.5%		50.0%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program. In addition, shipping fees received from customers for delivery of merchandise are included in the direct segment.

Net sales decreased during the three months ended August 1, 2009 as compared with the three months ended August 2, 2008 primarily due to a 10.2 percent decrease in comparable premium store sales(1) and a $10.3 million decrease in sales through our direct segment. These decreases were partially offset by net sales generated by the addition of 33 premium retail stores and four merchandise clearance outlet stores since August 2, 2008. During the three months ended August 1, 2009 we closed one merchandise clearance outlet store.

We believe our sales performance for the three months ended August 1, 2009 was negatively impacted by difficult macroeconomic conditions, which are evidenced in our business by a highly promotional retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. During the three months ended August 1, 2009, we experienced a decline in comparable premium retail store traffic of 11.0 percent and a decrease in average transaction value of direct sales of 16.0 percent as compared to the same period in 2008.  The average transaction value of premium retail stores declined 7.8 percent for the three months ended August 1, 2009, as compared to the same three-month period in 2008. In addition, we believe that our lower inventory levels negatively impacted the results of our summer sales event. During the three months ended August 1, 2009, catalog circulation remained relatively flat, compared to the three months ended August 2, 2008.

In addition, shipping fees received from customers for delivery of merchandise decreased by $1.4 million from $6.5 million for the three months ended August 2, 2008, to $5.1 million for the three months ended August 1, 2009, which is associated with lower order volume.

Revenue from our co-branded credit card program remained relatively flat, increasing $0.3 million for the three months ended August 1, 2009, as compared with the same period in 2008. As part of the co-branded credit card program, we received revenue sharing payments of approximately $6.5 million and $2.9 million during the three months ended August 1, 2009 and August 2, 2008, respectively. The amount of revenue sharing recognized as revenue during the three months ended August 1, 2009 and August 2, 2008 was approximately $1.6 million and $0.6 million, respectively. The amount of sales royalty and marketing fees revenue recognized as revenue during the three months ended August 1, 2009 and August 2, 2008 was approximately $2.1 million and $2.8 million, respectively.

Cost of Sales/Gross Profit

The gross profit rate decreased by 6.0 percentage points during the three months ended August 1, 2009, as compared to the three months ended August 2, 2008.  The decrease in our gross profit rate was primarily the result of a 4.5 percentage point decline

(1) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended August 1, 2009, the comparable premium store retail base included 300 premium retail stores compared to 233 premium retail stores for the same period of fiscal 2008. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

attributable to value-pricing and an increase in promotional discounts(2), which were partially offset by a decrease in markdowns(3). We also experienced a decrease in the leveraging of our retail occupancy costs, which represented an approximate 2.0 percentage point decline. These decreases were offset by lower shipping and handling costs of 0.2 percentage points due to lower direct sales and lower buying and distribution costs of 0.3 percentage points.

Selling, General and Administrative Expenses

SG&A decreased $5.7 million in the three months ended August 1, 2009 as compared with the same period in the prior year, primarily driven by decreased employee and overhead expenses and to a lesser extent a decrease in marketing expenses, related to our cost savings initiatives. As a percentage of net sales, SG&A expense increased by 0.2 percentage points in the three months ended August 1, 2009 as compared with the three months ended August 2, 2008. This increase in SG&A rate was the result of a 0.2 percentage point increase in overhead expenses and 0.1 percentage point increase in marketing expenses, offset by a 0.1 percentage point decrease in employee expenses. The increase in overhead and marketing expenses as a percentage of sales is primarily the result of decreased leveraging. The decrease in employee expenses is primarily due to the elimination of certain corporate support positions during fiscal 2008.

Loss on Asset Impairment

During the three months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. No impairments were recorded during the three months ended August 1, 2009.

Interest, Net and Other

The decrease in interest, net and other for the three months ended August 1, 2009 as compared with the same period in the prior year is primarily the result of lower interest income rates on our cash balances.

Provision for Income Taxes

The benefit for income taxes for the three months ended August 1, 2009 as compared with the provision in the same period in the prior year was the result of a pre-tax loss, resulting in a tax benefit of $2.3 million. See Note 2 to our condensed consolidated financial statements for further discussion of the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	August 1, 2009	% of Net Sales	August 2, 2008	% of Net Sales	% Change
Net sales:
Retail	$183,394	81.4%	$189,357	78.4%	(3.1)%
Direct	41,798	18.6%	52,077	21.6%	(19.7)%
	$225,192	100.0%	$241,434	100.0%	(6.7)%
Segment operating income:
Retail	$12,844		$24,341		(47.2)%
Direct	8,495		10,669		(20.4)%
Segment operating income	$21,339		$35,010		(39.0)%
Unallocated corporate and other	(28,372)		(29,264)		(3.0)%
Income from operations	$(7,033)		$5,746		*

* Comparisons from positive to negative values are not considered meaningful.

(2) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

(3) We define markdowns generally as permanent reductions from the original selling price.

Retail Segment

Net Sales

The $6.0 million decrease in retail segment net sales for the three months ended August 1, 2009 as compared with the three months ended August 2, 2008 is primarily the result of a decrease in net sales in our comparable premium retail stores of 10.2 percent.  This decrease in comparable store sales reflects a decrease in comparable premium retail store traffic of 11.0 percent and a decrease in premium retail store transaction value of 7.8 percent for the three months ended August 1, 2009 as compared to the three months ended August 2, 2008. In addition, retail segment net sales were negatively impacted by our low inventory levels. This decrease was partially offset by net sales generated from the addition of 33 premium retail stores since August 2, 2008.

Additionally, net sales from merchandise clearance outlet stores decreased $0.7 million, which includes the addition of four outlet stores and the closure of one, in the three months ended August 1, 2009 as compared with the three months ended August 2, 2008. Net sales generated from our day spas decreased $0.5 million for the three months ended August 1, 2009 as compared with the three months ended August 2, 2008.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended August 1, 2009 as compared with the three months ended August 2, 2008 decreased by 5.9 percentage points. Increased promotional discounts, which were partially offset by decreased in-store markdown activity, contributed to a 5.6 percentage point decline in merchandise margins. Retail segment operating income was also negatively impacted by a 1.5 percentage point reduction in the leveraging of retail occupancy costs, which includes an impairment charge of $1.5 million in the three months ended August 2, 2008, and a 0.4 percentage point reduction in the leveraging of marketing costs. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales. These reductions were offset by lower employee expenses and certain overhead costs, which contributed to a 1.4 and 0.2 percentage point improvement, respectively.

Direct Segment

Net Sales

The direct segment net sales decreased $10.3 million during the three months ended August 1, 2009 as compared to the three months ended August 2, 2008. Sales through our Internet channel decreased $8.2 million from $39.4 million for the three months ended August 2, 2008 to $31.2 million for the three months ended August 1, 2009.  Sales from our phone and mail channel for the same period decreased $2.1 million from $12.7 million to $10.6 million.

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, our low inventory levels, and an approximate 14.6 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns.  Phone and mail net sales were also impacted by fewer orders, our low inventory levels and an approximate 19.7 percent decrease in average transaction value during the period. In addition we mailed 0.3 million, or 2.8 percent, fewer catalogs during the three months ended August 1, 2009 as compared to the same period in the prior year.

Phone and mail net sales are derived from orders taken from customers over the phone or through the mail. Phone and mail are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through our retail or Internet channels that we believe were driven by the initial receipt of a catalog are not included in phone and mail net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect phone and mail business net sales to continue to generally decrease as a percentage of total net sales.

Direct segment net sales were also negatively impacted by a decrease of $1.4 million in shipping revenue during the three months ended August 1, 2009 as compared to the three months ended August 2, 2008, which is associated with lower order volume.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended August 1, 2009 as compared with the three months ended August 2, 2008 decreased by 0.2 percentage points. The direct segment operating income rate was negatively impacted by a 0.5 and 0.4 percentage point decrease in leveraging of employee expenses and marketing expenses, respectively. In addition, increased clearance activity resulted in a 0.1 percentage point decline in merchandise margins. These decreases were partially offset by a 0.8 percentage point improvement due to lower overhead costs, as a result of our cost savings initiatives.

Corporate and Other

Corporate and other expenses decreased $0.9 million in the three months ended August 1, 2009 as compared to the three months ended August 2, 2008. This decrease is primarily the result of:

•      $0.3 million decrease in employee expenses, primarily consisting of a reduction in salaries and incentive compensation;

•      $0.2 million decrease in marketing expenses, primarily as a result of fewer national magazine advertising campaigns;

•      $0.2 million decrease in corporate support costs, primarily as a result of cost savings initiatives; and

•      $0.2 million decrease in occupancy costs.

Comparison of the Six Months Ended August 1, 2009 with the Six Months Ended August 2, 2008

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended August 1, 2009 as compared to the six months ended August 2, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	August 1,	% of	August 2,	% of
	2009	net sales	2008	net sales	$ change	% change

Net sales	$453,559	100.0%	$512,539	100.0%	$(58,980)	(11.5)%
Cost of sales	306,731	67.6%	324,091	63.2%	(17,360)	(5.4)%
Gross profit	146,828	32.4%	188,448	36.8%	(41,620)	(22.1)%
Selling, general and administrative expenses	165,473	36.5%	196,256	38.3%	(30,783)	(15.7)%
Loss on asset impairments	—	0.0%	1,452	0.3%	(1,452)	(100.0)%
Loss from operations	(18,645)	(4.1)%	(9,260)	(1.8)%	(9,385)	(101.3)%
Interest, net and other	(310)	(0.1)%	1,090	0.2%	(1,400)	*
Loss before income taxes	(18,955)	(4.2)%	(8,170)	(1.6)%	(10,785)	(132.0)%
Income tax benefit	(6,471)	(1.4)%	(2,070)	(0.4)%	(4,401)	(212.6)%
Net loss	$(12,484)	(2.8)%	$(6,100)	(1.2)%	$(6,384)	(104.7)%
Effective income tax rate	34.1%		25.3%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales decreased during the six months ended August 1, 2009 as compared with the six months ended August 2, 2008 primarily due to a decrease in comparable premium store sales and a $36.9 million decrease in sales through our direct segment. These decreases were partially offset by net sales generated by the addition of 33 premium retail stores and four merchandise clearance outlet stores since August 2, 2008. During the second quarter of fiscal 2009 we closed one merchandise clearance outlet store.

We believe our sales performance for the six months ended August 1, 2009 was negatively impacted by difficult macroeconomic conditions, which are evidenced in our business by a highly promotional retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. We experienced a decline in comparable premium retail store traffic of 19.0 percent and 11.0 percent in the first and second quarters of fiscal 2009, respectively. The average transaction value of premium retail and direct sales declined 3.9 and 6.8 percent, respectively for the six months ended August 1, 2009, as compared to the same six-month period in 2008. In addition, we believe that our lower inventory levels negatively impacted the results of our summer sales event. During the six months ended August 1, 2009, catalog circulation decreased 10.9 million, or 26.2 percent, compared to the six months ended August 2, 2008, which we believe also contributed to lower total net sales in all channels.

In addition, shipping fees received from customers for delivery of merchandise decreased by $6.9 million from $17.7 million for the six months ended August 2, 2008, to $10.8 million for the six months ended August 1, 2009, which is associated with lower order volume.

Revenue from our co-branded credit card program increased $0.6 million for the six months ended August 1, 2009 as compared with the same period in 2008. The amount of revenue sharing recognized as revenue during the six months ended August 1, 2009 and August 2, 2008 was approximately $1.7 million and $0.6 million, respectively. The amount of sales royalty and marketing fees revenue recognized as revenue during the three months ended August 1, 2009 and August 2, 2008 was approximately $5.0 million and $5.5 million, respectively.

Cost of Sales/Gross Profit

The gross profit rate decreased by 4.4 percentage points during the six months ended August 1, 2009 as compared to the six months ended August 2, 2008.  The decrease in our gross profit rate was primarily the result of decreased leveraging of our retail occupancy costs, representing approximately 3.0 percentage points and a 1.8 percentage point decline attributable to value-pricing and an increase in promotional discounts, which were partially offset by decrease in markdowns. These decreases were offset by lower shipping and handling costs of 0.3 percentage points due to lower direct sales and a 0.1 percent point increase as a result of decreased buying and distribution costs.

Selling, General and Administrative Expenses

SG&A decreased $30.8 million in the six months ended August 1, 2009 as compared with the same period in the prior year, primarily driven by decreased employee, marketing and overhead expenses related to our cost savings initiatives. As a percentage of net sales, SG&A expense decreased by 1.8 percentage points in the six months ended August 1, 2009 as compared with the six months ended August 2, 2008. This decrease in SG&A rate was the result of a 1.3 percentage point decrease in marketing expenses, a 0.2 percentage point decrease in overhead expenses and a 0.3 percentage point decrease in employee expenses.

Loss on Asset Impairment

During the six months ended August 2, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. No impairments were recorded during the six months ended August 1, 2009.

Interest, Net and Other

The decrease in interest, net and other for the six months ended August 1, 2009 as compared with the same period in the prior year is primarily the result of lower interest income rates on our cash balances.

Provision for Income Taxes

The increase in the benefit for income taxes for the six months ended August 1, 2009 as compared with the same period in the prior year was the result of a higher pre-tax loss. See Note 2 to our condensed consolidated financial statements for further discussion on the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Six Months Ended
	August 1, 2009	% of Net Sales	August 2, 2008	% of Net Sales	% Change
Net sales:
Retail	$354,104	78.1%	$376,228	73.4%	(5.9)%
Direct	99,455	21.9%	136,311	26.6%	(27.0)%
	$453,559	100.0%	$512,539	100.0%	(11.5)%
Segment operating income:
Retail	$16,200		$26,946		(39.9)%
Direct	18,607		27,155		(31.5)%
Segment operating income	$34,807		$54,101		(35.7)%
Unallocated corporate and other	(53,452)		(63,361)		(15.6)%
Loss from operations	$(18,645)		$(9,260)		101.3%

Retail Segment

Net Sales

The $22.1 million decrease in retail segment net sales for the six months ended August 1, 2009 as compared with the six months ended August 2, 2008 is primarily the result of a decrease in net sales in our comparable premium retail stores.  This decrease in comparable store sales reflects a decrease in comparable premium retail store traffic of 19.0 percent and 11.0 percent in the first and second quarters of fiscal 2009, respectively. Sales were also negatively impacted by a decline in average transaction value of premium retail stores of 3.9 percentage points for the six months ended August 1, 2009, as compared to the same six-month period in 2008. In addition, retail segment net sales were negatively impacted by our low inventory levels. This decrease was partially offset by net sales generated from the addition of 33 premium retail stores since August 2, 2008.

Additionally, net sales from merchandise clearance outlet stores increased $0.7 million, which includes the addition of four outlet stores and the closure of one, in the six months ended August 1, 2009 as compared with the six months ended August 2, 2008. These increases were partially offset by net sales from our day spas, which decreased $0.9 million for the six months ended August 1, 2009 as compared with the six months ended August 2, 2008.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the six months ended August 1, 2009 as compared with the six months ended August 2, 2008 decreased by 2.6 percentage points. The decrease was primarily due to a 2.8 percentage point reduction in the leveraging of retail occupancy costs, which includes an impairment charge of $1.5 million in the six months ended August 2, 2008, and a 0.4 percentage point reduction in the leveraging of marketing costs. The reduced leveraging of operating expenses is primarily due to a decrease in comparable store sales. Increased promotional discounts, which were partially offset by decreased in-store markdown activity, contributed to a 1.2 percentage point decline in merchandise margins. These reductions were offset by a decrease in employee related costs and certain overhead costs, which contributed to a 1.3 and 0.5 percentage point improvement, respectively.

Direct Segment

Net Sales

The direct segment net sales decreased $36.9 million during the six months ended August 1, 2009 as compared to the six months ended August 2, 2008. Sales through our Internet channel decreased $25.5 million from $103.1 million for the six months ended August 2, 2008 to $77.6 million for the six months ended August 1, 2009.  Sales from our phone and mail channel for the same period decreased $11.4 million from $33.2 million to $21.8 million.

The decrease in Internet business net sales is primarily due to fewer orders over the Internet, our low inventory levels, and an approximate 6.0 percent decrease in average transaction value during the period as a result of higher levels of Internet markdowns.  Phone and mail net sales were also impacted by fewer orders, our low inventory levels and an approximate 5.3 percent decrease in average transaction value during the period. In addition we mailed 10.9 million, or 26.2 percent, fewer catalogs during the six months ended August 1, 2009 as compared to the same period in the prior year.

Phone and mail net sales are derived from orders taken from customers over the phone or through the mail. Phone and mail are used as a brand marketing vehicle to drive sales in all channels and we encourage customers to choose the channel they deem most convenient. Sales made through our retail and Internet channels that we believe were driven by the initial receipt of a catalog are not included in phone and mail net sales. Consequently, as customers choose to purchase merchandise through other channels, we expect phone and mail business net sales to continue to generally decrease as a percent of total net sales.

Direct segment net sales were also negatively impacted by a decrease of $6.9 million in shipping revenue during the six months ended August 1, 2009 as compared to the six months ended August 2, 2008, which is associated with lower order volume.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the six months ended August 1, 2009 as compared with the six months ended August 2, 2008 decreased by 1.2 percentage points. Increased clearance activity resulted in a 3.8 percentage point decline in merchandise margins. In addition, our direct segment operating income rate was negatively impacted by a 1.2 percentage point decrease in leveraging of employee expenses. These decreases were partially offset by a 3.1 and 0.7 percentage point improvement due to a decrease in marketing costs and certain overhead costs, respectively, as a result of our cost savings initiatives.

Corporate and Other

Corporate and other expenses decreased $9.9 million in the six months ended August 1, 2009 as compared to the six months ended August 2, 2008. This decrease is primarily the result of:

•      $5.1 million decrease in employee expenses, primarily consisting of a reduction in salaries and incentive compensation;

•      $2.3 million decrease in marketing expenses, primarily as a result of fewer national magazine advertising campaigns;

•      $1.4 million decrease in corporate support costs, primarily as a result of cost savings initiatives; and

•      $1.1 million decrease in occupancy costs.

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

Liquidity and Capital Resources

In recent fiscal years, we financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from our May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize our bank credit facility.

Our secured Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of August 1, 2009, we had no borrowings under this credit facility and $27.7 million in letters of credit issued.

Operating activities generated $18.5 million and $68.1 million of positive cash flow during the six months ended August 1, 2009 and August 2, 2008, respectively.

On a comparative year-to-year basis, the $49.5 million decrease in cash flows from operating activities during the six months ended August 1, 2009 as compared with the six months ended August 2, 2008 resulted primarily from lower sales, decreased gross margin and increased payments on inventory purchases. We also experienced a decrease in cash collected on tenant allowances of $12.8 million as total cash collected was $6.4 million during the six months ended August 1, 2009 as compared to $19.2 million during the six months ended August 2, 2008 and a $0.8 million decrease in interest income collected. These decreases were offset by an increase of $2.7 million in fees collected from the co-branded credit card program, which includes a $6.5 million payment received related to the revenue sharing component of our co-branded credit card program and an $11.3 million dollar increase in tax refunds received.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $13.3 million and $44.8 million during the six months ended August 1, 2009 and August 2, 2008, respectively. Capital expenditures during the six months ended August 1, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of seven additional premium retail stores, four merchandise clearance outlet stores, one premium retail store under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the six months ended August 2, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 16 additional premium retail stores, three merchandise clearance outlet stores, 23 premium retail stores under construction, office space expansion and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Cash outflows for the six months ended August 2, 2008 were offset by cash inflows of $3.1 million related to the proceeds from the sale of certain assets.

Cash outflows from financing activities were $1.0 million during the six months ended August 1, 2009, whereas, we had cash inflows from financing activities of $0.4 million during the six months ended August 2, 2008. The cash outflows were derived from costs associated with our credit facility and payments made on our capital lease and other financing obligations. Cash outflows were offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $98.6 million in consolidated working capital at August 1, 2009, compared with $93.0 million at January 31, 2009 and $110.1 million at August 2, 2008. Our consolidated current ratio was 1.54 at August 1, 2009, compared with 1.51 at January 31, 2009 and 1.60 at August 2, 2008.

Capital expenditures for the full year in fiscal 2009 are expected to be approximately $30.0 million, primarily associated with the premium retail store expansion, store-related expenditures, corporate branding, the relocation of our New York design office, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

The deterioration of the financial, credit and housing markets has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these considerations into our business plans and have responded by implementing significant cost and capital savings initiatives. We have reduced our planned capital expenditures to approximately $30 million primarily as a result of our reduced store growth plans and lower information technology purchases. During the first six months of fiscal 2009, we have opened nine of our 10 new stores planned in fiscal 2009 and replaced our inventory planning and allocation systems. We have also invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities.

We do not anticipate borrowing under our credit facility during fiscal 2009. We believe cash flow from operations and current cash on hand will be sufficient to fund current operations and retail store openings under our current store roll-out plan. However, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Future Outlook

We continue to operate and compete in challenging economic conditions. These conditions continued in the first half of fiscal 2009, with the deterioration of the financial, credit and housing markets, resulting in continued low consumer confidence and availability of consumer credit. These conditions have carried into the third quarter of fiscal 2009 and continue to have a negative impact on our sales, gross margins and operating performance. We believe the current conditions, in particular low retail store traffic levels, highly competitive retail selling environment and a shift in customer purchasing toward more value priced merchandise, will continue for the remainder of fiscal 2009 and the foreseeable future.

Although we have implemented and continue to improve on our initiatives and have seen meaningful improvement in our sales trends, we remain cautious given the ongoing promotional retail environment, which may limit our ability to increase our margins in the third quarter of fiscal 2009. Our main focus for the foreseeable future will continue to be preservation of our brand and core competencies, and the prudent management of our business, including controlling costs, managing our inventory levels and preserving cash. However, we believe our merchandise initiatives in fashion, fit and value are reflected in our fall assortment. For this reason, we plan to make additional investments in marketing and inventory in order to drive traffic and sales.

We continue to believe that our retail expansion will be the key driver for our long term growth. However, we intend to pursue a significantly scaled back store rollout program until such time as we experience a sustained improvement in economic conditions. We are planning to open no more than ten stores in fiscal 2009, of which nine have opened as of September 8, 2009.

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

The deterioration of the financial, credit, and housing markets has had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business resulting in us evaluating certain retail stores for impairment as of January 31, 2009. Based on this evaluation we concluded that these retail stores were not impaired. Though we believe that no impairment of our long-lived assets exists as of August 1, 2009, if market conditions were to continue to deteriorate for an extended period of time, it is possible that we could record impairments of certain long-lived assets in the future.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our taxable income in prior carryback years, projections of future reversals of existing temporary differences, the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of August 1, 2009, if we were to continue to incur operating losses or not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 31, 2009. As of August 1, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $647.4 million. We also had inventory purchase commitments of approximately $230.8 million at August 1, 2009. There have been no other material changes in contractual obligations outside the ordinary course of business since January 31, 2009.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended August 1, 2009, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 1, 2009. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2009.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2009 we installed a new core merchandising system, the second phase of our new enterprise resource planning system.  As a result, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that these actions constitute a change in internal control over financial reporting that is reasonably likely to materially affect our internal controls over financial reporting.  Testing of the operating effectiveness of these changes to our internal controls over financial reporting will not be completed until the fourth quarter.

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

ITEM 1A.                     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the quarter ended August 1, 2009 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission. Other risks facing the Company are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

General economic conditions have impacted consumer spending and may adversely affect our financial position.

Consumer spending patterns are highly sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. These conditions, which have continued into the third quarter of fiscal 2009, had a negative impact on our revenues, gross margins, operating cash flows and earnings in the first half of fiscal 2009 and fiscal years 2008 and 2007. We believe these conditions, in particular the highly competitive selling environment, low retail store traffic levels and the shift in customer purchasing toward more value priced merchandise, will continue throughout fiscal 2009 and for the foreseeable future. Although we have seen improvement in some aspects of our business, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, operating cash flows and earnings. Continued declines in our profitability could result in a charge to earnings for a valuation allowance against our deferred tax assets or an impairment of our stores, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses. Any opportunistic investments we make in inventory or marketing in the current economic climate may not achieve the intended results which could result in further decreases in earnings and operating cash flows.

Our credit facility contains borrowing base and other provisions that may restrict our ability to access it.

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

Our failure to predict customer spending patterns and preferences may reduce our revenues, gross margins and earnings.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences, which can vary by season and from one geographic region to another and be affected by general economic conditions that are difficult to predict. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products.  If our merchandise does not appeal to our customers, we may be required to sell our merchandise at increased markdown levels and lower margins.

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

We have recently implemented changes to our business strategy that we expect over time will both increase the appeal of our merchandise to customers and reduce the impact of discounting and promotions. However, these initiatives will take time to be fully implemented and may not have a positive effect on our operating results. In addition, if the demand for our merchandise is lower than expected, given our increased investments in inventory in the current economic climate, we will be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While integration efforts are ongoing, we completed the installation of our new core merchandising system during the second quarter of fiscal 2009. This merchandising system is a central component affecting many aspects of our business. Installing and integrating vital components of our management information systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers, inability to deliver merchandise to our stores or our customers and our potential inability to meet reporting requirements, any of which would harm our business and could impair our results of operations.

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

Our reliance on third party vendors subjects us to uncertainties that could impact our cost to source merchandise and delay or prevent merchandise shipments.

We expect to continue to expand our direct sourcing program and to source more apparel directly from foreign vendors, particularly those located in Asia as well as those located in India and Central America. During fiscal 2008 we were the importer of record for approximately 60 percent of our total apparel purchases. We believe there is opportunity to increase our direct sourcing slightly during fiscal 2009, with the ultimate target being 65 to 70 percent. Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties, which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

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

•                  volatile fuel and energy costs;

•                  failure of vendors to adhere to our quality assurance standards or our standards for conducting business;

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

The current macroeconomic environment has had an adverse impact on the commercial real estate sector, including some of our retail landlords.   On April 16, 2009, a national owner and operator of shopping malls, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”) filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.

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

Our future success depends largely on the contributions and abilities of key executives and other employees. The loss of any of our key employees could have a material adverse effect on the business. Furthermore, the current economic conditions or the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders of Coldwater Creek Inc. was held on June 13, 2009. At such meeting, the following proposals were voted upon and approved:

Proposal No. 1: To elect three class III directors to the Company’s Board of Directors.

	For	Withheld
Dennis C. Pence	63,389,498	3,834,129
Robert H. McCall	63,294,106	3,929,521
Frank M. Lesher	66,304,262	919,365

Continuing Directors:

Curt Hecker

Daniel Griesemer

Georgia Shonk-Simmons

James R. Alexander

Kay Isaacson-Leibowitz

Jerry Gramaglia

Michael J. Potter

Proposal No. 2: To ratify the appointment of Deloitte and Touche LLP as our independent registered public accounting firm for fiscal 2009.

For	Against	Abstain	Broker non-votes
66,737,658	450,367	35,602	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 10th day of September 2009.

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