Form 10-Q
period 2009-10-31
COLDWATER CREEK INC
filed 2009-12-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 4, 2009
Common Stock ($.01 par value)	92,044,205

Coldwater Creek Inc.

Form 10-Q

For the Quarterly Period Ended October 31, 2009

“We”, “us”, “our”, “Company” and “Coldwater Creek”, unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except for share data)

	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,640	$81,230	$72,350
Receivables	14,098	15,991	25,204
Inventories	192,995	135,376	171,368
Prepaid and other	14,108	11,086	19,452
Income taxes recoverable	5,322	14,895	4,078
Prepaid and deferred marketing costs	11,554	5,361	11,798
Deferred income taxes	15	9,792	8,113
Total current assets	307,732	273,731	312,363

Property and equipment, net	308,834	337,766	348,285
Deferred income taxes	79	14,147	12,566
Restricted cash	1,776	1,776	2,664
Other	1,305	1,207	810
Total assets	$619,726	$628,627	$676,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$140,598	$93,355	$134,528
Accrued liabilities	71,849	82,469	71,900
Current deferred marketing fees and revenue sharing	5,380	4,918	5,098
Total current liabilities	217,827	180,742	211,526

Deferred rents	129,748	137,216	136,604
Capital lease and other financing obligations	11,936	13,316	13,410
Supplemental Employee Retirement Plan	9,229	7,807	8,330
Deferred marketing fees and revenue sharing	7,440	5,823	6,599
Other	646	1,227	998
Total liabilities	376,826	346,131	377,467

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 91,969,205, 91,264,527 and 91,186,600 shares issued, respectively	920	913	912
Additional paid-in capital	122,010	115,921	114,548
Accumulated other comprehensive loss	(572)	(1,334)	(1,788)
Retained earnings	120,542	166,996	185,549
Total stockholders’ equity	242,900	282,496	299,221
Total liabilities and stockholders’ equity	$619,726	$928,627	$676,688

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$266,658	$228,453	$720,217	$740,992
Cost of sales	169,529	142,339	476,260	466,430
Gross profit	97,129	86,114	243,957	274,562
Selling, general and administrative expenses	108,192	88,765	273,665	285,021
Loss on asset impairment	—	—	—	1,452
Loss from operations	(11,063)	(2,651)	(29,708)	(11,911)
Interest, net, and other	(248)	353	(558)	1,443
Loss before income taxes	(11,311)	(2,298)	(30,266)	(10,468)
Income tax provision (benefit)	22,659	(988)	16,188	(3,058)
Net loss	$(33,970)	$(1,310)	$(46,454)	$(7,410)
Net loss per share - Basic	$(0.37)	$(0.01)	$(0.51)	$(0.08)
Weighted average shares outstanding - Basic	91,644	91,115	91,436	90,979
Net loss per share - Diluted	$(0.37)	$(0.01)	$(0.51)	$(0.08)
Weighted average shares outstanding - Diluted	91,644	91,115	91,436	90,979

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 31, 2009	November 1, 2008
OPERATING ACTIVITIES:
Net loss	$(46,454)	$(7,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,478	44,282
Stock-based compensation expense	5,908	3,583
Loss on asset impairments	—	1,452
Supplemental Employee Retirement Plan expense	2,835	969
Deferred income taxes	23,069	(5,379)
Net loss on asset disposition	468	181
Other	207	314
Excess tax benefit from exercises of stock options	—	(84)
Net change in current assets and liabilities:
Receivables	1,893	3,316
Inventories	(57,619)	(31,375)
Prepaid and other and income taxes recoverable	5,070	8,142
Prepaid and deferred marketing costs	(6,193)	1,864
Accounts payable	47,949	57,846
Accrued liabilities	(10,855)	(18,057)
Change in deferred marketing fees and revenue sharing	2,079	(619)
Change in deferred rents	(6,955)	16,008
Other changes in non-current assets and liabilities	(801)	(784)
Net cash provided by operating activities	8,079	74,249

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,511)	(67,962)
Proceeds from asset dispositions	38	3,086
Net cash used in investing activities	(18,473)	(64,876)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	699	1,107
Excess tax benefit from exercises of stock options	—	84
Payments on capital lease and other financing obligations	(1,277)	(693)
Credit facility financing costs	(618)	—
Net cash (used in) provided by financing activities	(1,196)	498
Net (decrease) increase in cash and cash equivalents	(11,590)	9,871
Cash and cash equivalents, beginning	81,230	62,479
Cash and cash equivalents, ending	$69,640	$72,350

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry and gift items. We operate in two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or through the mail. Intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim financial statements presented herein. Subsequent events have been evaluated through December 8, 2009, up to the time the Condensed Consolidated Financial Statements were issued.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

2. Significant Accounting Policies

Comprehensive Loss

The following table provides a reconciliation of net loss to total other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net loss	$(33,970)	$(1,310)	$(46,454)	$(7,410)
Amortization of unrecognized prior service cost	86	124	332	370
Unrecognized net actuarial loss	(708)	—	(708)	—
Effect of curtailments	1,914	—	1,914	—
Tax effect	(679)	(48)	(775)	(144)
Comprehensive loss	$(33,357)	$(1,234)	$(45,691)	$(7,184)

Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820) defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements of financial and non-financial assets and liabilities.

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

•                  Level 3 — Inputs that are unobservable.

As of October 31, 2009, we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$29,069	$—	$—

We also have financial assets and liabilities, not required to be measured at a fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $17.4 million and $11.5 million for the three months ended October 31, 2009 and November 1, 2008, respectively and $35.0 million and $38.3 million for the nine months ended October 31, 2009 and November 1, 2008, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $6.2 million and $6.0 million for the three months ended October 31, 2009 and November 1, 2008, respectively and $14.8 million and $15.7 million for the nine months ended October 31, 2009 and November 1, 2008, respectively are included in selling, general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the three and nine months ended October 31, 2009, we did not record any impairment charges.  No impairments were recorded during the three months ended November 1, 2008. During the nine months ended November 1, 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment. Though we believe that no impairment of our long-lived assets exist as of October 31, 2009, if changes or events occur which have a negative impact on our expectations of future operating results, it is possible that we could record impairments of certain long-lived assets in the future.

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

In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax assets with corresponding charges of $26.3 million to tax expense and $0.2 million to other comprehensive income during the three months ended October 31, 2009. As a result, the valuation allowance for deferred tax assets as of October 31, 2009 was $26.5 million. An immaterial valuation allowance was recorded as of January 31, 2009 and November 1, 2008. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The valuation allowance on deferred tax assets arising from actuarial losses on the Supplemental Executive Retirement Plan during the nine months ended October 31, 2009 was included as a component of other comprehensive loss. The valuation allowance attributable to deferred tax assets that existed as of the beginning of the year and related to unamortized prior service costs were included in continuing operations.

Subsequent to October 31, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted which allows us to carry back any federal net operating losses generated in 2009 for up to five years. As a result, we will analyze the impact of any additional tax benefit we may realize with the extended net operating loss carry back provision on our deferred tax assets and valuation allowance in the fourth quarter of 2009.

The Internal Revenue Service is currently conducting an examination of our federal income tax returns for fiscal years 2008, 2007 and 2006. During the nine months ended October 31, 2009 and November 1, 2008, we received income tax refunds of $15.9 million and $8.0 million, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for according to ASC 718, Compensation — Stock Compensation (ASC 718). ASC 718 requires companies to expense the estimated fair value of share-based awards over the requisite employee service period, which for us is generally the vesting period. Stock-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total stock-based compensation from stock options and restricted stock units (RSUs) during the three and nine months ended October 31, 2009 and November 1, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock Options	$1,974	$822	$3,690	$2,221
RSUs	1,082	477	2,218	1,362
Total	$3,056	$1,299	$5,908	$3,583

On September 12, 2009, our former director, President and Chief Executive Officer (CEO), resigned. As a result, we recorded stock-based compensation of $2.1 million during the three and nine months ended October 31, 2009 related to the acceleration of all our former CEO’s unvested equity awards, per the original terms of the agreement.

Options to purchase 916,000 and 1,078,750 shares of our common stock were granted to employees during the nine months ended October 31, 2009 and November 1, 2008, respectively. The weighted average fair value of those options was $3.21 and $3.19, respectively. Options to purchase 398,799 and 194,158 shares of our common stock were exercised during the nine months ended October 31, 2009 and November 1, 2008, respectively with a total intrinsic value of $2.2 million and $0.6 million, respectively.

During the nine months ended October 31, 2009 and November 1, 2008, we granted 79,659 and 263,826 RSUs, with only service conditions, at a weighted average grant date fair market value of $7.02 and $6.07, respectively.  During the nine months ended October 31, 2009 we also granted 156,000 RSUs, that, in addition to service conditions, contained performance and market conditions, at a weighted average grant date fair value of $5.23. The awards with the additional performance and market conditions are independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth (CSG) relative to a peer group, and total shareholder return (TSR) relative to a peer group.  The fair value of the RSUs with operating income and CSG goals are based on the fair market value at the date of grant.  The fair value of the RSUs containing the TSR condition was determined using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to a peer group.  All awards with performance and market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. During the nine months ended October 31, 2009 and November 1, 2008, the total fair market value of RSUs vested was approximately $2.3 million and $0.5 million, respectively.

As of October 31, 2009, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $6.5 million. This expense is expected to be recognized over a weighted average period of 2.5 years.

Interest, Net, and Other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Interest (expense), including financing fees	$(476)	$(187)	$(1,106)	$(582)
Interest income	6	326	15	1,179
Other income	476	432	1,252	1,485
Other (expense)	(254)	(218)	(719)	(639)
Interest, net, and other	$(248)	$353	$(558)	$1,443

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued amendments to ASC 820, Fair Value Measurements and Disclosures. Subsequently, in February 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred to fiscal years beginning after November 15, 2008. The adoption of the partially deferred portion of the amendment to ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued amendments to ASC 260, Earnings Per Share, which require that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of these amendments to ASC 260 did not have any impact on the determination or reporting of our earnings per share.

In April 2009, the FASB issued amendments to ASC 825, Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendments to ASC 825 also require those disclosures in summarized financial information at interim reporting periods. These amendments are effective for interim reporting periods ending after June 15, 2009 and do not require disclosure for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of these amendments to ASC 825 did not have a material impact on our results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. Upon adoption, the FASB ASC becomes the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the ASC becomes non-authoritative.  ASC 105 is effective for interim and annual financial periods ending after September 15, 2009. The adoption of ASC 105 eliminated all references to pre-Codification standards in our notes to the consolidated financial statements and did not have a material impact on our results of operations or financial position.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are evaluating this ASU to determine its impact, if any, on our revenue recognition policies, particularly our co-branded credit card program.

3. Receivables

Receivables consist of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008
Tenant improvement allowances	$2,966	$7,972	$15,701
Trade	6,118	4,518	5,659
Other	5,014	3,501	3,844
	$14,098	$15,991	$25,204

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At October 31, 2009, January 31, 2009 and November 1, 2008 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008
Land	$242	$242	$242
Building and land improvements and capital leases (a)	40,973	40,861	40,859
Leasehold improvements	279,625	270,456	264,260
Furniture and fixtures	115,632	113,648	112,836
Technology hardware and software	89,533	77,598	76,820
Machinery and equipment and other	37,711	37,493	36,961
Construction in progress (b)	16,427	26,300	30,101
	580,143	566,598	562,079
Less: Accumulated depreciation and amortization	(271,309)	(228,832)	(213,794)
	$308,834	$337,766	$348,285

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
(b)

Construction in progress is comprised primarily of the construction of a new office building (see Note 9), leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 31, 2009	January 31, 2009	November 1, 2008
Accrued payroll and benefits	$10,626	$17,538	$12,488
Gift cards and coupon rewards	25,360	32,491	26,250
Current portion of deferred rents	19,548	19,035	19,301
Accrued sales returns	5,513	4,295	5,073
Accrued taxes	6,125	4,424	4,616
Other	4,677	4,686	4,172
	$71,849	$82,469	$71,900

Accrued payroll and benefits included $0.4 million, $2.4 million and $0.2 million of accrued severance payments as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively.

6. Earnings Per Common Share

We calculate earnings per common share in accordance with ASC 260, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net loss	$(33,970)	$(1,310)	$(46,454)	$(7,410)
Weighted average common shares outstanding during the period (for basic calculation)	91,644	91,115	91,436	90,979
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	91,644	91,115	91,436	90,979
Net loss per common share—Basic	$(0.37)	$(0.01)	$(0.51)	$(0.08)
Net loss per common share—Diluted	$(0.37)	$(0.01)	$(0.51)	$(0.08)

The computation of the dilutive effect of other potential common shares excluded options to purchase 2.9 million and 3.1 million shares of common stock for the three months ended October 31, 2009 and November 1, 2008, respectively, and 3.4 million and 2.8 million shares of common stock for the nine months there ended, respectively.  Under the treasury stock method, the inclusion of these options would have resulted in lower loss per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan (SERP)

In September 2009, we recorded a net curtailment loss of $1.9 million related to the announced resignation of our former director, President and Chief Executive Officer. This net curtailment loss was recorded in accordance with ASC 715, Compensation — Retirement Benefits.

Our projected benefit obligation was $9.2 million and $8.2 million as of October 31, 2009 and January 31, 2009, respectively. The table below summarizes the changes in our projected benefit obligation (in thousands):

Projected benefit obligation at January 31, 2009	$8,204
Service cost	201
Interest cost	388
Net actuarial loss	1,099
Effect of curtailment	(391)
Benefits paid	(272)

Projected benefit obligation at October 31, 2009	$9,229

Net periodic benefit cost is comprised of the following components for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Service cost	$61	$76	$201	$227
Interest cost	128	124	388	372
Amortization of prior service cost	86	124	332	370
Net curtailment loss	1,914	—	1,914	—
Net periodic benefit cost	$2,189	$324	$2,835	$969

As of October 31, 2009, we had $0.7 million ($0.6 million after-tax) of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive income (loss). We expect to amortize an immaterial amount of unrecognized prior service cost during the remainder of fiscal 2009.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 5.5 percent and 6.5 percent as of October 31, 2009 and January 31, 2009, respectively. The rate of compensation expense increase was 4 percent as of both October 31, 2009 and January 31, 2009.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and nine months ended October 31, 2009 and November 1, 2008. We did make benefit payments of $0.3 million and $0.4 million, funded by operating cash flows, during the nine months ended October 31, 2009 and November 1, 2008, respectively. On September 12, 2009, Dennis C. Pence was reappointed President and Chief Executive Officer and his SERP benefit payments were suspended. As Mr. Pence was the only participant receiving SERP benefit payments, no retirement benefit payments are expected to be made during the remainder of fiscal 2009.

8. Related Party Transactions

On September 12, 2009, Dennis C. Pence, who is a holder of more than ten percent of our common stock and Chairman of the Board of Directors, was appointed President and Chief Executive Officer of the Company. At Mr. Pence’s request, he will receive a salary of $1 per year plus standard employee benefits.

9. Commitments

Leases

During the three months ended October 31, 2009 and November 1, 2008, we incurred aggregate rent expense under operating leases of $19.9 million and $18.9 million, respectively, including an immaterial amount of contingent rent expense and rent expense classified as store pre-opening cost. During the nine months ended October 31, 2009 and November 1, 2008, we incurred aggregate rent expense under operating leases of $59.1 million and $54.7 million, respectively, including an immaterial amount of contingent rent expense and rent expense classified as store pre-opening cost.

As of October 31, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases totaled $632.4 million.

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

As of October 31, 2009, January 31, 2009 and November 1, 2008 we had no borrowings under the credit facilities and $24.6 million, $16.1 million and $21.7 million in letters of credit outstanding, respectively.

Other

We had inventory purchase commitments of approximately $190.2 million, $145.8 million and $183.5 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively. As of October 31, 2009, January 31, 2009 and November 1, 2008 we had $2.4 million, $2.4 million and $3.2 million, respectively, committed under our letter of credit related to the lease of our distribution center.

10. Contingencies

Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all material lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether we will ultimately be successful. However based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

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

11. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Deferred marketing fees and revenue sharing - beginning of period	$13,797	$12,773	$10,741	$12,316
Marketing fees received	725	478	1,553	1,673
Revenue sharing received	—	—	6,549	2,946
Marketing fees recognized to revenue	(1,262)	(1,433)	(3,852)	(4,556)
Revenue sharing recognized to revenue	(440)	(121)	(2,171)	(682)
Deferred marketing fees and revenue sharing - end of period	$12,820	$11,697	$12,820	$11,697
Less - Current deferred marketing fees and revenue sharing	5,380	5,098	5,380	5,098
Long-term deferred marketing fees and revenue sharing	$7,440	$6,599	$7,440	$6,599

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $6.3 million and the deferred revenue sharing payment of $6.5 million as of October 31, 2009 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2009	$1,105	$440	$1,545
2010	3,079	1,759	4,838
2011	1,338	1,759	3,097
2012	540	1,759	2,299
2013	212	806	1,018
Thereafter	23	—	23
	$6,297	$6,523	$12,820

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended October 31, 2009 and November 1, 2008 was approximately $2.1 million and $1.5 million, respectively.  During the nine months ended October 31, 2009 and November 1, 2008 sales royalty revenue recognized was approximately $4.5 million and $3.9 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $3.7 million, $4.1 million and $3.5 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.

12. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales (a):
Retail	$207,298	$175,421	$561,402	$551,650
Direct	59,360	53,032	158,815	189,342
Consolidated net sales	$266,658	$228,453	$720,217	$740,992
Segment operating income:
Retail	$16,252	$15,835	$32,452	$42,781
Direct	13,411	8,468	32,018	35,623
Total segment operating income	29,663	24,303	64,470	78,404
Corporate and other	(40,726)	(26,954)	(94,178)	(90,315)
Consolidated loss from operations	$(11,063)	$(2,651)	$(29,708)	$(11,911)
Depreciation and amortization:
Retail	$11,964	$10,232	$35,685	$31,456
Direct	333	434	1,072	1,305
Corporate and other	3,617	3,804	10,721	11,521
Consolidated depreciation and amortization	$15,914	$14,470	$47,478	$44,282

(a)                   There were no inter-segment sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References to a fiscal year are to the calendar year in which the fiscal year begins. We currently have two operating segments: retail and direct. Retail sales consist of sales generated at our premium retail stores and outlet stores along with our day spa locations.  Direct sales consist of sales generated through our e-commerce web site and from orders taken over the phone or through the mail.

Executive Summary

In response to the challenging economic environment, we expanded our value pricing initiatives and offered more promotional discounts during our fiscal third quarter. This strategy, together with our traditional October sales event, was successful at driving traffic and sales in the third quarter of fiscal 2009. However the combination of extensive value pricing, promotional discounting, aggressive second markdowns to clear inventory during our October sales event and increased selling expenses led to a deterioration in our gross margin and results of operations in our fiscal third quarter.

Net sales increased to $266.7 million in the third quarter of fiscal 2009 compared to $228.5 million in the third quarter of fiscal 2008. This 16.7 percent increase in net sales for the quarter was primarily driven by an increase in comparable premium retail store sales of 14.4 percent in our retail segment and an increase in sales in our direct segment of 11.9 percent. Our gross margin rate for the third quarter of fiscal 2009 was 36.4 percent compared with 37.7 percent in the third quarter of fiscal 2008. This 1.3 percentage point decrease in the gross margin rate was driven by a 3.4 percentage point decrease in our merchandise margins, offset by increased leveraging of our occupancy costs of 2.1 percentage points.

Selling, general and administrative expenses for the fiscal 2009 third quarter were $108.2 million, or 40.6 percent of net sales, compared with $88.8 million, or 38.9 percent of net sales, for the fiscal 2008 third quarter. The increase in selling, general and administrative expenses of approximately $19.4 million included a $6.0 million pre-tax charge related to the departure of our former CEO.  In addition, higher marketing expenses, increased wages associated with higher retail sales, and other variable costs drove the increase in selling, general and administrative expenses, as compared with the third quarter last year.

We ended the third quarter of fiscal 2009 with $69.6 million in cash and cash equivalents compared to $72.4 million in the third quarter of fiscal 2008. Working capital was $89.9 million at the end of the third quarter of fiscal 2009, compared to $100.8 million at the end of the third quarter of fiscal 2008.

In anticipation of increased sales volumes in the fourth quarter of 2009, inventory increased 12.6 percent to $193.0 million at the end of the third quarter of fiscal 2009 from $171.4 million at the end of the third quarter of fiscal 2008. Premium retail inventory, including the retail inventory in our distribution center decreased 7 percent per square foot compared to the third quarter of fiscal 2008. This decrease was impacted by a transfer of clearance inventory from our premium retail stores to our outlets and website a week earlier than the previous year due to us starting the holiday shopping season in late October of fiscal 2009. If this transfer had occurred in November consistent with prior years and original expectations, premium retail inventory per square foot would have increased 6 percent from the same period last year.

Outlook

Although macroeconomic conditions have improved to some extent, weak consumer spending has been prolonged with persisting concerns about high unemployment, income and deterioration in household net worth. These conditions continue to have a negative impact on our sales, gross margin and operating performance. We believe that as long as these issues persist, consumer spending will continue to be weak, with purchasing trends weighted towards essential items and continued margin pressure through value pricing and promotions. As a result, we remain cautious about the holiday selling season as the retail environment continues to be highly promotional, which we expect will have a negative impact on our margins in the fourth quarter of fiscal 2009.

We are taking steps to improve our merchandise margins by adjusting our value price strategy, refining our discounting cadence and modifying our approach to our quarterly sales events. However, we believe that value-priced merchandise will continue to play an important role in our customers’ purchase decisions and we will continue to offer value pricing as a component of our merchandise assortment in response to this consumer trend. We also recognize that our customers are more focused on fashion and differentiation and we have had success selling merchandise across various price points when the fashion is appealing. Consequently, we are making adjustments to our product pricing which we believe will have a more appropriate balance of fashion and value in our merchandise and these adjustments will begin to be reflected in our spring collection.

We recognize that in the current economic environment discounts are an effective driver of traffic and we will continue to offer targeted promotions through our catalogs and email campaigns, although we will adjust the magnitude and timing of these promotions. In addition, we will modify our usage of promotional offers in national magazine ads and will be more focused on building our brand. We will also be adjusting our approach to our sales events as we have discovered over the last year that our customers are not responding to these events as they have in the past, resulting in a decrease in our merchandise margins. Beginning in the fourth quarter of fiscal 2009 we will begin to revise our sales events in an effort to make them more compelling.

We are also making efforts to restore our direct segment business, which has significantly deteriorated over the past two years, largely due to significant reduction in catalog circulation in response to economic conditions. We believe we have the opportunity to regain market share by selectively increasing catalog circulation. In the third quarter of fiscal 2009 we increased our catalog circulation by 55.1 percent to 26.6 million, compared to 17.1 million in the third quarter of 2008. As a result of this increase we saw meaningful growth in reactivated customers. We are also seeking to enhance the effectiveness of our Internet marketing with one-to-one marketing initiatives as we work to personalize our messaging and make the experience more relevant to the customer.

We believe that the rebalancing of our pricing strategy, adjustment of our promotional cadence and sale events, refinement of our merchandise strategies and restoration of our direct segment business will position the company for improved long term performance and growth.

We also continue to believe that our retail expansion will be a key driver for our long term growth. However, we intend to pursue a scaled back store rollout program compared to historic highs, until the economic outlook becomes more apparent. During the third quarter, we completed our 2009 store expansion program with 10 new stores opened since the beginning of the fiscal year.

Other Developments

Income Tax Valuation Allowance — During the third quarter of fiscal 2009 we recorded a $26.3 million non-cash income tax charge in continuing operations, or $0.29 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its projected future performance. Consequently, based on available evidence, in particular our three-year historical cumulative losses, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance has no impact on cash and does not preclude the company from utilizing the full amount of the deferred tax asset in future profitable periods.

Subsequent to October 31, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted which allows us to carry back any federal net operating losses generated in 2009 for up to five years. As a result, we will analyze the impact of any additional tax benefit we may realize with the extended net operating loss carry back provision on our deferred tax assets and valuation allowance in the fourth quarter of 2009.

Senior Management Changes — On September 12, 2009, Dennis C. Pence, Chairman of the Board of Directors, was appointed President and Chief Executive Officer of Coldwater Creek, replacing Daniel Griesemer. As a result of Mr. Griesemer’s departure, we recorded a pre-tax charge of approximately $4.1 million during the third quarter of fiscal 2009, which includes cash severance of $2.0 million and non-cash stock based compensation expense of $2.1 million related to the acceleration of all Mr. Griesemer’s unvested equity awards. Also in connection with this event, we recorded an additional non-cash pre-tax accounting charge of approximately $1.9 million for the write-off of certain deferred costs related to our Supplemental Executive Retirement Plan.

On November 17, 2009, we announced that John E. Hayes, III, Senior Vice President and General Counsel of Coldwater Creek, will serve as interim Chief Financial Officer, until a permanent successor is named. Mr. Hayes replaced our former Chief Financial Officer, Timothy O. Martin who resigned effective November 25, 2009.

Revolving Line of Credit — On February 13, 2009, we entered into a secured Credit Agreement with Wells Fargo Retail Finance, LLC. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. Our new agreement provides a revolving line of credit up to $70 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million.

Results of Operations

Comparison of the Three Months Ended October 31, 2009 with the Three Months Ended November 1, 2008

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended October 31, 2009 as compared to the three months ended November 1, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 31,	% of	November 1,	% of
	2009	net sales	2008	net sales	$ change	% change

Net sales	$266,658	100.0%	$228,453	100.0%	$38,205	16.7%
Cost of sales	169,529	63.6%	142,339	62.3%	27,190	19.1%
Gross profit	97,129	36.4%	86,114	37.7%	11,015	12.8%
Selling, general and administrative expenses	108,192	40.6%	88,765	38.9%	19,427	21.9%
Loss from operations	(11,063)	(4.1)%	(2,651)	(1.2)%	(8,412)	(317.3)%
Interest, net and other	(248)	(0.1)%	353	0.2%	(601)	*
Loss before income taxes	(11,311)	(4.2)%	(2,298)	(1.0)%	(9,013)	(392.2)%
Income tax provision (benefit)	22,659	8.5%	(988)	(0.4)%	23,647	*
Net loss	$(33,970)	(12.7)%	$(1,310)	(0.6)%	$(32,660)	(2,493.1)%
Effective income tax rate	(200.3)%		43.0%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program. In addition, shipping fees received from customers for delivery of merchandise are included in the direct segment.

Net sales increased during the three months ended October 31, 2009 as compared with the three months ended November 1, 2008 as comparable premium retail store sales(1) increased 14.4 percent versus the third quarter of 2008, driven by a comparable premium retail store conversion rate increase of 5.6 percentage points and a 5.6 percent increase in comparable premium store traffic. Also, the addition of 15 premium retail stores and two merchandise clearance outlet stores since November 1, 2008, slightly offset by the closure of one merchandise clearance outlet store in the second quarter of fiscal 2009 contributed to the increase in sales. During the three months ended October 31, 2009, sales through our direct segment increased $6.3 million, as we increased catalog circulation 55.1 percent and increased emails by 42 percent, compared to the three months ended November 1, 2008.

Overall, our sales performance for the three months ended October 31, 2009 was negatively impacted by the expansion of our value pricing initiatives, promotional discounting(2) and aggressive second markdowns(3) to clear inventory during our October sales event. The average transaction value of premium retail stores and direct sales declined 11.5 percent and 9.0 percent, respectively for the three months ended October 31, 2009, as compared with the same three-month period in 2008.

We experienced an increase in co-branded credit card marketing fee revenue and royalty revenue of $0.8 million for the three months ended October 31, 2009 as compared with the same period in 2008. Shipping fees received from customers for delivery of merchandise decreased $0.3 million to $5.6 million for the three months ended October 31, 2009 as compared with the same period in 2008.

Cost of Sales/Gross Profit

The gross profit rate decreased by 1.3 percentage points during the three months ended October 31, 2009 as compared to the three months ended November 1, 2008.  The decrease in our gross profit rate was primarily the result of a 3.9 percentage point decline attributable to value-pricing and an increase in promotional discounts, which were partially offset by a decrease in our markdown rate. These decreases were offset by improved leveraging of retail occupancy and buying and distribution costs of 2.1 and 0.5 percentage points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $19.4 million in the three months ended October 31, 2009 as compared with the same period in the prior year, primarily driven by increased marketing and employee expenses. As a percentage of net sales, SG&A increased by 1.7 percentage points in the three months ended October 31, 2009 as compared with the three months ended November 1, 2008. This increase in SG&A rate was the result of a 1.3 percentage point increase in marketing expenses and a 0.7 percentage point increase in employee expenses, offset by a 0.3 percentage point decrease in certain overhead costs as a percentage of sales.

The increase in employee expenses as a percentage of net sales was primarily associated with a $6.0 million pre-tax charge associated with the departure of our former CEO and increased wages associated with higher retail sales. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog and national magazine advertising circulation. The decrease in overhead costs as a percentage of sales is primarily due to improved leveraging of sales.

(1) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended October 31, 2009, the comparable premium store retail base included 307 premium retail stores compared to 243 premium retail stores for the same period of fiscal 2008. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

(2) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

(3) We define markdowns generally as permanent reductions from the original selling price.

Interest, Net and Other

The decrease in interest, net and other for the three months ended October 31, 2009 as compared with the same period in the prior year was primarily the result of lower interest income rates on our cash balances and an increase in interest expense on our capital leases.

Provision for Income Taxes

The provision for income taxes of $22.7 million in the three months ended October 31, 2009 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets. During the third quarter of 2009, we evaluated all positive and negative evidence related to our ability to utilize our deferred tax assets and recorded a valuation allowance of $26.3 million due to our three-year historical cumulative losses and recent operating losses. The income tax benefit for the three months ended November 1, 2008 was the result of a pre-tax loss.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	October 31, 2009	% of Net Sales	November 1, 2008	% of Net Sales	% Change
Net sales:
Retail	$207,298	77.7%	$175,421	76.8%	18.2%
Direct	59,360	22.3%	53,032	23.2%	11.9%
	$266,658	100.0%	$228,453	100.0%	16.7%
Segment operating income:
Retail	$16,252		$15,835		2.6%
Direct	13,411		8,468		58.4%
Segment operating income	$29,663		$24,303		22.1%
Unallocated corporate and other	(40,726)		(26,954)		(51.1)%
Loss from operations	$(11,063)		$(2,651)		(317.3)%

Retail Segment

Net Sales

Retail segment net sales increased $31.9 million during the three months ended October 31, 2009 as compared with the three months ended November 1, 2008, as comparable premium retail store sales increased 14.4 percent versus the third quarter of 2008, driven by a comparable premium retail store conversion rate increase of 5.6 percentage points and a 5.6 percent increase in comparable premium store traffic. Net sales in our comparable premium retail stores increased $21.0 million to $167.6 million for the three months ended October 31, 2009 as compared with $146.6 million for the three months ended November 1, 2008. Also, the addition of 15 premium retail stores and two merchandise clearance outlet stores since November 1, 2008, slightly offset by the closure of one merchandise clearance outlet store in the second quarter of fiscal 2009 contributed to the increase in sales. These increases were partially offset by a decline in average transaction value of premium retail stores of 11.5 percent as compared to the same period in 2008. This decrease was due to the expansion of our value pricing initiatives, promotional discounting and aggressive second markdowns to clear inventory during our October sales event.

Net sales from merchandise clearance outlet stores and co-branded credit card revenue increased $3.8 million and $0.3 million, respectively during the three months ended October 31, 2009 as compared with the same period in 2008. These increases were partially offset by a $0.4 million decrease in net sales from our day spa concept in the three months ended October 31, 2009, as compared with the three months ended November 1, 2008.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended October 31, 2009 as compared with the three months ended November 1, 2008 decreased by 1.2 percentage points. Value pricing, increased promotional discounts, and an increase in our markdown rate, contributed to a 5.6 percentage point decline in merchandise margins. Retail segment operating income was also negatively impacted by a 1.2 percentage point increase in marketing expenses. Employee expenses and overhead costs increased $0.8 million and $3.1 million, respectively; however, as a percentage of net sales, employee expenses and overhead costs contributed to a 2.9 and 2.7 percentage point improvement, respectively.

Direct Segment

Net Sales

Direct segment net sales increased $6.3 million during the three months ended October 31, 2009 as compared to the three months ended November 1, 2008. Our direct channel sales increased approximately 11.9 percent during the three months ended October 31, 2009 as compared to the three months ended November 1, 2008, partially offset by a 9.0 percent decrease in average transaction value.

The increase in Internet business net sales is primarily due to an increase in catalogs mailed and emails sent, partially offset by a 7.4 percent decrease in average transaction value during the period as a result of value pricing and increased promotional activity. The decrease in phone and mail business net sales was negatively impacted by a 14.9 percent decrease in average transaction value, partially offset by an increase in catalogs mailed during the three months ended October 31, 2009 as compared to the three months ended November 1, 2008.

Direct segment net sales were also impacted by a $0.5 million increase in co-branded credit card program revenue during the three months ended October 31, 2009 as compared to the three months ended November 1, 2008, which was partially offset by a $0.3 million decrease in shipping revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended October 31, 2009 as compared with the three months ended November 1, 2008 increased by 6.6 percentage points. The direct segment operating income rate was positively impacted by a decrease in marketing expenses of 2.9 percentage points. In addition, improved leveraging of employee expenses and overhead costs contributed to a 1.3 and 0.9 percentage point improvement, respectively. In addition, decreased disposition activity, partially offset by value pricing and increased promotions resulted in a 1.5 percentage point increase in merchandise margins.

Corporate and Other

Corporate and other expenses increased $13.8 million in the three months ended October 31, 2009 as compared to the three months ended November 1, 2008. This increase is primarily the result of:

•      $8.4 million increase in employee expenses, primarily consisting of a $6.0 million pre-tax charge associated with the departure of our former CEO;

•      $3.5 million increase in marketing expenses, primarily as a result of an increase in national magazine advertising expense;

•      $2.0 million increase in corporate support costs; and

•      $0.1 million decrease in occupancy costs.

Comparison of the Nine months Ended October 31, 2009 with the Nine months Ended November 1, 2008

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	October 31,	% of	November 1,	% of
	2009	net sales	2008	net sales	$ change	% change

Net sales	$720,217	100.0%	$740,992	100.0%	$(20,775)	(2.8)%
Cost of sales	476,260	66.1%	466,430	62.9%	9,830	2.1%
Gross profit	243,957	33.9%	274,562	37.1%	(30,605)	(11.1)%
Selling, general and administrative expenses	273,665	38.0%	285,021	38.5%	(11,356)	(4.0)%
Loss on asset impairments	—	0.0%	1,452	0.2%	(1,452)	(100)%
Loss from operations	(29,708)	(4.1)%	(11,911)	(1.6)%	(17,797)	(149.4)%
Interest, net and other	(558)	(0.1)%	1,443	0.2%	(2,001)	*
Loss before income taxes	(30,266)	(4.2)%	(10,468)	(1.4)%	(19,798)	(189.1)%
Income tax provision (benefit)	16,188	2.2%	(3,058)	(0.4)%	19,246	*
Net loss	$(46,454)	(6.5)%	$(7,410)	(1.0)%	$(39,044)	(526.9)%
Effective income tax rate	(53.5)%		29.2%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales decreased during the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008 as we experienced a decrease in comparable premium store sales in the first two quarters of fiscal 2009 partially offset by an increase in comparable premium store sales in the third quarter. In addition, sales in our direct segment decreased $30.5 million. The addition of 15 premium retail stores and two merchandise clearance outlet stores in our retail segment since November 1, 2008 contributed additional sales to offset this decrease in consolidated net sales. During the second quarter of fiscal 2009 we closed one merchandise clearance outlet store.

We believe our sales performance for the nine months ended October 31, 2009 was negatively impacted by difficult macroeconomic conditions, low retail store traffic levels in the first two quarters of fiscal 2009, the expansion of our value-pricing initiatives and a highly promotional retail selling environment. We experienced a decline in comparable premium retail store traffic of 19.0 percent and 11.0 percent in the first and second quarters of fiscal 2009, respectively offset by an increase in comparable premium retail store traffic of 5.6 percent in the third quarter of fiscal 2009. The average transaction value of premium retail stores and direct sales declined 6.2 percent and 11.8 percent, respectively for the nine months ended October 31, 2009, as compared to the same nine-month period in 2008. In addition, we believe that our customers are not responding to our quarterly sales event as they have historically, resulting in lower sales performance. During the nine months ended October 31, 2009, catalog circulation decreased 1.4 million, or 2.5 percent, compared to the nine months ended November 1, 2008, which we believe also contributed to lower total net sales in all channels.

In addition, shipping fees received from customers for delivery of merchandise decreased by $7.1 million from $23.6 million for the nine months ended November 1, 2008, to $16.5 million for the nine months ended October 31, 2009, which is associated with lower order volume.

Revenue from our co-branded credit card program increased $1.4 million for the nine months ended October 31, 2009 as compared with the same period in 2008. The amount of revenue sharing recognized as revenue during the nine months ended October 31, 2009 and November 1, 2008 was approximately $2.2 million and $0.7 million, respectively. The amount of sales royalty and marketing fees revenue recognized as revenue during the nine months ended October 31, 2009 and November 1, 2008 was approximately $8.4 million and $8.5 million, respectively.

Cost of Sales/Gross Profit

The gross profit rate decreased by 3.2 percentage points during the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008.  The decrease in our gross profit rate was primarily the result of a 2.3 percentage point decline attributable to value-pricing and an increase in promotional discounts, which were partially offset by a decrease in our markdown rate. We also experienced a decrease in the leveraging of our retail occupancy costs, which represented an approximate 1.3 percentage point decline. These decreases were offset by lower shipping and handling costs of 0.2 percentage points due to lower direct sales and lower buying and distribution costs of 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A decreased $11.4 million in the nine months ended October 31, 2009 as compared with the same period in the prior year, primarily driven by decreased employee, marketing and overhead expenses related to our cost savings initiatives. As a percentage of net sales, SG&A expense decreased by 0.5 percentage points in the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008. This decrease in SG&A rate was the result of 0.2 and 0.3 percentage point decreases in certain overhead expenses and marketing expenses, respectively.

Loss on Asset Impairment

During the nine months ended November 1, 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations. No impairments were recorded during the nine months ended October 31, 2009.

Interest, Net and Other

The decrease in interest, net and other for the nine months ended October 31, 2009 as compared with the same period in the prior year was primarily the result of lower interest income rates on our cash balances and an increase in interest expense on our capital leases.

Provision for Income Taxes

The provision for income taxes of $16.2 million in the nine months ended October 31, 2009 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets. During the third quarter of 2009, we evaluated all positive and negative evidence related to our ability to utilize our deferred tax assets and recorded a valuation allowance of $26.3 million due to our three-year historical cumulative losses and recent operating losses. The income tax benefit for the nine months ended November 1, 2008 was the result of a pre-tax loss.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Nine Months Ended
	October 31, 2009	% of Net Sales	November 1, 2008	% of Net Sales	% Change
Net sales:
Retail	$561,402	77.9%	$551,650	74.4%	1.8%
Direct	158,815	22.1%	189,342	25.6%	(16.1)%
	$720,217	100.0%	$740,992	100.0%	(2.8)%
Segment operating income:
Retail	$32,452		$42,781		(24.1)%
Direct	32,018		35,623		(10.1)%
Segment operating income	$64,470		$78,404		(17.8)%
Unallocated corporate and other	(94,178)		(90,315)		(4.3)%
Loss from operations	$(29,708)		$(11,911)		(149.4)%

Retail Segment

Net Sales

Sales in the retail segment increased $9.8 million for the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008 as there was a 14.4 percent increase in comparable premium retail store sales during the third quarter of fiscal 2009. Also, the addition of 15 premium retail stores and two merchandise clearance outlet stores since November 1, 2008 contributed to the increase in net sales. This increase was offset by decreases in comparable premium retail store sales of 18.6 percent and 10.5 percent in the first and second quarters of fiscal 2009, respectively, as compared with the respective prior year period.

The increase in comparable premium retail store sales in the third quarter of fiscal 2009 reflects an increase in comparable retail store traffic of 5.6 percent. In addition, comparable premium retail store conversion rate increased by 5.6 percentage points during the third quarter of fiscal 2009. The decrease in comparable store sales in the first and second quarters of fiscal 2009 reflects decreases in comparable premium retail store traffic of 19.0 percent and 11.0 percent during the first and second quarters of fiscal 2009, respectively, as compared with the respective prior year period. During the nine months ended October 31, 2009, we also experienced a decrease in average transaction value of premium retail stores of 6.2 percent as compared to the same period in 2008. The decrease in average transaction value was primarily due to value pricing, increased promotional discounts and quarterly sales events that did not meet expectations.

Also contributing to the increase in retail segment net sales during the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008 was a $4.5 million and $0.4 million increase in net sales from merchandise clearance outlet stores and co-branded credit card program revenue, respectively. These increases were partially offset by a $0.8 million decrease in net sales from our day spa concept during the nine months ended October 31, 2009 as compared with the same period in the prior year.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008 decreased by 2.0 percentage points. The decrease was primarily due to increased promotional discounts, which were partially offset by decreased in-store markdown activity, which contributed to a 2.6 percentage point decline in merchandise margins. In addition, this decrease was the result of a 0.7 percentage point increase in marketing expenses and a 1.0 percentage point increase in retail occupancy costs, which includes an impairment charge of $1.5 million in the nine months ended November 1, 2008. These increased expenses were offset by a decrease in employee related costs and certain overhead costs, which contributed to a 1.9 and 0.4 percentage point improvement, respectively.

Direct Segment

Net Sales

Direct segment net sales decreased $30.5 million during the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008. Our direct channel sales decreased approximately 16.1 percent during the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008, partially offset by a 11.8 percent decrease in average transaction value.

The decrease in Internet business net sales is primarily due to an approximate 11.0 percent decrease in average transaction value during the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008, as a result of value pricing, increased promotional discounts, partially offset by a decrease in Internet markdowns. Also contributing to the decrease in Internet business net sales were decreases in catalogs mailed and fewer orders over the Internet. The decrease in phone and mail business net sales was also impacted by fewer catalogs mailed and an approximate 11.2 percent decrease in average transaction value during the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008.

Direct segment net sales were also negatively impacted by a $7.2 million decrease in shipping revenue during the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008, which is associated with lower order volume. The decrease was partially offset by a $1.0 million increase in co-branded credit card program revenue over the same periods.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008 increased by 1.3 percentage points. The direct segment operating income rate was positively impacted by a 3.0 and 0.7 percentage point decrease in marketing expenses and certain overhead costs, respectively. These decreased expenses were offset by increased disposition activity, value pricing, and increased promotional discounts, partially offset by a decrease in markdown rate, which resulted in a 1.8 percentage point decrease in merchandise margins. Employee expenses decreased $2.1 million; however, as a percentage of net sales employee expenses had a negative impact of 0.6 percentage points due to deleveraging of sales.

Corporate and Other

Corporate and other expenses increased $3.9 million in the nine months ended October 31, 2009 as compared to the nine months ended November 1, 2008. This increase is primarily the result of:

•                  $3.3 million increase in employee expenses, primarily consisting of a $6.0 million pre-tax charge associated with the departure of our former CEO, offset by decreases related to a reduction in salaries and incentive compensation;

•                  $1.3 million increase in marketing expenses, primarily as a result of an increase in national magazine advertising campaigns;

•                  $0.5 million increase in corporate support costs; offset by a

•                  $1.2 million decrease in occupancy costs.

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

Liquidity and Capital Resources

In recent fiscal years, we financed ongoing operations and growth initiatives primarily from cash flow generated by operations, trade credit arrangements and the proceeds from our May 2004 public offering of common stock. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales, and as operating cash flows and working capital experience seasonal fluctuations, we may occasionally utilize our bank credit facility.

Our secured Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of October 31, 2009, we had no borrowings under this credit facility and $24.6 million in letters of credit issued.

Operating activities generated $8.1 million and $74.2 million of positive cash flow during the nine months ended October 31, 2009 and November 1, 2008, respectively.

On a comparative year-to-year basis, we had a $66.2 million decrease in cash flows from operating activities during the nine months ended October 31, 2009 as compared with the nine months ended November 1, 2008. This resulted primarily from lower sales, decreased gross margins and increased payments on inventory purchases. We also experienced a decrease in cash collected on tenant allowances of $18.4 million; total cash collected on tenant allowances was $7.2 million during the nine months ended October 31, 2009 as compared to $25.6 million during the nine months ended November 1, 2008. In addition, we made a cash severance payment of $2.0 million to our former CEO and we experienced a $1.2 million decrease in interest income collected. These decreases were offset by an increase of $2.8 million in fees collected from the co-branded credit card program, which includes a $6.5 million payment received related to the revenue sharing component of our co-branded credit card program and a $7.9 million increase in tax refunds received.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $18.5 million and $68.0 million during the nine months ended October 31, 2009 and November 1, 2008, respectively. Capital expenditures during the nine months ended October 31, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of eight additional premium retail stores, two merchandise clearance outlet stores, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the nine months ended November 1, 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 35 additional premium retail stores, eight premium retail stores opened in the fourth quarter of fiscal 2008, and five merchandise clearance outlet stores; office space expansion and, to a lesser extent the remodeling of certain existing stores and the expansion of our IT and distribution infrastructure. Cash outflows for the nine months ended November 1, 2008 were offset by cash inflows of $3.1 million related to the proceeds from the sale of certain assets.

Cash outflows from financing activities were $1.2 million during the nine months ended October 31, 2009, whereas we had cash inflows from financing activities of $0.5 million during the nine months ended November 1, 2008. The cash outflows were derived from costs associated with our credit facility and payments made on our capital lease and other financing obligations. Cash outflows were offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $89.9 million in consolidated working capital at October 31, 2009, compared with $93.0 million at January 31, 2009 and $100.8 million at November 1, 2008. Our consolidated current ratio was 1.41 at October 31, 2009, compared with 1.51 at January 31, 2009 and 1.48 at November 1, 2008.

Capital expenditures for the full year in fiscal 2009 are expected to be approximately $25.0 million, primarily associated with the premium retail store expansion, store-related expenditures, the relocation of our New York design office, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

The deterioration of the financial, credit and housing markets combined with high unemployment has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these considerations into our business plans and have responded by implementing cost and capital savings initiatives. We reduced our planned capital expenditures to approximately $25.0 million primarily as a result of our reduced store growth plans and lower information technology purchases. During the first nine months of fiscal 2009, we completed our 2009 store expansion program by opening all 10 of the new stores planned in fiscal 2009 and replaced our inventory planning and allocation systems. We have invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities.

We do not anticipate borrowing under our credit facility during the remainder of fiscal 2009 as we believe cash flow from operations and current cash on hand will be sufficient to fund current needs. However, if the macroeconomic environment were to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

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

Stock-Based Compensation

Stock-based compensation is accounted for according to ASC 718, Compensation — Stock Compensation (ASC 718). ASC 718 requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

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

The deterioration of the financial, credit, and housing markets together with high unemployment has had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business resulting in us evaluating certain retail stores for impairment as of January 31, 2009. Based on this evaluation we concluded that these retail stores were not impaired. Though we believe that no impairment of our long-lived assets exists as of October 31, 2009, if market conditions were to deteriorate for an extended period of time, it is possible that we could record impairments of certain long-lived assets in the future.

Contingent Liabilities

Contingent liabilities are accounted for in accordance with ASC 450, Contingencies. According to ASC 450, an estimated loss from a loss contingency is charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated. If a probable loss cannot be reasonably estimated no accrual is recorded but disclosure of the contingency in the notes to the financial statements is required. Gain contingencies are not recorded until realized.

We are involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. If the recognition criteria of ASC 450 have been met, liabilities have been recorded. The assessment of the outcome of litigation can be very difficult to predict as it is subject to many factors, including those not within our control, and is highly dependent on individual facts and circumstances. Litigation is subject to highly complex legal processes and the final outcome of these matters could vary significantly from the amounts that have been recorded in the financial statements.

Income Taxes

Income taxes are accounted for under ASC 740, Income Taxes (ASC 740). In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax asset with corresponding charges of $26.3 million to tax expense and $0.2 million to other comprehensive income during the three months ended October 31, 2009. As a result, the valuation allowance for deferred tax assets as of October 31, 2009 was $26.5 million. When the results of our operations demonstrate a sustained level of taxable income it may become more likely than not that all or a part of the net deferred tax assets will be realized which could result in the reduction of the valuation allowance. The determination of when to reduce a valuation allowance requires significant judgment by management in determining the appropriate level of evidence to objectively support the realization of the net deferred tax assets.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 31, 2009. As of October 31, 2009 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $632.4 million. We also had inventory purchase commitments of approximately $190.2 million at October 31, 2009. There have been no other material changes in contractual obligations outside the ordinary course of business since January 31, 2009.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended October 31, 2009, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President, General Counsel and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of October 31, 2009. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President, General Counsel and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of fiscal 2009 we installed a new core merchandising system, the second phase of our new enterprise resource planning system.  As a result, management, with the participation of the Chief Executive Officer and Chief Financial Officer, determined that these actions constituted a change in internal control over financial reporting that is reasonably likely to materially affect our internal controls over financial reporting.  Testing of the operating effectiveness of these changes to our internal controls over financial reporting will not be completed until the fourth quarter of fiscal 2009.

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all material lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether or not we will ultimately be successful. However based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, would not materially affect our consolidated financial position, results of operations or cash flows.

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

ITEM 1A.                     RISK FACTORS

Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, sets forth risk factors which could materially affect our business, financial condition or operating results. Below we have updated certain risk factors to reflect changes since the filing of our Form 10-K with the Securities and Exchange Commission. Except as updated below, the risk factors described in our Annual Report on Form 10-K remain applicable to our company.  Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

General economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

Consumer spending patterns are highly sensitive to the general economic climate, levels of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, volatile energy and food costs, greater levels of unemployment, high levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced and discounted merchandise. These conditions, which have continued into the fourth quarter of fiscal 2009, had a negative impact on our revenues, gross margins, operating cash flows and earnings in the first three quarters of fiscal 2009 and fiscal years 2008 and 2007. We believe these conditions, in particular the highly competitive selling environment, low retail store traffic levels and the shift in customer purchasing toward more value priced and discounted merchandise, will continue for the remainder of fiscal 2009 and for the foreseeable future. Although we have seen improvement in some aspects of our business, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, operating cash flows and earnings.  In the quarter ended October 31, 2009, based on an assessment of the realizability of our deferred tax assets taking into account, among other things, our operating results in prior periods, we recognized a $26.3 million charge against earnings for the establishment of a valuation allowance against net deferred tax assets.   Continued declines in our profitability could result in further charges to earnings for valuation allowances against our deferred tax assets or an impairment of our stores, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.

Our credit facility contains borrowing base and other provisions that may restrict our ability to access it.

The distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may affect our liquidity. Although we currently do not have any borrowings under our $70 million secured credit facility, tightening of the credit markets could make it difficult for us to access funds, enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Additionally, if the macroeconomic environment were to further deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to borrow under our credit facility. The actual amount of credit that is available from time to time under our credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined in the discretion of the lender. Consequently, it is possible that, should we need to access our credit facility, it may not be available in full. Additionally, our credit facility contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions of our credit facility could cause the facility not to be available to us.

Conditions in the credit and financial markets could harm the ability of our vendors to deliver our merchandise and otherwise perform as they have in the past.

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

Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise.  In response to the current economic environment, over the last year we generally maintained conservative levels of inventory. However, we have increased inventory levels in the second half of fiscal 2009 and may continue to do so opportunistically. If the demand for our merchandise is lower than expected, given our increased investments in inventory in the current economic climate, we will be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

Additionally, we are currently implementing changes to our business strategy that we expect over time will both increase the appeal of our merchandise to customers and reduce the impact of value pricing, discounting and promotions. However, these initiatives will take time to be fully implemented and may not have a positive effect on our operating results.

We are subject to significant risks associated with our ongoing implementation of major changes to our management information systems.

To support our increasingly complex business processes, we are replacing a number of our management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While integration efforts are ongoing, we completed the installation of our new core merchandising system during the second quarter of fiscal 2009 and a new time reporting system in the third quarter of fiscal 2009. This merchandising system is a central component affecting many aspects of our business. Installing and integrating vital components of our management information systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers, inability to deliver merchandise to our stores or our customers and our potential inability to meet reporting requirements, any of which would harm our business and could impair our results of operations.

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

Our reliance on third party vendors subjects us to uncertainties that could impact our costs to source merchandise and delay or prevent merchandise shipments.

We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 60 percent of our total apparel purchases for both 2008 and 2009. Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties, which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

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

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                              EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by John E. Hayes III of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and John E. Hayes III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of December 2009.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John E. Hayes III
John E. Hayes III
Senior Vice President, General Counsel and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by John E. Hayes III of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and John E. Hayes III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002