Form 10-K
period 2010-01-30
COLDWATER CREEK INC
filed 2010-03-31
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2010
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
YES ☒            NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐            NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐            NO ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 1, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the NASDAQ was approximately $426,012,000.

         There were 92,188,582 shares of the registrant's $0.01 par value common stock outstanding on March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2010

"We", "us", "our", "Company" and "Coldwater", unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

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

General

        We are a national specialty retailer of women's apparel, accessories, jewelry and gift items sold under the "Coldwater Creek" brand. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating $1.039 billion in net sales in fiscal 2009. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. Our commitment to providing superior customer service is manifest in all aspects of our business. We serve our customers through our retail and direct segments. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000. Our mission is to become one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service.

Our Multi-Channel Approach

        Since the opening of our first premium retail store in November 1999, we have gradually evolved from a direct marketer to a multi-channel specialty retailer. Our merchandise is offered through two distinct operating segments, retail and direct. Our retail segment includes premium retail stores and outlet stores along with our day spa locations, while the direct segment encompasses our direct-to-consumer business through e-commerce and phone and mail operations. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores. This multi-channel approach also allows us to cross-promote our brand and provides customers with convenient access to our merchandise, regardless of their preferred shopping method. As part of our commitment to superior customer service, we accept returns virtually at any time and for any reason through any channel regardless of the initial point of purchase.

        Information regarding segment performance is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K under the heading "Results of Operations—Segment Results." Additionally, selected financial data for our segments is presented in Note 18 to our consolidated financial statements.

Retail Segment

        As of January 30, 2010, we operated 356 premium retail stores throughout the United States. These retail stores averaged approximately 5,922 total square feet at the end of fiscal 2009. Approximately 43 percent of these stores are located in traditional malls, 52 percent in lifestyle centers and 5 percent in street locations.

        Management believes there is an opportunity for us to grow our premium retail store base over time to more than 500 stores. However, due to the current macroeconomic conditions, in fiscal 2009 we scaled back our store opening plans but still opened 10 new stores. During fiscal 2010, we plan to open approximately 20 new retail store locations. Each new store location is identified, analyzed and presented for approval through a collaborative process between our real estate and business intelligence departments. Our real estate department uses its experience and current market knowledge to identify potential locations based upon an overall market plan. Our business intelligence department then analyzes each location by extracting data and information from our own extensive customer database and combines it with external demographic information. This comprehensive analysis includes such information as projected sales, average consumer age and income level, buying habits and the retail location of competitors within the same trade area.

        In addition to our 356 premium retail stores, we also operated 36 merchandise clearance outlets at the end of fiscal 2009. We conduct four key seasonal sales events per year in our premium retail stores and excess merchandise is cleared through our merchandise clearance outlet stores. Unlike many other retailers that specifically develop and produce items for sale through their outlet locations, we currently use outlets exclusively to manage overstocked premium merchandise.

        We also operate our Coldwater Creek ~ The Spa concept in nine locations. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products for women. Our day spas are staffed with experienced professionals in all treatment areas. We currently have no plans to expand our day spa operations.

Direct Segment

        Our direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or though the mail. Our direct segment began with the mailing of our first catalog in 1985 and was expanded in 1999 to include our e-commerce business. We use our e-commerce web site, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The web site features the entire full-price merchandise offering found in our catalogs. It also serves as an efficient promotional vehicle for the disposition of excess inventory.

Marketing

        As a direct-to-consumer retailer we have been able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and geographic proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each marketing program to maximize its benefits.

        We seek to present a consistent brand image throughout all of our marketing and promotion activities. During 2009 our merchandise was offered through one core catalog title: Coldwater Creek. The Coldwater Creek catalog is the primary branding and marketing vehicle designed to generate sales in all our sales channels. We continue to evaluate our Coldwater Creek catalog to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. We also use national magazine advertising targeting specific markets to drive traffic to all channels, while promoting overall brand awareness.

        Customers are driven to our web site primarily by our catalogs, e-mail campaigns and online advertising. In addition, we participate in cost-per-click search and revenue share-based affiliate programs whereby numerous popular Internet search engines and consumer and charitable web sites provide direct access to our web site.

        We also offer customer loyalty programs such as onecreek and our co-branded credit card program. The onecreek program benefits include sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, a personal shopper, exclusive onecreek savings and promotions, free shipping on returns, and a special birthday gift. We also operate a co-branded credit card program through a third party. Customers who participate in our credit card reward program earn points on purchases made with the credit card at Coldwater Creek and at other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon that is valid towards the purchase of our merchandise. In addition to earning points, all participants in the co-branded credit card program receive exclusive offers throughout the year. These offers have included special discounts, invitations to our shopping events, and periodic opportunities to earn double and triple points.

Merchandise Design and Procurement

        We design and develop the majority of our apparel either in-house or through collaboration with independent designers. To ensure our designers stay abreast of trends in styles and fabrics, we operate a design center in New York City. Our New York design team merges the latest fashion trends with our customers' preferences to build an overall vision that guides the design and development of our seasonal merchandise assortment.

        Our product development team translates the overall vision for each season into various product designs, fabrics and prints, indicating the construction and exact specifications for each item. Our team seeks inspiration from their extensive travels, fashion shows, and our direct sourcing team, which provides new fabrics and novelty prints along with product samples from various manufacturers. Our direct sourcing team also assists in identifying the appropriate manufacturers to supply each item and in negotiating price and delivery terms.

        Once our merchandise assortment is selected, our inventory planning team determines the quantities of each item to purchase in order to meet anticipated demand. This determination is made through the analysis of information such as historical sales, planned merchandise presentation, scheduled store openings, sales and margin projections. This process culminates in the issuance of various purchase orders. Coordinating with the direct sourcing department, quality assurance and quality compliance personnel monitor the production process to verify the merchandise is produced to exact specifications and within the designated timeline.

        We alter the composition, magnitude and timing of merchandise offerings based upon an understanding of prevailing consumer demand, preferences and trends. The timing of merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. We continually review inventory to identify excess and slow moving merchandise and clear this merchandise through markdown and other promotional offerings. We dispose of our slow moving and excess inventory internally through our outlets and web site, but have on occasion used a third party liquidator.

        Our apparel is purchased through both domestic importers who procure the merchandise on our behalf and international manufacturers through our direct sourcing program. During fiscal 2009, we had approximately 360 active vendors and our largest individual vendor represented less than 6.5 percent of our merchandise purchases. We have sourcing offices in Hong Kong and India to assist with product development and production management, as well as monitoring compliance with our code of conduct and monitoring program discussed further below.

        We were the importer of record for approximately 60 percent of our total apparel purchases for both 2009 and 2008 compared with 15 percent in 2005. We have increased the percentage of total apparel that is purchased directly from manufacturers as we believe direct sourcing provides us with more control over the production, quality and transportation logistics of our apparel and results in faster speed to market and lower merchandise costs. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.

        We are committed to sourcing our products in a responsible manner, respecting both the countries in which we have a business presence, and the business partners that manufacture our products. We have a code of conduct and monitoring program that applies to all factories contracted in the production of merchandise for Coldwater Creek. Within this code, we recognize that local customs and laws vary from one region of the world to another; however, we strongly believe the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries. The intention of this code is to communicate our expectations to each of our business partners.

Distribution Facility and Customer Contact Centers

        We lease a 960,000 square-foot facility in Mineral Wells, West Virginia which houses our distribution operations and one of our customer contact centers. We also operate two other customer contact centers located in Coeur d'Alene, Idaho and Sandpoint, Idaho. Our one distribution facility fulfills merchandise needs for our retail locations and merchandise sold through our direct channel. We believe that our current distribution facility is adequate to provide the capacity required to support our retail expansion.

Seasonality

        Our quarterly results and cash flows can fluctuate significantly depending on a number of factors including the particular seasonal fashion lines and customer response to our merchandise offerings, shifts in the timing of certain holidays, including Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, and weather related influences.

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

Employees

        As of January 30, 2010, we had 2,832 full-time employees and 6,699 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements.

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

Executive Officers and Significant Employees of the Registrant

        The table below sets forth the name, current age and current position of our executive officers and other significant employees as of March 26, 2010:

Name	Age	Positions Held
Executive Officers
Dennis C. Pence	60	Chairman of the Board of Directors, President and Chief Executive Officer
Georgia Shonk Simmons	58	President, Chief Merchandising Officer and Director
John E. Hayes III	47	Senior Vice President, General Counsel and Interim Chief Financial Officer
Robert B. Larson	38	Vice President and Chief Accounting Officer
Significant Employees
Gerard El Chaar	49	Senior Vice President of Operations
Daniel Moen	38	Senior Vice President, Marketing and Chief Information Officer
Jeffrey A. Parisian	50	Senior Vice President and Chief Strategy Officer

  Executive Officers

        Dennis C. Pence co-founded Coldwater Creek in 1984, and has served as a Director since our incorporation in 1988, serving as the Board's Chairman since July 1999 and as our Vice-Chairman prior to that. Since September 2009, as well as from September 2002 through October 2007 and from 1984 through December 2000, Mr. Pence has served as our Chief Executive Officer. From June 2002 to September 2002, he provided his executive management services to us. From January 2002 to June 2002, Mr. Pence served as our Interim Chief Financial Officer and Treasurer. From January 2001 to January 2002, Mr. Pence was semi-retired. Mr. Pence has also served as Chairman of the Board's Executive Committee since its formation on May 20, 2000. From 1984 through 2000, Mr. Pence also served as our President. From April 1999 to December 2000, he was also the President of our Internet

Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a subsidiary of Sony Corporation, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products. Mr. Pence served as a Board member of Panhandle State Bank from March 2002 through December 2005.

        Georgia Shonk Simmons has served as a Director since January 2001. Since September 2002, Ms. Shonk Simmons has served as our President and Chief Merchandising Officer. From January 2001 to September 2002, Ms. Shonk Simmons served as our President and Chief Executive Officer. From April 1999 to December 2000, Ms. Shonk Simmons served as President of our Catalog & Retail Sales Division. Ms. Shonk Simmons joined us as Chief Merchant and Vice President of Merchandising in June 1998. From 1994 to 1998, Ms. Shonk Simmons was Executive Vice President of the Newport News Catalog Division of Spiegel, Inc., a publicly-held, international retailer. Prior to that, from 1981 to 1994, Ms. Shonk Simmons held a number of other positions of increasing responsibility with Spiegel, including Vice President of Merchandising for Spiegel Catalog beginning in 1991. Prior to joining Spiegel, Ms. Shonk Simmons held various buyer positions with Lytton's, Carson Pirie Scott and Hahne's.

        John E. Hayes III joined us as Senior Vice President, General Counsel in February 2009 and has served as Senior Vice President, General Counsel and Interim Chief Financial Officer since November 2009. Prior to joining Coldwater Creek, Mr. Hayes was engaged for 17 years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. While in private practice, Mr. Hayes served as our outside corporate and securities law counsel from 1999 until joining us. Prior to his legal career, Mr. Hayes practiced as a Certified Public Accountant with KPMG LLP.

        Robert B. Larson has served as our Vice President and Chief Accounting Officer since December 2009. From October 2008 to December 2009, Mr. Larson served as Divisional Vice President and Corporate Controller. From March 2007 to October 2008, Mr. Larson served as Divisional Vice President of Financial Reporting and Accounting. From September 2006 to March 2007, Mr. Larson served as the Director of Financial Reporting. Prior to joining us, Mr. Larson was with PricewaterhouseCoopers LLP from March 1996 to September 2006, most recently serving as a Senior Manager in PricewaterhouseCoopers National Professional Services Group from November 2004 to September 2006.

  Significant Employees

        Gerard El Chaar has served as our Senior Vice President of Operations since January 2005. From March 2002 to December 2004, Mr. El Chaar served as our Vice President of Distribution. From January 2001 to February 2002, Mr. El Chaar served as our Divisional Vice President of Distribution. From October 2000 to December 2000, Mr. El Chaar served as our Director of Distribution. From January 1999 to October 2000, Mr. El Chaar was Senior Director of International Operations with eToys Inc. where he was responsible for Customer Service and Distribution in the United Kingdom and Belgium. From January 1998 to December 1998, Mr. El Chaar was the Director of Engineering for Amazon.com.

        Daniel Moen has served as our Senior Vice President, Marketing and Chief Information Officer since February 2009. Prior to that appointment, Mr. Moen served as our Senior Vice President and Chief Information Officer since September 2004. From June 2004 to September 2004, Mr. Moen served as our Interim Vice President and Chief Information Officer. From July 2003 to May 2004, Mr. Moen served as our Vice President of Marketing and Business Intelligence. From October 2002 to June 2003, Mr. Moen served as our Divisional Vice President of Business Intelligence. From August 2001 to September 2002, Mr. Moen served as our Divisional Vice President of Marketing. From August 2000 to

July 2001, Mr. Moen was the Data Warehouse Manager for InfoSpace, Inc. From June 1999 to July 2000, Mr. Moen was our Director of Database Marketing for Network Commerce. From May 1995 to May 1999, Mr. Moen was employed by Coldwater Creek in various capacities in our Marketing Department.

        Jeffrey A. Parisian has served as our Senior Vice President and Chief Strategy Officer since September 2009. From April 2008 to September 2009, Mr. Parisian served as our Senior Vice President of Administration. From October 2004 to April 2008, Mr. Parisian served as our Vice President of Real Estate. From November 2002 to October 2004, Mr. Parisian served as our Divisional Vice President of Real Estate. From March 2002 to November 2002, Mr. Parisian served as our Senior Director of Real Estate. Prior to joining Coldwater Creek, Mr. Parisian was employed by Gap Inc. as Vice President of Real Estate.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect our business, financial condition, and/or operating results.

General economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

        Consumer spending patterns are highly sensitive to the general economic climate, levels of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, greater levels of unemployment, high levels of consumer debt, declines in home values and in the value of consumers' investments and savings, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced and discounted merchandise. These conditions, which have continued into the first quarter of fiscal 2010, had a negative impact on our revenues, gross margins, operating cash flows and earnings in years 2009, 2008 and 2007. We believe these conditions will continue for the remainder of fiscal 2010 and for the foreseeable future. Although we have seen some improvement in consumer demand for our products, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, earnings and operating cash flows. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

        Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences, which can vary by season and from one geographic region to another and be affected by general economic conditions that are difficult to predict. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results.

        Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. In response to the current economic environment, during fiscal 2008 and the first half of fiscal 2009 we generally maintained conservative levels of inventory. However, we had increased inventory levels in the second half of fiscal 2009. If the demand for our merchandise was lower than expected, as it was during the second half of fiscal 2009, given our increased investments in inventory in the current economic climate, we would be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

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

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.

        The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store's design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful. The current economic environment may also adversely affect the ability of developers or landlords to meet commitments to us to pay for certain tenant improvement expenses we incur in connection with building out new retail store locations.

        During the fourth quarter of fiscal 2009, we recorded an impairment charge of $0.6 million on certain premium retail stores. If market conditions were to continue to deteriorate for an extended period of time, it is reasonably possible that we could record additional impairments of these or other long-lived assets in the future.

We are subject to potentially adverse outcomes in litigation matters.

        We are, from time to time, involved in various legal proceedings incidental to the conduct of our business. Actions which may be filed against us include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we have violated federal and state wage and hour and other laws. These issues arise primarily in the ordinary course of business but could raise complex factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation issues will not have a material adverse effect on our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts not presently known to us with respect to pending legal actions, or adverse determinations by judges, juries or other finders of fact. Moreover, additional litigation that is not currently pending could have a significant impact on our results of operations or financial condition.

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
  the timing and number of promotions;

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

        Our results continue to depend materially on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. If, for any reason, we were to realize lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2009, 2008 and 2007, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected.

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

        The direct business depends largely on our ability to fulfill customer orders on a timely basis, and the direct and retail businesses depend largely on our ability to keep appropriate levels of inventory in the distribution center and stores. We may experience difficulties in obtaining sufficient manufacturing capacity from vendors to produce merchandise. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may become unable to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which would result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access credit will cause them to extend less favorable terms to us, which could negatively affect our margins and financial condition. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur expensive air freight charges, which would negatively impact our margins.

Our reliance on international third party vendors subjects us to uncertainties that could impact our costs to source merchandise and delay or prevent merchandise shipments.

        We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 60 percent of our total apparel purchases for both 2009 and 2008. Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties, which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

  •
  burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulations, as well as credit assurances we are required to provide to foreign vendors;

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

We face substantial competition from other retailers in the women's apparel industry.

        We face substantial competition from retailers for elements in our merchandise lines, and net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from these other retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers and, more recently, by declining consumer spending, resulting in increased promotional and competitive activity. We expect this price deflation to continue as a result of the recent expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have. Furthermore, because we continue to source a significant percentage of our merchandise through intermediaries and from suppliers and manufacturers located in the United States and Canada, where labor and production costs, on average, tend to be higher, our gross margins may be lower than those of competing retailers.

Consumer concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

        Our business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, our e-commerce net sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches or any actual or perceived consumer privacy concerns.

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

        As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, regardless of condition. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may be exceeded, however, by actual merchandise returns as a result of many factors, including changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the web site, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns or merchandise returns that exceed our expectations would result in adjustments to revenue and to cost of sales and could have a material and adverse affect on our financial condition, results of operations and cash flows.

We may be unable to manage significant increases in the costs associated with the catalog business, which could affect results of operations.

        We incur substantial costs associated with catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Significant increases in U.S. Postal Service rates and the cost of telecommunications services, paper and catalog production could significantly increase catalog production costs and result in lower profits for the catalog business. Most of our catalog-related costs are incurred prior to mailing, and as such we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Moreover, customer response rates have been volatile in recent years, particularly for mailings to prospective customers. Because the catalog business accounts for a significant portion of total net sales, any performance shortcomings experienced by the catalog business would likely have a material adverse effect on our overall business, financial condition, results of operations and cash flows.

Our success is dependent upon key personnel.

        Our future success depends largely on the contributions and abilities of key executives and other employees. The loss of any of our key employees could have a material adverse effect on our business. Furthermore, the current economic conditions or the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to replace key employees who leave us, or to add qualified employees we will need to manage our further growth.

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

Failure of our vendors to adhere to our code of vendor conduct could harm our business.

        We purchase nearly all merchandise from third-party vendors outside of the United States and require those vendors to adhere to a code of conduct and other environmental, labor, health, and safety standards for the benefit of workers. From time to time, contractors may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more contractors could have a negative impact on our reputation and an adverse effect on our results of operations.

The stock price has fluctuated and may continue to fluctuate widely.

        The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings, the timing of retail store openings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. The reported high and low sale prices of our common stock were $9.20 per share and $1.42 per share, respectively, during fiscal 2009. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies including ours, have experienced wide price fluctuations not necessarily related to their operating performance.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

        Dennis Pence, our Chairman of the Board of Directors, President and CEO, may be deemed to beneficially own directly and indirectly, approximately 14.3 percent of our outstanding common stock as of March 26, 2010. Ann Pence, our former Vice Chairman, may be deemed to beneficially own, directly and indirectly, approximately 19.7 percent of our outstanding common stock as of March 26, 2010. Either Dennis Pence or Ann Pence acting independently, would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

        Our growth strategy depends in part on our ability to continue to expand our retail stores. As of January 30, 2010, we operated 356 premium retail stores and we intend to open approximately 20 new stores in fiscal 2010. We have since closed one and opened one additional store in the first quarter of fiscal 2010 for a total of 356 premium retail stores currently in operation. We believe we have the opportunity to increase our premium retail store base to more than 500 stores. However, there can be no assurance that these stores will be opened, will be opened in a timely manner, or, if opened, that these stores will be profitable. The ability to open our planned retail stores depends on our ability to successfully:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Stores, Distribution Center and Corporate Facility

        Our principal executive and administrative offices are located at One Coldwater Creek Drive, Sandpoint, Idaho 83864. Our telephone number is (208) 263-2266. The general location, use and approximate size of our principal properties as of January 30, 2010 are set forth below:

Facility	Address	Owned/ Leased	Approximate Size
Corporate Offices(a)	One Coldwater Creek Drive Sandpoint, Idaho	Owned	270,000 sq. ft.
East Coast Operations Center, including Distribution and Customer Contact Center	100 Coldwater Creek Drive Mineral Wells, West Virginia	Leased	960,000 sq. ft.
Coeur d'Alene, Idaho Customer Contact Center	751 West Hanley Avenue Coeur d'Alene, Idaho	Leased	69,000 sq. ft.
Foreign sourcing offices	Various foreign locations	Leased	17,000 sq. ft.
New York Design Studio	New York City, NY	Leased	23,500 sq. ft.
356 Premium Retail Stores(b)(c)	Various U.S. locations	Leased	2,108,000 sq. ft.
36 Outlet Stores(d)	Various U.S. locations	Leased	253,000 sq. ft.
9 Day Spas(e)	Various U.S. locations	Leased	49,000 sq. ft.

(a)
Our corporate offices include approximately 176,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, spa, virtual retail stores, photo studio, employee training center and various corporate departments.

(b)
As of January 30, 2010, our premium retail stores averaged approximately 5,900 square feet in size per store. The base term of our premium retail store leases is generally ten years.

(c)
Includes 355 premium retail stores and one flagship store located in Manhattan, New York.

(d)
As of January 30, 2010, our outlet stores averaged approximately 7,000 square feet in size. The base term of our outlet store leases is generally five years.

(e)
As of January 30, 2010, our day spas average approximately 5,400 square feet in size. The base term of our day spa leases is generally ten years.

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

        On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleges copyright infringement of three different Brighton designs. We are vigorously defending this matter, which is still in the discovery stage. We believe it is without merit and we are asserting various defenses to the action. We also currently have insurance coverage and have been provided defense by our insurance carriers.

        We believe that the amount of loss, if any, related to these legal proceedings is adequately reserved for or covered by insurance.

Item 4.    RESERVED

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

        Our common stock has been quoted on the NASDAQ Stock Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 26, 2010, we had 6,531 stockholders of record and 92,188,582 shares of $0.01 par value common stock outstanding.

        The following table sets forth the high and low sales price data for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2009:
First Quarter	$3.96	$1.42
Second Quarter	$7.48	$3.48
Third Quarter	$9.20	$5.62
Fourth Quarter	$6.43	$4.14
Fiscal 2008:
First Quarter	$6.68	$3.84
Second Quarter	$7.43	$4.66
Third Quarter	$8.31	$2.04
Fourth Quarter	$3.68	$0.91

        We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future. In addition, the payment of dividends is subject to certain restrictions under our $70 million Credit Agreement.

Performance Graph

        The following graph compares the cumulative five-year total return to shareholders on Coldwater Creek Inc.'s common stock to the cumulative total returns of the NASDAQ Composite Index, and a customized peer group of the following four companies: Ann Taylor Stores Corp., Chico's FAS Inc., Christopher & Banks Corp. and Talbots Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on January 29, 2005 and its relative performance is tracked through January 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Coldwater Creek Inc., The NASDAQ Composite Index And A Peer Group

    *    $100 invested on 1/29/05 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

	1/05	4/05	7/05	10/05	1/06	4/06	7/06	10/06	2/07	4/07
Coldwater Creek Inc.	100.00	91.73	151.92	148.08	170.85	230.10	164.02	250.92	157.35	170.35
NASDAQ Composite	100.00	94.00	105.91	103.44	111.69	113.40	103.22	117.17	122.94	125.64
Peer Group	100.00	102.57	143.27	132.92	152.25	143.53	113.48	123.45	104.52	116.41

7/07	10/07	2/08	4/08	7/08	10/08	1/09	4/09	7/09	10/09	1/10
162.04	73.66	57.85	43.95	53.66	29.54	23.21	28.39	60.41	47.32	36.70
127.12	140.91	117.70	118.58	113.07	83.42	72.63	83.80	96.98	100.74	105.78
93.33	72.56	58.10	48.36	45.76	27.92	16.91	28.89	45.09	49.17	52.78

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

	Fiscal Year Ended(a)
	January 30, 2010(b)	January 31, 2009	February 2, 2008(c)	February 3, 2007(d)(e)	January 28, 2006
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$1,038,581	$1,024,221	$1,151,472	$1,054,611	$779,663
Gross profit	$334,281	$350,560	$450,183	$471,007	$352,778
Net income (loss)	$(56,132)	$(25,963)	$(2,488)	$55,372	$41,570
Net income (loss) per common share—Basic	$(0.61)	$(0.29)	$(0.03)	$0.60	$0.45
Net income (loss) per common share—Diluted	$(0.61)	$(0.29)	$(0.03)	$0.59	$0.44
Weighted average common shares outstanding—Basic	91,597	91,037	92,801	92,616	91,488
Weighted average common shares outstanding—Diluted	91,597	91,037	92,801	94,485	94,365
Cash dividends declared per common share	$—	$—	$—	$—	$—
Selected Segment Data:
Net Sales:
Retail	$782,429	$751,352	$775,082	$664,170	$454,538
Direct	$256,152	$272,869	$376,390	$390,441	$325,125
Selected Operating Data:
Total catalogs mailed	91,365	85,950	128,551	118,690	113,000
Average premium retail store size in square feet	5,900	5,900	5,800	5,600	5,500
Balance Sheet Data:
Cash and cash equivalents	$84,650	$81,230	$62,479	$148,680	$131,856
Inventory	$161,546	$135,376	$139,993	$126,953	$86,309
Working capital	$98,885	$92,989	$115,750	$173,319	$132,010
Total assets	$583,523	$628,627	$624,259	$580,475	$458,410
Total long-term debt, including capital leases(f)	$11,454	$13,316	$14,467	$1,008	$—
Stockholders' equity	$235,561	$282,496	$301,863	$317,456	$248,397
Premium Retail Store Count:
Beginning of the fiscal year(g)	348	306	240	174	114

Opened in the first quarter	4	9	12	9	5
Opened in the second quarter	3	7	8	13	17
Opened in the third quarter	1	19	34	29	27
Opened in the fourth quarter	—	7	12	14	11

End of the fiscal year	356	348	306	239	174

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

b)
During fiscal 2009, we recorded a $24.4 million non-cash income tax charge in continuing operations, or $0.27 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its projected future performance. Consequently, based on available evidence, in particular our three-year historical cumulative losses, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance has no impact on cash and does not preclude the company from utilizing the full amount of the deferred tax asset in future profitable periods.

c)
Effective February 4, 2007, we adopted the accounting standard related to Accounting for Uncertainty of Income Taxes. This adoption did not have a significant impact on our financial position or results of operations.

d)
Effective January 29, 2006, we adopted the accounting standard related to Share-Based Payments using the modified prospective method.

e)
On February 3, 2007 we adopted the accounting standard related to Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, resulting in a $3.2 million decrease in stockholders' equity.

f)
As of January 30, 2010, we maintained a $70.0 million line of credit with Wells Fargo Bank Retail Finance, LLC. As of the date of this report we have not borrowed under this facility. In previous years we maintained a line of credit with Wells Fargo, N.A. See Note 6 to our consolidated financial statements for further information.

g)
As of February 4, 2007, we reclassified our Jackson Hole, WY store from a resort to a premium store.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The forward-looking statements in this Annual Report are as of the date such report is filed with the SEC, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

        We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year end typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. The fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks.

Overview

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

        Our mission is to be one of the premier specialty retailers for women 35 years of age and older in the United States by offering our customers a compelling merchandise assortment with superior customer service through all our sales channels.

        We currently have two operating segments: retail and direct. Retail sales consist of sales generated at our premium retail stores and outlet stores along with our day spa locations. Direct sales consist of sales generated through our e-commerce web site and from orders taken over the phone or through the mail.

Executive Summary

        During fiscal 2009, our gross margin and results of operations were negatively impacted by a merchandise selection that we believe was too basic, did not differentiate us from our competitors and was weighted toward categories with lower price points. In addition, although successful at driving traffic and sales, the combination of extensive value pricing, promotional discounting1 and quarterly sales events that did not meet our expectations led to a deterioration in our gross margin and results of operations. Low inventory levels during the first half of fiscal 2009 also negatively impacted the results of our summer sales event.

(1)
We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

        Net sales increased to $1,039 million in fiscal 2009 compared to $1,024 million in fiscal 2008. This 1.4 percent increase in net sales for the year was primarily driven by the addition of eight premium retail stores and two merchandise clearance outlet stores since January 31, 2009, offset by the closure of one merchandise clearance outlet store in the second quarter of fiscal 2009. This increase was partially offset by a decrease in our aggregate quarterly comparable premium retail store sales and a decrease in sales through our direct segment.

        Our gross margin rate for fiscal 2009 was 32.2 percent, compared with 34.2 percent in fiscal 2008. This 2.0 percentage point decrease in the gross margin rate was primarily driven by a 1.7 percentage point decline in our merchandise margins and a 0.3 percentage point decline in leveraging of occupancy costs.

        Selling, general and administrative expenses for fiscal 2009 were $378.9 million, or 36.5 percent of net sales, compared with $395.3 million, or 38.6 percent of net sales, for fiscal 2008. The decrease in selling, general and administrative expenses of approximately $16.5 million was primarily related to a decrease in employee expenses, lower marketing expenses, and lower overhead costs, partially offset by a $6.0 million pre-tax charge related to the departure of our former CEO.

        We ended fiscal 2009 with $84.7 million in cash and cash equivalents, compared to $81.2 million at the prior year end. Working capital was $98.9 million at the end of fiscal 2009, compared to $93.0 million at the end of fiscal 2008. Premium retail inventory, including the retail inventory in our distribution center, increased 20 percent per square foot compared to fiscal 2008. Total inventory increased 19.3 percent to $161.5 million at the end of fiscal 2009 from $135.4 million at the end of fiscal 2008. This increase is attributable to inventory that was bought to support a more aggressive comparable store sales plan, the timing of spring inventory receipts relative to fiscal 2008 and a 2.6 percent increase in premium retail store square footage.

Outlook

        Although macroeconomic conditions have improved to some extent, weak consumer spending has been prolonged with persisting concerns about high unemployment, income and deterioration in household net worth. As long as these conditions continue we expect that consumer spending will remain difficult. We remain cautious about fiscal year 2010 given the current environment, but we are implementing initiatives to position us for improved performance. Our initiatives in 2010 will be focused on improving our average unit retail prices and our average transaction value. These initiatives will include refining our merchandise mix, adjusting our discounting cadence and modifying our approach to our quarterly sales events.

        Over the last two years we shifted our merchandise assortment to more basic items in a broad range of colors and styles, and away from our core strength of a diverse assortment across a variety of categories. Because we recognize that our customers are focused on fashion and differentiation, we have refocused our efforts to deliver unique and differentiated offerings creating a better balance of novelty items together with basic items in an effort to increase our average unit retail, average transaction dollars and gross margins. These adjustments will begin to be reflected in our spring and summer collections, with the full impact of this initiative in place by September 2010. We are also focused on expanding and upgrading our home and jewelry categories as we believe there is an opportunity to increase their contribution to our operating results. We believe that lower price points will continue to play a role in our customers' purchasing decisions and we will continue to offer certain merchandise at lower opening price points as a component of our product offering, but we will reduce the breadth of these price points within our assortment.

        During the second half of fiscal year 2009 we began testing higher price points on certain merchandise categories, and as a result, we are selectively raising price points to properly reflect the unique quality and design of our merchandise to increase our initial markup. We also recognize that in the current economic environment discounts are an effective driver of traffic and we will continue to offer targeted promotions through our catalogs and email campaigns, although we will adjust the magnitude and timing of these promotions. We have also adjusted our approach to our sales events as we have discovered over the last year that our customers are not responding to these events as they have in the past, resulting in a decrease in our merchandise margins. During the fourth quarter of fiscal 2009, we took a sharper first markdown2 and reduced the duration of the sales event, which we believe improved the productivity of our sales events. Given the results, we expect to continue a similar strategy going forward.

        We are also making efforts to restore our direct segment business, which has significantly deteriorated over the past two years, largely due to our decision to reduce catalog circulation in response to economic conditions. We believe we have the opportunity to regain market share by selectively increasing catalog circulation. In the second half of fiscal 2009, we increased our catalog circulation by 37.0 percent to 60.6 million, compared to 44.2 million in the second half of 2008. As a result of this increase we saw meaningful growth in reactivated customers. We are also seeking to enhance the effectiveness of our Internet marketing with one-to-one marketing initiatives as we work to personalize our messaging and make the experience more relevant to the customer.

        During fiscal year 2009, following two years of declining inventory levels, we invested in higher levels of inventory beginning in the fall season of 2009 and continuing into the first half of 2010. This investment was based on an increased sales plan that did not materialize to our expectations. We have also purchased our spring and summer assortments at levels above our fiscal 2010 comparable stores sales plan. Though we currently have excess inventory, we are committed to the right-sizing of our inventory levels by the second half of 2010. Consequently, our performance in the first half of fiscal year 2010 will continue to be impacted by lower merchandise margins as a result of additional promotions to realign our inventory position.

        We believe that the changes to our merchandise strategy, rebalancing of our pricing strategy, adjustment of our promotional cadence and sale events, and restoration of our direct segment business will position the company for improved long term performance and growth.

        We continue to believe that our retail expansion will be a key driver for our long term growth. However, we intend to pursue a scaled back store rollout program compared to the years prior to 2009, until the economic outlook improves. During fiscal 2009, we opened 10 new stores, ending the year with 356 premium retail stores and 36 merchandise clearance outlet stores. We plan to open approximately 20 new retail stores in fiscal 2010.

Other Developments

        Income Tax Valuation Allowance—During fiscal 2009 we recorded a $24.4 million non-cash income tax charge in continuing operations, or $0.27 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its projected future performance. Consequently, based on available evidence, in particular our three-year historical cumulative losses, we recorded a valuation allowance against substantially all of our net deferred tax assets. The recording of a valuation allowance has no impact on cash and does not preclude us from utilizing the full amount of the deferred tax asset in future profitable periods.

(2)
We define markdowns generally as permanent reductions from the original selling price.

        Senior Management Changes—On September 12, 2009, Dennis C. Pence, Chairman of the Board of Directors, was appointed President and Chief Executive Officer of Coldwater Creek, replacing Daniel Griesemer. As a result of Mr. Griesemer's departure, we recorded a pre-tax charge of approximately $4.1 million during fiscal 2009, which includes cash severance of $2.0 million and non-cash stock based compensation expense of $2.1 million related to the acceleration of all of Mr. Griesemer's unvested equity awards. Also in connection with this event, we recorded an additional non-cash pre-tax accounting charge of approximately $1.9 million for the write-off of certain deferred costs related to our Supplemental Employee Retirement Plan.

        On November 17, 2009, we announced that John E. Hayes, III, Senior Vice President and General Counsel of Coldwater Creek, would serve as Interim Chief Financial Officer, until a permanent successor is named. Mr. Hayes replaced our former Chief Financial Officer, Timothy O. Martin who resigned effective November 25, 2009.

        Revolving Line of Credit—On February 13, 2009, we entered into a secured Credit Agreement with Wells Fargo Retail Finance, LLC. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. Our new agreement provides a revolving line of credit up to $70 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 30, 2010 as compared to the fiscal year ended January 31, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 30, 2010	% of net sales	January 31, 2009	% of net sales	$ change	% change
Net sales	$1,038,581	100.0%	$1,024,221	100.0%	$14,360	1.4%
Cost of sales	704,300	67.8%	673,661	65.8%	30,639	4.5%

Gross profit	334,281	32.2%	350,560	34.2%	(16,279)	(4.6)%
Selling, general and administrative expenses	378,852	36.5%	395,320	38.6%	(16,468)	(4.2)%
Loss on asset impairments	607	0.1%	1,452	0.1%	(845)	(58.2)%

Loss from operations	(45,178)	(4.3)%	(46,212)	(4.5)%	1,034	2.2%
Interest, net and other	(797)	(0.1)%	1,508	0.1%	(2,305)	*

Loss before income taxes	(45,975)	(4.4)%	(44,704)	(4.4)%	(1,271)	(2.8)%
Income tax provision (benefit)	10,157	1.0%	(18,741)	(1.8)%	28,898	*

Net Loss	$(56,132)	(5.4)%	$(25,963)	(2.5)%	$(30,169)	(116.2)%

Effective income tax rate	(22.1)%		41.9%

*
Comparisons from positive to negative values are not considered meaningful.

Net Sales

        Net sales consist of retail and direct sales, which include co-branded credit card program marketing fees, revenue sharing and sales royalty revenue and shipping fees received from customers for delivery of merchandise. The 1.4 percent increase in net sales during fiscal 2009 as compared to fiscal 2008 was primarily driven by the addition of eight premium retail stores and two merchandise clearance outlet stores, slightly offset by the closure of one merchandise clearance outlet store and a decrease in comparable premium retail store sales3 as a result of lower average transaction value. We experienced a decrease in sales through our direct segment as a result of lower average order values offset by lower sales returns. We believe our sales performance for fiscal 2009 was negatively impacted by difficult macroeconomic conditions, low retail store traffic levels in the first two quarters of fiscal 2009, the expansion of our value pricing initiatives, merchandise that did not differentiate us enough from our competitors, promotional discounting and quarterly sales events that did not meet our expectations.

        Comparable premium retail store sales by quarter is as follows:

	Percentage increase (decrease)		Premium Retail Store Base
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Fourth Quarter	8.9%	(21.4)%	315	254
Third Quarter	14.4%	(20.5)%	307	246
Second Quarter	(10.2)%	(13.7)%	300	236
First Quarter	(18.6)%	(19.0)%	273	211

        Revenue from our co-branded credit card program increased $2.7 million for fiscal 2009 as compared with fiscal 2008. The amount of revenue sharing recognized as revenue during fiscal 2009 and fiscal 2008 was approximately $2.6 million and $0.8 million, respectively. The amount of sales royalty and marketing fees recognized as revenue during fiscal 2009 and fiscal 2008 was approximately $11.9 million and $11.0 million, respectively.

        In addition, shipping fees received from customers for delivery of merchandise decreased by $5.5 million from $33.3 million during fiscal 2008, to $27.8 million during 2009, which is primarily associated with a decrease in realized shipping rates as a result of lower average order values and increased free shipping promotions.

Cost of Sales/Gross Profit

        The gross profit rate decreased by 2.0 percentage points during fiscal 2009 as compared to fiscal 2008. The decrease in our gross profit rate was primarily the result of a 1.7 percentage point decline attributable to value-pricing and an increase in promotional discounts, which were partially offset by a decrease in our markdown rate. Our gross profit rate was also negatively impacted by a decrease in the leveraging of our retail occupancy costs and higher buying and distribution costs of 0.3 percentage points and 0.1 percentage points, respectively. These decreases were offset by lower shipping and handling costs of 0.1 percentage points due to lower direct sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses, or SG&A, decreased $16.5 million during fiscal 2009 as compared with fiscal 2008, primarily driven by decreased employee, marketing and certain overhead expenses related to our cost savings initiatives. As a percentage of net sales, SG&A decreased by 2.1 percentage points in fiscal 2009 as compared with fiscal 2008. This decrease in SG&A rate was primarily the result of a 1.3 percentage point decrease in employee expenses. Also contributing to the decrease in SG&A rate was a 0.4 percentage point decline in both marketing expenses and certain overhead costs.

(3)
We define comparable premium retail stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

Loss on Asset Impairment

        During fiscal 2009, we recorded an impairment charge of $0.6 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations. During fiscal 2008, we recorded an impairment charge of $1.5 million related to leasehold improvements and furniture and fixtures at certain day spa locations.

Interest, Net and Other

        The decrease in interest, net and other for fiscal 2009 as compared with fiscal 2008 was primarily the result of lower interest income rates on our cash balances and an increase in interest expense on our capital leases.

Provision for Income Taxes

        The provision for income taxes of $10.2 million in fiscal 2009 reflects the establishment of a valuation allowance for substantially all of our net deferred tax assets. During fiscal 2009, we evaluated all positive and negative evidence related to our ability to utilize our deferred tax assets and recorded a valuation allowance of $24.4 million due to our three-year historical cumulative losses and recent operating losses. The income tax benefit for fiscal 2008 was the result of a pre-tax loss. See Note 7 to our consolidated financial statements for additional details on our income tax rate.

Segment Results

        We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	January 30, 2010	% of Net Sales	January 31, 2009	% of Net Sales	% Change
Net sales:
Retail	$782,429	75.3%	$751,352	73.4%	4.1%
Direct	256,152	24.7%	272,869	26.6%	(6.1)%

	$1,038,581	100.0%	$1,024,221	100.0%	1.4%

Segment operating income:
Retail	$37,479		$30,396		23.3%
Direct	41,837		42,108		(0.6)%

Segment operating income	$79,316		$72,504		9.4%
Unallocated corporate and other	(124,494)		(118,716)		(4.9)%

Loss from operations	$(45,178)		$(46,212)		2.2%

Retail Segment

Net Sales

        The $31.1 million increase in retail segment net sales for fiscal 2009 as compared with fiscal 2008 is primarily the result of the addition of eight premium retail stores and two merchandise clearance outlet stores, partially offset by the closure of one merchandise clearance outlet store and a decrease in our comparable premium retail store sales. The decrease in our aggregate quarterly premium comparable store sales of 1.4 percent reflects a decrease in comparable premium retail store traffic of 5.3 percent and a 4.4 percent decline in the average transaction values, partially offset by an increase in comparable premium retail conversion rate of 2.8 percentage points.

        Also contributing to the increase in retail segment net sales during fiscal 2009 as compared with fiscal 2008 was a $6.7 million and $1.2 million increase in net sales from merchandise clearance outlet stores and co-branded credit card program revenue, respectively. These increases were partially offset by a $0.9 million decrease in net sales from our day spas during fiscal 2009 as compared with fiscal 2008.

Segment Operating Income

        Retail segment operating income rate expressed as a percentage of retail segment sales for fiscal 2009 as compared with fiscal 2008 increased by 0.7 percentage points. The increase was primarily the result of a decrease in employee related costs and certain overhead costs, which contributed to a 2.3 and 0.5 percentage point improvement, respectively. These decreases in expenses were partially offset by a 1.2 and 0.3 percentage point increase in marketing expenses and retail occupancy costs, respectively, which includes impairment charges of $0.6 million and $1.5 million in fiscal 2009 and fiscal 2008, respectively. In addition, increased promotional discounts and value pricing, partially offset by a decrease in markdown rate, contributed to a 0.6 percentage point decline in merchandise margins.

Direct Segment

Net Sales

        Direct segment net sales decreased $16.7 million or 6.1 percent during fiscal 2009 as compared to fiscal 2008. This decrease is primarily the result of a 10.4 percent decrease in average order values. Average order values in our Internet channel and our phone and mail channel were down approximately 9.2 percent and 11.0 percent, respectively, during fiscal 2009 as compared with fiscal 2008, as a result of value pricing and increased promotional discounts, partially offset by a decrease in Internet markdowns and lower sales returns. However, we believe that the increase of 6.3 percent in catalogs mailed during fiscal 2009 compared to fiscal 2008 had a positive impact on direct segment orders and net sales.

        Direct segment net sales were also negatively impacted by a $5.5 million decrease in shipping revenue during fiscal 2009 as compared with fiscal 2008, which is primarily associated with a decrease in realized shipping rates as a result of lower average order values and increased free shipping promotions. The decrease was partially offset by a $1.5 million increase in co-branded credit card program revenue over the same period.

Segment Operating Income

        Direct segment operating income rate expressed as a percentage of direct segment sales for fiscal 2009 as compared with fiscal 2008 increased by 0.9 percentage points. The direct segment operating income rate was positively impacted by a 5.1, 0.7 and 0.4 percentage point decrease in marketing expenses, certain overhead costs and employee related costs, respectively. Increased promotional discounting and value pricing, partially offset by a decrease in markdown rate, resulted in a 5.3 percentage point decrease in merchandise margins.

Corporate and Other

        Corporate and other expenses increased $5.8 million in fiscal 2009 as compared to fiscal 2008. This increase is primarily the result of:

  •
  $2.4 million increase in marketing expenses, primarily as a result of an increase in national magazine advertising campaigns;

  •
  $2.1 million increase in corporate support costs;

  •
  $1.5 million increase in employee expenses, primarily consisting of a $6.0 million pre-tax charge associated with the departure of our former CEO, offset by decreases related to a reduction in salaries and incentive compensation; offset by a

  •
  $0.2 million decrease in occupancy costs.

Fiscal 2008 Compared to Fiscal 2007

        The following table sets forth certain information regarding the components of our consolidated statements of operations for the fiscal year ended January 31, 2009 as compared to the fiscal year ended February 2, 2008. It is provided to assist in assessing differences in our overall performance (in thousands):

	Fiscal Year Ended
	January 31, 2009	% of net sales	February 2, 2008	% of net sales	$ change	% change
Net sales	1,024,221	100.0%	$1,151,472	100.0%	$(127,251)	(11.1)%
Cost of sales	673,661	65.8%	701,289	60.9%	(27,628)	(3.9)%

Gross profit	350,560	34.2%	450,183	39.1%	(99,623)	(22.1)%
Selling, general and administrative expenses	395,320	38.6%	460,232	40.0%	(64,912)	(14.1)%
Loss on asset impairments	1,452	0.1%	620	0.0%	832	134.2%

Loss from operations	(46,212)	(4.5)%	(10,669)	(0.9)%	(35,543)	(333.1)%
Interest, net and other	1,508	0.1%	6,793	0.6%	(5,285)	(77.8)%

Loss before income taxes	(44,704)	(4.4)%	(3,876)	(0.3)%	(40,828)	(1,053.4)%
Income tax benefit	(18,741)	(1.8)%	(1,388)	(0.1)%	(17,353)	(1,250.2)%

Net Loss	$(25,963)	(2.5)%	$(2,488)	(0.2)%	$(23,475)	(943.5)%

Effective income tax rate	41.9%		35.8%

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

        We believe our sales performance for fiscal 2008 was negatively impacted by the challenging economic conditions, which are evidenced in our business by a highly competitive retail selling environment, low retail store traffic levels and a shift in customer purchasing toward more value priced merchandise. During fiscal 2008, we experienced a decline in comparable premium retail store traffic of 15.5% and a decrease in average transaction value in both our premium retail stores and direct channel of 3.8% and 7.3%, respectively, as compared to fiscal 2007. The decrease in average transaction value was primarily due to higher levels of markdowns in both segments. During fiscal 2008, catalog circulation also decreased by 42.6 million, or 33.1 percent, compared to fiscal 2007.

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

Cost of Sales/Gross Profit

        The gross profit rate decreased by 4.9 percentage points during fiscal 2008, as compared to fiscal 2007. Approximately 1.7 percentage points of this decrease was due to increased markdowns and clearance activity, as well as slightly lower initial merchandise markups. In addition, fiscal 2007 included an approximate $7.3 million write-down of overstocked inventory that was liquidated through third parties. The remainder of the decrease in our gross profit rate was the result of decreased leveraging of our retail occupancy costs and buying and distribution costs of approximately 3.8 and 0.2 percentage points, respectively, offset by a 0.8 percentage point improvement in shipping and handling costs as a percentage of sales.

Selling, General and Administrative Expenses

        As a percentage of net sales, SG&A decreased by 1.4 percentage points in fiscal 2008 as compared to fiscal 2007. This decrease in SG&A rate was the result of a 3.8 percentage point decrease in marketing expenses, offset by a 2.0 percentage point increase in employee expenses and a 0.4 percentage point increase in overhead costs.

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

Provision for Income Taxes

        The increase in benefit for income taxes for fiscal 2008 as compared to fiscal 2007 was primarily the result of an increase in pre-tax loss, resulting in a tax benefit of $18.7 million. The benefit for income taxes in fiscal 2008 includes an out-of-period adjustment of $2.5 million related to the correction of errors in the calculation of the previous year's income taxes. See Note 7 to our consolidated financial statements for further discussion of the correction and additional details on our income tax rate.

Segment Results

        We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Fiscal Year Ended
	January 31, 2009	% of Net Sales	February 2, 2008	% of Net Sales	% Change
Net sales:
Retail	$751,352	73.4%	$775,082	67.3%	(3.1)%
Direct	272,869	26.6%	376,390	32.7%	(27.5)%

	$1,024,221	100.0%	$1,151,472	100.0%	(11.1)%

Segment operating income:
Retail	$30,396		$76,585		(60.3)%
Direct	42,108		55,878		(24.6)%

Segment operating income	$72,504		$132,463		(45.3)%
Unallocated corporate and other	(118,716)		(143,132)		17.1%

Loss from operations	$(46,212)		$(10,669)		(333.1)%

Retail Segment

Net Sales

        The $23.7 million decrease in retail segment net sales for fiscal 2008 as compared with fiscal 2007 is primarily the result of a decrease in net sales in our comparable premium retail stores as disclosed in the table above under "Results of Operations—Net Sales." This decrease in comparable premium retail store sales reflects a decrease in comparable premium retail store traffic of 15.5 percent during fiscal 2008 as compared to fiscal 2007. During fiscal 2008, we also experienced a decrease in average transaction value of premium retail stores of 3.8 percent as compared to fiscal 2007. The decrease in average transaction value was primarily due to higher levels of in-store markdowns.

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
  the timing of promotions;

  •
  customer response to merchandise offerings, including the impact of economic and weather-related influences, the actions of competitors and similar factors;

  •
  overall merchandise return rates, including the impact of actual or perceived service and quality issues;

  •
  our ability to accurately estimate and accrue for merchandise returns and to recover the cost of our merchandise;

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

        Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2009, 2008 and 2007, our financial condition, results of operations, including related gross margins and cash flows, for the entire fiscal year will be materially adversely affected.

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

        On February 13, 2009, we entered into a secured Credit Agreement (the "Agreement") with Wells Fargo Retail Finance, LLC. This facility replaces our previous unsecured revolving line of credit with Wells Fargo Bank, N.A. pursuant to the Amended and Restated Credit Agreement dated February 13, 2007, as amended April 16, 2008 and January 29, 2009 (the "Prior Agreement"). The Agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The Agreement has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of January 30, 2010 and January 31, 2009, we had no borrowings under these credit facilities and $19.5 million and $16.1 million in letters of credit issued, respectively.

        Operating activities generated $24.6 million, $95.5 million and $52.4 million of positive cash flow during fiscal years 2009, 2008 and 2007, respectively.

        On a comparative year-to-year basis, we had a $70.9 million decrease in cash flows from operating activities during fiscal 2009 as compared with fiscal 2008. This resulted primarily from decreased gross margins and increased payments on inventory purchases. We also experienced a decrease in cash collected on tenant allowances of $27.0 million as total cash collected on tenant allowances was $9.6 million during fiscal 2009 as compared to $36.6 million during fiscal 2008. In addition, we made a cash severance payment of $2.0 million to our former CEO and we experienced a $1.2 million decrease in interest income collected. These decreases were offset by lower operating expenses, reduced marketing costs and an increase of $3.6 million in fees collected from the co-branded credit card program, which includes a $6.5 million payment received related to the revenue sharing component of our co-branded credit card program and a $6.5 million increase in tax refunds received.

        On a comparative year-to-year basis, the $43.2 million increase in cash flows from operating activities in fiscal 2008 from fiscal 2007 resulted primarily from lower operating expenses, reduced payments on inventory purchases, reduced marketing costs and taxes received of $9.3 million in fiscal 2008 versus taxes paid of $20.4 million in fiscal 2007. We also experienced an increase in cash collected on tenant allowances of $0.9 million as total cash collected was $36.6 million in fiscal 2008 as compared to $35.7 million in fiscal 2007. This increase was offset by decreased revenue and lower gross margins and a decrease in cash collected on interest income of $5.3 million.

        Cash outflows from investing activities principally consisted of capital expenditures which totaled $21.7 million, $81.2 million and $121.3 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Capital expenditures in fiscal 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of eight additional premium retail stores, two merchandise clearance outlet stores, two premium retail stores under construction, the remodeling of certain existing stores, the relocation of our New York design office, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2008 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 42 additional premium retail stores, five merchandise clearance outlet stores and four premium retail stores under construction; and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2007 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 66 additional premium retail stores, three day spas, four merchandise clearance outlet stores and 15 premium retail stores under construction; and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Cash outflows for fiscal 2009, fiscal 2008 and fiscal 2007 were offset by cash inflows of $0.1 million, $3.1 million and $1.7 million, respectively, related to the proceeds from the sale of certain assets.

        Cash outflows from financing activities were $0.5 million during fiscal 2009 compared with cash inflows from financing activities of $0.5 million for fiscal 2008 and cash outflows from financing activities of $19.9 million for fiscal 2007. During fiscal 2009, cash outflows of $3.1 million related to costs associated with our new credit facility, tax withholding payments made on restricted stock units, and payments made on our capital lease and other financing obligations were offset by $2.6 million in cash inflows related to proceeds we received from stock option exercises, the purchase of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options. During fiscal 2008, cash inflows of $1.6 million related to stock option exercises, purchases of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options were offset by $1.1 million in cash outflows related to payments on our capital lease and other financing obligations and tax withholding payments made on restricted stock units. The cash outflows in fiscal 2007 related to the purchase and retirement of our common stock of $25.0 million, partially offset by cash inflows of $5.2 million related to stock option exercises, purchases of shares under our employee stock purchase plan and tax benefits related to the exercise of stock options.

        As a result of the foregoing, we had $98.9 million in working capital at January 30, 2010, compared with $93.0 million at January 31, 2009. Our current ratio was 1.53 at January 30, 2010, compared with 1.51 at January 31, 2009.

        During fiscal year 2009, following two years of declining inventory levels, we invested in higher levels of inventory beginning in the fall season of 2009 and continuing into the first half of 2010. This investment was based on an increased sales plan that did not materialize to our expectations. We have also purchased our spring and summer assortments at levels above our fiscal 2010 comparable stores sales plan. Though we currently have excess inventory, we are committed to the right-sizing of our inventory levels by the second half of 2010. Consequently, our performance in the first half of fiscal year 2010 will continue to be impacted by lower merchandise margins as a result of additional promotions to realign our inventory position.

        Capital expenditures for the full year in fiscal 2010 are expected to be approximately $35.0 million, primarily associated with the premium retail store expansion, store-related expenditures, investments in information technology and, to a lesser extent, other corporate-related capital expenditures.

        The deterioration of the financial, credit and housing markets combined with high unemployment has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these considerations into our business plans and have responded by implementing cost and capital savings initiatives. In addition, we have invested our cash deposits in U.S. Treasury Bills and money market funds that are invested in U.S. Treasury Securities.

        We do not anticipate borrowing under our credit facility during fiscal 2010 as we believe cash flow from operations and current cash on hand will be sufficient to fund current needs. However, lower than expected sales or lower merchandise margins that negatively impact our cash flows could require us to borrow under our credit facility. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Off-Balance Sheet Liabilities and Other Contractual Obligations

        We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

        The following tables summarize our minimum contractual commitments and commercial obligations as of January 30, 2010 (in thousands):

	Payments Due in Fiscal Year
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations
Operating leases(a)	$614,107	$79,468	$151,339	$134,301	$248,999
Contractual commitments(b)	181,016	181,016	—	—	—
Capital leases(c)	24,546	1,053	2,072	2,153	19,268
Other financing obligations(d)	2,387	2,387	—	—	—
Other long-term liabilities(e)(f)	10,724	875	—	—	9,849

Total	$832,780	$264,799	$153,411	$136,454	$278,116

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

(b)
Contractual commitments include inventory purchase orders of $176.4 million and capital expenditure purchase orders of $4.6 million. We expect to pay substantially all of these commitments in the next twelve months. The actual timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)
The weighted average interest rate on the capital leases is approximately 7.9 percent. Payments represent the principal and accrued interest of $11.6 million and interest expense to be incurred of approximately $12.9 million.

(d)
Payments on other financing obligations represent interest expense to be incurred of approximately $0.1 million and principal amounts due in the next twelve months of approximately $2.3 million which has been recorded as a current liability.

(e)
Other long-term liabilities include amounts on our January 30, 2010 consolidated balance sheet representing obligations under our Supplemental Employee Retirement Plan of $9.2 million and asset retirement obligations under certain of our lease arrangements of $0.4 million. Although we do not expect to pay any cash out in the next twelve months, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control. In addition, other long-term liabilities include $0.9 million related to our employee retention compensation program which will be paid during the next twelve months. This does not include $0.2 million of additional compensation expense that is to be recognized over the employees' remaining service periods.

(f)
We have excluded $125.3 million and $7.1 million of deferred rents and deferred revenue, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred rents relate to operating leases, which are already reflected in the operating lease category above and the deferred revenue does not represent a contractual obligation that will be settled in cash.

        Our only individually significant operating lease is for our 960,000 square foot distribution center and customer contact center located in Mineral Wells, West Virginia. Our remaining lease commitment as of January 30, 2010 is approximately $68.2 million and has been reflected in the schedule above. All other operating leases primarily pertain to retail and outlet stores, day spas and to various equipment and technology.

        Subsequent to January 30, 2010, we entered into additional retail leases with minimum lease payment requirements, and as a result, as of March 26, 2010 our operating lease commitments increased by $1.7 million.

        As of January 30, 2010 we had $21.1 million in letters of credit issued, of which $19.5 million was issued under our credit facility with Wells Fargo Retail Finance, LLC. related to inventory purchase commitments and $1.6 million under a separate letter of credit related to our distribution facility.

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

	Balance at beginning of period	Additions charged to net loss	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177
January 31, 2009	$7,177	$106,044	$106,952	$(1,974)	$4,295
January 30, 2010	$4,295	$81,100	$80,020	$(1,010)	$4,365

Inventory Valuation

        Our inventories consist of merchandise purchased for resale and are recorded at the lower of cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. During the last three years we have experienced declining gross margins due to an increase in the amount of inventory being sold with markdowns and promotional discounts. During fiscal 2007, we experienced significantly lower customer traffic than originally anticipated, which resulted in an increase in slow moving and aged inventory and led us to record an approximate $7.3 million write-down of overstock inventory that was liquidated through third parties. During fiscal 2009 we purchased inventory based on an increased sales plan that did not materialize. As a result, we will dispose of this excess inventory internally through various promotional offerings and through our outlets and web site at lower margins than originally planned. We have made loss provisions for certain inventory items as of January 30, 2010 that we believe are adequate based upon current forecasts which consider current and future selling prices. Actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations.

Stock-Based Compensation

        Stock-based compensation is accounted for according to ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

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

Impairment of Long-Lived Assets

        Long-lived assets, more specifically leasehold improvements and furniture and fixtures at our retail stores and day spas, are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, we then determine the fair value of the asset using a discounted cash flow model. A loss is recognized, if any, for the amount by which the carrying amount of the asset exceeds the fair value. In assessing these future cash flows, management is required to make assumptions and judgments, including future sales, margin and operating expenses. These assumptions and judgments can be affected by consumer spending and overall economic conditions on a localized or regional basis, as well as other factors not necessarily within our control.

        The deterioration of the financial, credit, and housing markets have had a severe impact on consumer confidence and discretionary spending. These market conditions have had a negative effect on our business resulting in us evaluating certain retail stores for impairment as of January 30, 2010. During fiscal 2009, we recorded an impairment charge of $0.6 million related to the long-lived assets of certain premium retail stores. During fiscal 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment. During fiscal 2007, we recorded an impairment charge of $0.6 million related to the long-lived assets at certain premium retail stores. If market conditions were to deteriorate for an extended period of time, it is possible that we could record additional impairments of certain long-lived assets in the future.

Contingent Liabilities

        An estimated loss from a loss contingency is charged to income if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. If a probable loss cannot be reasonably estimated no accrual is recorded but disclosure of the contingency in the notes to the financial statements is required. Gain contingencies are not recorded until realized.

        We are involved in litigation and administrative proceedings arising in the normal course of our business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. If the recognition criteria have been met, liabilities have been recorded. The assessment of the outcome of litigation can be very difficult to predict as it is subject to many factors, including those not within our control, and is highly dependent on individual facts and circumstances. Litigation is subject to highly complex legal processes and the final outcome of these matters could vary significantly from the amounts that have been recorded in the financial statements.

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

        Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax asset with corresponding charges of $24.4 million to tax expense and $0.1 million to other comprehensive income during fiscal 2009. As a result, the valuation allowance for deferred tax assets as of January 30, 2010 was $24.5 million. When the results of our operations demonstrate a sustained level of taxable income it may become more likely than not that all or a part of the net deferred tax assets will be realized which could result in the reduction of the valuation allowance. The determination of when to reduce a valuation allowance requires significant judgment by management in determining the appropriate level of evidence to objectively support the realization of the net deferred tax assets.

        The valuation allowance activity on deferred tax assets was as follows (in thousands):

	Balance at beginning of period	Additions charged to income tax expense	Reductions credited to income tax expense	Current year adjustments to prior year reserve	Other adjustments to comprehensive loss	Balance at end of period
Fiscal year ended:
February 2, 2008	$—	$—	$—	$—	$—	$—
January 31, 2009	$—	$19	$—	$—	$—	$19
January 30, 2010	$19	$24,403	$—	$—	$101	$24,523

Recently Issued Accounting Standards

        See Note 2 to our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in U.S. dollars or U.S. dollar-based currencies. We have been immaterially impacted by fluctuations in interest rates as a result of our relatively modest bank borrowings in recent fiscal years. During the twelve-month period ended January 30, 2010, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our amended and restated bank credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

        We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boise, Idaho
March 30, 2010

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	January 30, 2010	January 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,650	$81,230
Receivables	5,977	15,991
Inventories	161,546	135,376
Prepaid and other	9,385	11,086
Income taxes recoverable	12,074	14,895
Prepaid and deferred marketing costs	5,867	5,361
Deferred income taxes	6,938	9,792

Total current assets	286,437	273,731
Property and equipment, net	295,012	337,766
Deferred income taxes	—	14,147
Restricted cash	890	1,776
Other	1,184	1,207

Total assets	$583,523	$628,627

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,234	$93,355
Accrued liabilities	83,103	82,469
Current deferred marketing fees and revenue sharing	5,215	4,918

Total current liabilities	187,552	180,742
Deferred rents	125,337	137,216
Capital lease and other financing obligations	11,454	13,316
Supplemental Employee Retirement Plan	9,202	7,807
Deferred marketing fees and revenue sharing	7,149	5,823
Deferred income taxes	6,621	—
Other	647	1,227

Total liabilities	347,962	346,131

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,163,597 and 91,264,527 shares issued, respectively	922	913
Additional paid-in capital	124,148	115,921
Accumulated other comprehensive loss	(373)	(1,334)
Retained earnings	110,864	166,996

Total stockholders' equity	235,561	282,496

Total liabilities and stockholders' equity	$583,523	$628,627

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$1,038,581	$1,024,221	$1,151,472
Cost of sales	704,300	673,661	701,289

Gross profit	334,281	350,560	450,183
Selling, general and administrative expenses	378,852	395,320	460,232
Loss on asset impairments	607	1,452	620

Loss from operations	(45,178)	(46,212)	(10,669)
Interest, net, and other	(797)	1,508	6,793

Loss before income taxes	(45,975)	(44,704)	(3,876)
Income tax provision (benefit)	10,157	(18,741)	(1,388)

Net loss	$(56,132)	$(25,963)	$(2,488)

Net loss per share—Basic	$(0.61)	$(0.29)	$(0.03)

Weighted average shares outstanding—Basic	91,597	91,037	92,801
Net loss per share—Diluted	$(0.61)	$(0.29)	$(0.03)

Weighted average shares outstanding—Diluted	91,597	91,037	92,801

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings
	Shares	Par Value				Total
Balance at February 3, 2007	93,168	932	124,302	(3,225)	195,447	317,456

Net loss	—	—	—	—	(2,488)	(2,488)
Supplemental Employee Retirement Plan liability adjustment, net of tax expense of $0.8 million	—	—	—	1,211	—	1,211

Comprehensive loss						(1,277)

Net proceeds from exercise of stock options	444	5	1,722	—	—	1,727
Excess tax benefit from exercise of stock options	—	—	2,523	—	—	2,523
Issuance of shares under the employee stock purchase plan	106	1	1,238	—	—	1,239
Stock-based compensation	44	—	5,241	—	—	5,241
Purchase and retirement of treasury stock	(2,965)	(30)	(25,016)	—	—	(25,046)

Balance at February 2, 2008	90,797	$908	$110,010	$(2,014)	$192,959	$301,863

Net loss	—	—	—	—	(25,963)	(25,963)
Supplemental Employee Retirement Plan liability adjustment, net of tax expense of $0.4 million	—	—	—	680	—	680

Comprehensive loss						(25,283)

Net proceeds from exercise of stock options	194	2	568	—	—	570
Tax deficiency from exercise of stock options	—	—	(181)	—	—	(181)
Issuance of shares under the employee stock purchase plan	216	2	907	—	—	909
Tax withholding payments			(161)			(161)
Stock-based compensation	58	1	4,778	—	—	4,779

Balance at January 31, 2009	91,265	$913	$115,921	$(1,334)	$166,996	$282,496

Net loss	—	—	—	—	(56,132)	(56,132)
Supplemental Employee Retirement Plan liability adjustment, net of tax expense of $0.8 million	—	—	—	961	—	961

Comprehensive loss						(55,171)

Net proceeds from exercise of stock options	553	5	1,315	—	—	1,320
Excess tax benefit from exercise of stock options	—	—	295	—	—	295
Issuance of shares under the employee stock purchase plan	151	2	676	—	—	678
Tax withholding payments			(775)			(775)
Stock-based compensation	195	2	6,716	—	—	6,718

Balance at January 30, 2010	92,164	$922	$124,148	$(373)	$110,864	$235,561

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
OPERATING ACTIVITIES:
Net loss	$(56,132)	$(25,963)	$(2,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,721	61,811	52,453
Stock-based compensation expense	6,718	4,779	5,241
Supplemental Employee Retirement Plan expense	3,011	1,293	3,475
Deferred income taxes	22,169	(8,930)	(8,457)
Excess tax benefit from exercises of stock options	(650)	(82)	(2,264)
Net loss on asset dispositions	1,120	405	1,126
Loss on asset impairments	607	1,452	620
Other	211	318	23
Net change in current assets and liabilities:
Receivables	10,014	12,529	(6,382)
Inventories	(26,170)	4,617	(13,040)
Prepaid and other and income taxes recoverable	5,072	6,199	(17,355)
Prepaid and deferred marketing costs	(506)	8,301	(4,411)
Accounts payable	6,177	23,126	(11,506)
Accrued liabilities	(276)	(7,472)	20,635
Income taxes payable	—	—	932
Change in deferred marketing fees and revenue sharing	1,623	(1,575)	(1,840)
Change in deferred rents	(11,285)	16,353	34,932
Other changes in non-current assets and liabilities	(799)	(1,628)	665

Net cash provided by operating activities	24,625	95,533	52,359

INVESTING ACTIVITIES:
Purchase of property and equipment	(21,681)	(81,215)	(121,263)
Proceeds from asset dispositions	58	3,086	1,673
Change in restricted cash	886	888	888

Net cash used in investing activities	(20,737)	(77,241)	(118,702)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	1,998	1,479	2,966
Excess tax benefit from exercises of stock options	650	82	2,264
Payments on capital lease and other financing obligations	(1,723)	(941)	(42)
Credit facility financing costs	(618)	—	—
Tax withholding payments	(775)	(161)
Purchase and retirement of treasury stock	—	—	(25,046)

Net cash provided by (used in) financing activities	(468)	459	(19,858)

Net increase (decrease) in cash and cash equivalents	3,420	18,751	(86,201)
Cash and cash equivalents, beginning	81,230	62,479	148,680

Cash and cash equivalents, ending	$84,650	$81,230	$62,479

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases not yet paid	$1,644	$1,938	$7,644
Financing of software license and other assets	552	541	3,635
Reclassification of restricted cash from long-term assets to current assets	886	888	888
Capital leases	—	—	10,778
SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest (net of amount capitalized)	$1,515	$634	$683
Cash paid (refunded) for income taxes	(15,806)	(9,310)	20,399

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

        Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, accessories, jewelry and gift items. We have two operating segments: retail and direct. The retail segment consists of our premium retail stores, merchandise clearance outlet stores and day spas. The direct segment consists of sales generated through our e-commerce web site and from orders taken from customers over the phone or through the mail.

2. Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

  Fiscal Periods

        References to a fiscal year refer to the calendar year in which the fiscal year commences. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies. This floating fiscal year-end typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. This current fiscal year ended January 30, 2010 (fiscal 2009) and the two fiscal years ended January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks.

  Comprehensive Loss

        The following table provides a reconciliation of net loss to total other comprehensive loss as disclosed in the Consolidated Statements of Stockholders' Equity (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net loss	$(56,132)	$(25,963)	$(2,488)
Amortization of unrecognized prior service cost	344	494	590
Unrecognized net actuarial gain (loss)	(908)	621	(363)
Effect of curtailments	2,305	—	1,758
Tax effect	(780)	(435)	(774)

Total comprehensive loss	$(55,171)	$(25,283)	$(1,277)

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, stock-based compensation, contingencies, income taxes, asset impairment, and our inventory obsolescence calculations. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.

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

        The allowance for sales returns (included in accrued liabilities) was as follows (in thousands):

	Balance at beginning of period	Additions charged to net loss	Deductions for actual returns	Current year adjustments to prior year reserve	Balance at end of period
Fiscal year ended:
February 2, 2008	$5,721	$128,513	$126,976	$(81)	$7,177
January 31, 2009	$7,177	$106,044	$106,952	$(1,974)	$4,295
January 30, 2010	$4,295	$81,100	$80,020	$(1,010)	$4,365

        Gift certificates and cards.    Our policy regarding gift certificates and gift cards is to record revenue as certificates and cards are redeemed for merchandise or when the probability of redemption is remote. We also remit gift certificates and gift cards to the appropriate government agency under applicable unclaimed property laws. Prior to these events, amounts received from the sale of gift certificates and gift cards are recorded as a liability. Income on unredeemed gift cards and gift certificates was $0.6 million, $0.4 million and $0 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

        Co-branded credit card.    During the second quarter of fiscal 2005, we introduced a co-branded customer credit card program. Under this program (which we modified during the second quarter of fiscal 2007), we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. The initial up-front marketing fee is deferred and recognized into revenue over the estimated customer relationship period. We are also eligible to receive an annual revenue sharing payment if certain profitability measures of the program are met. The revenue sharing payment we receive annually, if any, is deferred and recognized into revenue over the remaining expected life of the co-branded credit card program. In addition, we receive an ongoing sales royalty which is based on a percentage of purchases made by the holder of the card. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise. The sales royalty is deferred and subsequently recognized as revenue over the redemption period of the reward coupons, adjusted for that portion of awards that we estimate will not be redeemed by customers ("breakage"). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon company specific historical redemption patterns.

        Onecreek.    In September of fiscal 2007, we introduced onecreek, a customer loyalty program. The onecreek program benefits include sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, a personal shopper, exclusive onecreek savings and promotions, free shipping on returns, and a special birthday gift. The promotions and birthday gifts are typically

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

provided, at our discretion, in the form of customer appreciation discount coupons that can be used to purchase merchandise. We recognize these discount coupons at the time the sale is recognized.

  Cash and Cash Equivalents

        Cash equivalents consist of highly liquid debt instruments with an original maturity date of three months or less at the date of purchase. As of January 30, 2010, these instruments consist mainly of direct investments in money market funds that invest entirely in U.S. Treasury Securities. We maintain a substantial portion of our cash and cash equivalents with a well-known and stable financial institution. However, we have significant amounts of cash and cash equivalents at this financial institution that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, given the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

        As of January 31, 2009, we held $20.0 million in U.S. Treasury Bills which are classified as cash equivalents, categorized as held-to-maturity and measured at amortized cost in the statement of financial position. The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income. As of January 31, 2009, the net carrying amount, which approximates fair value, was approximately $20.0 million. We did not hold any U.S. Treasury Bills as of January 30, 2010.

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

  •
  Level 3—Inputs that are unobservable.

        As of January 30, 2010, we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents	$81,070	$—	$—

        During fiscal 2009, certain long-lived store assets (primarily leasehold improvements and equipment) with a net carrying amount of $0.7 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.6 million. This non-recurring fair value

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

measurement was determined using a discounted cash flow model (Level 3 inputs) at a store level. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices, labor and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions and competitive conditions in the industry.

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

  Inventories

        Inventories primarily consist of merchandise purchased for resale. Inventory in our distribution center and in our premium retail stores, outlet stores and day spas is stated at the lower of weighted average cost or market.

  Advertising Costs

        Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $54.5 million, $57.3 million and $107.8 million for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

        Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $22.3 million, $22.9 million and $26.3 million for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, are included in selling, general and administrative expenses.

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

  Impairment of Long-Lived Assets

        Long-lived assets, including leasehold improvements, equipment, and furniture and fixtures at our retail stores and day spas, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, we then determine the fair value of the asset using a discounted cash flow model. A loss is recognized, if any, for the amount by which the carrying amount of the asset exceeds the fair value. During fiscal 2009, we recorded an impairment charge of $0.6 million related to the long-lived assets of certain premium retail stores. During fiscal 2008, we recorded an impairment charge of $1.5 million related to the long-lived assets of certain day spa locations within our retail segment. During fiscal 2007, we recorded an impairment charge of $0.6 million related to the long-lived assets at certain premium retail stores.

  Internal-Use Software Costs

        Costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. As of January 30, 2010 and January 31, 2009, internal-use software capitalized within property and equipment, net of accumulated amortization, was $25.6 million and $29.6 million, respectively. Amortization of internal-use software was $6.6 million, $6.1 million, and $5.0 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

  Restricted Cash

        In connection with the lease of our distribution center we entered into a $4.0 million standby letter of credit during fiscal 2005, which required $4.4 million in cash collateral. This restricted cash was initially recorded as a non-current asset in our consolidated balance sheet. The principal amount of the letter of credit and the related restricted cash amount reduce at a rate of 20 percent per year over five years commencing January 1, 2008. As of January 30, 2010 we had approximately $1.8 million in restricted cash recorded between current and non-current assets related to the $1.6 million remaining letter of credit.

  Accounting for Leases

        We lease our distribution center, customer contact centers, and all of our premium retail, outlet and day spa space, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases. Our fixed, non-cancelable terms of our premium retail, outlet and

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

day spa leases are generally five to ten years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable. Also, most of the leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. We have three capital leases with terms ranging from approximately four to 30 years.

        Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $34.0 million and $29.8 million at January 30, 2010 and January 31, 2009, respectively.

        Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. These lease incentives are commonly referred to as "tenant allowances". We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, in the amount of $110.9 million and $126.5 million existed at January 30, 2010 and January 31, 2009, respectively.

  Asset Retirement Obligations

        We record an asset retirement obligation related to certain store leases that obligate us to incur certain costs at the end of the lease. These costs include the removal of trade fixtures, furniture, equipment, signs and improvements that are not permanently affixed, and any repair costs as a result of their removal. The obligation as of January 30, 2010 and January 31, 2009, was approximately $0.4 million and $0.4 million, respectively.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        On a quarterly basis, we review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates. We have taken tax positions on previously filed returns and have filed amended federal and state income tax returns to resolve substantially all of the positions, resulting in an immaterial liability as of January 30, 2010 and January 31, 2009.

        We file income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. We are no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2006. The Internal Revenue Service is currently conducting an examination of our federal income tax returns for fiscal years 2008, 2007 and 2006. We do not expect that the results of this examination will have a material effect on our financial condition, results of operation and cash flows. With limited exceptions, we are no longer subject to state or local examinations for our fiscal years prior to fiscal 2003. Currently several state examinations are in progress, however we do not anticipate any adjustments that would result in a material impact to our financial position, results of operations and cash flows. Income tax returns filed in foreign jurisdictions are immaterial to our financial position, results of operations and cash flows.

        We recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. An immaterial amount of penalties were recognized during fiscal 2009 and no penalties were recognized during fiscal 2008 and fiscal 2007. The amount of interest recognized during these same periods was not material. There was an immaterial amount of accrued interest recorded at January 30, 2010 and January 31, 2009.

  Contingent Liabilities

        We record an estimated loss from a loss contingency when it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. If a probable loss cannot be reasonably estimated no accrual is recorded but disclosure of the contingency in the notes to the financial statements is required. Gain contingencies are not recorded until realized. Legal costs related to the loss contingencies are expensed as incurred.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Cost of Sales and Selling, General and Administrative Expenses

        The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses

•       Design costs;

•       Buying costs incurred to acquire inventory;

•       Duty, commission and other fees related to goods;

•       Freight costs associated with moving merchandise from suppliers to the Company's distribution center and from the distribution center to stores;

•       Costs associated with receiving and warehousing;

•       Costs associated with shipping and handling;

•       Payroll, bonus and benefit costs related to employees involved in design, buying, receiving and shipping and handling;

•       Depreciation, rent expense and other occupancy costs; and

•       Amounts paid directly to vendor for the purchase of inventory.

•       Payroll, bonus and benefit costs for retail and corporate associates;

•       Occupancy costs for corporate facilities;

•       Depreciation related to corporate assets;

•       Advertising and marketing costs;

•       Legal, finance, information systems and other corporate overhead costs.

  Stock-Based Compensation

        We provide equity awards to employees in the form of stock options and restricted stock units. We expense the estimated fair value of these awards over the requisite employee service period. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in selling, general and administrative expenses.

  Supplemental Employee Retirement Plan

        We provide a Supplemental Employee Retirement Plan (SERP) to certain of our executive officers. The SERP is an unfunded, non-qualified benefit plan that provides eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

        We fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in our financial statements. The funded status of a benefit plan is measured as the difference between the fair value of the plan assets and the benefit obligation. Actuarial gains and losses, prior service costs, and any remaining transition assets or obligations are recognized as a component of accumulated other comprehensive income (loss), net of tax, until they are amortized as a component of

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

net periodic pension cost. Any changes to the funded status are recognized through accumulated other comprehensive income (loss) and then amortized as a component of net periodic pension cost. We currently use our fiscal year end as our measurement date.

  Store Pre-Opening Costs

        We incur rent, preparation and training costs prior to the opening of a retail store or day spa. These pre-opening costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs were approximately $0.6 million, $2.6 million and $8.2 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

  List rental income (expense)

        Net customer list rental income is recorded as a reduction to selling, general and administrative expenses. We recognize rental income and accrue rental expense, as applicable, at the time the related catalog is mailed to the names contained in the rented lists. The amounts of income netted against selling, general and administrative expense are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
List rental income	$513	$1,190	$1,768
List rental (expense)	(68)	(169)	(357)

Net list rental income	$445	$1,021	$1,411

  Interest, net, and other

        Interest, net, and other consists of the following (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Interest expense, including financing fees	$(1,568)	$(747)	$(742)
Interest income	19	1,250	6,541
Other income	1,771	1,892	2,089
Other expense	(1,019)	(887)	(1,095)

Interest, net and other	$(797)	$1,508	$6,793

        The amounts of capitalized interest were not material for all periods presented.

  Accounting for Vendor Allowances

        We account for allowances received from merchandise vendors as an adjustment to the prices of the vendor's products. This adjustment is characterized as a reduction of the carrying amount of inventory and, when sold, as cost of sales. The terms of the vendor allowance arrangements are

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

generally one year in length and settle semi-annually. We earned allowances from merchandise vendors of $6.0 million, $6.5 million and $9.3 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

  Self-Insurance

        We have a self-insurance plan for health and welfare benefits and provide an accrual to cover our obligation. The accrual for our self-insurance liability is based on claims filed and an estimate of claims incurred but not yet reported, and is not discounted. Management considers a number of factors, including historical claims information, when determining the amount of the accrual. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. Costs related to the administration of the plan and related claims are expensed as incurred.

  Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued amendments to ASC 820, Fair Value Measurements and Disclosures. Subsequently, in February 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred to fiscal years beginning after November 15, 2008. The adoption of the partially deferred portion of the amendment to ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

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

        In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are evaluating this ASU to determine its impact, if any, on our revenue recognition policies, particularly our co-branded credit card program.

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU updates guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of the updated guidance to have a material impact on our results of operations or financial position.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Receivables

        Receivables consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Trade	$3,503	$4,518
Tenant improvement allowances	923	7,972
Other	1,551	3,501

	$5,977	$15,991

        We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At January 30, 2010 and January 31, 2009 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

        Property and equipment, net, consists of the following (in thousands):

	January 30, 2010	January 31, 2009
Land	$242	$242
Building and land improvements and capital leases(a)	40,975	40,861
Leasehold improvements	277,045	270,456
Furniture and fixtures	115,653	113,648
Technology hardware and software	91,253	77,598
Machinery and equipment and other	37,297	37,493
Construction in progress(b)	14,524	26,300

	576,989	566,598
Less—Accumulated depreciation and amortization	(281,977)	(228,832)

	$295,012	$337,766

(a)
Building and land improvements include capital leases of real estate of approximately $11.5 million as of January 30, 2010 and January 31, 2009, respectively.

(b)
Construction in progress is comprised primarily of the construction of a new office building (see Note 15) and leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Accrued payroll and benefits	$14,351	$17,538
Gift cards and coupon rewards	33,014	32,491
Current portion of deferred rents	19,629	19,035
Accrued sales returns	4,365	4,295
Accrued taxes	5,999	4,424
Other	5,745	4,686

	$83,103	$82,469

        Accrued payroll and benefits included $0.2 million and $2.4 million of accrued severance payments as of January 30, 2010 and January 31, 2009, respectively.

6. Revolving Line of Credit and Other Financing Obligations

Revolving Line of Credit

        On February 13, 2009, we entered into a new Credit Agreement (the "Agreement") with Wells Fargo Retail Finance, LLC which is collateralized by substantially all of our assets. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank N.A. (the "Prior Facility"). The Agreement provides for a $70.0 million revolving line of credit, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. We did not incur any material penalties in connection with the early termination of the Prior Facility.

        Borrowings under the Agreement will generally accrue interest at a margin ranging from 2.25% to 2.75% (determined according to the average unused availability under the credit facility) over a reference rate of, at the Company's election, either LIBOR or a base rate, as defined in the Agreement. Letters of credit under the credit facility accrue fees at a rate equal to the interest margin that is in effect from time to time. Commitment fees accrue at a rate of 0.50%, which is assessed on the average unused portion of the credit facility maximum amount.

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

        The Prior Facility provided for an unsecured revolving line of credit of up to $60.0 million and allowed us to issue up to $60.0 million in letters of credit. The interest rate under the Prior Facility was based upon either the London InterBank Offered Rate plus a margin ranging from 0.7 percent to 1.5 percent depending upon our leverage ratio (as defined in the loan agreement for the Prior Facility), or the lender's prime rate. The Prior Facility also contained customary financial and negative covenants and imposed unused commitment fees based on a varying percentage of the amount of the total facility that was not drawn down under the Prior Facility on a quarterly basis.

        As of January 30, 2010 and January 31, 2009 we had no borrowings under the credit facilities and $19.5 million and $16.1 million in letters of credit outstanding, respectively.

Other Financing Obligation

        During fiscal 2007 we entered into a financing agreement for the purchase of software licenses and related maintenance in the amount of approximately $3.6 million. We financed an additional $0.6 million and $0.5 million of related software maintenance during fiscal 2009 and fiscal 2008, respectively. The amount outstanding related to these financing arrangements was $2.3 million and $3.3 million as of January 30, 2010 and January 31, 2009, respectively. The financing arrangements mature in December of 2010 and stipulate total quarterly payments of approximately $0.6 million at an imputed interest rate of 7.75%.

7. Income Taxes

        Our income tax expense (benefit) consists of the following (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Current income tax expense (benefit):
Federal	$(12,429)	$(11,531)	$5,655
State	298	1,687	1,281
Foreign	119	33	133
Deferred income tax (benefit):
Federal	17,838	(7,031)	(6,605)
State	4,288	(1,856)	(1,852)
Foreign	43	(43)	—

	$10,157	$(18,741)	$(1,388)

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Income tax expense attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Statutory income tax provision (benefit)	$(16,092)	$(15,646)	$(1,356)
State income taxes, net of federal benefit	(818)	(1,123)	(909)
Non-deductible stock option expense, net of disqualifying dispositions	1,533	483	454
Provision adjustments	586	(2,478)	325
Foreign activity	264	(14)	(98)
Other permanent differences	281	18	196
Valuation allowance	24,403	19	0

	$10,157	$(18,741)	$(1,388)

        Our income tax benefit for fiscal year 2008 includes an out-of-period adjustment related to the correction of errors in the calculation of previous years' income taxes. This adjustment increased our tax benefit by approximately $2.5 million in fiscal year 2008. This adjustment was primarily related to stock options in addition to fixed asset basis differences that accumulated over several previous years. Management has determined that these errors were not material to any previously reported interim or annual period and the resulting correction was not material to fiscal year 2008.

        We received tax credits from the States of West Virginia and Idaho, which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The West Virginia tax credits, which are available through 2012 and subject to annual limitations, are recognized in the year in which they are available to reduce taxable income. We utilized an immaterial amount of these investment tax credits to offset our West Virginia income tax liability during fiscal 2009, fiscal 2008 and fiscal 2007. The Idaho tax credits are available through 2019 and subject to annual limitations. We utilized an immaterial amount of the Idaho tax credits to offset our Idaho state income tax liability during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We have accumulated $0.5 million and $0.3 million of Idaho and West Virginia tax credits, respectively, as of January 30, 2010 that are carried over to utilize in subsequent years.

        We generated state net operating losses in various states during fiscal 2009 which are reflected in the state income taxes, net of federal benefit line item of the foregoing reconciliation. The total state net operating loss generated during fiscal 2009 is $0.4 million. The state net operating losses are carried forward and available to reduce taxable income in the various states through fiscal 2014 to fiscal 2029, depending upon the state.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 30, 2010		January 31, 2009
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued sales returns	$1,556	$—	$1,456	$—
Accrued employee benefits	1,062	1,661	1,668	1,931
Supplemental Employee Retirement Plan	—	3,445	—	3,216
Tenant improvements	6,702	38,014	6,656	42,851
Deferred rents	1,032	12,272	712	10,916
Credit card revenue	2,047	4,112	1,924	3,863
Charitable contribution carryover	2,180	—	—	538
State credit carryover	—	855	—	820
State net operating loss carryover	—	1,948	—	1,579
Other	298	442	112	42

Subtotal	14,877	62,749	12,528	65,756

Valuation Allowance	(4,854)	(19,669)	—	(19)

Total deferred tax assets	10,023	43,080	12,528	65,737

Deferred tax liabilities:
Inventory	—	—	(1,131)	—
Prepaid and deferred marketing costs	(2,934)	—	(1,605)	—
Tax basis depreciation	—	(49,701)	—	(51,590)
Other	(151)	—	—	—

Total deferred tax liabilities	(3,085)	(49,701)	(2,736)	(51,590)

Net deferred tax assets (liabilities)	$6,938	$(6,621)	$9,792	$14,147

        In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we recorded a valuation allowance against substantially all of our net deferred tax assets with corresponding charges of $24.4 million to tax expense and $0.1 million to other comprehensive loss during fiscal 2009. As a result, the valuation allowance for deferred tax assets as of January 30, 2010 was $24.5 million. An immaterial valuation allowance was recorded as of January 31, 2009. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        The valuation allowance on deferred tax assets arising from actuarial losses on the Supplemental Employee Retirement Plan during fiscal 2009 was included as a component of other comprehensive loss. The valuation allowance attributable to deferred tax assets that existed as of the beginning of the year and related to unamortized prior service costs was included in continuing operations.

        The valuation allowance activity on deferred tax assets was as follows (in thousands):

	Balance at beginning of period	Additions charged to income tax expense	Reductions credited to income tax expense	Current year adjustments to prior year reserve	Other adjustments to comprehensive loss	Balance at end of period
Fiscal year ended:
February 2, 2008	$—	$—	$—	$—	$—	$—
January 31, 2009	$—	$19	$—	$—	$—	$19
January 30, 2010	$19	$24,403	$—	$—	$101	$24,523

        During the fourth quarter of 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted which allows us to carry back any federal net operating losses generated in 2009 for up to five years. As a result, we were able to realize a tax benefit of $10.2 million during fiscal 2009.

        U.S. Federal income taxes have not been provided on unremitted foreign earnings as those earnings are considered to be permanently reinvested. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would not be material.

8. Common Stock

        In October 2007, the Board of Directors authorized a program to repurchase up to $75 million of our common stock over a 12-month period. During the fiscal year ended February 2, 2008, we repurchased and retired 2,965,790 shares of our common stock at an average market price of $8.42 per share. All shares repurchased were executed in the open market and no shares were repurchased from related parties. No shares were repurchased during the fiscal years ended January 30, 2010 and January 31, 2009.

9. Earnings Per Common Share

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net loss	$(56,132)	$(25,963)	$(2,488)

Weighted average common shares outstanding during the period (for basic calculation)	91,597	91,037	92,801
Dilutive effect of other potential common shares	—	—	—

Weighted average common shares and potential common shares (for diluted calculation)	91,597	91,037	92,801

Net loss per common share—Basic	$(0.61)	$(0.29)	$(0.03)

Net loss per common share—Diluted	$(0.61)	$(0.29)	$(0.03)

        The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 3.3 million, 3.1 million and 2.1 million shares of common stock in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Under the treasury stock method, the inclusion of these options would have resulted in lower loss per share, causing their effect to be antidilutive.

10. Stock-Based Compensation

        Our Amended and Restated Stock Option/Stock Issuance Plan (the "Plan") was adopted by the Board of Directors in March 2005 and approved by shareholders in June 2005. The Plan provides for share-based compensation for officers and key employees, directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan"), but did not affect awards granted under that plan, some of which remain outstanding.

        Eligible individuals may, at the discretion of the Compensation Committee of the Board of Directors, be granted common stock, stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 16,838,402 shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of January 30, 2010, approximately 2.0 million shares of common stock remain available for future grants under the Plan. The Plan will terminate on March 25, 2015, subject to earlier termination by the Board of Directors.

        We have also issued under the Plan common stock to employees under our Customer Service Recognition Program. We issued 39,625 shares under this program in fiscal year 2007 for total compensation expense of $0.6 million. We did not issue any shares of common stock under this program in fiscal 2009 or fiscal 2008. Total stock-based compensation recognized from stock options, restricted stock units and common stock issued to employees under our Customer Service Recognition

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Program during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was as follows (in thousands):

	January 30, 2010	January 31, 2009	February 2, 2008
Stock Options	$4,235	$2,980	$3,010
RSUs	2,483	1,799	1,638
Customer Service Recognition Program	—	—	593

Total	$6,718	$4,779	$5,241

        The related tax benefit for fiscal years 2009, 2008 and 2007 was approximately $2.0 million, $1.4 million and $1.3 million, respectively. During fiscal 2009, a valuation allowance was recorded against substantially all of our net deferred tax assets, including those generated by the stock-based compensation expense related tax benefits. Stock-based compensation capitalized into inventory and fixed assets for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was not material.

        As of January 30, 2010, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $5.4 million. This expense is expected to be recognized over a weighted-average period of 2.5 years.

        On September 12, 2009, our former director, President and Chief Executive Officer (CEO), resigned. As a result, we recorded stock-based compensation of $2.1 million during the fiscal year ended January 30, 2010, related to the acceleration of all our former CEO's unvested equity awards, per the original terms of his employment agreement.

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

        The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions for fiscal years 2009, 2008 and 2007:

	Fiscal Year Ended January 30, 2010
	Directors and Officers	All Other Employees
Risk free interest rate(a)	3.0%	2.0%
Expected volatility(b)	78.1%	82.3%
Expected life (in years)(c)	5.8	4.4
Expected dividends(d)	None	None
Weighted average fair value per option granted	$3.61	$2.45

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

	Fiscal Year Ended January 31, 2009
	Directors and Officers	All Other Employees
Risk free interest rate(a)	3.8%	2.7%
Expected volatility(b)	67.2%	72.1%
Expected life (in years)(c)	5.8	4.5
Expected dividends(d)	None	None
Weighted average fair value per option granted	$3.75	$2.50

	Fiscal Year Ended February 2, 2008
	Directors and Officers	All Other Employees
Risk free interest rate(a)	4.8%	4.6%
Expected volatility(b)	55.8%	55.3%
Expected life (in years)(c)	5.6	5.8
Expected dividends(d)	None	None
Weighted average fair value per option granted	$11.5	$10.1

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

        As of January 30, 2010, options granted to employees to purchase 2,441,457 shares of Coldwater Creek common stock and options granted to directors to purchase 411,383 shares of Coldwater Creek common stock remained outstanding.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes the activity for outstanding stock options for fiscal 2009:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 31, 2009	3,360,733	$8.96
Granted	998,500	4.78
Exercised	(551,502)	2.39
Forfeited/Expired	(954,891)	8.90

Outstanding, January 30, 2010	2,852,840	$8.79	5.15	$1,407

Vested and expected to vest, January 30, 2010	2,635,296	$8.81	5.06	$1,299

Exercisable, January 30, 2010	1,315,055	$10.30	4.01	$661

        During the fiscal years ended 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $2.5 million, $0.6 million and $7.6 million, respectively.

  RSU Awards

        Employees and non-employee directors have been granted 301,659 RSUs, with service conditions only, under the Plan which remained outstanding at January 30, 2010. The compensation expense related to RSUs is determined based on the fair market value stock price on grant date and is being amortized over the requisite service period, which is generally the vesting period. We have also granted 81,000 RSUs, that, in addition to service conditions, contained performance and market conditions, at a weighted average grant date fair value of $5.23, which remain outstanding at January 30, 2010. The awards with the additional performance and market conditions are independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth (CSG) relative to a peer group, and total shareholder return (TSR) relative to a peer group. The fair value of the RSUs with operating income and CSG goals are based on the fair market value at the date of grant. The fair value of the RSUs containing the TSR condition was determined using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to a peer group. All awards with performance and market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. RSUs generally vest over a one- or three-year period from date of grant.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes the activity for unvested RSUs for fiscal 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 31, 2009	498,376	$14.06
Granted	235,659	5.84
Vested	(292,876)	13.45
Forfeited	(58,500)	8.02

Unvested, January 30, 2010	382,659	$8.69

        During the fiscal years ended 2009, 2008 and 2007, the total fair market value of RSUs vested was approximately $2.3 million, $0.5 million and $0.1 million, respectively.

11. Employee Stock Purchase Plan

        During the third quarter of fiscal 2006 employees began participating in the Coldwater Creek Inc. 2006 Employee Stock Purchase Plan (ESPP) which was adopted by the Board or Directors in March 2006 and approved by our shareholders in June 2006. Through participation in the ESPP employees can purchase Coldwater Creek common stock at a five percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1,800,000. As of January 30, 2010, approximately 1.3 million shares of common stock remain available for purchase under the ESPP. The shares that are available for purchase may be unissued authorized shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan, therefore no compensation expense related to the ESPP has been recognized in the consolidated financial statements. Our employees purchased approximately 162,000, 215,000 and 106,000 shares during fiscal years 2009, 2008 and 2007 at an average share price of $4.20, $4.21 and $11.68, respectively.

12. Defined Contribution Plan

        We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. We match a certain percentage of the employee's overall contribution, which we discontinued on February 1, 2009. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. In fiscal 2006, we amended our plan to permit eligible employees to designate a portion of their contributions as "Roth Contributions." We recognized contribution expense of $0.1 million, $4.2 million, and $3.8 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan

        Changes in the accrued benefit cost, projected benefit obligation and funded status of the SERP during fiscal 2009 and fiscal 2008 are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009
Change in accrued benefit cost:
Accrued benefit cost at beginning of period	$(6,017)	$(5,234)
Net periodic benefit cost	(1,097)	(1,293)
Benefits paid	272	510
Net curtailment loss	(1,914)	—

Accrued benefit cost at end of period	$(8,756)	$(6,017)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$8,204	$8,536
Service cost	242	302
Interest cost	511	497
Net actuarial (gain) loss	908	(621)
Benefits paid	(272)	(510)
Effect of curtailments	(391)	—

Projected benefit obligation at end of period	$9,202	$8,204

Amount recorded in current liabilities	$—	$397

Amount recorded in long-term liabilities	$9,202	$7,807

Funded status:
Unrecognized prior service cost	$(188)	$(2,445)
Unrecognized net actuarial gain (loss)	(258)	258
Accrued benefit cost	(8,756)	(6,017)

Funded status	$(9,202)	$(8,204)

        The table below summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the SERP (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009
Projected benefit obligation	$9,202	$8,204
Accumulated benefit obligation	$9,159	$7,821
Fair value of plan assets	$—	$—

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

        The components of net periodic benefit cost are as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Service expense	$242	$302	$279
Interest expense	511	497	426
Amortization of:
Prior service cost	344	494	590
Actuarial loss	—	—	—
Net curtailment loss	1,914	—	2,180

Net periodic benefit cost	$3,011	$1,293	$3,475

        In September 2009, we recorded a net curtailment loss of $1.9 million related to the announced resignation of our former director, President and Chief Executive Officer. During fiscal 2007, we recorded a net curtailment loss of $2.2 million related to the announced retirement of two of the plan participants, Melvin Dick, former Executive Vice President and Chief Financial Officer and Dennis Pence, former Chief Executive Officer.

        We expect to amortize an additional $0.1 million in unrecognized prior service cost and no unrecognized actuarial loss during fiscal 2010.

        Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The following assumptions were utilized in calculating the SERP projected benefit obligation and net periodic benefit cost.

	Benefit Obligation		Net Periodic Benefit Cost
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008	Fiscal 2007
Discount rate	5.75%	6.50%	6.50%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%

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

        As the SERP is an unfunded plan, we were not required to make any contributions during the fiscal years ended 2009 and 2008. We did make benefit payments of $0.3 million and $0.5 million, funded by operating cash flows, during fiscal 2009 and fiscal 2008, respectively. On September 12, 2009, Dennis C. Pence was reappointed President and Chief Executive Officer and his SERP benefit payments were suspended. As Mr. Pence was the only participant receiving SERP benefit payments, no retirement benefit payments are expected to be made during fiscal 2010. Although we do not expect to

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Employee Retirement Plan (Continued)

pay any cash out in the next twelve months, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control.

14. Related Party Transactions

        On October 1, 2009, the Compensation Committee of the Board of Directors of Coldwater Creek Inc. approved the compensation of Chairman, President and Chief Executive Officer, Dennis Pence. At Mr. Pence's request, he will receive a salary of $1 per year plus standard employee benefits. Additionally, Mr. Pence has requested that he not participate in any of the company's performance incentive plans and that he not receive any equity awards in connection with his service.

15. Commitments

Leases

        During fiscal 2009, fiscal 2008 and fiscal 2007, we incurred aggregate rent expense under operating leases of $78.5 million, $73.9 million and $64.4 million, respectively, including $15.2 million, $14.1 million and $11.5 million, respectively, of common area maintenance costs (CAM), $0.6 million, $1.1 million and $3.8 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $10.6 million, $9.5 million and $7.3 million for fiscal years 2009, 2008 and 2007, respectively.

        As of January 30, 2010 our minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes and the amortization of lease incentives for our operating leases, and our commitment under capital leases are as follows (in thousands):

	Operating Leases	Capital Lease
Fiscal 2010	$79,468	$1,053
Fiscal 2011	78,679	1,033
Fiscal 2012	72,660	1,039
Fiscal 2013	69,519	1,064
Fiscal 2014	64,782	1,089
Thereafter	248,999	19,268

Total	$614,107	$24,546

Less—weighted average interest of 7.9% on capital leases		12,932

Total principal payable and accrued interest of $68 on capital leases		$11,614

        Subsequent to January 30, 2010, we have entered into additional retail leases with minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals. As of March 26, 2010 our lease commitments increased by $1.7 million.

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

        During the first half of fiscal 2008 we temporarily suspended construction on the new building. As a result of suspending construction, the landlord disputed its obligation to reimburse these costs. We settled this dispute with the landlord by entering into an amendment to the lease dated April 22, 2009. Under the amendment, the landlord is no longer obligated to reimburse us for $7.0 million in construction costs and, as a result, we will not be obligated to make the related lease payments on the new building or extension to the existing building. Accordingly, all construction cost will remain on our consolidated balance sheet and be subject to our accounting policies for property and equipment.

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

Other

        We had inventory purchase commitments of approximately $176.4 million and $145.8 million at January 30, 2010 and January 31, 2009, respectively. As of January 30, 2010 and January 31, 2009 we had $1.6 million and $2.4 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

16. Contingencies

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

        On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleges copyright infringement of three different Brighton designs. We are vigorously defending this matter, which is still in the discovery stage. We believe it is without merit and are asserting various defenses to the action. We also currently have insurance coverage and have been provided defense by our insurance carriers.

        We believe that the amount of loss, if any, related to these legal proceedings is adequately reserved for or covered by insurance.

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Co-Brand Credit Card Program

Deferred marketing fees and revenue sharing

        The following table summarizes the deferred marketing fee and revenue sharing activity for fiscal 2009 and fiscal 2008 (in thousands).

	Fiscal 2009	Fiscal 2008
Deferred marketing fees and revenue sharing—beginning of period	$10,741	$12,316
Marketing fees received	3,010	2,240
Revenue sharing received	6,549	2,946
Marketing fees recognized to revenue	(5,325)	(5,959)
Revenue sharing recognized to revenue	(2,611)	(802)

Deferred marketing fees and revenue sharing—end of period	$12,364	$10,741

Less—Current deferred marketing fees and revenue sharing	5,215	4,918

Long-term deferred marketing fees and revenue sharing	$7,149	$5,823

        The following table provides an estimate of when we expect to amortize the deferred marketing fees of $6.3 million and the deferred revenue sharing payment of $6.1 million as of January 30, 2010 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
2010	$3,456	$1,759	$5,215
2011	1,612	1,759	3,371
2012	750	1,759	2,509
2013	372	806	1,178
2014	91	—	91

	$6,281	$6,083	$12,364

Sales Royalty

        The amount of sales royalty recognized as revenue during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was approximately $6.6 million, $5.1 million and $2.8 million, respectively. The amount of deferred sales royalty recorded in accrued liabilities was $3.3 million and $4.1 million at January 30, 2010 and January 31, 2009, respectively.

18. Segment Reporting

        Our merchandise is sold through two operating segments, retail and direct. The performance of each operating segment is based on segment operating income, which is defined as net sales less the

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment Reporting (Continued)

cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs, as described below. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. For the retail segment, these operating costs primarily consist of store selling and occupancy costs. Corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (i.e., finance, accounting, information technology and human resources). Operating segment depreciation and amortization is allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure. We do not review total assets by segment. We have determined that the Chief Operating Decision Maker is our Chief Executive Officer.

        The following table provides certain financial data for the direct and retail segments as well as reconciliations to the consolidated financial statements (in thousands). The accounting policies of the operating segments are the same as those described in Note 2 "Significant Accounting Policies".

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales(a):
Retail	$782,429	$751,352	$775,082
Direct	256,152	272,869	376,390

Net sales	$1,038,581	$1,024,221	$1,151,472

Segment operating income:
Retail	$37,479	$30,396	$76,585
Direct	41,837	42,108	55,878

Total segment operating income	79,316	72,504	132,463
Corporate and other	(124,494)	(118,716)	(143,132)

Income (loss) from operations	$(45,178)	$(46,212)	$(10,669)

Depreciation and amortization:
Retail	$47,570	$44,743	$36,740
Direct	1,342	1,717	1,442
Corporate and other	14,809	15,351	14,271

Depreciation and amortization	$63,721	$61,811	$52,453

(a)
There have been no inter-segment sales during the reported periods.

        Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of net sales. Apparel sales have constituted at least 85 percent of the net sales during fiscal 2009, fiscal 2008 and fiscal 2007, with sales of jewelry, accessories and gift items constituting the respective balances.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment Reporting (Continued)

        Substantially all of our long-lived assets reside within the United States.

19. Quarterly Results of Operations (unaudited)

        The following tables contain selected quarterly consolidated financial data for fiscal 2009 and fiscal 2008 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis (in thousands, except for per share data).

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$228,367	$225,192	$266,658	$318,364
Gross profit	$71,100	$75,728	$97,129	$90,324
Net loss	$(7,562)	$(4,922)	$(33,970)	$(9,678)
Net loss per common share—Basic and Diluted	$(0.08)	$(0.05)	$(0.37)	$(0.11)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$271,105	$241,434	$228,453	$283,229
Gross profit	$92,800	$95,648	$86,114	$75,998
Net income (loss)	$(9,240)	$3,140	$(1,310)	$(18,553)
Net income (loss) per common share—Basic	$(0.10)	$0.03	$(0.01)	$(0.20)
Net income (loss) per common share—Diluted	$(0.10)	$0.03	$(0.01)	$(0.20)

        During the third quarter of fiscal 2009 we recorded a $26.3 million non-cash income tax charge in continuing operations, or $0.29 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its projected future performance. Consequently, based on available evidence, in particular our three-year historical cumulative losses, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance has no impact on cash and does not preclude the company from utilizing the full amount of the deferred tax asset in future profitable periods.

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

        Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President, General Counsel and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of January 30, 2010. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President, General Counsel and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2010.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of January 30, 2010. The effectiveness of our internal control over financial reporting as of January 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

        We have audited the internal control over financial reporting of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010 of the Company and our report dated March 30, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boise, Idaho
March 30, 2010

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        For information with respect to the executive officers of the Registrant, see Item 1—"Executive Officers of the Registrant" of Part I of this report.

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

        The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2010 to be filed with the Commission no later than 120 days after January 30, 2010, pursuant to Regulation 14A.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2010, to be filed with the Commission no later than 120 days after January 30, 2010, pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2010, to be filed with the Commission no later than 120 days after January 30, 2010, pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2010, to be filed with the Commission no later than 120 days after January 30, 2010, pursuant to Regulation 14A.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2010, to be filed with the Commission no later than 120 days after January 30, 2010, pursuant to Regulation 14A.

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

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed with the Company's S-1, file No. 333-16651)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)
3.2.3*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)
3.2.4*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*	Amended and Restated Form of Indemnity Agreement between the Registrant and each of its Directors (filed with the Company's fiscal 2003 Annual Report on Form 10-K)
10.2*	Credit Agreement dated February 13, 2009 between the Company and Wells Fargo Retail Finance, LLC (filed with the Company's Fiscal 2008 Annual Report on Form 10-K)
10.3*	Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Definitive Proxy Statement filed May 10, 2005)
10.4*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.4.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)
10.4.2*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan
10.5*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

Exhibit Number	Description of Document
10.5.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)
10.5.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)
10.6.1*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)
10.6.2*+	2008 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 18, 2008)
10.7*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2004 Annual Report on Form 10-K)
10.8*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)
10.9*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)
10.10*+	Supplemental Employee Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)
10.10.1*+	Amendment No. 1 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)
10.10.2*+	Amendment No. 2 to Supplemental Employee Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)
10.10.3+	Amendment No. 3 to Supplemental Executive Retirement Plan
10.11*+	Amended and Restated Employment Agreement between the Company and Georgia Shonk Simmons dated December 23, 2008 (filed with the Company's Fiscal 2008 Annual Report on Form 10-K)
10.12*+	Amended and Restated Employment Agreement between the Company and Daniel Griesemer dated December 23, 2008 (filed with the Company's Fiscal 2008 Annual Report on Form 10-K)
10.13*+	Employment Agreement between the Company and Timothy O. Martin dated December 23, 2008 (filed with the Company's Fiscal 2008 Annual Report on Form 10-K)
10.14*+	Employment Agreement between the Company and John E. Hayes III dated February 23, 2009 (filed with the Company's Fiscal 2008 Annual Report on Form 10-K)
10.15*+	Supplemental Bonus for Dennis C. Pence (filed with the Company's Fiscal 2006 Third Quarter Report on Form 10-Q)
10.15.1*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)
21	List of Significant Subsidiaries of the Registrant
23	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24	Power of attorney (included on signature page hereto)

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by John E. Hayes, III of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Dennis C. Pence and John E. Hayes, III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
PREVIOUSLY FILED

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 31st day of March 2010.

COLDWATER CREEK INC.
By:	/s/ DENNIS C. PENCE Dennis C. Pence Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        I hereby appoint Dennis C. Pence and John E. Hayes, III my true and lawful attorneys-in-fact, each with full power to act without the other and each with full power of substitution, to sign on my behalf, as an individual and in the capacity stated below, and to file the Annual Report on Form 10-K of Coldwater Creek Inc. for its fiscal year ended January 30, 2010 and any amendment that such attorney-in-fact may deem appropriate or necessary. I further grant unto such attorneys and each of them full power and authority to perform each and every act necessary to be done in order to accomplish the foregoing as fully as I might do.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
/s/ JOHN E. HAYES, III John E. Hayes, III	Senior Vice President, General Counsel and Interim Chief Financial Officer (Principal Financial Officer)	March 31, 2010
/s/ ROBERT B. LARSON Robert B. Larson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2010
/s/ MICHAEL J. POTTER Michael J. Potter	Director	March 31, 2010
/s/ JAMES R. ALEXANDER James R. Alexander	Director	March 31, 2010
/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	March 31, 2010

Signature	Title	Date

/s/ CURT HECKER Curt Hecker	Director	March 31, 2010
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 31, 2010
/s/ ROBERT H. MCCALL Robert H. McCall	Director	March 31, 2010
/s/ FRANK M. LESHER Frank M. Lesher	Director	March 31, 2010
/s/ GEORGIA SHONK SIMMONS Georgia Shonk Simmons	President, Chief Merchandising Officer and Director	March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
10.10.3	Amendment No. 3 to Supplemental Executive Retirement Plan
21	List of Significant Subsidiaries of the Registrant
23	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24	Power of attorney (included on signature page hereto)
31.1	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification by John E. Hayes, III of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certification by Dennis C. Pence and John E. Hayes, III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002