Form 10-Q
period 2010-05-01
COLDWATER CREEK INC
filed 2010-06-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 4, 2010
Common Stock ($.01 par value)	92,223,017

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended May 1, 2010

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,209	$84,650	$74,874
Receivables	13,946	5,977	14,295
Inventories	172,004	161,546	130,141
Prepaid and other	18,630	9,385	19,193
Income taxes recoverable	10,208	12,074	18,166
Prepaid and deferred marketing costs	6,627	5,867	7,427
Deferred income taxes	6,938	6,938	10,109

Total current assets	289,562	286,437	274,205
Property and equipment, net	287,674	295,012	331,839
Deferred income taxes	—	—	14,461
Restricted cash	890	890	1,776
Other	1,465	1,184	1,510

Total assets	$579,591	$583,523	$623,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,709	$99,234	$106,075
Accrued liabilities	77,971	83,103	74,782
Current deferred marketing fees and revenue sharing	4,961	5,215	4,674

Total current liabilities	179,641	187,552	185,531
Deferred rents	125,885	125,337	134,817
Capital lease and other financing obligations	11,738	11,454	12,866
Supplemental Employee Retirement Plan	9,377	9,202	7,905
Deferred marketing fees and revenue sharing	6,777	7,149	5,005
Deferred income taxes	6,621	6,621	—
Other	661	647	1,069

Total liabilities	340,700	347,962	347,193

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,223,017; 92,163,597 and 91,344,682 shares issued, respectively	922	922	913
Additional paid-in capital	125,144	124,148	117,510
Accumulated other comprehensive loss	(361)	(373)	(1,259)
Retained earnings	113,186	110,864	159,434

Total stockholders’ equity	238,891	235,561	276,598

Total liabilities and stockholders’ equity	$579,591	$583,523	$623,791

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales	$243,086	$228,367
Cost of sales	152,181	157,267

Gross profit	90,905	71,100
Selling, general and administrative expenses	86,454	82,712

Income (Loss) from operations	4,451	(11,612)
Interest, net, and other	(247)	(159)

Income (Loss) before income taxes	4,204	(11,771)
Income tax provision (benefit)	1,882	(4,209)

Net income (loss)	$2,322	$(7,562)

Net income (loss) per share—Basic	$0.03	$(0.08)

Weighted average shares outstanding—Basic	92,200	91,287

Net income (loss) per share—Diluted	$0.03	(0.08)

Weighted average shares outstanding—Diluted	92,770	91,287

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	May 1, 2010	May 2, 2009
OPERATING ACTIVITIES:
Net income (loss)	$2,322	$(7,562)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,609	15,732
Stock-based compensation expense	858	1,380
Supplemental Employee Retirement Plan expense	187	323
Deferred income taxes	—	(679)
Net loss on asset dispositions and impairments	83	46
Other	(1)	3
Net change in current assets and liabilities:
Receivables	(7,969)	1,696
Inventories	(10,458)	5,235
Prepaid and other and income taxes recoverable	(6,630)	(12,343)
Prepaid and deferred marketing costs	(760)	(2,066)
Accounts payable	(3,259)	11,755
Accrued liabilities	(5,416)	(7,932)
Change in deferred marketing fees and revenue sharing	(626)	(1,062)
Change in deferred rents	958	(2,193)
Other changes in non-current assets and liabilities	(484)	(124)

Net cash (used in) provided by operating activities	(15,586)	2,209

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,405)	(7,735)
Proceeds from asset dispositions	4	—

Net cash used in investing activities	(7,401)	(7,735)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP purchases	192	204
Payments on capital lease and other financing obligations	(590)	(416)
Tax withholding payments	(56)	—
Credit facility financing costs	—	(618)

Net cash used in financing activities	(454)	(830)

Net decrease in cash and cash equivalents	(23,441)	(6,356)
Cash and cash equivalents, beginning	84,650	81,230

Cash and cash equivalents, ending	$61,209	$74,874

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

2. Significant Accounting Policies

Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) to total other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income (loss)	$2,322	$(7,562)
Amortization of unrecognized prior service cost	12	123
Tax effect	—	(48)

Total comprehensive income (loss)	$2,334	$(7,487)

Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements of financial and non-financial assets and liabilities.

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

•                  Level 3 — Inputs that are unobservable.

As of May 1, 2010, January 30, 2010, and May 2, 2009 we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents as of:
May 1, 2010	$58,570	$—	$—
January 30, 2010	81,070	—	—
May 2, 2009	72,056	—	—

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $12.7 million and $9.2 million for the three months ended May 1, 2010 and May 2, 2009, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $5.0 million and $5.5 million for the three months ended May 1, 2010 and May 2, 2009, respectively, are included in selling, general and administrative expense.

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

In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we recorded a valuation allowance against substantially all of our net deferred tax assets in the third quarter of fiscal 2009. As a result, the valuation allowance for deferred tax assets as of May 1, 2010 and January 30, 2010 was $24.6 million and $24.5 million, respectively. An immaterial valuation allowance was recorded as of May 2, 2009. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The Internal Revenue Service is currently conducting an examination of our federal income tax returns for fiscal years 2008, 2007 and 2006.

Stock-Based Compensation

Stock-based compensation is accounted for according to ASC 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires companies to expense the estimated fair value of share-based awards over the requisite employee service period, which for us is generally the vesting period. Stock-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total stock-based compensation recognized from stock options and restricted stock units (RSUs) during the three months ended May 1, 2010 and May 2, 2009 was as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Stock Options	$628	$816
RSUs	230	564

Total	$858	$1,380

Options to purchase 72,000 and 350,000 shares of our common stock were granted to employees during the three months ended May 1, 2010 and May 2, 2009, respectively. The weighted average fair value of those options was $3.81 and $1.63, respectively. Options to purchase 12,639 and 21,721 shares of our common stock were exercised during the three months ended May 1, 2010 and May 2, 2009, respectively, with an immaterial amount of intrinsic value for both periods presented.  During the three months ended May 1, 2010, employees were granted 4,000 RSUs with a weighted average grant date fair market value of $6.88. No RSUs were granted during the three months ended May 2, 2009. During the three months ended May 1, 2010, total fair market value of RSUs vested was approximately $0.2 million.

As of May 1, 2010, total unrecognized compensation expense related to unvested share-based compensation arrangements (including stock options and RSUs) was approximately $4.9 million.  This expense is expected to be recognized over a weighted average period of 2.4 years.

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Interest expense, including financing fees	$(443)	$(289)
Interest income	6	1
Other income	449	377
Other expense	(259)	(248)
Interest, net and other	$(247)	$(159)

Recently Issued Accounting Standards

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU updates guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements to be effective for the interim period beginning after December 15, 2009 did not have a material impact on our results of operations, financial position or cash flows. We do not expect the adoption of the remaining disclosure requirements to have a material impact on our results of operations, financial position or cash flows.

3. Receivables

Receivables consist of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Tenant improvement allowances	$2,960	$923	$3,188
Trade	8,445	3,503	8,406
Other	2,541	1,551	2,701
	$13,946	$5,977	$14,295

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At May 1, 2010, January 30, 2010 and May 2, 2009 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Land	$242	$242	$242
Building and land improvements and capital leases (a)	41,032	40,975	40,942
Leasehold improvements	280,305	277,045	273,960
Furniture and fixtures	116,030	115,653	114,658
Technology hardware and software	90,874	91,253	78,416
Machinery and equipment and other	37,464	37,297	37,688
Construction in progress (b)	16,966	14,524	30,286
	582,913	576,989	576,192
Less: Accumulated depreciation and amortization	(295,239)	(281,977)	(244,353)
	$287,674	$295,012	$331,839

(a)          Building and land improvements include capital leases of real estate of approximately $11.5 million as of May 1, 2010, January 30, 2010 and May 2, 2009.

(b)         Construction in progress is comprised primarily of the construction of a new office building, leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Accrued payroll and benefits	$12,014	$14,351	$12,262
Gift cards and coupon rewards	28,728	33,014	27,788
Current portion of deferred rents	20,040	19,629	19,240
Accrued sales returns	6,318	4,365	5,403
Accrued taxes	4,709	5,999	4,802
Other	6,162	5,745	5,287
	$77,971	$83,103	$74,782

Accrued payroll and benefits included $0.1 million, $0.2 million and $0.9 million of accrued severance payments as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively.

6. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income (loss)	$2,322	$(7,562)
Weighted average common shares outstanding during the period (for basic calculation)	92,200	91,287
Dilutive effect of other potential common shares	570	—
Weighted average common shares and potential common shares (for diluted calculation)	92,770	91,287
Net income (loss) per common share—Basic	$0.03	$(0.08)
Net income (loss) per common share—Diluted	0.03	(0.08)

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 2.4 million and 3.7 million shares of common stock in the three months ended May 1, 2010 and May 2, 2009, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

7. Supplemental Employee Retirement Plan (SERP)

Net periodic benefit cost is comprised of the following components for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Service cost	$43	$70
Interest cost	132	130
Amortization of unrecognized prior service cost	12	123
Net periodic benefit cost	$187	$323

As of May 1, 2010, we had $0.4 million of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive loss. We expect to amortize an immaterial amount of unrecognized prior service cost during the remainder of fiscal 2010.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 5.75 percent as of both May 1, 2010 and January 30, 2010. The rate of compensation expense increase was 4 percent as of both May 1, 2010 and January 30, 2010.

As the SERP is an unfunded plan, we were not required to make any contributions during the three months ended May 1, 2010 and May 2, 2009. No benefit payments were made during the three months ended May 1, 2010. Benefit payments of $0.1 million, funded by operating cash flows, were made during the three months ended May 2, 2009. On September 12, 2009, Dennis C. Pence was reappointed President and Chief Executive Officer and his SERP benefit payments were suspended. As Mr. Pence was the only participant receiving SERP benefit payments, no retirement benefit payments are expected to be made during fiscal 2010. Although we do not expect to pay any cash out in the next twelve months, the timing of cash flows associated with these obligations is uncertain and subject to change based upon circumstances not necessarily within our control.

8. Commitments

Leases

During the three months ended May 1, 2010 and May 2, 2009, we incurred aggregate rent expense under operating leases of $19.7 million and $19.5 million, respectively, including $4.0 million and $3.9 million, respectively, of common area maintenance costs (CAM), $0.1 million and $0.2 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $2.7 million for each of the three months ended May 1, 2010 and May 2, 2009.

As of May 1, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $596.8 million.

Credit Facility

On February 13, 2009, we entered into a new Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC which is collateralized by substantially all of our assets. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank N.A. (the “Prior Facility”). The Agreement provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of May 1, 2010, January 30, 2010 and May 2, 2009 we had no borrowings outstanding under the credit facility and $19.9 million, $19.5 million and $18.4 million in letters of credit issued, respectively. As a result, we had $50.1 million, $50.5 million and $51.6 million available for borrowing under our credit facility as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

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

Other

We had inventory purchase commitments of approximately $167.1 million, $176.4 million and $165.9 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.  As of May 1, 2010, January 30, 2010 and May 2, 2009, we had $1.6 million, $1.6 million and $2.4 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

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

On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleges copyright infringement of three different Brighton designs. We are vigorously defending this matter. We believe it is without merit and are asserting various defenses to the action. We also currently have insurance coverage and have been provided defense by our insurance carriers.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Deferred marketing fees and revenue sharing - beginning of period	$12,364	$10,741
Marketing fees received	1,254	391
Revenue sharing received	—	—
Marketing fees recognized to revenue	(1,440)	(1,333)
Revenue sharing recognized to revenue	(440)	(120)
Deferred marketing fees and revenue sharing - end of period	$11,738	$9,679
Less - Current deferred marketing fees and revenue sharing	4,961	4,674
Long-term deferred marketing fees and revenue sharing	$6,777	$5,005

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $6.1 million and the deferred revenue sharing payment of $5.6 million as of May 1, 2010 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2010	$2,588	$1,319	$3,907
2011	1,865	1,759	3,624
2012	942	1,759	2,701
2013	519	806	1,325
2014	181	—	181
Thereafter	—	—	—
	$6,095	$5,643	$11,738

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended May 1, 2010 and May 2, 2009 was approximately $2.0 million and $1.5 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $2.8 million, $3.3 million and $3.8 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands).

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales (a):
Retail	$176,010	$170,710
Direct	67,076	57,657
Consolidated net sales	$243,086	$228,367
Segment operating income:
Retail	$15,824	$3,356
Direct	18,470	10,112
Total segment operating income	34,294	13,468
Corporate and other	(29,843)	(25,080)
Consolidated income (loss) from operations	$4,451	$(11,612)
Depreciation and amortization:
Retail	$11,681	$11,801
Direct	255	383
Corporate and other	3,673	3,548
Consolidated depreciation and amortization	$15,609	$15,732

(a)                   There were no inter-segment sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as well as in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

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

Executive Summary

Our operating results for the first quarter of fiscal 2010 showed improvement over the first quarter of fiscal 2009 as we began to realize the benefits of the changes we have made to our business over the past several months. Net income for the three-month period was $2.3 million, or $0.03 per diluted share, compared with a net loss of $7.6 million, or $0.08 per share, for the three-month period ended May 2, 2009. Our gross margin and results of operations were driven by improved merchandise margins resulting from a realignment of our price points, a favorable response to the modifications we have made to our sale strategy, as well as investments we have made in our e-commerce business.

Net sales increased to $243.1 million in the first quarter of fiscal 2010 compared to $228.4 million in the first quarter of fiscal 2009. This 6.4 percent increase in net sales for the year was primarily driven by the addition of eight premium retail stores since May 2, 2009, an increase in comparable premium retail store sales(1) of 1.0 percent in our retail segment and an increase in sales in our direct segment of 16.3 percent, offset by the closure of one premium retail store and two merchandise clearance outlet stores since May 2, 2009.

Our gross margin rate for the first quarter of fiscal 2010 was 37.4 percent, compared with 31.1 percent in the first quarter of fiscal 2009. This 6.3 percentage point improvement in the gross margin rate was primarily driven by an increase in our merchandise margin and improved leveraging of occupancy costs.

(1) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended May 1, 2010, the comparable premium retail store base included 324 premium retail stores compared to 271 premium retail stores for the same period of fiscal 2009. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

Selling, general and administrative expenses for the fiscal 2010 first quarter were $86.5 million, or 35.6 percent of net sales, compared with $82.7 million, or 36.2 percent of net sales, for the fiscal 2009 first quarter. The increase in selling, general and administrative expenses of approximately $3.8 million was primarily related to an increase in marketing expense and employee related costs as compared with the first quarter last year.

We ended the first quarter of fiscal 2010 with $61.2 million in cash and cash equivalents, compared to $74.9 million at the end of the first quarter of fiscal 2009. Working capital was $109.9 million at the end of the first quarter of fiscal 2010, compared to $88.7 million at the end of the first quarter of fiscal 2009. Premium retail inventory, including the retail inventory in our distribution center, increased 16 percent per square foot compared to the first quarter of fiscal 2009. Total inventory increased 32.2 percent to $172.0 million at the end of the first quarter of fiscal 2010 from $130.1 million at the end of the first quarter of fiscal 2009. This increase is attributable to inventory that was bought to support a more aggressive comparable store sales plan and a 2.2 percent increase in premium retail store square footage.

Company Initiatives

During the fourth quarter of fiscal 2009, we began implementing initiatives to position us for improved performance. These initiatives which we will continue to refine during fiscal 2010 are focused on improving our average price per unit and our average transaction value. Our initiatives include refining our merchandise mix, adjusting our pricing strategy, modifying our approach to our quarterly sale events and improving our direct business.

Over the last two years we had shifted our merchandise assortment to more basic items in a broad range of colors and styles, and away from our core strength of a diverse assortment across a variety of categories. Because we recognize that our customers are focused on fashion and differentiation, we have refocused our efforts to deliver unique and differentiated offerings creating a better balance of novelty items together with basic items in an effort to increase our average price per unit, average transaction dollars and gross margins. These adjustments began to be reflected in our spring and summer collections, with the full impact of this initiative to be in place for our fall assortments, which will begin arriving in stores in late August 2010. We are also focused on expanding and upgrading our home and jewelry categories as we believe there is an opportunity to increase their contribution to our operating results.

Beginning with our spring collection, we realigned our pricing to properly reflect the unique quality and design of our merchandise and increased our initial markup. As a result, we experienced meaningful improvement in our average transaction value and merchandise margin during the first quarter of fiscal 2010.

We also adjusted our approach to our sale events as we discovered during fiscal 2009 that our customers were not responding to these events as they had in the past, resulting in a decrease in our merchandise margins. For our spring sale, during the first quarter of fiscal 2010, we took a sharper first markdown and reduced the duration of the sale event, which was effective in improving merchandise margins. Given the results, we expect to continue a similar strategy going forward.

We have also made efforts to restore our direct segment business, which significantly deteriorated during fiscal years 2009 and 2008, largely due to our decision to reduce catalog circulation in response to economic conditions. During the first quarter of fiscal 2010, we made renewed investments in catalog and email circulation, as well as national magazine advertising, resulting in increased traffic to and time spent on our web site. We have also recently made enhancements to our web site such as new descriptive product videos and improvements to our product review sections. We believe that these measures contributed to the 16.3 percent increase in direct segment net sales during the three months ended May 1, 2010 as compared to the three months ended May 2, 2009.

This fall, we will implement a new creative direction to the Coldwater Creek brand concurrent with the arrival of our fall collection. This new creative direction will include changes to our store windows, our floor visuals, our website, and our marketing programs. In September, we will also begin testing a new catalog format that will embody this new look. We believe these enhancements will allow us to offer one consistent message to our customer that reflects an updated and elevated level to both our product and our store experience.

We believe that the changes to our merchandise strategy, rebalancing of our pricing strategy, adjustment of our promotional cadence and sale events, and restoration of our direct segment business will position the company for improved long term performance and growth.

Outlook

Although macroeconomic conditions have improved to some extent, weak consumer spending has been prolonged with persisting concerns about high unemployment, income and deterioration in household net worth. As long as these conditions continue we expect that consumer spending will remain difficult. We believe our initiatives will position us for improved performance, although we remain cautious about fiscal year 2010 given the current environment.

We currently have excess inventory. We are committed to moderating our inventory levels by the second half of 2010 by utilizing our major sale event in June, as well as other special events in our stores, outlets, and on our web site. Consequently, we expect our performance in the second quarter of fiscal year 2010 to be impacted by lower merchandise margins as a result of additional promotions to realign our inventory position. For the second half of the year, inventory has been planned at levels consistent with anticipated sales trends. We have made loss provisions for certain inventory items as of May 1, 2010 that we believe are adequate based upon current forecasts which consider current and future selling prices. Actual results may differ from our estimates if we are required to mark down or discount merchandise beyond our current expectations.

We continue to believe that retail expansion will be a key driver for our long term growth. However, we intend to pursue a scaled back store rollout program compared to the years prior to 2009, until the economic outlook improves. During the first quarter of fiscal 2010, we opened four new premium retail stores and closed one premium retail store and one outlet store, ending the quarter with 359 premium retail stores and 35 merchandise clearance outlet stores. We plan to open approximately 20 new retail stores in fiscal 2010.

Other Developments

On June 2, 2010, we announced that Georgia Shonk Simmons, President and Chief Merchandising Officer, will retire effective May 1, 2011. Ms. Shonk Simmons will also resign from our board of directors effective May 1, 2011.

Results of Operations

Comparison of the Three Months Ended May 1, 2010 with the Three Months Ended May 2, 2009

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended May 1, 2010 as compared to the three months ended May 2, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	May 1,	% of	May 2,	% of
	2010	net sales	2009	net sales	$ change	% change
Net sales	$243,086	100.0%	$228,367	100.0%	$14,719	6.4%
Cost of sales	152,181	62.6%	157,267	68.9%	(5,086)	(3.2)%
Gross profit	90,905	37.4%	71,100	31.1%	19,805	27.9%
Selling, general and administrative expenses	86,454	35.6%	82,712	36.2%	3,742	4.5%
Income (Loss) from operations	4,451	1.8%	(11,612)	(5.1)%	16,063	*
Interest, net and other	(247)	(0.1)%	(159)	(0.1)%	88	55.3%
Income (Loss) before income taxes	4,204	1.7%	(11,771)	(5.1)%	15,975	*
Income tax provision (benefit)	1,882	0.8%	(4,209)	(1.8)%	6,091	*
Net income (loss)	$2,322	1.0%	$(7,562)	(3.3)%	$9,884	*
Effective income tax rate	44.8%		35.8%

* Comparisons from positive to negative values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program. In addition, shipping fees received from customers for delivery of merchandise are included in the direct segment.

Net sales increased during the three months ended May 1, 2010 as compared with the three months ended May 2, 2009 primarily due to the addition of eight premium retail stores since May 2, 2009, an increase in comparable premium retail store sales of 1.0 percent in our retail segment and an increase in sales in our direct segment of 16.3 percent, offset by the closure of one premium retail store and two merchandise clearance outlet stores since May 2, 2009. During the three months ended May 1, 2010, our premium retail stores experienced an improvement in average transaction value of 7.5 percent offset by a decline in comparable premium retail store traffic of 4.2 percent as compared to the same period in 2009. During the three months ended May 1, 2010, catalog circulation increased by 5.9 million, or 31.4 percent, compared to the three months ended May 2, 2009, which we believe contributed to the increase in order volume and sales in our direct business.

Revenue from our co-branded credit card program increased $0.9 million for the three months ended May 1, 2010 as compared with the three months ended May 2, 2009. In addition, shipping fees received from customers for delivery of merchandise increased by $0.6 million from $5.7 million for the three months ended May 2, 2009, to $6.3 million for the three months ended May 1, 2010, which is associated with higher order volume.

Cost of Sales/Gross Profit

The gross profit rate increased by 6.3 percentage points during the three months ended May 1, 2010 as compared to the three months ended May 2, 2009.  The increase in our gross profit rate was primarily the result of a 5.7 percentage point improvement attributable to higher initial merchandise markups and a decrease in our markdown(2) rate, which were partially offset by an increase in promotional discounts(3). The remainder of the increase in our gross profit rate was the result of increased leveraging of our retail occupancy costs and shipping and handling costs of approximately 1.3 and 0.2 percentage points, respectively. These increases in gross profit rate were offset by higher buying and distribution costs of 0.9 percentage points.

Selling, General and Administrative Expenses

SG&A increased $3.7 million in the three months ended May 1, 2010 as compared with the same period in the prior year, primarily driven by increased marketing and employee expenses. As a percentage of net sales, SG&A expense decreased by 0.7 percentage points in the three months ended May 1, 2010 as compared with the three months ended May 2, 2009. This decrease in SG&A rate was the result of a 0.9 percentage point decrease in employee expenses and a 0.7 percentage point decrease in overhead expenses, offset by a 0.9 percentage point increase in marketing expenses. The decrease in employee and overhead expenses as a percentage of sales is primarily the result of increased leveraging and our continued efforts to control expenses. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog and national magazine advertising circulation.

Interest, Net and Other

The increase in interest, net and other for the three months ended May 1, 2010 as compared with the same period in the prior year is primarily the result of an increase in interest expense on our capital lease and other financing obligations.

Provision for Income Taxes

The provision for income taxes for the three months ended May 1, 2010 as compared with the benefit in the same period in the prior year was the result of pre-tax income, resulting in a provision of $1.9 million. The increase in effective tax rate is primarily due to a tax expense being recorded for the three months ended May 1, 2010 versus a tax benefit in the comparable period of fiscal 2009. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate. When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	May 1, 2010	% of Net Sales	May 2, 2009	% of Net Sales	% Change
Net sales:
Retail	$176,010	72.4%	$170,710	74.8%	3.1%
Direct	67,076	27.6%	57,657	25.2%	16.3%
	$243,086	100.0%	$228,367	100.0%	6.4%
Segment operating income:
Retail	$15,824		$3,356		371.5%
Direct	18,470		10,112		82.7%
Total Segment Operating income	$34,294		$13,468		154.6%
Unallocated corporate and other	(29,843)		(25,080)		19.0%
Income (Loss) from operations	$4,451		$(11,612)		*

* Comparisons from positive to negative values are not considered meaningful.

(2) We define markdowns generally as permanent reductions from the original selling price.

(3) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

Retail Segment

Net Sales

The $5.3 million increase in retail segment net sales for the three months ended May 1, 2010 as compared with the three months ended May 2, 2009 is primarily due to the addition of eight premium retail stores since May 2, 2009, partially offset by the closure of two merchandise clearance outlet stores since May 2, 2009. In addition, comparable premium retail store sales increased 1.0 percent versus the first quarter of fiscal 2009, driven by an improvement in average transaction value of 7.5 percent, offset by a decline in comparable premium retail store traffic of 4.2 percent and a 1.2 percent decrease in comparable premium retail store conversion rate as compared to the same period in 2009.

Net sales from merchandise clearance outlet stores and co-branded credit card revenue increased $1.9 million and $1.0 million, respectively during the three months ended May 1, 2010 as compared with the three months ended May 2, 2009. Net sales generated from our day spas remained relatively flat for the three months ended May 1, 2010 as compared with the three months ended May 2, 2009.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended May 1, 2010 as compared with the three months ended May 2, 2009 increased by 7.0 percentage points. Decreased in-store markdown activity and higher initial merchandise markups, which were partially offset by increased promotional discounts, contributed to a 5.7 percentage point improvement in merchandise margins. Retail segment operating rate was also positively impacted by a 1.0 and 0.6 percentage point improvement in leveraging of occupancy costs and employee expenses, respectively. These increases in operating income rate were partially offset by a 0.3 percentage point increase in marketing expenses.

Direct Segment

Net Sales

The direct segment net sales increased $9.4 million or 16.3 percent during the three months ended May 1, 2010 as compared to the three months ended May 2, 2009. The increase is primarily the result of an approximate 13.8 percent increase in order volume and a slight increase in average order value. We believe the increase in our direct segment order volume is attributed to increased catalog circulation of 31.4 percent and increased emails sent of 55.2 percent for the three months ended May 1, 2010 as compared with the same three-month period in 2009.

Direct segment net sales were also impacted by an increase of $0.6 million in shipping revenue during the three months ended May 1, 2010 as compared to the three months ended May 2, 2009, which is associated with higher order volume.  This was partially offset by a decrease of $0.1 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended May 1, 2010 as compared with the three months ended May 2, 2009 increased by 10.0 percentage points. Decreased clearance activity and higher initial merchandise markups resulted in a 6.2 percentage point improvement in merchandise margins. In addition, our direct segment operating income rate was positively impacted by a 1.9 percentage point increase in leveraging of employee expenses. Marketing expenses and overhead costs increased $0.6 and $0.3 million, respectively; however, as a percentage of net sales, marketing expenses and overhead costs contributed to a 0.5 and 1.4 percentage point improvement, respectively.

Corporate and Other

Corporate and other expenses increased $4.8 million in the three months ended May 1, 2010 as compared to the three months ended May 2, 2009. This increase is primarily the result of:

•                  $2.6 million increase in employee expenses, primarily consisting of an increase in salaries and related taxes and benefits;

•                  $1.7 million increase in marketing expenses, primarily as a result of increased national magazine advertising campaigns;

•                  $0.2 million increase in corporate support costs; and

•                  $0.3 million increase in occupancy costs.

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

Liquidity and Capital Resources

In recent fiscal years, we have financed ongoing operations and growth initiatives primarily from cash flow generated by operations and trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience fluctuations, we may occasionally utilize our bank credit facility.

Our secured Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of May 1, 2010, January 30, 2010 and May 2, 2009, we had no borrowing under this credit facility and $19.9 million, $19.5 million and $18.4 million in letters of credit issued, respectively.

Net cash used in operating activities was $15.6 million during the three months ended May 1, 2010 compared to net cash generated by operating activities of $2.2 million during the three months ended May 2, 2009.

On a comparative year-to-year basis, the $17.8 million decrease in cash flows from operating activities during the three months ended May 1, 2010 as compared with the three months ended May 2, 2009 resulted primarily from higher operating expenses and increased payments on inventory purchases. We also experienced a decrease in cash collected on tenant allowances of $2.7 million as total cash collected on tenant allowances was $3.0 million during the three months ended May 1, 2010 compared to $5.7 million during the three months ended May 2, 2009. In addition, we experienced a decrease in tax refunds received of $0.3 million. These decreases were offset by higher sales, an increase in gross margin, and an increase of $1.0 million in fees collected from the co-branded credit card program.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $7.4 million and $7.7 million during the three months ended May 1, 2010 and May 2, 2009, respectively. Capital expenditures during the three months ended May 1, 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of four additional premium retail stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the three months ended May 2, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of three additional premium retail stores, two merchandise clearance outlet stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash outflows from financing activities were $0.5 million and $0.8 million during the three months ended May 1, 2010 and May 2, 2009, respectively. The cash outflows were derived from costs associated with our credit facility, payments made on our capital lease and other financing obligations, and tax withholding payments. Cash outflows were partially offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $109.9 million in working capital at May 1, 2010, compared with $98.9 million at January 30, 2010 and $88.7 million at May 2, 2009. Our consolidated current ratio was 1.61 at May 1, 2010, compared with 1.53 at January 30, 2010 and 1.48 at May 2, 2009. Though we currently have excess inventory, we are committed to moderating our inventory levels by the second half of 2010 by utilizing our major sale event in June, as well as other special events in our stores, outlets, and on our web site. Consequently, we expect our performance in the second quarter of fiscal year 2010 to be impacted by lower merchandise margins as a result of additional promotions to realign our inventory position. For the second half of the year, inventory has been planned at levels consistent with anticipated sales trends. We have made loss provisions for certain inventory items as of May 1, 2010 that we believe are adequate based upon current forecasts which consider current and future selling prices. Actual results may differ from our estimates if we are required to mark down or discount merchandise beyond our current expectations.

Capital expenditures for the full year in fiscal 2010 are expected to be in the range of $35 million to $40 million, primarily associated with premium retail store expansion, store-related expenditures, investments in information technology and, to a lesser extent, other corporate related capital expenditures.

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

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 30, 2010. As of May 1, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $596.8 million. There have been no other material changes in contractual obligations outside the ordinary course of business since January 30, 2010.

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

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010, for further details.

•                  Sales Returns

•                  Inventory Valuation

•                  Stock-Based Compensation

•                  Impairment of Long —Lived Assets

•                  Contingent Liabilities

•                  Income Taxes

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended May 1, 2010, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of May 1, 2010. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 1, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleges copyright infringement of three different Brighton designs. We are vigorously defending this matter. We believe it is without merit and we are asserting various defenses to the action. We also currently have insurance coverage and have been provided defense by our insurance carriers.

We believe that the amount of loss, if any, related to these legal proceedings is adequately reserved for or covered by insurance.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the quarter ended May 1, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission. Other risks facing the Company are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

General economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

Consumer spending patterns are highly sensitive to the general economic climate, levels of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, greater levels of unemployment, high levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. These conditions, which have continued into the second quarter of fiscal 2010, had a negative impact on our revenues, gross margins, operating cash flows and earnings in years 2009, 2008 and 2007. We believe these conditions will continue for the remainder of fiscal 2010 and for the foreseeable future. Although we have seen periods of improvement in revenues and gross margin, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories declines and demand for our products decreases, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, earnings and operating cash flows. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences, which can vary by season and from one geographic region to another and be affected by general economic conditions that are difficult to predict. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customer base. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results.

Our inventory levels and merchandise assortments fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If the demand for our merchandise was lower than expected, causing us to hold excess inventory, as we did at May 1, 2010, we would be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              RESERVED

None

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                              EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of June 2010.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Senior Vice-President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002