Form 10-Q
period 2010-07-31
COLDWATER CREEK INC
filed 2010-09-08
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21915

COLDWATER CREEK INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0419266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864

(Address of principal executive offices)

(208) 263-2266

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 3, 2010
Common Stock ($.01 par value)	92,340,143

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended July 31, 2010

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except for share data)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,279	$84,650	$85,414
Receivables	13,106	5,977	13,511
Inventories	166,392	161,546	141,317
Prepaid and other	9,131	9,385	18,844
Income taxes recoverable	13,668	12,074	5,077
Prepaid and deferred marketing costs	5,798	5,867	6,786
Deferred income taxes	6,464	6,938	10,466
Total current assets	286,838	286,437	281,415

Property and equipment, net	281,386	295,012	320,114
Deferred income taxes	—	—	13,792
Restricted cash	890	890	1,776
Other	1,252	1,184	1,689
Total assets	$570,366	$583,523	$618,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,555	$99,234	$103,302
Accrued liabilities	76,033	83,103	73,876
Current deferred marketing fees and revenue sharing	4,688	5,215	5,671
Total current liabilities	172,276	187,552	182,849

Deferred rents	122,988	125,337	133,205
Capital lease and other financing obligations	11,616	11,454	12,408
Supplemental Employee Retirement Plan	9,551	9,202	8,003
Deferred marketing fees and revenue sharing	6,309	7,149	8,126
Deferred income taxes	6,147	6,621	—
Other	698	647	699
Total liabilities	329,585	347,962	345,290

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,324,893, 92,163,597 and 91,421,899 shares issued, respectively	923	922	914
Additional paid-in capital	125,552	124,148	119,254
Accumulated other comprehensive loss	(349)	(373)	(1,184)
Retained earnings	114,655	110,864	154,512
Total stockholders’ equity	240,781	235,561	273,496
Total liabilities and stockholders’ equity	$570,366	$583,523	$618,786

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except for per share data)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$253,498	$225,192	$496,584	$453,559
Cost of sales	168,762	149,464	320,943	306,731
Gross profit	84,736	75,728	175,641	146,828
Selling, general and administrative expenses	82,547	82,761	169,001	165,473
Income (Loss) from operations	2,189	(7,033)	6,640	(18,645)
Interest, net, and other	(189)	(151)	(436)	(310)
Income (Loss) before income taxes	2,000	(7,184)	6,204	(18,955)
Income tax provision (benefit)	531	(2,262)	2,413	(6,471)
Net income (loss)	$1,469	$(4,922)	$3,791	$(12,484)
Net income (loss) per share - Basic	$0.02	$(0.05)	$0.04	$(0.14)
Weighted average shares outstanding - Basic	92,265	91,376	92,224	91,332
Net income (loss) per share - Diluted	$0.02	$(0.05)	$0.04	$(0.14)
Weighted average shares outstanding - Diluted	92,635	91,376	92,687	91,332

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 31, 2010	August 1, 2009
OPERATING ACTIVITIES:
Net income (loss)	$3,791	$(12,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,247	31,563
Stock-based compensation expense	1,601	2,852
Supplemental Employee Retirement Plan expense	373	646
Deferred income taxes	—	(415)
Reduction in valuation allowance from shortfall in stock-based compensation	(474)	—
Net loss on asset dispositions	181	227
Other	4	201
Net change in current assets and liabilities:
Receivables	(7,129)	2,480
Inventories	(4,846)	(5,941)
Prepaid and other and income taxes recoverable	(591)	1,138
Prepaid and deferred marketing costs	69	(1,425)
Accounts payable	(9,874)	10,216
Accrued liabilities	(7,005)	(9,049)
Change in deferred marketing fees and revenue sharing	(1,367)	3,056
Change in deferred rents	(1,670)	(3,634)
Other changes in non-current assets and liabilities	(480)	(920)
Net cash provided by operating activities	3,830	18,511

INVESTING ACTIVITIES:
Purchase of property and equipment	(15,151)	(13,306)
Proceeds from asset dispositions	10	—
Net cash used in investing activities	(15,141)	(13,306)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	369	437
Payments on capital lease and other financing obligations	(1,336)	(840)
Tax withholding payments	(93)	—
Credit facility financing costs	—	(618)
Net cash used in financing activities	(1,060)	(1,021)
Net (decrease) increase in cash and cash equivalents	(12,371)	4,184
Cash and cash equivalents, beginning	84,650	81,230
Cash and cash equivalents, ending	$72,279	$85,414

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

2. Significant Accounting Policies

Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) to total other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net income (loss)	$1,469	$(4,922)	$3,791	$(12,484)
Amortization of unrecognized prior service cost	12	123	24	246
Tax effect	—	(48)	—	(96)
Total comprehensive income (loss)	$1,481	$(4,847)	$3,815	$(12,334)

Fair Value

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements of financial and non-financial assets and liabilities.

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

•                  Level 3 — Inputs that are unobservable.

As of July 31, 2010, January 30, 2010, and August 1, 2009 we held money market funds that are measured at fair value on a recurring basis. The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash Equivalents as of:
July 31, 2010	$69,570	$—	$—
January 30, 2010	81,070	—	—
August 1, 2009	41,066	—	—

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $8.8 million and $8.4 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and $21.5 million and $17.6 million for the six months ended July 31, 2010 and August 1, 2009, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $5.2 million and $3.1 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and $10.2 million and $8.6 million for the six months ended July 31, 2010 and August 1, 2009, respectively, are included in selling, general and administrative expenses.

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

The income tax provisions for the three and six month periods ended July 31, 2010 vary from the amount that would result from applying the statutory income tax rate to pre-tax income, primarily due to the effects of the annualized change in valuation allowance and state taxes. During the quarter ended July 31, 2010, we recognized a discrete benefit of approximately $0.5 million related to a shortfall on stock-based compensation.

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

Total stock-based compensation recognized from stock options and restricted stock units (RSUs) during the three and six months ended July 31, 2010 and August 1, 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock Options	$522	$900	1,150	$1,716
RSUs	221	572	451	1,136
Total	$743	$1,472	$1,601	$2,852

Options to purchase 605,300 and 781,000 shares of our common stock were granted to employees during the six months ended July 31, 2010 and August 1, 2009, respectively. The weighted average fair value of those options was $2.83 and $2.81, respectively. Options to purchase 18,039 and 38,036 shares of our common stock were exercised during the six months ended July 31, 2010 and August 1, 2009, respectively, with an immaterial amount of intrinsic value for both periods presented.

During the six months ended July 31, 2010 and August 1, 2009, we granted 212,387 and 29,659 RSUs with only service conditions, at a weighted average grant date fair market value of $4.35 and $5.90, respectively. During the six months ended July 31, 2010, we also granted 255,500 RSUs that, in addition to service conditions, contained performance conditions at a weighted average grant date fair value of $3.86. The awards with the additional performance conditions are subject to the achievement of a combined earnings before interest expense and taxes (EBIT) target for fiscal years 2010, 2011 and 2012, as well as continued employment with us and the receipt of a satisfactory performance review. The number of shares actually awarded will range from 0 to 200 percent of the base award amount, depending on our EBIT during the performance period.

During the six months ended August 1, 2009, we granted 156,000 RSUs that, in addition to service conditions, contained performance and market conditions at a weighted average grant date fair value of $5.23. The awards with the additional performance and market conditions are independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth (CSG) relative to a peer group, and total shareholder return (TSR) relative to a peer group.  The fair value of the RSUs with operating income and CSG goals are based on the fair market value at the date of grant.  The fair value of the RSUs containing the TSR condition was determined using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to a peer group.

All awards with performance and market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. During the six months ended July 31, 2010 and August 1, 2009, the total fair market value of RSUs vested was approximately $0.4 million and $0.2 million, respectively.

As of July 31, 2010, total unrecognized compensation expense related to nonvested share-based compensation arrangements (including stock options and RSUs) was approximately $5.8 million. This expense is expected to be recognized over a weighted average period of 2.6 years.

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest (expense), including financing fees	$(477)	$(341)	$(920)	$(630)
Interest income	1	8	7	9
Other income	510	399	959	776
Other (expense)	(223)	(217)	(482)	(465)
Interest, net, and other	$(189)	$(151)	$(436)	$(310)

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU updates guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements to be effective for the interim period beginning after December 15, 2009 did not have a material impact on our results of operations, financial position or cash flows. We do not expect the adoption of the remaining disclosure requirements to have a material impact on our results of operations, financial position or cash flows.

3. Receivables

Receivables consist of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009
Trade	$9,255	$3,503	$6,213
Tenant improvement allowances	2,210	923	3,862
Other	1,641	1,551	3,436
	$13,106	$5,977	$13,511

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At July 31, 2010, January 30, 2010 and August 1, 2009 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009
Land	$242	$242	$242
Building and land improvements and capital leases (a)	41,043	40,975	40,941
Leasehold improvements	285,269	277,045	278,638
Furniture and fixtures	118,410	115,653	115,389
Technology hardware and software	91,528	91,253	86,754
Machinery and equipment and other	37,606	37,297	37,771
Construction in progress (b)	17,712	14,524	16,546
	591,810	576,989	576,281
Less: Accumulated depreciation and amortization	(310,424)	(281,977)	(256,167)
	$281,386	$295,012	$320,114

(a)	Building and land improvements include capital leases of real estate of approximately $11.5 million as of July 31, 2010, January 30, 2010 and August 1, 2009.
(b)

Construction in progress is comprised primarily of the construction of a new office building, leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009
Accrued payroll and benefits	$14,214	$14,351	$15,515
Gift cards and coupon rewards	27,271	33,014	27,246
Current portion of deferred rents	20,308	19,629	19,411
Accrued sales returns	4,243	4,365	3,658
Accrued taxes	4,968	5,999	4,427
Other	5,029	5,745	3,619
	$76,033	$83,103	$73,876

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income (loss)	$1,469	$(4,922)	$3,791	$(12,484)
Weighted average common shares outstanding during the period (for basic calculation)	92,265	91,376	92,224	91,332
Dilutive effect of other potential common shares	370	—	463	—
Weighted average common shares and potential common shares (for diluted calculation)	92,635	91,376	92,687	91,332
Net income (loss) per common share—Basic	$0.02	$(0.05)	$0.04	$(0.14)
Net income (loss) per common share—Diluted	$0.02	$(0.05)	$0.04	$(0.14)

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 2.3 million and 3.4 million shares of common stock in the three months ended July 31, 2010 and August 1, 2009, respectively, and 2.1 million and 3.9 million shares of common stock for the six months there ended, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost is comprised of the following components for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Service cost	$41	$70	$84	$140
Interest cost	133	130	265	260
Amortization of prior service cost	12	123	24	246
Net periodic benefit cost	$186	$323	$373	$646

As of July 31, 2010, we had $0.4 million of unrecognized prior service costs and unrecognized actuarial losses recognized in accumulated other comprehensive loss. We expect to amortize an immaterial amount of unrecognized prior service cost during the remainder of fiscal 2010.

Significant assumptions related to the SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The discount rate was 5.75 percent as of both July 31, 2010 and January 30, 2010, respectively. The rate of compensation expense increase was 4.0 percent as of both July 31, 2010 and January 30, 2010.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and six months ended July 31, 2010 and August 1, 2009. No benefit payments were made during the six months ended July 31, 2010. Benefit payments of $0.2 million, funded by operating cash flows, were made during the six months ended August 1, 2009. On September 12, 2009, Dennis C. Pence was reappointed President and Chief Executive Officer and his SERP benefit payments were suspended. On June 2, 2010, we announced that Georgia Shonk Simmons, President and Chief Merchandising Officer will retire effective May 1, 2011. Although we do not expect to pay any cash out in fiscal 2010, we expect to make benefit payments of $0.1 million during fiscal 2011 and $0.2 million per year during fiscal years 2012 through 2019. The timing of cash flows associated with these obligations is uncertain and subject to change based on circumstances not necessarily within our control.

8. Commitments

Leases

During the three months ended July 31, 2010 and August 1, 2009, we incurred aggregate rent expense under operating leases of $19.9 million and $19.7 million, respectively, including $3.8 million and $3.8 million, respectively, of common area maintenance costs (CAM), $0.1 million and $0.1 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $2.9 million and $2.5 million for the three months ended July 31, 2010 and August 1, 2009, respectively. During the six months ended July 31, 2010 and August 1, 2009, we incurred aggregate rent expense under operating leases of $39.6 million and $39.2 million, respectively, including $7.8 million and $7.7 million, respectively, of common area maintenance costs (CAM), $0.2 million and $0.3 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $5.6 million and $5.2 million for the six months ended July 31, 2010 and August 1, 2009 respectively.

As of July 31, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $581.4 million.

Credit Facility

On February 13, 2009, we entered into a new Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC which is collateralized by substantially all of our assets. This credit facility replaced our previous unsecured revolving line of credit with Wells Fargo Bank N.A. (the “Prior Facility”). The Agreement provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of July 31, 2010, January 30, 2010 and August 1, 2009 we had no borrowings outstanding under the credit facility and $24.4 million, $19.5 million and $27.7 million in letters of credit issued, respectively. As a result, we had $45.6 million, $50.5 million and $42.3 million available for borrowing under our credit facility as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

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

Other

We had inventory purchase commitments of approximately $207.0 million, $176.4 million and $230.8 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.  As of July 31, 2010, January 30, 2010 and August 1, 2009 we had $1.6 million, $1.6 million and $2.4 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

9. Contingencies

Legal Proceedings

We are, from time to time, involved in various legal proceedings incidental to the conduct of business. Actions filed against us from time to time include commercial, intellectual property infringement, customer and employment claims, including class action lawsuits alleging that we violated federal and state wage and hour and other laws. We believe that we have meritorious defenses to all lawsuits and legal proceedings currently pending against us. Though we will continue to vigorously defend such lawsuits and legal proceedings, we are unable to predict with certainty whether or not we will ultimately be successful. However, based on management’s evaluation, we believe that the resolution of these matters, taking into account existing contingency accruals and the availability of insurance and other indemnifications, will not materially impact our consolidated financial position, results of operations or cash flows.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Deferred marketing fees and revenue sharing - beginning of period	$11,738	$9,679	$12,364	$10,741
Marketing fees received	987	437	2,241	828
Revenue sharing received	—	6,549	—	6,549
Marketing fees recognized to revenue	(1,288)	(1,257)	(2,728)	(2,590)
Revenue sharing recognized to revenue	(440)	(1,611)	(880)	(1,731)
Deferred marketing fees and revenue sharing - end of period	$10,997	$13,797	$10,997	$13,797
Less - Current deferred marketing fees and revenue sharing	4,688	5,671	4,688	5,671
Long-term deferred marketing fees and revenue sharing	$6,309	$8,126	$6,309	$8,126

The following table provides an estimate of when we expect to amortize the deferred marketing fees of $5.8 million and the deferred revenue sharing payment of $5.2 million as of July 31, 2010 into revenue (in thousands). The schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing payment is based upon the expected life of the co-branded credit card program, therefore amounts shown are subject to change.

Fiscal Period	Deferred Marketing Fees	Deferred Revenue Sharing Payment	Total
Remainder of 2010	$1,696	$880	$2,576
2011	2,076	1,759	3,835
2012	1,104	1,759	2,863
2013	642	806	1,448
2014	273	—	273
Thereafter	2	—	2
	$5,793	$5,204	$10,997

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended July 31, 2010 and August 1, 2009 was approximately $1.8 million and $0.8 million, respectively.  During the six months ended July 31, 2010 and August 1, 2009 sales royalty revenue recognized was approximately $3.8 million and $2.4 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $2.8 million, $3.3 million and $4.4 million, at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

11. Segment Reporting

The following table provides certain financial data for the direct and retail segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales (a):
Retail	$195,399	$183,394	$371,409	$354,104
Direct	58,099	41,798	125,175	99,455
Consolidated net sales	$253,498	$225,192	$496,584	$453,559
Segment operating income:
Retail	$17,764	$12,844	$33,588	$16,200
Direct	11,725	8,495	30,195	18,607
Total segment operating income	29,489	21,339	63,783	34,807
Corporate and other	(27,300)	(28,372)	(57,143)	(53,452)
Consolidated income (loss) from operations	$2,189	$(7,033)	$6,640	$(18,645)
Depreciation and amortization:
Retail	$11,813	$11,919	$23,494	$23,720
Direct	236	356	491	739
Corporate and other	3,589	3,556	7,262	7,104
Consolidated depreciation and amortization	$15,638	$15,831	$31,247	$31,563

(a)                   There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Our operating results for the second quarter of fiscal 2010 showed improvement over the second quarter of fiscal 2009 as we continue to realize the benefits of the changes we have made to our business over the past several months. Net income for the three-month period was $1.5 million, or $0.02 per diluted share, compared with a net loss of $4.9 million, or $0.05 per share, for the three-month period ended August 1, 2009. Our results of operations were driven by positive comparable store sales, an increase in direct sales and a decrease in selling, general and administrative expenses as a percentage of sales.

Net sales increased to $253.5 million in the second quarter of fiscal 2010, compared to $225.2 million in the second quarter of fiscal 2009. This 12.6 percent increase in net sales for the year was primarily driven by an increase in our direct segment sales of 39.0 percent, an increase in comparable premium retail store sales(1) of 4.8 percent in our retail segment and the addition of ten premium retail stores, offset by the closure of one premium retail store since August 1, 2009.

Our gross margin rate for the second quarter of fiscal 2010 was 33.4 percent, compared with 33.6 percent in the second quarter of fiscal 2009. This 0.2 percentage point decrease in the gross margin rate was primarily due to increased promotional activity as compared to last year, which was partially offset by improvements in initial merchandise markups and leveraging of occupancy costs.

Selling, general and administrative expenses (SG&A) for the fiscal 2010 second quarter were $82.5 million, or 32.6 percent of net sales, compared with $82.8 million, or 36.8 percent of net sales, for the fiscal 2009 second quarter. The decline in SG&A as a percentage of net sales was driven primarily by lower employee-related expenses and other fixed costs, partially offset by a planned increase in marketing expense as compared to last year.

We ended the second quarter of fiscal 2010 with $72.3 million in cash and cash equivalents, compared to $85.4 million at the end of the second quarter of fiscal 2009. Working capital was $114.6 million at the end of the second quarter of fiscal 2010, compared to $98.6 million at the end of the second quarter of fiscal 2009. Premium retail inventory, including the retail inventory in our distribution center, decreased 4.0 percent per square foot compared to the second quarter of fiscal 2009. Total inventory increased 17.7 percent to $166.4 million at the end of the second quarter of fiscal 2010 from $141.3 million at the end of the second quarter of fiscal 2009. This increase is attributable to inventory that was bought to support a more aggressive comparable store sales plan during the first half of the year and a 2.3 percent increase in premium retail store square footage.

Company Initiatives

During the fourth quarter of fiscal 2009, we began implementing initiatives to position us for improved performance. These initiatives, which we will continue to refine during fiscal 2010, are focused on improving our average price per unit and our average transaction value. Our initiatives include improving our merchandise mix, adjusting our pricing strategy, modifying our approach to our periodic sale events, revitalization of our brand creative and growing our direct business.

Over the last two years we had shifted our merchandise assortment to more basic items in a broad range of colors and styles, and away from our core strength of a diverse assortment across a variety of categories. Because we recognize that our customers are focused on fashion and differentiation, we have refocused our efforts to deliver unique and differentiated offerings creating a better balance of novelty items together with basic items in an effort to increase our average price per unit, average transaction dollars and gross margins. These adjustments began to be reflected in our spring and summer collections, with the full impact of this initiative in place for our fall assortments, which began arriving in stores in late August 2010.

Beginning with our spring collection, we realigned our pricing to properly reflect the unique quality and design of our merchandise and increased our initial markup. As a result, we experienced meaningful improvement in our average transaction value and merchandise margin during the first half of fiscal 2010.

We also adjusted our approach to our sale events as we discovered during fiscal 2009 that our customers were not responding to these events as they had in the past, resulting in a decrease in our merchandise margins. For our spring and summer sale events, which took

(1) We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended July 31, 2010, the comparable premium retail store base included 343 premium retail stores compared to 300 premium retail stores for the same period of fiscal 2009. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

place during the first and second quarters of fiscal 2010, respectively, we took a sharper first markdown(2) and reduced the duration of the sale event, which was effective in improving sales volume and merchandise margins. Given the results, we expect to continue a similar strategy going forward.

We have also made efforts to restore our direct segment business, which significantly deteriorated during fiscal years 2009 and 2008, largely due to our decision to reduce catalog circulation in response to economic conditions. During the first half of fiscal 2010, we made renewed investments in catalog and email circulation, as well as national magazine advertising, resulting in increased traffic to, and time spent on, our web site. We have also recently made enhancements to our web site such as new descriptive product videos and improvements to our product review sections. We believe that these improvements delivered positive results measured by increased page views, time spent on our web site and conversion rate which resulted in a 25.9 percent increase in direct segment net sales during the first half of fiscal 2010 as compared to the same period last year.

For this fall, we implemented a new creative direction to the Coldwater Creek brand concurrent with the arrival of our fall collection. This new creative direction includes changes to our store windows, our floor visuals, our web site, and our marketing programs. In September, we will also begin testing a new catalog format that will embody this new look. We believe these enhancements will allow us to offer one consistent message to our customer across all channels, reflecting an updated and elevated level to both our product and our store experience.

We believe that the changes to our merchandise strategy, rebalancing of our pricing strategy, adjustment of our promotional cadence and sale events, revitalization of our brand creative, and restoration of our direct segment business will position the company for improved long-term performance and growth.

Outlook

Although we demonstrated the ability to manage the business more consistently and predictably during the first half of fiscal 2010, weakness in consumer spending and continued uncertainty of macroeconomic conditions have persisted with concerns about income, high unemployment and deterioration in household net worth. As long as these conditions continue, we expect that consumer spending will remain subdued. As such, we will continue to focus our efforts on cost and inventory control. In addition, we believe our initiatives will position us for improved performance, although we remain cautious about the potential impact of the economic conditions during the fiscal year 2010.

During the second quarter of fiscal 2010, we made significant efforts to clear excess inventory by utilizing our major sale event in June, as well as other special events in our stores, outlets, and on our web site. For the second half of 2010 inventory has been planned at levels consistent with anticipated conservative sales trends for the second half of the year. Consequently, we expect to realize increased merchandise margins in the second half of fiscal year 2010. We have made loss provisions for certain inventory items as of July 31, 2010 that we believe are adequate based upon current forecasts which consider current and future selling prices. Actual results may differ from our estimates if we are required to mark down or discount merchandise beyond our current expectations.

We continue to believe that retail expansion will be a key driver for our long term growth. However, we intend to pursue a scaled-back store rollout program compared to the years prior to 2009 until the economic outlook improves. During the first half of fiscal 2010, we opened nine new premium retail stores and closed one, ending the quarter with 364 premium retail stores. We also opened one new merchandise clearance outlet store and closed one during the same period, ending the quarter with 36 merchandise clearance outlet stores. We plan to open a total of approximately 20 new premium retail stores in fiscal 2010, of which 11 have opened as of September 7, 2010.

Other Developments

On June 2, 2010, we announced that Georgia Shonk Simmons, President and Chief Merchandising Officer, will retire effective May 1, 2011. Ms. Shonk Simmons will also resign from our board of directors effective May 1, 2011.

(2)  We define markdowns generally as permanent reductions from the original selling price.

Results of Operations

Comparison of the Three Months Ended July 31, 2010 with the Three Months Ended August 1, 2009

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended July 31, 2010 as compared to the three months ended August 1, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	July 31,	% of	August 1,	% of
	2010	net sales	2009	net sales	$ change	% change
Net sales	$253,498	100.0%	$225,192	100.0%	$28,306	12.6%
Cost of sales	168,762	66.6%	149,464	66.4%	19,298	12.9%
Gross profit	84,736	33.4%	75,728	33.6%	9,008	11.9%
Selling, general and administrative expenses	82,547	32.6%	82,761	36.8%	(214)	(0.3)%
Income (Loss) from operations	2,189	0.9%	(7,033)	(3.1)%	9,222	*
Interest, net and other	(189)	(0.1)%	(151)	(0.1)%	38	25.2%
Income (Loss) before income taxes	2,000	0.8%	(7,184)	(3.2)%	9,184	*
Income tax provision (benefit)	531	0.2%	(2,262)	(1.0)%	2,793	*
Net income (loss)	$1,469	0.6%	$(4,922)	(2.2)%	$6,391	*
Effective income tax rate	26.6%		31.5%

* Comparisons from negative to positive values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program. In addition, shipping fees received from customers for delivery of merchandise are included in the direct segment.

Net sales increased during the three months ended July 31, 2010 as compared with the three months ended August 1, 2009 primarily due to an increase in sales in our direct segment of 39.0 percent, an increase in comparable premium retail store sales of 4.8 percent in our retail segment and the addition of ten premium retail stores, offset by the closure of one premium retail store since August 1, 2009. During the three months ended July 31, 2010, our premium retail stores experienced an increase in average transaction value of 1.8 percent and a 4.0 percent increase in comparable premium retail store conversion rate, offset by a decline in comparable premium retail store traffic of 1.0 percent as compared to the same period in 2009. During the three months ended July 31, 2010, catalog circulation increased by 2.7 million, or 23.0 percent, compared to the three months ended August 1, 2009, which we believe contributed to the increase in order volume and sales in our direct business.

Shipping fees received from customers for delivery of merchandise increased by $1.2 million from $5.1 million for the three months ended August 1, 2009, to $6.3 million for the three months ended July 31, 2010, which is associated with higher order volume. Revenue from our co-branded credit card program decreased $0.2 million for the three months ended July 31, 2010 as compared with the three months ended August 1, 2009.

Cost of Sales/Gross Profit

The gross profit rate decreased by 0.2 percentage points during the three months ended July 31, 2010 as compared to the three months ended August 1, 2009.  The decrease in our gross profit rate was primarily the result of a 1.0 percentage point decrease attributable to an increase in promotional discounts(3), which was partially offset by higher initial merchandise markups and a decrease in our markdown rate. The remainder of the decrease in our gross profit rate was the result of higher buying & distribution costs and shipping & handling costs of approximately 0.7 and 0.4 percentage points, respectively. These decreases in gross profit rate were partially offset by improved leveraging of occupancy costs of 1.9 percentage points.

Selling, General and Administrative Expenses

As a percentage of net sales, SG&A expense decreased by 4.2 percentage points in the three months ended July 31, 2010 as compared with the three months ended August 1, 2009. This decrease in SG&A rate was the result of a 3.0 percentage point decrease in employee expenses and a 1.6 percentage point decrease in overhead expenses, offset by a 0.4 percentage point increase in marketing expenses. The decrease in employee and overhead expenses as a percentage of sales is primarily the result of increased leveraging and our continued efforts to control expenses. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog circulation, as well as an increase in in-store marketing.

(3)  We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

Interest, Net and Other

The increase in interest, net and other for the three months ended July 31, 2010 as compared with the same period in the prior year is primarily the result of an increase in interest expense on our capital lease and other financing obligations.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2010 as compared with the benefit in the same period in the prior year was the result of pre-tax income and the effect of the annualized change in valuation allowance, resulting in a provision of $0.5 million. The decrease in effective tax rate is primarily due to a tax expense being recorded for the three months ended July 31, 2010 versus a tax benefit in the comparable period of fiscal 2009 and the benefit from certain discrete period items.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	July 31, 2010	% of Net Sales	August 1, 2009	% of Net Sales	% Change
Net sales:
Retail	$195,399	77.1%	$183,394	81.4%	6.5%
Direct	58,099	22.9%	41,798	18.6%	39.0%
	$253,498	100.0%	$225,192	100.0%	12.6%
Segment operating income:
Retail	$17,764		$12,844		38.3%
Direct	11,725		8,495		38.0%
Total Segment Operating income	$29,489		$21,339		38.2%
Unallocated corporate and other	(27,300)		(28,372)		(3.8)%
Income (Loss) from operations	$2,189		$(7,033)		*

* Comparisons from negative to positive values are not considered meaningful.

Retail Segment

Net Sales

The $12.0 million increase in retail segment net sales for the three months ended July 31, 2010 as compared with the three months ended August 1, 2009 is primarily due to an increase in comparable premium retail store sales of 4.8 percent versus the second quarter of fiscal 2009, driven by an improvement in average transaction value of 1.8 percent and a 4.0 percent increase in comparable premium retail store conversion rate, offset by a decline in comparable premium retail store traffic of 1.0 percent as compared to the same period in 2009. Also, the increase in retail segment net sales was impacted by the addition of ten premium retail stores, partially offset by the closure of one premium retail store since August 1, 2009.

Net sales from merchandise clearance outlet stores increased $0.8 million during the three months ended July 31, 2010 as compared with the three months ended August 1, 2009. This was partially offset by a decrease of $0.2 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended July 31, 2010 as compared with the three months ended August 1, 2009 increased by 2.1 percentage points. Decreased in-store markdown activity and higher initial merchandise markups, which were partially offset by increased promotional discounts, contributed to a 1.0 percentage point improvement in merchandise margins. Retail segment operating rate was also positively impacted by a 1.4 and 1.0 percentage point improvement in leveraging of occupancy costs and employee expenses, respectively. These increases in operating income rate were partially offset by a 1.2 and 0.1 percentage point increase in marketing expenses and overhead costs, respectively.

Direct Segment

Net Sales

The direct segment net sales increased $16.3 million, or 39.0 percent, during the three months ended July 31, 2010 as compared to the three months ended August 1, 2009. The increase is primarily the result of an approximate 58.1 percent increase in order volume, which was partially offset by a 9.5 percent decrease in average order value. We believe the increase in our direct segment order volume is attributed to increased catalog circulation of 23.0 percent and increased emails sent of 35.2 percent for the three months ended July 31, 2010 as compared with the same three-month period in 2009.

Direct segment net sales were also impacted by an increase of $1.2 million in shipping revenue during the three months ended July 31, 2010 as compared to the three months ended August 1, 2009, which is associated with higher order volume.  Co-branded credit card program revenue was flat over the same period last year.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the three months ended July 31, 2010 as compared with the three months ended August 1, 2009 decreased by 0.1 percentage points.  Increased clearance activity, partially offset by higher initial merchandise markups, resulted in an 8.3 percentage point decrease in merchandise margins. Our direct segment operating income rate was positively impacted by a 3.6 and 3.4 percentage point increase in leveraging of employee expenses and marketing expenses, respectively.  Overhead costs increased $1.6 million; however, as a percentage of net sales, overhead costs contributed to a 1.2 percentage point improvement.

Corporate and Other

Corporate and other expenses decreased $1.1 million in the three months ended July 31, 2010 as compared to the three months ended August 1, 2009. This decrease is primarily the result of:

•                  $1.0 million decrease in corporate support costs;

•                  $0.1 million decrease in employee expenses;

•                  $0.2 million decrease in marketing expenses, primarily as a result of decreased national magazine advertising campaigns;

•                  offset by a $0.2 million increase in occupancy costs.

Comparison of the Six Months Ended July 31, 2010 with the Six Months Ended August 1, 2009

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended July 31, 2010 as compared to the six months ended August 1, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	July 31,	% of	August 1,	% of
	2010	net sales	2009	net sales	$ change	% change

Net sales	$496,584	100.0%	$453,559	100.0%	$43,025	9.5%
Cost of sales	320,943	64.6%	306,731	67.6%	14,212	4.6%
Gross profit	175,641	35.4%	146,828	32.4%	28,813	19.6%
Selling, general and administrative expenses	169,001	34.0%	165,473	36.5%	3,528	2.1%
Income (Loss) from operations	6,640	1.3%	(18,645)	(4.1)%	25,285	*
Interest, net and other	(436)	(0.1)%	(310)	(0.1)%	126	40.6%
Income (Loss) before income taxes	6,204	1.3%	(18,955)	(4.2)%	25,159	*
Income tax provision (benefit)	2,413	0.5%	(6,471)	(1.4)%	8,884	*
Net income (loss)	$3,791	0.8%	$(12,484)	(2.8)%	$16,725	*
Effective income tax rate	38.9%		34.1%

* Comparisons from negative to positive values are not considered meaningful.

Net Sales

Net sales increased during the six months ended July 31, 2010 as compared with the six months ended August 1, 2009 primarily due to an increase in sales in our direct segment of 25.9 percent, an increase in comparable premium retail store sales in our retail segment and the addition of ten premium retail stores, offset by the closure of one premium retail store since August 1, 2009. This increase in comparable premium retail store sales reflects an increase in average transaction value of 4.1 percent and a 1.7 percent increase in comparable premium retail store conversion rate, offset by a decline in comparable premium retail store traffic of 2.5 percent as compared to the same period in 2009. During the six months ended July 31, 2010, catalog circulation increased by 8.7 million, or 28.2 percent, compared to the six months ended August 1, 2009, which we believe contributed to the increase in order volume and sales in our direct business.

Revenue from our co-branded credit card program increased $0.7 million for the six months ended July 31, 2010 as compared with the six months ended August 1, 2009. In addition, shipping fees received from customers for delivery of merchandise increased by $1.8 million from $10.8 million for the six months ended August 1, 2009, to $12.6 million for the three months ended July 31, 2010, which is associated with higher order volume.

Cost of Sales/Gross Profit

The gross profit rate increased by 3.0 percentage points during the six months ended July 31, 2010 as compared to the six months ended August 1, 2009.  The increase in our gross profit rate was primarily the result of a 2.3 percentage point increase attributable to higher initial merchandise markups and a decrease in our markdown rate, which were partially offset by an increase in promotional discounts. The remainder of the increase in our gross profit rate was the result of improved leveraging of occupancy costs of 1.6 percentage points. These increases in gross profit rate were offset by higher buying & distribution costs and shipping & handling costs of 0.8 and 0.1 percentage points, respectively.

Selling, General and Administrative Expenses

SG&A increased $3.5 million in the six months ended July 31, 2010 as compared with the same period in the prior year, primarily driven by increased marketing expenses. As a percentage of net sales, SG&A expense decreased by 2.5 percentage points in the six months ended July 31, 2010 as compared with the six months ended August 1, 2009. This decrease in SG&A rate was the result of a 1.9 percentage point decrease in employee expenses and a 1.1 percentage point decrease in overhead expenses, offset by a 0.6 percentage point increase in marketing expenses. The decrease in employee and overhead expenses as a percentage of sales is primarily the result of increased leveraging and our continued efforts to control expenses. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog and national magazine advertising circulation, as well as an increase in in-store marketing.

Interest, Net and Other

The increase in interest, net and other for the three months ended July 31, 2010 as compared with the same period in the prior year is primarily the result of an increase in interest expense on our capital lease and other financing obligations.

Provision for Income Taxes

The provision for income taxes for the six months ended July 31, 2010 as compared with the benefit in the same period in the prior year was the result of pre-tax income and the effect of the annualized change in valuation allowance, resulting in a provision of $2.4 million. The increase in effective tax rate is primarily due to the impact of permanent items in a period of net income versus a period of net loss and of certain discrete items. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate. When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Six Months Ended
	July 31, 2010	% of Net Sales	August 1, 2009	% of Net Sales	% Change
Net sales:
Retail	$371,409	74.8%	$354,104	78.1%	4.9%
Direct	125,175	25.2%	99,455	21.9%	25.9%
	$496,584	100.0%	$453,559	100.0%	9.5%
Segment operating income:
Retail	$33,588		$16,200		107.3%
Direct	30,195		18,607		62.3%
Segment operating income	$63,783		$34,807		83.2%
Unallocated corporate and other	(57,143)		(53,452)		6.9%
Income (Loss) from operations	$6,640		$(18,645)		*

* Comparisons from negative to positive values are not considered meaningful.

Retail Segment

Net Sales

The $17.3 million increase in retail segment net sales for the six months ended July 31, 2010 as compared with the six months ended August 1, 2009 is primarily due to the addition of ten premium retail stores, offset by the closure of one premium retail store since August 1, 2009.  In addition, comparable premium retail store sales increased versus the first half of fiscal 2009, driven by an improvement in average transaction value of 4.1 percent and a 1.7 percent increase in comparable premium retail store conversion rate, offset by a decline in comparable premium retail store traffic of 2.5 percent as compared to the same period in 2009.

Net sales from merchandise clearance outlet stores and revenue from our co-branded credit card program increased $1.8 million and $0.8 million, respectively, during the six months ended July 31, 2010 as compared with the six months ended August 1, 2009.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the six months ended July 31, 2010 as compared with the six months ended August 1, 2009 increased by 4.5 percentage points. Decreased in-store markdown activity and higher initial merchandise markups, which were partially offset by increased promotional discounts, contributed to a 3.3 percentage point improvement in merchandise margins. Retail segment operating rate was also positively impacted by a 1.2 and 0.8 percentage point improvement in leveraging of occupancy costs and employee expenses, respectively. These increases in operating income rate were partially offset by a 0.8 percentage point increase in marketing expenses.

Direct Segment

Net Sales

The direct segment net sales increased $25.7 million, or 25.9 percent, during the six months ended July 31, 2010 as compared to the six months ended August 1, 2009. The increase is primarily the result of an approximate 31.6 percent increase in order volume, which was partially offset by a 4.9 percent decrease in average order value. We believe the increase in our direct segment order volume is attributed to increased catalog circulation of 28.2 percent and increased emails sent of 43.9 percent for the six months ended July 31, 2010 as compared with the same six-month period in 2009.

Direct segment net sales were also impacted by an increase of $1.8 million in shipping revenue during the six months ended July 31, 2010 as compared to the six months ended August 1, 2009, which is associated with higher order volume. This was partially offset by a decrease of $0.1 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Direct segment operating income rate expressed as a percentage of direct segment sales for the six months ended July 31, 2010 as compared with the six months ended August 1, 2009 increased by 5.4 percentage points. Our direct segment operating income rate was positively impacted by a 2.6 point increase in leveraging of employee expenses.  Overhead costs and marketing expenses increased $2.0 million and $0.5 million, respectively; however, as a percentage of net sales, overhead costs and marketing expenses contributed to a 1.3 and 1.7 percentage point improvement, respectively. Increased clearance activity, partially offset by higher initial merchandise markups, resulted in a 0.2 percentage point decrease in merchandise margins.

Corporate and Other

Corporate and other expenses increased $3.7 million in the six months ended July 31, 2010 as compared to the six months ended August 1, 2009. This increase is primarily the result of:

•                  $1.5 million increase in marketing expenses; primarily as a result of increased national magazine advertising campaigns;

•                  $2.5 million increase in employee expenses, primarily consisting of an increase in salaries and related taxes and benefits;

•                  $0.5 million increase in occupancy costs;

•                  offset by a $0.8 million decrease in corporate support costs.

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

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2009, 2008 and 2007, our financial condition and results of operations, including related gross margins and cash flows, for the entire fiscal year will be materially adversely affected.

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

Our secured Credit Agreement (the “Agreement”) with Wells Fargo Retail Finance, LLC provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the Agreement are available for working capital and other general corporate purposes. As of July 31, 2010, January 30, 2010 and August 1, 2009, we had no borrowings under this credit facility and $24.4 million, $19.5 million and $27.7 million in letters of credit issued.

Net cash generated by operating activities was $3.8 million during the six months ended July 31, 2010 compared to net cash generated by operating activities of $18.5 million during the six months ended August 1, 2009.

On a comparative year-to-year basis, the $14.7 million decrease in cash flows from operating activities during the six months ended July 31, 2010 as compared with the six months ended August 1, 2009 resulted primarily from increased payments on inventory purchases, a decrease of $4.4 million in fees collected from the co-branded credit card program and taxes paid of $4.5 million versus a tax refund received of $15.9 million in the comparable prior period. We also experienced a decrease in cash collected on tenant allowances of $1.3 million as total cash collected was $5.1 million during the six months ended July 31, 2010 as compared to $6.4 million during the six months ended August 1, 2009. These decreases were offset by higher sales and an increase in gross margin.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $15.2 million and $13.3 million during the six months ended July 31, 2010 and August 1, 2009, respectively. Capital expenditures during the six months ended July 31, 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of five additional premium retail stores, one merchandise clearance outlet store, two premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the six months ended August 1, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of seven additional premium retail stores, four merchandise clearance outlet stores, one premium retail store under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash outflows from financing activities were $1.1 million and $1.0 million during the six months ended July 31, 2010 and August 1, 2009, respectively. The cash outflows were derived from costs associated with our credit facility, tax withholding payments made on restricted stock units and payments made on our capital lease and other financing obligations. Cash outflows were offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $114.6 million in consolidated working capital at July 31, 2010, compared with $98.9 million at January 30, 2010 and $98.6 million at August 1, 2009. Our consolidated current ratio was 1.66 at July 31, 2010, compared with 1.53 at January 30, 2010 and 1.54 at August 1, 2009.

Capital expenditures for the full year in fiscal 2010 are expected to be in the range of $35 million to $40 million, primarily associated with premium retail store expansion, store-related expenditures, investments in information technology and, to a lesser extent, other corporate related capital expenditures. For the second half of 2010 inventory has been planned at levels consistent with anticipated conservative sales trends for the second half of the year. Consequently, we expect to realize increased merchandise margins in the second half of fiscal year 2010. We have made loss provisions for certain inventory items as of July 31, 2010 that we believe are adequate based upon current forecasts which consider current and future selling prices. Actual results may differ from our estimates if we are required to mark down or discount merchandise beyond our current expectations.

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

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 30, 2010. As of July 31, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $581.4 million. In addition, we had inventory purchase commitments of approximately $207.0 million at July 31, 2010. There have been no other material changes in contractual obligations outside the ordinary course of business since January 30, 2010.

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended July 31, 2010, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

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

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of July 31, 2010. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the quarter ended July 31, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission.

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

Our inventory levels and merchandise assortments fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, as we did during the first half of fiscal 2010, we would be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may result in lost sales and lower customer satisfaction.

Our reliance on international third party vendors subjects us to uncertainties that could impact our costs to source merchandise and delay or prevent merchandise shipments.

We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 60 percent of our total apparel purchases during the first half of 2010, as well as for both 2009 and 2008. Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties, which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

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

•                                          volatile fuel, energy and raw material costs;

•                                          failure of vendors to adhere to our quality assurance standards or our standards for conducting business;

•                                          financial instability of a vendor or vendors, including their potential inability to obtain credit to manufacture the merchandise they produce for us;

•                                          the potential inability of our vendors to meet our production needs due to raw material or labor shortages;

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                          RESERVED

ITEM 5.                         OTHER INFORMATION

None

ITEM 6.                         EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
10.1	Credit Agreement dated February 13, 2009 between the Company and Wells Fargo Retail Finance, LLC (Confidential treatment has been requested for certain portions of the Agreement)

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 8th day of September 2010.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Senior Vice-President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Credit Agreement dated February 13, 2009 between the Company and Wells Fargo Retail Finance, LLC (Confidential treatment has been requested for certain portions of the Agreement)

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002