Form 10-Q
period 2010-10-30
COLDWATER CREEK INC
filed 2010-12-07
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 2, 2010
Common Stock ($.01 par value)	92,398,792

Coldwater Creek Inc.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended October 30, 2010

“We,” “us,” “our,” “Company” and “Coldwater Creek,” unless the context otherwise requires, means Coldwater Creek Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	October 30, 2010	January 30, 2010	October 31, 2009
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,708	$84,650	$69,640
Receivables	13,230	5,977	14,098
Inventories	197,490	161,546	192,995
Prepaid and other	12,253	9,385	14,108
Income taxes recoverable	16,857	12,074	5,322
Prepaid and deferred marketing costs	9,564	5,867	11,554
Deferred income taxes	6,302	6,938	15
Total current assets	307,404	286,437	307,732

Property and equipment, net	276,298	295,012	308,834
Deferred income taxes	—	—	79
Restricted cash	890	890	1,776
Other	1,133	1,184	1,305
Total assets	$585,725	$583,523	$619,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$124,134	$99,234	$140,598
Accrued liabilities	73,012	83,103	71,849
Current deferred marketing fees and revenue sharing	4,526	5,215	5,380
Total current liabilities	201,672	187,552	217,827

Deferred rents	120,455	125,337	129,748
Capital lease and other financing obligations	12,222	11,454	11,936
Supplemental Employee Retirement Plan	9,726	9,202	9,229
Deferred marketing fees and revenue sharing	5,971	7,149	7,440
Deferred income taxes	5,116	6,621	—
Other	723	647	646
Total liabilities	355,885	347,962	376,826

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 92,398,792, 92,163,597 and 91,969,205 shares issued, respectively	924	922	920
Additional paid-in capital	125,413	124,148	122,010
Accumulated other comprehensive loss	(295)	(373)	(572)
Retained earnings	103,798	110,864	120,542
Total stockholders’ equity	229,840	235,561	242,900
Total liabilities and stockholders’ equity	$585,725	$583,523	$619,726

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except for per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$232,412	$266,658	$728,996	$720,217
Cost of sales	161,475	169,529	482,418	476,260
Gross profit	70,937	97,129	246,578	243,957
Selling, general and administrative expenses	85,425	108,192	254,426	273,665
Loss on asset impairments	1,017	—	1,017	—
Loss from operations	(15,505)	(11,063)	(8,865)	(29,708)
Interest, net, and other	(163)	(248)	(599)	(558)
Loss before income taxes	(15,668)	(11,311)	(9,464)	(30,266)
Income tax provision (benefit)	(4,811)	22,659	(2,398)	16,188
Net loss	$(10,857)	$(33,970)	$(7,066)	$(46,454)
Net loss per share — Basic and Diluted	$(0.12)	$(0.37)	$(0.08)	$(0.51)
Weighted average shares outstanding — Basic and Diluted	92,359	91,644	92,275	91,436

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 30, 2010	October 31, 2009
OPERATING ACTIVITIES:
Net loss	$(7,066)	$(46,454)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,221	47,478
Stock-based compensation expense	2,259	5,908
Supplemental Employee Retirement Plan expense	602	2,835
Deferred income taxes	34	23,069
Valuation allowance adjustments	(2,455)	—
Net loss on asset disposition	430	468
Loss on asset impairments	1,017	—
Other	13	207
Net change in current assets and liabilities:
Receivables	(7,253)	1,893
Inventories	(35,944)	(57,619)
Prepaid and other and income taxes recoverable	(6,909)	5,070
Prepaid and deferred marketing costs	(3,697)	(6,193)
Accounts payable	22,526	47,949
Accrued liabilities	(11,310)	(10,855)
Change in deferred marketing fees and revenue sharing	(1,867)	2,079
Change in deferred rents	(2,502)	(6,955)
Other changes in non-current assets and liabilities	(584)	(801)
Net cash (used in) provided by operating activities	(5,485)	8,079

INVESTING ACTIVITIES:
Purchase of property and equipment	(25,984)	(18,511)
Proceeds from asset dispositions	10	38
Net cash used in investing activities	(25,974)	(18,473)

FINANCING ACTIVITIES:
Net proceeds from exercises of stock options and ESPP purchases	653	1,474
Payments on capital lease and other financing obligations	(2,043)	(1,277)
Tax withholding payments	(93)	(775)
Credit facility financing costs	—	(618)
Net cash used in financing activities	(1,483)	(1,196)
Net decrease in cash and cash equivalents	(32,942)	(11,590)
Cash and cash equivalents, beginning	84,650	81,230
Cash and cash equivalents, ending	$51,708	$69,640

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 30, 2010 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

2. Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Comprehensive Loss

The following table provides a reconciliation of net loss to total other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net loss	$(10,857)	$(33,970)	$(7,066)	$(46,454)
Amortization of unrecognized prior service cost	55	86	79	332
Unrecognized net actuarial loss	—	(708)	—	(708)
Effect of curtailments	—	1,914	—	1,914
Tax effect	—	(679)	—	(775)
Comprehensive loss	$(10,802)	$(33,357)	$(6,987)	$(45,691)

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to the subjectivity associated with the inputs to fair value measurements as follows:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities;

•                  Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable;

•                  Level 3 — Unobservable inputs in which little or no market activity exists.

As of October 30, 2010, January 30, 2010, and October 31, 2009 we held $32.6 million, $81.1 million and $29.1 million in money market funds that are measured at fair value on a recurring basis using level 1 inputs.

During the three months ended October 30, 2010, we recorded impairment charges of $1.0 million for certain premium stores that we expect will be closed before their previous estimated useful life and computer software that we determined is no longer probable of being placed in service. These impairment charges were measured at fair value using Level 3 inputs (discounted cash flows).

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables and financing obligations, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $12.8 million and $17.4 million for the three months ended October 30, 2010 and October 31, 2009, respectively and $34.3 million and $35.0 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

Advertising costs other than direct response advertising include store and event promotions, signage expenses and other general customer acquisition activities. These advertising costs are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $6.8 million and $6.2 million for the three months ended October 30, 2010 and October 31, 2009, respectively and $17.0 million and $14.8 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, are included in selling, general and administrative expenses.

Income Taxes

In assessing the realizability of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we have a valuation allowance against a significant portion of our net deferred tax assets. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The tax benefit for the three and nine months ended October 30, 2010 vary from the amount that would result from applying the statutory income tax rate to pre-tax income, primarily due to the effects of the change in valuation allowance and state taxes. During the three and nine months ended October 30, 2010, we recognized discrete benefits of $1.9 million and $2.5 million, respectively, related to valuation allowance adjustments and $0.9 million of true up adjustments primarily related to the filing of our 2009 Federal income tax return in the quarter. The provision for income taxes of $22.7 million and $16.2 million in the three and nine months ended October 31, 2009, respectively, reflects the establishment of valuation allowances for substantially all of our net deferred tax assets.

The Internal Revenue Service is currently conducting an examination of our Federal income tax returns for fiscal years 2009, 2008, 2007 and 2006.

Stock-Based Compensation

Total stock-based compensation expense recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (RSUs) during the three and nine months ended October 30, 2010 and October 31, 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock Options	$442	$1,974	$1,592	$3,690
RSUs	216	1,082	667	2,218
Total	$658	$3,056	$2,259	$5,908

Options to purchase 697,800 and 916,000 shares of our common stock were granted to employees during the nine months ended October 30, 2010 and October 31, 2009, respectively. The weighted average fair value of those options was $2.87 and $3.21, respectively. Options to purchase 65,417 and 398,799 shares of our common stock were exercised during the nine months ended October 30, 2010 and October 31, 2009, respectively, with a total intrinsic value of $0.1 million and $2.2 million, respectively.

During the nine months ended October 30, 2010 and October 31, 2009, we granted 212,387 and 79,659 RSUs, respectively, with only service conditions at a weighted average grant date fair market value of $4.35 and $7.02, respectively.  During the nine months ended October 30, 2010, we also granted 263,000 RSUs that, in addition to service conditions also contained performance conditions, at a weighted average grant date fair value of $3.88. The awards with the additional performance conditions are subject to the achievement of combined earnings before interest expense and taxes (EBIT) target for the fiscal years ending 2010, 2011 and 2012, as well as continued employment with the Company and the receipt of satisfactory performance reviews. The number of shares actually awarded will range from 0 to 200 percent of the base award amount, depending on our EBIT during the performance period.

During the nine months ended October 31, 2009, we granted 156,000 RSUs that, in addition to service conditions also contained performance and market conditions, at a weighted average grant date fair value of $5.23. The awards with the additional performance and market conditions are independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth (CSG) relative to a peer group, and total shareholder return (TSR) relative to a peer group.  The fair value of the RSUs with operating income and CSG goals are based on the fair market value at the date of grant.  The fair value of the RSUs containing the TSR condition was determined using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to a peer group.

All awards with performance and market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. During the nine months ended October 30, 2010 and October 31, 2009, the total fair market value of RSUs vested was $0.4 million and $2.3 million, respectively.

On September 12, 2009, our former director, President and Chief Executive Officer (CEO) resigned. As a result, we recorded stock-based compensation of $2.1 million during the three and nine months ended October 31, 2009 related to the acceleration of all our former CEO’s unvested equity awards, per the original terms of the agreement.

Interest, net, and other

Interest, net, and other consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest expense, including financing fees	$(432)	$(476)	$(1,352)	$(1,106)
Interest income	1	6	8	15
Other income	498	476	1,457	1,252
Other expense	(230)	(254)	(712)	(719)
Interest, net, and other	$(163)	$(248)	$(599)	$(558)

Recently Issued Accounting Standard

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We do not expect the initial adoption of this ASU to have a material impact on our revenue recognition policies, particularly our co-branded credit card program.

3. Receivables

Receivables consist of the following (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Trade	$6,243	$3,503	$6,118
Tenant improvement allowances	4,082	923	2,966
Other	2,905	1,551	5,014
	$13,230	$5,977	$14,098

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At October 30, 2010, allowance for doubtful accounts was $0.9 million. At January 30, 2010 and October 31, 2009 no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Land	$242	$242	$242
Building and land improvements and capital leases (a)	41,147	40,975	40,973
Leasehold improvements	289,420	277,045	279,625
Furniture and fixtures	124,337	115,653	115,632
Technology hardware and software	92,310	91,253	89,533
Machinery and equipment and other	37,761	37,297	37,711
Construction in progress (b)	16,822	14,524	16,427
	602,039	576,989	580,143
Less: Accumulated depreciation and amortization	(325,741)	(281,977)	(271,309)
	$276,298	$295,012	$308,834

(a)	Building and land improvements include capital leases of real estate of $11.5 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively.
(b)

Construction in progress is comprised primarily of the construction of a new office building, leasehold improvements and furniture and fixtures related to unopened premium retail stores, as well as internal-use software under development.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Accrued payroll and benefits	$8,860	$14,351	$10,626
Gift cards and coupon rewards	26,321	33,014	25,360
Current portion of deferred rents	22,010	19,629	19,548
Accrued sales returns	4,587	4,365	5,513
Accrued taxes	5,656	5,999	6,125
Other	5,578	5,745	4,677
	$73,012	$83,103	$71,849

6. Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net income (loss) by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net loss	$(10,857)	$(33,970)	$(7,066)	$(46,454)
Weighted average common shares outstanding during the period (for basic calculation)	92,359	91,644	92,275	91,436
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	92,359	91,644	92,275	91,436
Net loss per common share—Basic	$(0.12)	$(0.37)	$(0.08)	$(0.51)
Net loss per common share—Diluted	$(0.12)	$(0.37)	$(0.08)	$(0.51)

The computation of the dilutive effect of other potential common shares excluded options to purchase 3.0 million and 2.9 million shares of common stock for the three months ended October 30, 2010 and October 31, 2009, respectively, and 2.6 million and 3.4 million shares of common stock for the nine months there ended, respectively.  Under the treasury stock method, the inclusion of these options would have resulted in lower loss per share, causing their effect to be antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost is comprised of the following components for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Service cost	$42	$61	$126	$201
Interest cost	132	128	397	388
Amortization of prior service cost	55	86	79	332
Net curtailment loss	—	1,914	—	1,914
Net periodic benefit cost	$229	$2,189	$602	$2,835

As of October 30, 2010, we had $0.4 million of prior service costs and actuarial losses recognized in accumulated other comprehensive loss.

As the SERP is an unfunded plan, we were not required to make any contributions during the three and nine months ended October 30, 2010 and October 31, 2009. No benefit payments were made during the nine months ended October 30, 2010. Benefit payments of $0.3 million, funded by operating cash flows, were made during the nine months ended October 31, 2009. We do not expect to pay any cash out during the remainder of fiscal 2010.

8. Commitments

Leases

During the three months ended October 30, 2010 and October 31, 2009, we incurred aggregate rent expense under operating leases of $20.1 million and $19.9 million, respectively, including $3.9 million and $3.8 million, respectively, of common area maintenance costs (CAM), $0.1 million and $0.1 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $2.9 million and $2.7 million for the three months ended October 30, 2010 and October 31, 2009, respectively. During the nine months ended October 30, 2010 and October 31, 2009, we incurred aggregate rent expense under operating leases of $59.6 million and $59.1 million, respectively, including $11.7 million and $11.4 million, respectively, of CAM, $0.3 million and $0.6, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $8.4 million and $7.9 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

As of October 30, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $564.5 million.

Credit Facility

Our credit facility with Wells Fargo Retail Finance, LLC, which is collateralized by substantially all of our assets, provides a revolving line of credit up to $70.0 million with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the credit facility are available for working capital and other general corporate purposes. As of October 30, 2010, January 30, 2010 and October 31, 2009, we had no borrowings outstanding under the credit facility.  As of October 30, 2010, we had $27.9 million in letters of credit issued resulting in $42.1 million available for borrowing under our credit facility.

Borrowings under the Agreement will generally accrue interest at a margin ranging from 2.25% to 2.75% (determined according to the average unused availability under the credit facility) over a reference rate of, at our election, either LIBOR or a base rate, as defined in the agreement. Letters of credit under the credit facility accrue fees at a rate equal to the interest margin that is in effect from time to time. Commitment fees accrue at a rate of 0.50%, which is assessed on the average unused portion of the credit facility maximum amount.

The credit facility has financial covenants that are limited to capital expenditures, minimum inventory book value and maximum facility usage as a percentage of the borrowing base value. The credit facility also contains various restrictive covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  We were in compliance with all covenants for all periods presented.

The credit facility generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lender, the obligations under the credit facility may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Other

As of October 30, 2010, we had approximately $180.0 million of future non-cancelable inventory purchase commitments and $1.6 million committed under our letter of credit related to the lease of our distribution center.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Deferred marketing fees and revenue sharing - beginning of period	$10,997	$13,797	$12,364	$10,741
Marketing fees received	1,145	725	3,386	1,553
Revenue sharing received	—	—	—	6,549
Marketing fees recognized to revenue	(1,205)	(1,262)	(3,933)	(3,852)
Revenue sharing recognized to revenue	(440)	(440)	(1,320)	(2,171)
Deferred marketing fees and revenue sharing - end of period	$10,497	$12,820	$10,497	$12,820
Less - Current deferred marketing fees and revenue sharing	4,526	5,380	4,526	5,380
Long-term deferred marketing fees and revenue sharing	$5,971	$7,440	$5,971	$7,440

The amortization schedule of deferred marketing fees is based upon current estimates and assumptions of the expected period the customer will use the credit card while the deferred revenue sharing is based upon the expected life of the co-branded credit card program, and are therefore subject to change. The following table provides an estimate of when we expect to amortize the deferred marketing fees and the deferred revenue sharing as of October 30, 2010 into revenue (in thousands):

Fiscal Year	Deferred Marketing Fees	Deferred Revenue Sharing	Total
Remainder of 2010	$873	$440	$1,313
2011	2,339	1,759	4,098
2012	1,304	1,759	3,063
2013	796	806	1,602
2014	390		390
Thereafter	31		31
	$5,733	$4,764	$10,497

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended October 30, 2010 and October 31, 2009 was $1.8 million and $2.1 million, respectively.  During the nine months ended October 30, 2010 and October 31, 2009 sales royalty revenue recognized was $5.5 and $4.5 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $2.9 million, $3.3 million and $3.7 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.

11. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales:
Retail	$174,298	$207,298	$545,707	$561,402
Direct	58,114	59,360	183,289	158,815
Consolidated net sales	$232,412	$266,658	$728,996	$720,217
Segment operating income:
Retail	$4,432	$16,252	$38,020	$32,452
Direct	6,926	13,411	37,121	32,018
Total segment operating income	11,358	29,663	75,141	64,470
Corporate and other	(26,863)	(40,726)	(84,006)	(94,178)
Consolidated loss from operations	$(15,505)	$(11,063)	$(8,865)	$(29,708)

There were no inter-segment sales between the retail and direct segments during the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as well as in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

Coldwater Creek Inc. is a specialty retailer of women’s apparel, accessories, jewelry and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer generating sales through our retail stores, as well as our catalog and e-commerce channels. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. Our merchandise assortment, retail stores, catalogs and e-commerce web site are designed to appeal to women who are 35 years of age and older with average annual household incomes in excess of $75,000.

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

Executive Summary

Our operating results for the three months ended October 30, 2010 were driven by an unfavorable customer response to our fall merchandise assortments which led to a significant decline in sales, margins and profitability. Net loss for the three months ended October 30, 2010 was $10.9 million, or $0.12 per share, compared with a net loss of $34.0 million, or $0.37 per share, for the three months ended October 31, 2009. We expect the challenges we experienced as a result of our fall assortment to continue during the fourth quarter.

Net sales decreased to $232.4 million for the three months ended October 30, 2010, compared to $266.7 million for the three months ended October 31, 2009. This 12.8 percent decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 20.1 percent in our retail segment and a decrease in our direct segment sales of 2.1 percent.

Our gross margin rate for the three months ended October 30, 2010 was 30.5 percent, compared with 36.4 percent for the three months ended October 31, 2009. This 5.9 percentage point decrease in the gross margin rate was primarily due to increased promotional activity and deleveraging of occupancy expenses as compared to last year, which was partially offset by improvements in initial merchandise markups.

(1)  We define comparable premium stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting sixteen months rather than twelve months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. During the three months ended October 30, 2010, the comparable premium retail store base included 344 premium retail stores compared to 307 premium retail stores for the same period of fiscal 2009. The calculation of comparable store sales varies across the retail industry and as a result, the calculations of other retail companies may not be consistent with our calculation.

Selling, general and administrative expenses (SG&A) for the three months ended October 30, 2010 were $85.4 million, or 36.8 percent of net sales, compared with $108.2 million, or 40.6 percent of net sales, for the three months ended October 31, 2009. The decline in SG&A was driven primarily by lower employee-related expenses, marketing expenses, and other fixed and variable costs. Employee-related expenses for the three months ended October 31, 2009 included separation agreement charges of $6.0 million.

We ended the third quarter of fiscal 2010 with $51.7 million in cash and cash equivalents, compared to $69.6 million at the end of the third quarter of fiscal 2009. Working capital increased by $15.9 million to $105.8 million at October 30, 2010 from $89.9 million at October 31, 2009. Premium retail inventory, including the retail inventory in our distribution center, decreased 8.0 percent per square foot compared to the third quarter of fiscal 2009. Total inventory increased 2.3 percent to $197.5 million at the end of the third quarter of fiscal 2010 from $193.0 million at the end of the third quarter of fiscal 2009.

Company Initiatives

During the fourth quarter of fiscal 2009, we began implementing initiatives to position us for improved performance. These initiatives, which we will continue to refine during the remainder of fiscal 2010 and in fiscal 2011, are focused on improving our overall transaction volume and our average price per unit. Our initiatives include improving our merchandise mix, adjusting our pricing strategy, modifying our approach to our periodic sale events, revitalization of our brand creative and growing our direct business. The most important change we need to make in order to improve our sales and profitability is to offer our core and target customer an assortment that she finds more appealing.

Over the last two years we shifted our merchandise assortment to more basic items in a broad range of colors and styles, and away from our core strength of a diverse assortment across a variety of categories. In addition, through focus groups and customer feedback, we learned that customers thought our most recent fall merchandise assortments included prints and patterns that were too large and bold, and that many of our styles were not updated enough. Because we recognize that our customers are focused on a more updated fashion orientation, we are working to provide fashionable looks and current styles interpreted appropriately for our customer in an effort to improve sales and gross profit. We are in the process of repositioning the Coldwater Creek brand to better address the needs of both our core and target customer demographic and over the past few months have made several key changes to our merchandising and design teams. As we move into 2011, the new design aesthetic will begin to be reflected in the summer collection, which arrives in late March and early April.

In early fiscal 2010, we began to realign our pricing to properly reflect the unique quality and design of our merchandise and increased our initial markup. As a result, we experienced meaningful improvement in our average transaction value and merchandise margin during the first half of fiscal 2010. We continue to see that the price increases we have introduced throughout 2010 are not meeting with any significant price resistance when the products are desirable; however, we believe that we need to offer more opening price points in key categories to provide our customer with great looks and quality across a broader range of pricing. For the fourth quarter of fiscal 2010, we have increased the level of opening price points in many categories, establishing what we believe is a more balanced assortment of pricing options for the November and December holiday shopping season.

We also adjusted our approach to our sale events as we discovered during fiscal 2009 that our customers were not responding to these events as they had in the past, resulting in a decrease in our merchandise margins. For our spring and summer sale events, which took place during the first and second quarters of fiscal 2010, respectively, we took a sharper first markdown(2) and reduced the duration of the sale event, which was effective in improving sales volume and merchandise margins. Given the results, we expect to continue a similar strategy going forward.

We have also made efforts to restore our direct segment business, which significantly deteriorated during fiscal years 2009 and 2008. We believe this was largely due to our decision to reduce catalog circulation in response to economic conditions. During the first half of fiscal 2010, we made renewed investments in catalog and email circulation, as well as national magazine advertising, resulting in increased traffic to, and time spent on, our web site. While we believe these improvements delivered positive results in the first half of fiscal 2010, this trend did not continue in the third fiscal quarter, as the direct segment net sales during the quarter declined $1.2 million, or 2.1 percent, compared to the same period last year.

We implemented a new creative direction to the Coldwater Creek brand concurrent with the arrival of our fall 2010 collection. This new creative direction includes changes to our store windows, our floor visuals, our web site, and our marketing programs. While we believe some of these fashion orientation messages were out of our core customer’s comfort zone, we believe long term that these enhancements will allow us to offer one consistent message to our customer across all channels, reflecting an updated and elevated level to both our product and our store experience.

(2)  We define markdowns generally as permanent reductions from the original selling price.

While we believe that the changes to our merchandise strategy, rebalancing of our pricing strategy, adjustment of our promotional cadence and sale events, revitalization of our brand creative, and restoration of our direct segment business will position us for improved long-term performance and growth, we recognize we are in a transition period and the full effect of these changes we are implementing will take time to be realized.

Outlook

Our operating results for the third quarter of fiscal 2010 were negatively impacted by our fall merchandise assortment which was not well received by our customers. We expect the challenges we experienced with our fall assortment to continue during the fourth quarter. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes, high unemployment and deterioration in household net worth. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. As long as these conditions continue, we expect that consumer spending will remain subdued. As such, we will continue to focus our efforts on expense and inventory control.

During the third quarter of fiscal 2010, we made significant efforts to clear excess inventory by utilizing our major sale event in October, as well as other promotional events in our stores, outlets, and on our web site. We expect total inventory at the end of fiscal 2010 to be down in the mid-single digit percent range compared to our inventory level at the end of fiscal 2009. We have made loss provisions for certain inventory items as of October 30, 2010 based upon current forecasts which consider current and future selling prices.

We continue to believe that retail expansion will be a key driver for our long term growth. However, we have pursued a scaled-back store rollout program compared to the years prior to 2009 until the economic outlook improves. During the first nine months of fiscal 2010, we opened 17 new premium retail stores and closed one, ending the third quarter with 372 premium retail stores. We also opened two new merchandise clearance outlet stores and closed one during the same period, ending the third quarter with 37 merchandise clearance outlet stores. As of December 2, 2010, we completed our 2010 store expansion plan with 19 new premium retail stores opened since the beginning of the fiscal year. In addition, we plan to limit new store openings in fiscal 2011 to six stores to which we have previously committed and to close between eight and 12 stores. As a result, our capital expenditures in 2011 will be substantially lower than our capital expenditures in fiscal 2010.

Other Developments

On June 2, 2010, we announced that Georgia Shonk Simmons, President and Chief Merchandising Officer, will retire effective May 1, 2011. Ms. Shonk Simmons will also resign from our board of directors effective May 1, 2011.

Results of Operations

Comparison of the Three Months Ended October 30, 2010 with the Three Months Ended October 31, 2009

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended October 30, 2010 as compared to the three months ended October 31, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 30,	% of	October 31,	% of
	2010	net sales	2009	net sales	$ change	% change
Net sales	$232,412	100.0%	$266,658	100.0%	$(34,246)	(12.8)%
Cost of sales	161,475	69.5%	169,529	63.6%	(8,054)	(4.8)%
Gross profit	70,937	30.5%	97,129	36.4%	(26,192)	(27.0)%
Selling, general and administrative expenses	85,425	36.8%	108,192	40.6%	(22,767)	(21.0)%
Loss on asset impairments	1,017	0.4%	—	0.0%	1,017	100.0%
Loss from operations	(15,505)	(6.7)%	(11,063)	(4.1)%	(4,442)	(40.2)%
Interest, net and other	(163)	(0.1)%	(248)	(0.1)%	85	34.3%
Loss before income taxes	(15,668)	(6.8)%	(11,311)	(4.2)%	(4,357)	(38.5)%
Income tax provision (benefit)	(4,811)	(2.1)%	22,659	8.5%	(27,470)	*
Net loss	$(10,857)	(4.7)%	$(33,970)	(12.7)%	$23,113	68.0%
Effective income tax rate	30.7%		(200.3)%

* Comparisons from negative to positive values are not considered meaningful.

Net Sales

Net sales consist of retail and direct sales, which include revenue from our co-branded credit card program. In addition, shipping fees received from customers for delivery of merchandise are included in the direct segment.

Net sales decreased during the three months ended October 30, 2010 as compared with the three months ended October 31, 2009 primarily due to a decrease in comparable premium retail store sales of 20.1 percent in our retail segment and a decrease in sales in our direct segment of 2.1 percent, partially offset by the impact of new stores.  During the three months ended October 30, 2010, our premium retail stores experienced a decline in comparable premium retail store traffic of 14.6 percent and an 8.2 percent decrease in comparable premium retail store conversion rate, offset by an increase of 2.9 percent in average transaction value as compared to the same period in 2009. During the three months ended October 30, 2010, catalog circulation decreased by 6.2 million, or 23.2 percent, compared to the three months ended October 31, 2009, which we believe contributed to the decrease in order volume and sales in our direct business.

Shipping fees received from customers for delivery of merchandise increased by $0.6 million to $6.2 million for the three months ended October 30, 2010 from $5.6 million for the three months ended October 31, 2009, which is primarily associated with an increase in realized shipping rates. Revenue from our co-branded credit card program decreased $0.4 million for the three months ended October 30, 2010 as compared with the three months ended October 31, 2009.

Cost of Sales/Gross Profit

The gross profit rate decreased by 5.9 percentage points during the three months ended October 30, 2010 as compared to the three months ended October 31, 2009.  The decrease in our gross profit rate was primarily the result of a 2.2 percentage point decrease attributable to an increase in promotional discounts(3) and our markdown rate, which was partially offset by higher initial merchandise markups. The remainder of the decrease in our gross profit rate was the result of higher occupancy costs, buying & distribution costs and shipping & handling costs of 2.4, 1.1 and 0.2 percentage points, respectively.

Selling, General and Administrative Expenses

SG&A decreased $22.8 million in the three months ended October 30, 2010 as compared with the same period in the prior year, primarily driven by decreased employee-related expenses, marketing expenses and other fixed and variable costs. As a percentage of net sales, SG&A expense decreased by 3.8 percentage points in the three months ended October 30, 2010 as compared with the three months ended October 31, 2009. This decrease in SG&A rate was the result of a 3.0 percentage point decrease in employee-related expenses, a 0.4 percentage point decrease in marketing expenses and a 0.4 percentage point decrease in other fixed and variable costs. The decrease in employee-related expenses and other fixed and variable costs as a percentage of sales is primarily the result of our continued efforts to control expenses.  Employee-related expenses for the three months ended October 31, 2009 included separation agreement charges of $6.0 million. The decrease in marketing expenses as a percentage of net sales was driven primarily by decreased catalog circulation and national magazine advertising.

Loss on asset impairments

During the three months ended October 30, 2010 we recorded impairment charges of $1.0 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations and certain computer software. We did not have any impairment charges during the three months ended October 31, 2009.

(3)  We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

Interest, Net and Other

The decrease in interest, net and other for the three months ended October 30, 2010 as compared with the same period in the prior year is primarily the result of a decrease in interest expense on our capital lease and other financing obligations.

Provision for Income Taxes

The tax benefit for the three months ended October 30, 2010 includes the effects of $1.9 million of valuation allowance adjustments and $0.9 million of true up adjustments primarily related to the filing of our 2009 Federal income tax return in the quarter. The provision for income taxes of $22.7 million in the three months ended October 31, 2009 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Three Months Ended
	October 30, 2010	% of Net Sales	October 31, 2009	% of Net Sales	% Change
Net sales:
Retail	$174,298	75.0%	$207,298	77.7%	(15.9)%
Direct	58,114	25.0%	59,360	22.3%	(2.1)%
	$232,412	100.0%	$266,658	100.0%	(12.8)%
Segment operating income:
Retail	$4,432		$16,252		(72.7)%
Direct	6,926		13,411		(48.4)%
Total segment operating income	$11,358		$29,663		(61.7)%
Unallocated corporate and other	(26,863)		(40,726)		(34.0)%
Loss from operations	$(15,505)		$(11,063)		(40.2)%

Retail Segment

Net Sales

The $33.0 million decrease in retail segment net sales for the three months ended October 30, 2010 as compared with the three months ended October 31, 2009 is primarily due to a decrease in comparable premium retail store sales of 20.1 percent, driven by a decline in comparable premium retail store traffic of 14.6 percent and an 8.2 percent decrease in comparable premium retail store conversion rate, partially offset by an increase of 2.9 percent in average transaction value as compared to the same period in 2009 and the impact of new stores.

Net sales from merchandise clearance outlet stores decreased by $2.7 million during the three months ended October 30, 2010 as compared with the three months ended October 31, 2009.

Segment Operating Income

Retail segment operating income rate expressed as a percentage of retail segment sales for the three months ended October 30, 2010 as compared with the three months ended October 31, 2009 decreased by 5.3 percentage points. Retail segment operating income was negatively impacted by a 4.2 percentage point increase in occupancy costs, as well as deleveraging of employee-related expenses and marketing expenses of 1.6 and 0.4 percentage points, respectively. In addition, impairment charges related to leasehold improvements and furniture and fixtures at certain premium retail store locations decreased operating income by 0.2 percentage points. These decreases were offset by a 1.1 percentage point increase in merchandise margins attributable to higher initial merchandise markups, partially offset by increased promotional discounts and in-store markdown activity.

Direct Segment

Net Sales

The direct segment net sales decreased $1.2 million, or 2.1 percent, during the three months ended October 30, 2010 as compared to the three months ended October 31, 2009. The decrease is primarily the result of a 6.6 percent decrease in average order value and a 1.8 percent decrease in order volume.  We believe the decrease in our direct segment order volume is attributed to decreased catalog circulation of 23.2 percent which was partially offset by increased emails sent of 30.6 percent for the three months ended October 30, 2010 as compared with the same period in 2009.

Direct segment net sales were also impacted by an increase of $0.6 million in shipping revenue during the three months ended October 30, 2010 as compared to the three months ended October 31, 2009, which is primarily associated with an increase in realized shipping rates. This was partially offset by a decrease of $0.5 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Direct segment operating income expressed as a percentage of direct segment sales for the three months ended October 30, 2010, as compared with the three months ended October 31, 2009, decreased by 10.7 percentage points. Increased clearance activity, partially offset by higher initial merchandise markups, resulted in a 12.6 percentage point decrease in merchandise margins. Direct segment operating income was also negatively impacted by a 0.8 percentage point increase in marketing expenses. These decreases in operating income were partially offset by a 2.2 and 0.5 percentage point decrease in employee-related expenses and other fixed and variable costs, respectively.

Corporate and Other

Corporate and other expenses decreased $13.9 million in the three months ended October 30, 2010 as compared to the three months ended October 31, 2009. This decrease is primarily the result of:

•                  $8.9 million decrease in employee-related expenses;

•                  $3.3 million decrease in marketing expenses, primarily as a result of decreased national magazine advertising campaigns;

•                  $1.8 million decrease in corporate support costs;

•                  $0.5 million decrease in occupancy costs;

•                  offset by a $0.6 million impairment charge related to certain computer software.

Comparison of the Nine Months Ended October 30, 2010 with the Nine Months Ended October 31, 2009

The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	October 30,	% of	October 31,	% of
	2010	net sales	2009	net sales	$ change	% change

Net sales	$728,996	100.0%	$720,217	100.0%	$8,779	1.2%
Cost of sales	482,418	66.2%	476,260	66.1%	6,158	1.3%
Gross profit	246,578	33.8%	243,957	33.9%	2,621	1.1%
Selling, general and administrative expenses	254,426	34.9%	273,665	38.0%	(19,239)	(7.0)%
Loss on asset impairments	1,017	0.1%	—	0.0%	1,017	100%
Loss from operations	(8,865)	(1.2)%	(29,708)	(4.1)%	20,843	70.2%
Interest, net and other	(599)	(0.1)%	(558)	(0.1)%	41	7.3%
Loss before income taxes	(9,464)	(1.3)%	(30,266)	(4.2)%	20,802	68.7%
Income tax provision (benefit)	(2,398)	(0.3)%	16,188	2.2%	(18,586)	*
Net loss	$(7,066)	(1.0)%	$(46,454)	(6.5)%	$39,388	84.8%
Effective income tax rate	25.3%		(53.5)%

* Comparisons from negative to positive values are not considered meaningful.

Net Sales

Net sales increased during the nine months ended October 30, 2010 as compared with the nine months ended October 31, 2009 primarily due to an increase in sales in our direct segment of 15.4 percent and the impact of new stores, partially offset by a decrease in comparable premium retail store sales in our retail segment. During the nine months ended October 30, 2010, catalog circulation increased by 2.5 million, or 4.4 percent, compared to the nine months ended October 31, 2009, which we believe contributed to the increase in order volume and sales in our direct business. During the nine months ended October 30, 2010, our premium retail stores experienced a decline in comparable premium retail store traffic of 6.7 percent and a 1.8 percent decrease in comparable premium retail store conversion rate, partially offset by an increase of 3.5 percent in average transaction value as compared to the same period in 2009.

Revenue from our co-branded credit card program increased $0.3 million for the nine months ended October 30, 2010 as compared with the nine months ended October 31, 2009. In addition, shipping fees received from customers for delivery of merchandise increased by $2.3 million to $18.8 million for the nine months ended October 30, 2010, from $16.5 million for the nine months ended October 31, 2009, which is associated with higher order volume.

Cost of Sales/Gross Profit

The gross profit rate decreased by 0.1 percentage points during the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009.  The decrease in our gross profit rate was primarily the result of higher buying and distribution costs and shipping and handling costs of 0.9 and 0.1 percentage points, respectively. These decreases in gross profit rate were offset by a 0.7 percentage point increase attributable to higher initial merchandise markups and a decrease in our markdown rate, which was partially offset by an increase in promotional discounts. The gross margin rate was also impacted by improved leveraging of occupancy costs of 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A decreased $19.2 million in the nine months ended October 30, 2010 as compared with the same period in the prior year, primarily driven by decreased employee-related expenses and other fixed and variable costs. As a percentage of net sales, SG&A expense decreased by 3.1 percentage points in the nine months ended October 30, 2010 as compared with the nine months ended October 31, 2009. This decrease in SG&A rate was the result of a 2.3 percentage point decrease in employee-related expenses, a 0.7 percentage point decrease in other fixed and variable costs, and a 0.2 percentage point decrease in occupancy expense, offset by a 0.1 percentage point increase in marketing expenses. The decrease in employee-related expenses and other fixed and variable costs as a percentage of sales is primarily the result of increased leveraging and our continued efforts to control expenses. The increase in marketing expenses as a percentage of net sales was driven primarily by increased catalog circulation, as well as an increase of in-store marketing.

Loss on asset impairments

During the nine months ended October 30, 2010 we recorded impairment charges of $1.0 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations and certain computer software. We did not have any impairment charges during the nine months ended October 31, 2009.

Interest, Net and Other

The increase in interest, net and other for the nine months ended October 30, 2010 as compared with the same period in the prior year is primarily the result of an increase in interest expense on our capital lease and other financing obligations.

Provision for Income Taxes

The tax benefit for the nine months ended October 30, 2010 includes the effects of $2.5 million of valuation allowance adjustments and $0.9 million of true up adjustments primarily related to the filing of our 2009 Federal income tax return in the quarter. The provision for income taxes of $16.2 million in the nine months ended October 31, 2009 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets.

Segment Results

We evaluate the performance of our operating segments based upon segment operating income, which is shown below along with segment net sales (in thousands):

	Nine Months Ended
	October 30, 2010	% of Net Sales	October 31, 2009	% of Net Sales	% Change
Net sales:
Retail	$545,707	74.9%	$561,402	77.9%	(2.8)%
Direct	183,289	25.1%	158,815	22.1%	15.4%
	$728,996	100.0%	$720,217	100.0%	1.2%
Segment operating income:
Retail	$38,020		$32,452		17.2%
Direct	37,121		32,018		15.9%
Total Segment Operating income	$75,141		$64,470		16.6%
Unallocated corporate and other	(84,006)		(94,178)		10.8%
Loss from operations	$(8,865)		$(29,708)		70.2%

Retail Segment

Net Sales

The $15.7 million decrease in retail segment net sales for the nine months ended October 30, 2010, as compared with the nine months ended October 31, 2009, is primarily due to a decrease in comparable premium retail store sales driven by a decline in comparable premium retail store traffic of 6.7 percent and a 1.8 percent decrease in comparable premium retail store conversion rate, partially offset by an increase of 3.5 percent in average transaction value as compared to the same period in 2009 and the impact of new stores.

Net sales from merchandise clearance outlet stores and revenue from our co-branded credit card program increased $1.2 million and $0.9 million, respectively, during the nine months ended October 30, 2010 as compared with the nine months ended October 31, 2009.

Segment Operating Income

Retail segment operating income expressed as a percentage of retail segment sales for the nine months ended October 30, 2010, as compared with the nine months ended October 31, 2009, increased by 1.2 percentage points. Decreased in-store markdown activity and higher initial merchandise markups, which were partially offset by increased promotional discounts, contributed to a 2.6 percentage point improvement in merchandise margins. These increases in operating income were partially offset by a 0.7 and 0.6 percentage point increase in marketing expenses and occupancy costs, respectively. In addition, impairment charges related to leasehold improvements and furniture and fixtures at certain premium retail store locations decreased operating income by 0.1 percentage points.

Direct Segment

Net Sales

The direct segment net sales increased $24.5 million, or 15.4 percent, during the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009. The increase is primarily the result of an 18.9 percent increase in order volume, which was partially offset by a 5.5 percent decrease in average order value. We believe the increase in our direct segment order volume is attributed to increased catalog circulation of 4.4 percent and increased emails sent of 32.6 percent for the nine months ended October 30, 2010 as compared with the same period in 2009.

Direct segment net sales were also impacted by an increase of $2.3 million in shipping revenue during the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009, which is associated with higher order volume. This was partially offset by a decrease of $0.6 million in co-branded credit card program revenue over the same period.

Segment Operating Income

Direct segment operating income expressed as a percentage of direct segment sales for the nine months ended October 30, 2010, as compared with the nine months ended October 31, 2009, increased by 0.1 percentage points. Our direct segment operating income was positively impacted by a 2.5 percentage point increase in leveraging of employee-related expenses, as well as leveraging of marketing expenses and other fixed and variable costs of 1.0 percentage points each. These increases were offset by a 4.4 percentage point decrease in merchandise margins attributable to increased clearance activity, partially offset by higher initial merchandise markups.

Corporate and Other

Corporate and other expenses decreased $10.2 million in the nine months ended October 30, 2010 as compared to the nine months ended October 31, 2009. This decrease is primarily the result of:

•                  $6.4 million decrease in employee-related expenses;

•                  $2.6 million decrease in corporate support costs;

•      $1.8 million decrease in marketing expenses;

•                  offset by a $0.6 million impairment charge related to certain computer software.

Seasonality

As with many apparel retailers, our net sales, operating results, liquidity and cash flows have fluctuated, and will continue to fluctuate, as a result of a number of factors, including the following:

•                   the composition, size and timing of various merchandise offerings;

•                   the number and timing of premium retail store openings;

•                   the number and timing of catalog mailings;

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

Our business materially depends on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year. If, for any reason, we were to realize significantly lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2009, 2008 and 2007, our financial condition, results of operations, including related gross margins, and our cash flows for the entire fiscal year would be materially adversely affected.

Liquidity and Capital Resources

In recent fiscal years, we financed ongoing operations and growth initiatives primarily from cash flow generated by operations and trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as operating cash flows and working capital experience fluctuations, we may occasionally utilize our credit facility.

Our secured credit facility with Wells Fargo Retail Finance, LLC provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The credit facility has a maturity date of February 13, 2012. The actual amount of credit that is available from time to time under the Agreement is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the credit facility are available for working capital and other general corporate purposes. As of October 30, 2010, January 30, 2010 and October 31, 2009, we had no borrowings outstanding under the credit facility.  As of October 30, 2010, we had $27.9 million in letters of credit issued resulting in $42.1 million available for borrowing under our credit facility.

Net cash used in operating activities was $5.5 million during the nine months ended October 30, 2010 compared to net cash generated by operating activities of $8.1 million during the nine months ended October 31, 2009. The $13.6 million decrease in cash flows from operating activities during the nine months ended October 30, 2010 as compared with last year resulted primarily from increased payments on inventory purchases as well as tax payments of $4.6 million for the nine months ended October 30, 2010 compared to tax refund of $15.9 million last year. We also experienced decreases of $2.3 million in fees collected from the co-branded credit card program and cash collected on tenant allowances of $1.3 million. These decreases were offset by slightly higher sales and gross margins. In addition, we made a cash severance payment of $2.0 million to our former CEO during the nine months ended October 31, 2009.

Cash outflows from investing activities principally consisted of capital expenditures which totaled $26.0 million and $18.5 million during the nine months ended October 30, 2010 and October 31, 2009, respectively. Capital expenditures during the nine months ended October 30, 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 17 additional premium retail stores, two merchandise clearance outlet stores, as well as one outlet and two premium retail stores under construction, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure. Capital expenditures during the nine months ended October 31, 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of eight additional premium retail stores, two merchandise clearance outlet stores, the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash outflows from financing activities were $1.5 million and $1.2 million during the nine months ended October 30, 2010 and October 31, 2009, respectively. The cash outflows were derived from payments made on our capital lease and other financing obligations, tax withholding payments made on restricted stock units and costs associated with our credit facility. Cash outflows were offset by activity related to proceeds we received from stock option exercises and the purchase of shares under our employee stock purchase plan.

As a result of the foregoing, we had $105.8 million in consolidated working capital at October 30, 2010, compared with $98.9 million at January 30, 2010 and $89.9 million at October 31, 2009. Our consolidated current ratio was 1.52 at October 30, 2010 compared with 1.53 at January 30, 2010 and 1.41 at October 31, 2009.

Capital expenditures for the full year in fiscal 2010 are expected to be in the range of $32 million to $37 million, primarily associated with premium retail store expansion, store-related expenditures, investments in information technology and, to a lesser extent, other corporate related capital expenditures. In addition, we plan to limit new store openings in fiscal 2011 to six stores to which we have previously committed and to close between eight and 12 stores. As a result, our capital expenditures in 2011 will be substantially lower than our capital expenditures in fiscal 2010.

The deterioration of the financial, credit and housing markets combined with high unemployment has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these considerations into our business plans and have responded by implementing cost and capital savings initiatives. In addition, we have invested our cash deposits in money market funds that are invested in U.S. Treasury Securities.

We do not anticipate borrowing under our credit facility during the remainder of fiscal 2010 as we believe cash flow from operations and current cash on hand will be sufficient to fund current needs. However, lower than expected sales or lower merchandise margins that negatively impact our cash flows could require us to borrow under our credit facility. It is possible that should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

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

The description of critical accounting policies is included in Item 7 of our most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010, and is updated for the following:

Impairment of Long-Lived Assets

Long-lived assets, more specifically leasehold improvements and furniture and fixtures at our retail stores and day spas, are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, we then determine the fair value of the asset generally by using a discounted cash flow model. A loss is recognized, if any, for the amount by which the carrying amount of the asset or asset group exceeds the fair value. In assessing these future cash flows, management is required to make assumptions and judgments, including future sales, margin and operating expenses. These assumptions and judgments can be affected by consumer spending and overall economic conditions on a localized or regional basis, as well as other factors not necessarily within our control.

During the third quarter of fiscal 2010, we experienced a decrease in customer spending and low traffic levels which had a negative impact on our revenue, gross margins, operating cash flows and earnings. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, it is possible that we could record impairments of certain long-lived assets in the future.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended January 30, 2010. As of October 30, 2010 our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments and the amortization of lease incentives for our operating leases, totaled $564.5 million. We also had future non-cancelable inventory purchase commitments of approximately $180.0 million at October 30, 2010. There have been no other material changes in contractual obligations outside the ordinary course of business since January 30, 2010.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. During the fiscal quarter ended October 30, 2010, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.                              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of October 30, 2010. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the quarter ended October 30, 2010 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission.

Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences.

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

We are working to improve our merchandise assortment to provide fashionable looks and current styles interpreted appropriately for our customer. Creating product with a new creative aesthetic designed for our core and target customer demographic increases our design risk. If our new design aesthetic and merchandise assortments do not resonate with our core and target customer demographic, our sales, gross margins and operating results will be adversely affected.

Our inventory levels and merchandise assortments fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, as we did during the first nine months of fiscal 2010, we would be forced to discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may result in lost sales and lower customer satisfaction.

Our success is dependent upon key personnel and our ability to fill key merchandise and design positions.

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

With the upcoming departure of Georgia Shonk Simmons, President and Chief Merchandising Officer, we currently are engaged in a search for our new chief merchant, as well as other key positions in our merchandising and design teams. Any delay in filling these key positions could slow the pace of our efforts to improve the design aesthetic, quality and mix of our merchandise.

General economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

Consumer spending patterns are highly sensitive to the general economic climate, levels of disposable income, consumer debt, and overall consumer confidence. Consumer spending has been impacted recently by the current recession, greater levels of unemployment, high levels of consumer debt, declines in home values and in the value of consumers’ investments and savings, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. These conditions, which have continued into the third quarter of fiscal 2010, had a negative impact on our revenues, gross margins, operating cash flows and earnings in fiscal years 2009, 2008 and 2007.  We believe these conditions will continue for the remainder of fiscal 2010 and for the foreseeable future. Although we have seen periods of improvement in revenues and gross margin, overall economic conditions continue to be uncertain and these improvements may not be sustained. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to discount our merchandise or sell it at a loss, which would reduce our revenues, gross margins, earnings and operating cash flows. In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.

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

Our results continue to depend materially on sales and profits from the November and December holiday shopping season, which is currently underway. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement the existing workforce. If, for any reason, we were to realize lower-than-expected sales or profits during the November and December holiday selling season, as we did in fiscal years 2009, 2008 and 2007, our financial condition, results of operations, including related gross margins, and cash flows for the entire fiscal year would be materially adversely affected.

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.

The success of an individual store location depends largely on the success of the lifestyle center or shopping mall where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. Because we are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store’s design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful. The current economic environment may also adversely affect the ability of developers or landlords to meet commitments to us to pay for certain tenant improvement expenses we incur in connection with building out new retail store locations.

The testing of our retail stores’ long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain.  These estimates can be affected by numerous factors, including changes in economic conditions, our operations, and competitive conditions in the industry.  These factors, or changes in actual performance compared with estimates of our future performance, may affect the timing and the fair value used in our testing of long-lived assets, which may result in impairment charges.

Our credit facility contains borrowing base and other provisions that may restrict our ability to access it.

The distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may affect our liquidity. Although we currently do not have any borrowings under our $70 million secured credit facility, we currently use it for letters of credit. Tightening of the credit markets could make it difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. Additionally, lower than expected sales or lower merchandise margins that negatively impact our cash flows could require us to borrow under our credit facility. The actual amount of credit that is available from time to time under our credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined in the discretion of the lender. Consequently, it is possible that, should we need to access our credit facility, it may not be available in full. Additionally, our credit facility contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions of our credit facility could cause the facility not to be available to us.

Our reliance on international third party vendors subjects us to uncertainties that could impact our costs to source merchandise and delay or prevent merchandise shipments.

We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 60 percent of our total apparel purchases during the first nine months of 2010, as well as for both 2009 and 2008. Irrespective of our direct sourcing initiative, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

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

•                                          volatile fuel, energy and raw material costs, such as recent increases in the cost of cotton;

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

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              RESERVED

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                              EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
10.1	Employment Agreement between the Company and Jerome Jessup dated August 3, 2009

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 7th day of December 2010.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement between the Company and Jerome Jessup dated August 3, 2009

31.1	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002