Form 10-Q
period 2011-04-30
COLDWATER CREEK INC
filed 2011-06-07
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 1, 2011
Common Stock ($0.01 par value)	92,541,397

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended April 30, 2011

“We”, “us”, “our”, “Company” and “Coldwater Creek”, unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	April 30, 2011	January 29, 2011	May 1, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,046	$51,613	$61,209
Receivables	11,889	9,561	13,946
Inventories	158,190	156,481	172,004
Prepaid and other	10,778	12,217	18,630
Income taxes recoverable	—	1,489	10,208
Prepaid and deferred marketing costs	7,728	6,902	6,627
Deferred income taxes	6,339	6,029	6,938
Total current assets	218,970	244,292	289,562
Property and equipment, net	246,737	259,349	287,674
Deferred income taxes	1,829	1,915	—
Restricted cash	—	—	890
Other	1,183	1,167	1,465
Total assets	$468,719	$506,723	$579,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,581	$76,354	$96,709
Accrued liabilities	78,688	81,605	77,971
Income taxes payable	3,386	—	—
Current deferred marketing fees and revenue sharing	4,363	4,487	4,961
Total current liabilities	158,018	162,446	179,641
Deferred rents	112,639	116,875	125,885
Capital lease obligations	12,161	12,241	11,738
Supplemental Employee Retirement Plan	10,110	10,013	9,377
Deferred marketing fees and revenue sharing	5,433	5,822	6,777
Deferred income taxes	5,524	5,524	6,621
Other	1,652	793	661
Total liabilities	305,537	313,714	340,700
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 92,541, 92,503 and 92,223 shares issued, respectively	925	925	922
Additional paid-in capital	125,996	125,795	125,144
Accumulated other comprehensive loss	(464)	(464)	(361)
Retained earnings	36,725	66,753	113,186
Total stockholders’ equity	163,182	193,009	238,891
Total liabilities and stockholders’ equity	$468,719	$506,723	$579,591

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net sales	$179,795	$243,086
Cost of sales	125,182	152,181
Gross profit	54,613	90,905
Selling, general and administrative expenses	84,109	86,454
Income (Loss) from operations	(29,496)	4,451
Interest, net, and other	(247)	(247)
Income (Loss) before income taxes	(29,743)	4,204
Income tax provision	285	1,882
Net income (loss)	$(30,028)	$2,322
Net earnings (loss) per share—Basic	$(0.32)	$0.03
Weighted average shares outstanding—Basic	92,516	92,200
Net earnings (loss) per share—Diluted	$(0.32)	0.03
Weighted average shares outstanding—Diluted	92,516	92,770

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	April 30, 2011	May 1, 2010
Operating activities:
Net income (loss)	$(30,028)	$2,322
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,135	15,609
Stock-based compensation expense	606	858
Supplemental Employee Retirement Plan expense	139	187
Deferred income taxes	(224)	—
Valuation allowance adjustments	(501)	—
Net loss on asset dispositions	520	83
Other	5	(1)
Net change in current assets and liabilities:
Receivables	(2,328)	(7,969)
Inventories	(1,709)	(10,458)
Prepaid and other and income taxes recoverable	2,928	(6,630)
Prepaid and deferred marketing costs	(826)	(760)
Accounts payable	(6,591)	(3,259)
Accrued liabilities	(3,664)	(5,416)
Income taxes payable	3,386	—
Change in deferred marketing fees and revenue sharing	(513)	(626)
Change in deferred rents	(3,889)	958
Other changes in non-current assets and liabilities	744	(484)
Net cash used in operating activities	(26,810)	(15,586)

Investing activities:
Purchase of property and equipment	(1,359)	(7,405)
Proceeds from asset dispositions	235	4
Net cash used in investing activities	(1,124)	(7,401)

Financing activities:
Net proceeds from exercises of stock options and ESPP purchases	96	192
Net change in vendor payment program	408	—
Payments on capital lease and other financing obligations	(137)	(590)
Tax withholding payments	—	(56)
Net cash provided by (used in) financing activities	367	(454)
Net decrease in cash and cash equivalents	(27,567)	(23,441)
Cash and cash equivalents, beginning	51,613	84,650
Cash and cash equivalents, ending	$24,046	$61,209

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 29, 2011 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) to total comprehensive income (loss):

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net income (loss)	$(30,028)	$2,322
Supplemental Employee Retirement Plan activity, net of tax	—	12
Comprehensive income (loss)	$(30,028)	$2,334

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

•                       Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•                       Level 3 — Unobservable inputs in which little or no market activity exists.

As of April 30, 2011, January 29, 2011, and May 1, 2010, we held $5.1 million, $39.1 million and $58.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using level 1 inputs.

We also have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, and payables, the carrying value of which materially approximate their fair values.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $15.9 million and $12.7 million for the three months ended April 30, 2011 and May 1, 2010, respectively.

Advertising costs other than direct response advertising, including store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the particular store promotion begins. Advertising expenses other than those related to direct response advertising of $6.3 million and $5.0 million for the three months ended April 30, 2011 and May 1, 2010, respectively, are included in selling, general and administrative expense.

Income Taxes

In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than its projected future performance. Consequently, based on all available evidence, in particular our historical cumulative losses and recent operating losses, we have a valuation allowance against a significant portion of our net deferred tax assets. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

During the three months ended April 30, 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examination for fiscal years 2009, 2008, 2007, and 2006.

Stock-Based Compensation

Total stock-based compensation expense recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (RSUs) was as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Stock Options	$408	$628
RSUs	198	230
Total	$606	$858

During the three months ended April 30, 2011and May 1, 2010, employees were granted 56,000 and 72,000 stock options, respectively, with a weighted average fair value of $1.92 and $3.81, respectively. During the three months ended April 30, 2011 and May 1, 2010, employees were granted 35,000 and 4,000 RSUs, respectively, with a weighted average fair value of $2.96 and $6.88, respectively.

Interest, net, and other

Interest, net, and other consists of the following:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Interest expense	$(415)	$(443)
Interest income	1	6
Other income	396	449
Other expense	(229)	(259)
Interest, net, and other	$(247)	$(247)

3. Receivables

Receivables consist of the following:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in thousands)
Trade	$6,306	$3,430	$8,445
Tenant improvement allowances	1,926	3,552	2,960
Other	3,657	2,579	2,541
	$11,889	$9,561	$13,946

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of April 30, 2011, January 29, 2011 and May 1, 2010, no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consists of the following:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,646	29,646	29,254
Leasehold improvements	290,094	290,447	280,305
Furniture and fixtures	124,298	124,837	116,030
Technology hardware and software	93,583	93,495	90,874
Machinery and equipment and other	37,168	37,863	37,464
Capital leases	12,706	11,816	11,778
Construction in progress	13,508	14,207	16,966
	601,245	602,553	582,913
Less: Accumulated depreciation and amortization	(354,508)	(343,204)	(295,239)
	$246,737	$259,349	$287,674

5. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in thousands)
Accrued payroll and benefits	$9,424	$12,506	$12,014
Gift cards and coupon rewards	32,419	35,031	28,728
Current portion of deferred rents	21,189	20,842	20,040
Accrued sales returns	4,608	3,383	6,318
Accrued taxes	4,224	4,815	4,709
Vendor payment program liability	408	—	—
Other	6,416	5,028	6,162
	$78,688	$81,605	$77,971

To better facilitate the processing efficiency of certain vendor payments, during the three months ended April 30, 2011 we entered into a vendor payment program with a payment processing intermediary.  Under the vendor payment program, the intermediary makes regularly-scheduled payments to our vendors and we, in turn, settle monthly with the intermediary.  During the three months ended April 30, 2011, we paid no interest on amounts outstanding to the intermediary as the monthly settlements were made within the agreed-upon terms.   We expect the vendor payment program will continue to expand as we add additional vendors.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands, except per share amounts)
Net income (loss)	$(30,028)	$2,322
Weighted average common shares outstanding during the period (for basic calculation)	92,515	92,200
Dilutive effect of other potential common shares	—	570
Weighted average common shares and potential common shares (for diluted calculation)	92,515	92,770

Net earnings (loss) per common share—Basic	$(0.32)	$0.03
Net earnings (loss) per common share—Diluted	$(0.32)	$0.03

The computation of the dilutive effect of other potential common shares excluded options, RSUs and shares to be purchased under our ESPP representing 3.5 million and 2.4 million shares of common stock in the three months ended April 30, 2011 and May 1, 2010, respectively. Under the treasury stock method, the inclusion of these stock awards would have resulted in lower earnings (loss) per share, causing their effect to be antidilutive.

7. Supplemental Employee Retirement Plan

Net periodic benefit cost of the Supplemental Employee Retirement Plan (SERP) is comprised of the following components:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Service cost	$—	$43
Interest cost	139	132
Amortization of unrecognized prior service cost	—	12
Net periodic benefit cost	$139	$187

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2011. No benefit payments were made during the three months ended April 30, 2011.

8. Commitments

Leases

During the three months ended April 30, 2011 and May 1, 2010, we incurred aggregate rent expense under operating leases of $19.1 million and $19.7 million, respectively, including $3.7 million and $4.0 million, respectively, of common area maintenance costs (CAM), $0.1 million and $0.1 million, respectively, of rent expense classified as store pre-opening costs and an immaterial amount of contingent rent expense for each period. Aggregate rent expense under operating leases does not include related real estate taxes of $2.7 million for each of the three months ended April 30, 2011 and May 1, 2010.

As of April 30, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $543.2 million.

Credit Facility

Our credit facility with Wells Fargo Retail Finance, LLC, which is secured primarily by our inventory and credit card receivables, provides a revolving line of credit up to $70.0 million with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. The proceeds of any borrowings under the credit facility are available for working capital and other general corporate purposes. As of April 30, 2011, January 29, 2011 and May 1, 2010, we had no borrowings outstanding under the credit facility. As of April 30, 2011, we had $16.0 million in letters of credit issued resulting in $54.0 million available for borrowing under our credit facility.

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

Other

We had future non-cancelable commitments to purchase inventory of $146.5 million at April 30, 2011.  As of April 30, 2011, we had $0.8 million committed under our standby letter of credit related to the lease of our distribution center.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (Brighton) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury found us liable to Brighton for copyright and trade dress infringement. In January 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys’ fees. We have appealed the judgment as we believe there are legitimate grounds to overturn the judgment. Pending the appeal, the court entered a temporary stay of execution conditioned on us posting an $8.0 million bond, which has been posted. On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. This additional complaint alleges copyright infringement of three different Brighton designs and seeks to recover damages of approximately $0.7 million, plus attorney’s fees and costs. We are vigorously defending this matter. We believe it is without merit and are asserting various defenses to the action. We believe that the amount of loss, if any, related to these legal proceedings is adequately reserved for or covered by insurance.

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

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Deferred marketing fees and revenue sharing - beginning of period	$10,309	$12,364
Marketing fees received	1,067	1,254
Marketing fees recognized to revenue	(1,140)	(1,440)
Revenue sharing recognized to revenue	(440)	(440)
Deferred marketing fees and revenue sharing - end of period	9,796	11,738
Less - Current deferred marketing fees and revenue sharing	(4,363)	(4,961)
Long-term deferred marketing fees and revenue sharing	$5,433	$6,777

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended April 30, 2011 and May 1, 2010 was $1.7 million and $2.0 million, respectively.  The amount of deferred sales royalty recorded in accrued liabilities was $3.0 million, $3.1 million and $2.8 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.

11. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net sales (a):
Retail	$135,262	$176,010
Direct	44,533	67,076
Net Sales	$179,795	$243,086
Segment operating income (loss):
Retail	$(6,829)	$15,824
Direct	8,858	18,470
Total segment operating income	2,029	34,294
Corporate and other	(31,525)	(29,843)
Income (Loss) from operations	$(29,496)	$4,451

(a)                     There were no inter-segment sales between the retail and direct segments during the reported periods.

12. Subsequent Event

On May 16, 2011, we completed an amendment of our existing credit facility that extends the facility maturity date three additional years to May 16, 2016, which included the addition and funding of a $15 million term loan. The term loan transaction generated net cash proceeds of $14.4 million for us subsequent to the end of the first quarter of fiscal 2011. As part of the amended credit agreement, we granted the lenders a security interest in the Company’s Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving facility remains unchanged; however, we now have a future option to request an increase in the amount of the revolving facility for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.

On June 1, 2011, we agreed with Brighton to settle the legal proceedings against us.  This settlement is pending and is expected to be finalized during our second quarter of this fiscal year.  Based on the terms of the agreement, we believe the settlement amount is adequately provided for by amounts we have reserved and insurance coverage.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011, as well as in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report are as of the date such report is filed with the Securities and Exchange Commission, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.  References to a fiscal year are to the calendar year in which the fiscal year begins.

Executive Summary

Net sales decreased to $179.8 million for the three months ended April 30, 2011 compared to $243.1 million for the three months ended May 1, 2010. This 26.0 percent decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1)  of 27.5 percent in our retail segment and a decrease in our direct segment sales of 33.6 percent, partially offset by the net addition of 12 premium retail stores since May 1, 2010.

Gross profit for the three months ended April 30, 2011 was $54.6 million, or 30.4 percent of net sales, compared with $90.9 million, or 37.4 percent of net sales, for the three months ended May 1, 2010. This decline in gross profit margin was primarily due to the deleveraging of our retail occupancy expenses, and to a lesser extent, lower merchandise margins as a result of higher promotional activity.

Selling, general and administrative expenses (SG&A) for the three months ended April 30, 2011 were $84.1 million, or 46.8 percent of net sales, compared with $86.5 million, or 35.6 percent of net sales, for the three months ended May 1, 2010. The decrease in SG&A dollars was primarily due to lower employee related expenses, and lower other fixed and variable costs, partially offset by slightly higher marketing expenses.

(1) We define comparable premium retail stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months (provided that store has been considered comparable for the entire quarter) without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting 16 months rather than 12 months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. The calculation of comparable store sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

We ended the first quarter of fiscal 2011 with $24.0 million in cash and cash equivalents compared to $61.2 million at the end of the first quarter of fiscal 2010. Working capital was $61.0 million at the end of the first quarter of fiscal 2011 compared to $109.9 million at the end of the first quarter of fiscal 2010. Premium retail store inventory per square foot, including the retail inventory in our distribution center, decreased 7.9 percent compared to the first quarter of fiscal 2010. Total inventory decreased 8.0 percent to $158.2 million at the end of the first quarter of fiscal 2011 from $172.0 million at the end of the first quarter of fiscal 2010.

Company Initiatives

We believe the most important change we need to make in order to improve our sales and profitability is to offer our customers an assortment that she finds more appealing. We recognize that our customers’ style orientation has changed over the last several years, and that our collections have not evolved to meet her needs.

We have made significant changes at all levels of our merchandising and creative teams to better address the needs of our customers. Jill Dean, a seasoned retail executive, joined the Company in February 2011 as President and Chief Merchandising Officer. In addition to a select number of internal promotions within our merchandising team, we have added two senior level merchants for both our retail and direct businesses.

Additionally, Jerome Jessup was promoted to President and Chief Creative Officer. Under Jerome Jessup’s leadership, we have added new talent to our New York design center specifically in the areas of product design and development, fabric research and development, and in the design leadership of several key categories including sweaters and pants. We have also added key senior level talent in product development focusing on fit as well as our wovens business.

Our design and merchandising organizational changes are now complete and the teams are working closely together with a shared vision for our brand. However, we recognize that it will take time to fully realize the collaborative efforts of these initiatives on our performance. While fiscal 2011 is a transitional year for the Company, we are focused on three primary objectives: improving our financial performance, elevating the appeal of our product, and revitalizing our brand perception.

We are intensely focused on improving our financial performance. We continue to look for ways to further reduce expenses and expect to see some further reductions in 2011. Our biggest opportunity for improvement in financial performance is to restore our gross margin through improved full-price sales. We continue to analyze our inventory buys and believe there is additional room to adjust our inventory commitments as we move through the year. We have also evaluated our promotional and markdown strategy and will continue to offer shorter sale events. We will continue to offer a full-time sale section in our premium stores, which we began in the third quarter of 2010. We believe this will enable us to clear excess inventory more profitably than through our outlet stores and in the clearance section of our website. In addition, in our outlet stores, which have historically been used for clearing excess inventory only, we will begin testing product made exclusively for this channel. We expect that this will enable us to realize better gross margins for this business.

To elevate the appeal of our product, we are focused on 1) improving the balance of the assortment to address more aspects of our customer’s lifestyle, 2) adjusting the mix of our inventory buys to ensure the appropriate investments in our key items and improve the productivity of our assortments, and 3) simplifying the shopping experience in our stores.

We recognize that we need to reposition the Coldwater Creek brand and communicate to our customer that we are changing. We are investing in national magazine ads throughout 2011 to reach our customers and communicate our new brand aesthetic. We recently hired an outside advertising agency to help us communicate the changes we are making to our merchandise and to our brand in order to reconnect with our customers, while also attracting a new generation of shoppers.

Outlook

During the first quarter we continued to experience weak sales and traffic trends driven by a disappointing response to our merchandise assortments. We view 2011 as a transitional year for our brand as we work to reinvigorate our product offering and reconnect with our customers. We continue to expect sales trends to remain challenging for us as we progress through this transition.  In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. As long as these conditions continue, we expect that consumer spending will remain subdued. As such, we will continue our focus on expense and inventory control. We saw year-over-year improvements in SG&A dollars in the first quarter, and we expect to achieve further reductions in SG&A expense for the balance of the year. We expect total inventory to decline in the high-single digit range on a year-over-year basis at the end of the second quarter.

In terms of sourcing costs, we have made some progress on mitigating cost pressures by refining our sourcing and purchasing strategies. While we have selectively raised prices on popular items that are unique to us, we do plan to absorb some of these cost pressures internally. As a result, we continue to believe that we will experience a 100 to 200 basis point impact on our initial mark up (IMU) for the second half of the year.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance, and to possibly incur a small expense as a result of various state taxation requirements.

We expect cash flow to be slightly down for fiscal 2011; however, we believe that we have sufficient cash and liquidity to fund our operations throughout the year.

Results of Operations

Comparison of the Three Months Ended April 30, 2011 with the Three Months Ended May 1, 2010:

	Three Months Ended
	April 30,	% of	May 1,	% of
	2011	net sales	2010	net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$135,262	75.2%	$176,010	72.4%	$(40,748)	(23.2)%
Direct	44,533	24.8	67,076	27.6	(22,543)	(33.6)
	179,795	100.0	243,086	100.0	(63,291)	(26.0)
Cost of sales	125,182	69.6	152,181	62.6	(26,999)	(17.7)
Gross profit	54,613	30.4	90,905	37.4	(36,292)	(39.9)
Selling, general and administrative expenses	84,109	46.8	86,454	35.6	(2,345)	(2.7)
Income (Loss) from operations	(29,496)	(16.4)	4,451	1.8	(33,947)	*
Interest, net, and other	(247)	(0.1)	(247)	(0.1)	—	—
Income (Loss) before income taxes	(29,743)	(16.5)	4,204	1.7	(33,947)	*
Income tax provision	285	0.2	1,882	0.8	(1,597)	(84.9)
Net income (loss)	$(30,028)	(16.7)%	$2,322	1.0%	$(32,350)	*
Net earnings (loss) per common share-Diluted	$(0.32)		$0.03

Effective income tax rate	(1.0)%		44.8%

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Net Sales

The $40.7 million decrease in retail segment net sales for the three months ended April 30, 2011 as compared with the three months ended May 1, 2010 is primarily due to a decrease in comparable premium retail store sales of 27.5 percent, reflecting a 14.6 percent decline in traffic and a 176 basis point decline in our conversion rate while our average unit retail was flat, partially offset by the impact of the net addition of 12 premium retail stores since May 1, 2010.  Also contributing to the decrease in retail segment net sales during the three months ended April 30, 2011 as compared with the three months ended May 1, 2010 was a $2.7 million decrease in net sales from outlet stores.

Direct segment net sales decreased $22.5 million, or 33.6 percent, during the three months ended April 30, 2011 as compared to the three months ended May 1, 2010. The decrease is primarily the result of a decrease in order volume of 35.9 percent, partially offset by an increase average order value of 7.8 percent. We believe the decrease in our direct segment order volume is attributed to a decrease in overall consumer response to our product assortment. In addition, we experienced a shift in clearance sales from our direct segment to our retail segment with the introductions of our full time sale section.  Direct segment net sales were also negatively impacted by a decrease of $2.2 million in shipping revenue during the three months ended April 30, 2011 as compared to the three months ended May 1, 2010.

Gross Profit

The gross profit margin decreased by 7.0 percentage points during the three months ended April 30, 2011 as compared to the three months ended May 1, 2010.  The gross profit margin was negatively impacted by the deleveraging of our retail occupancy expenses of 5.1 percentage points.  The gross profit margin was also negatively impacted 3.1 percentage points due to increases in promotional discounts(2) and our markdown(3) rate, which was partially offset by higher IMU.

(2) We define promotional discounts generally as temporary offerings. These include coupons and in-store promotions to customers for specified dollar or percentage discounts.

(3) We define markdowns generally as permanent reductions from the original selling price.

Selling, General and Administrative Expenses

SG&A decreased $2.3 million during the three months ended April 30, 2011 as compared with the three months ended May 1, 2010, primarily driven by decreased employee related expenses and other fixed and variable costs, offset by slightly higher marketing expenses.  The increase in marketing expense was primarily due to increased national magazine advertising circulation. As a percent of net sales, SG&A increased by 11.2 percentage points in the three months ended April 30, 2011 as compared with the three months ended May 1, 2010, primarily driven by the lower net sales, partially offset by our continued efforts to control expenses.

Income (Loss) from Operations

We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	April 30, 2011	% of Segment Sales	May 1, 2010	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$(6,829)	(5.0)%	$15,824	9.0%		*
Direct	8,858	19.9	18,470	27.5	(52.1)%
Segment Operating income	2,029		34,294		(94.1)
Unallocated corporate and other	(31,525)		(29,843)		5.6
Income (Loss) from operations	$(29,496)		$4,451			*

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended April 30, 2011 as compared with the three months ended May 1, 2010 decreased by 14.0 percentage points. The retail segment operating rate was negatively impacted by a 6.0 and 4.8 percentage point decline due to the deleveraging of occupancy costs and employee related expenses, respectively.  Increases in promotional discounts and our markdown rate, partially offset by increased IMU, also contributed to a 2.4 percentage point decrease to the retail segment operating rate.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended April 30, 2011 as compared with the three months ended May 1, 2010 decreased by 7.6 percentage points. The direct segment operating income rate was negatively impacted by a 6.5 and 1.9 percentage point decline due to the deleveraging of marketing expenses and employee related expenses, respectively.

Unallocated corporate and other expenses increased $1.7 million for the three months ended April 30, 2011 as compared to the three months ended May 1, 2010, due to an increase in marketing expenses, primarily as a result of increased national magazine advertising campaigns, partially offset by decreases in employee expenses and corporate support costs.

Interest, Net, and Other

Interest, net, and other for the three months ended April 30, 2011 as compared with the three months ended May 1, 2010 was flat.

Provision for Income Taxes

The provision for income taxes primarily reflects the continuing impact of the valuation allowance against our deferred tax assets.

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

•            the ability to accurately estimate and accrue for merchandise returns and the cost of obsolete inventory;

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

Liquidity and Capital Resources

Our credit facility with Wells Fargo Retail Finance, LLC, which is secured primarily by our inventory and credit card receivables, provides a revolving line of credit up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. We currently use the credit facility for letters of credit which reduces the amount available for borrowings. The actual amount of credit that is available from time to time under the credit facility is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to access our credit facility, it may not be available in full. The proceeds of any borrowings under the credit facility are available for working capital and other general corporate purposes. As of April 30, 2011, January 29, 2011 and May 1, 2010, we had no borrowing under the credit facility.  As of April 30, 2011, we had $16.0 million in letters of credit issued resulting in $54.0 million available for borrowing under our credit facility.

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

To better facilitate the processing efficiency of certain vendor payments, during the three months ended April 30, 2011 we entered into a vendor payment program with a payment processing intermediary.  Under the vendor payment program, the intermediary makes regularly-scheduled payments to our vendors and we, in turn, settle monthly with the intermediary.  During the three months ended April 30, 2011, we paid no interest on amounts outstanding to the intermediary as the monthly settlements were made within the agreed-upon terms.  We expect the vendor payment program will continue to expand as we add additional vendors.

Net cash used in operating activities was $26.8 million during the three months ended April 30, 2011 compared to $15.6 million during the three months ended May 1, 2010. The $11.2 million decrease in cash flows from operating activities resulted primarily from decreased net sales and gross profits, partially offset by lower operating expenses and improvements in managing our operating assets and liabilities, including decreased payments on inventory purchases.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $1.4 million and $7.4 million during the three months ended April 30, 2011 and May 1, 2010, respectively. Capital expenditures during the three months ended April 30, 2011 primarily related to leasehold improvements. Capital expenditures during the three months ended May 1, 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of four additional premium retail stores, and to a lesser extent the remodeling of certain existing stores, and the expansion of our IT and distribution infrastructure.

Cash inflows from financing activities were $0.4 million during the three months ended April 30, 2011 compared with cash outflows of $0.5 million during the same period last year. The cash inflows during the three months ended April 30, 2011 were primarily derived from our vendor payment program. Cash outflows during the three months ended May 1, 2010 were derived from payments on our capital lease and other financing obligations.

As a result of the foregoing, we had $61.0 million in working capital at April 30, 2011 compared with $81.8 million at January 29, 2011 and $109.9 million at May 1, 2010. Our current ratio was 1.39 at April 30, 2011 compared with 1.50 at January 29, 2011 and 1.61 at May 1, 2010.

We plan to limit new store openings in fiscal 2011 to five stores to which we have previously committed and to close between eight and 12 stores.  As a result, our capital expenditures in 2011 will be substantially lower than our capital expenditures in fiscal 2010.  Capital expenditures for the full year in fiscal 2011 are expected to be between $9.0 million and $11.0 million.

In recent fiscal years, we have financed ongoing operations and growth initiatives primarily from cash flow generated by operations and trade credit arrangements. However, as we produce catalogs, open retail stores and purchase inventory in anticipation of future sales realization, and as we experience operating cash flows and working capital fluctuations, we may occasionally need to utilize our credit facility or other forms of financing.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. If we borrow under our bank credit facility or incur other debt, our expenses will increase and we could be subject to additional covenants that would restrict our operations.   Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.   There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us.  Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, and our business could be seriously harmed.

Subsequent Event

On May 16, 2011, we completed an amendment of our existing credit facility that extends the facility maturity date three additional years to May 16, 2016, which included the addition and funding of a $15 million term loan. The term loan transaction generated net cash proceeds of $14.4 million for us subsequent to the end of the first quarter of fiscal 2011. As part of the amended credit agreement, we granted the lenders a security interest in the Company’s Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving facility remains unchanged; however, we now have a future option to request an increase in the amount of the revolving facility for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  This future option for an additional $15 million under the revolving facility may not be available if the borrowing base amount is insufficient or if the lenders do not approve a request for the additional amount.

On June 1, 2011, we agreed with Brighton to settle the legal proceedings against us.  This settlement is pending and is expected to be finalized during our second quarter of this fiscal year.  Based on the terms of the agreement, we believe the settlement amount is adequately provided for by amounts we have reserved and insurance coverage.

Contractual Obligations

We have included a summary of our Contractual Obligations as of January 29, 2011 in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As of April 30, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs, real estate taxes and the amortization of lease incentives, totaled $543.2 million.  We also had future non-cancelable inventory purchase commitments of $146.5 million at April 30, 2011. During the three months ended April 30, 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examination for fiscal years 2009, 2008, 2007, and 2006. There have been no other material changes in contractual obligations outside the ordinary course of business since January 29, 2011.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.  The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 3.                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in U.S. dollars or U.S. dollar-based currencies. As of April 30, 2011, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our credit facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates. We have not used, and currently do not anticipate using, any derivative financial instruments.

ITEM 4.                                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2011. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (Brighton) filed a complaint against us in the United States District Court for the Southern District of California. The complaint alleged, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury found us liable to Brighton for copyright and trade dress infringement. In January 2009, the court entered a judgment in the total amount of $8.0 million, which includes damages of $2.7 million on the trade dress claim, $4.1 million in damages and profits on the copyright claim and $1.2 million in attorneys’ fees. We have appealed the judgment as we believe there are legitimate grounds to overturn the judgment. Pending the appeal, the court entered a temporary stay of execution conditioned on us posting an $8.0 million bond, which has been posted. On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. This additional complaint alleges copyright infringement of three different Brighton designs and seeks to recover damages of approximately $0.7 million, plus attorney’s fees and costs.

On June 1, 2011, we agreed with Brighton to settle the legal proceedings against us.  This settlement is pending and is expected to be finalized during our second quarter of this fiscal year.  Based on the terms of the agreement, we believe the settlement amount is adequately provided for by amounts we have reserved and insurance coverage.

Item 1A.                                   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the three months ended April 30, 2011 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission.

Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

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

Fiscal 2011 continues to be a transitional year for our Company as we work to update our style orientation and reinvigorate our brand, which includes improving the balance of the assortment to address more aspects of our customers’ lifestyle and making the necessary changes to rebuild our underperforming categories.  These changes may adversely affect our sales, gross margins and results of operations if they do not resonate with our customer demographic.

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

Subsequent to April 30, 2011, we completed an amendment of our credit facility that extends the facility maturity date three additional years to May 16, 2016, which included the addition and funding of a $15 million term loan.  As part of the amended credit agreement, we granted the lenders a security interest in the Company’s Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving facility remains unchanged; however, we now have a future option to request an increase in the amount of the revolving facility for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  This future option for an additional $15 million under the revolving facility may not be available if the borrowing base amount is insufficient or if the lenders do not approve a request for the additional amount.

Access to additional financing from the capital markets may be limited.

Primarily as a result of net operating losses over the previous three fiscal quarters, our working capital has decreased from $109.9 million at May 1, 2010 to $61.0 million at April 30, 2011.  While we obtained a new $15 million term loan in May 2011 to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities do not improve substantially compared to recent periods.   The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. If we borrow under our bank credit facility or incur other debt, our expenses will increase and we could be subject to additional covenants that would restrict our operations.   Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.   There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us.  Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, and our business could be seriously harmed.

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

The testing of our retail stores’ long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. These factors, along with fluctuations and changes from estimates in sales, gross margins, operating cash flows and earnings, may affect the timing and the fair value estimates used in our testing of long-lived assets, which may result in impairment charges.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 7th day of June 2011.

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