Form 10-Q
period 2011-07-30
COLDWATER CREEK INC
filed 2011-09-02
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 29, 2011
Common Stock ($0.01 par value)	92,688,600

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended July 30, 2011

“We”, “us”, “our”, “Company” and “Coldwater”, unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.                                 FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	July 30, 2011	January 29, 2011	July 31, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,530	$51,613	$72,279
Receivables	9,296	9,561	13,106
Inventories	152,183	156,481	166,392
Prepaid and other	11,639	12,217	9,131
Income taxes recoverable	—	1,489	13,668
Prepaid and deferred marketing costs	4,293	6,902	5,798
Deferred income taxes	6,536	6,029	6,464
Total current assets	215,477	244,292	286,838
Property and equipment, net	231,448	259,349	281,386
Deferred income taxes	2,049	1,915	—
Restricted cash	—	—	890
Other	1,686	1,167	1,252
Total assets	$450,660	$506,723	$570,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,541	$76,354	$91,555
Accrued liabilities	74,102	80,809	74,340
Income taxes payable	3,302	—	—
Current maturities of long-term debt and capital lease obligations	878	796	1,693
Current deferred marketing fees and revenue sharing	4,358	4,487	4,688
Total current liabilities	157,181	162,446	172,276
Deferred rents	108,227	116,875	122,988
Long-term debt and capital lease obligations	26,877	12,241	11,616
Supplemental Employee Retirement Plan	10,208	10,013	9,551
Deferred marketing fees and revenue sharing	5,144	5,822	6,309
Deferred income taxes	5,524	5,524	6,147
Other	1,509	793	698
Total liabilities	314,670	313,714	329,585
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 92,688, 92,503 and 92,325 shares issued, respectively	926	925	923
Additional paid-in capital	126,482	125,795	125,552
Accumulated other comprehensive loss	(464)	(464)	(349)
Retained earnings	9,046	66,753	114,655
Total stockholders’ equity	135,990	193,009	240,781
Total liabilities and stockholders’ equity	$450,660	$506,723	$570,366

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$181,409	$253,498	$361,204	$496,584
Cost of sales	136,088	168,762	261,270	320,943
Gross profit	45,321	84,736	99,934	175,641
Selling, general and administrative expenses	70,029	82,547	153,708	169,001
Loss on asset impairments	2,445	—	2,875	—
Income (Loss) from operations	(27,153)	2,189	(56,649)	6,640
Interest, net, and other	(455)	(189)	(702)	(436)
Income (Loss) before income taxes	(27,608)	2,000	(57,351)	6,204
Income tax provision	71	531	356	2,413
Net income (loss)	$(27,679)	$1,469	$(57,707)	$3,791
Net income (loss) per share — Basic	$(0.30)	$0.02	$(0.62)	$0.04
Weighted average shares outstanding — Basic	92,606	92,265	92,561	92,224
Net income (loss) per share — Diluted	$(0.30)	$0.02	$(0.62)	$0.04
Weighted average shares outstanding — Diluted	92,606	92,635	92,561	92,687

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	July 30, 2011	July 31, 2010
Operating activities:
Net income (loss)	$(57,707)	$3,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,042	31,247
Stock-based compensation expense	1,162	1,601
Supplemental Employee Retirement Plan expense	278	373
Deferred income taxes	(641)	—
Valuation allowance adjustments	(658)	(474)
Net loss on asset dispositions	125	181
Loss on asset impairments	2,875	—
Other	9	4
Net change in current assets and liabilities:
Receivables	265	(7,129)
Inventories	4,298	(4,846)
Prepaid and other and income taxes recoverable	2,067	(591)
Prepaid and deferred marketing costs	2,609	69
Accounts payable	(3,878)	(9,874)
Accrued liabilities	(7,356)	(7,005)
Income taxes payable	3,302	—
Change in deferred marketing fees and revenue sharing	(807)	(1,367)
Change in deferred rents	(8,503)	(1,670)
Other changes in non-current assets and liabilities	739	(480)
Net cash provided by (used in) operating activities	(31,779)	3,830

Investing activities:
Purchase of property and equipment	(3,699)	(15,151)
Proceeds from asset dispositions	766	10
Net cash used in investing activities	(2,933)	(15,141)

Financing activities:
Proceeds from the issuance of long-term debt	15,000	—
Payments of capital lease and other financing obligations	(296)	(1,336)
Payment of credit facility financing costs	(680)	—
Net change in vendor payment program	421	—
Net proceeds from exercises of stock options and ESPP purchases	184	369
Tax withholding payments	—	(93)
Net cash provided by (used in) financing activities	14,629	(1,060)
Net decrease in cash and cash equivalents	(20,083)	(12,371)
Cash and cash equivalents, beginning	51,613	84,650
Cash and cash equivalents, ending	$31,530	$72,279

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 29, 2011 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Comprehensive Income (Loss)

The following table provides a reconciliation of net income (loss) to total comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net income (loss)	$(27,679)	$1,469	$(57,707)	$3,791
Supplemental Employee Retirement Plan activity, net of tax	—	12	—	24
Comprehensive income (loss)	$(27,679)	$1,481	$(57,707)	$3,815

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

As of July 30, 2011, January 29, 2011 and July 31, 2010, we held $1.0 million, $39.1 million and $69.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using level 1 inputs.

During the six months ended July 30, 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million.  This impairment charge was measured at fair value using Level 3 inputs (discounted cash flows).

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables, and long-term debt.  The carrying value of cash, restricted cash, receivables, and payables materially approximate their fair values due to their short-term nature.  The carrying value of long-term debt materially approximates fair value at July 30, 2011, as the interest rate is a variable rate and the debt was issued during the second quarter of fiscal 2011.

Advertising Costs

Direct response advertising includes catalogs and national magazine advertisements that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog or national magazine advertisement is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $5.7 million and $8.8 million for the three months ended July 30, 2011 and July 31, 2010, respectively, and $21.6 million and $21.5 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. Advertising expenses other than those related to direct response advertising of $5.9 million and $5.2 million for the three months ended July 30, 2011 and July 31, 2010, respectively, and $12.3 million and $10.2 million for the six months ended July 30, 2011 and July 31, 2010, respectively, are included in selling, general and administrative expense.

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

During the first quarter of fiscal 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examination for fiscal years 2009, 2008, 2007 and 2006.

Stock-Based Compensation

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (RSUs) consisted of the following:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Stock Options	$404	$522	$812	$1,150
RSUs	152	221	350	451
	$556	$743	$1,162	$1,601

During the six months ended July 30, 2011 and July 31, 2010, employees were granted 977,500 and 605,300 stock options, respectively.  The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Directors and Officers
	Six Months Ended
	July 30, 2011	July 31, 2010
Risk free interest rate	2.11%	2.46%
Expected volatility	86%	76%
Expected life (in years)	5.75	5.75
Expected dividends	—	—
Weighted average fair value per option granted	$1.11	$2.91

	All Other Employees
	Six Months Ended
	July 30, 2011	July 31, 2010
Risk free interest rate	1.89%	1.88%
Expected volatility	90%	80%
Expected life (in years)	4.40	4.46
Expected dividends	—	—
Weighted average fair value per option granted	$1.02	$2.72

During the six months ended July 30, 2011 and July 31, 2010, employees were granted 568,395 and 212,387 RSUs, respectively, at a weighted average fair value of $1.51 and $4.35, respectively.  During the six months ended July 30, 2011 and July 31, 2010, employees were also granted 520,000 and 255,500 performance RSUs, respectively, at a weighted average grant date fair value of $1.43 and $3.86, respectively.  For the performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of earnings before interest expense and taxes (EBIT) for the second half of fiscal 2011 combined with fiscal 2012 and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012.  For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT target for fiscal years 2010, 2011 and 2012; however, no compensation expense has been recognized for these awards as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

Interest, net, and other

Interest, net, and other consisted of the following:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Interest expense	$(510)	$(477)	$(925)	$(920)
Interest income	3	1	4	7
Other income	301	510	697	959
Other expense	(249)	(223)	(478)	(482)
Interest, net, and other	$(455)	$(189)	$(702)	$(436)

3. Receivables

Receivables consisted of the following:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in thousands)
Trade	$4,408	$3,430	$9,255
Tenant improvement allowances	1,775	3,552	2,210
Other	3,113	2,579	1,641
	$9,296	$9,561	$13,106

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At July 30, 2011, January 29, 2011 and July 31, 2010, no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,646	29,646	29,265
Leasehold improvements	282,764	290,447	285,269
Furniture and fixtures	122,029	124,837	118,410
Technology hardware and software	93,917	93,495	91,528
Machinery and equipment and other	36,289	37,863	37,606
Capital leases	12,706	11,816	11,778
Construction in progress	13,510	14,207	17,712
	591,103	602,553	591,810
Less: Accumulated depreciation and amortization	(359,655)	(343,204)	(310,424)
	$231,448	$259,349	$281,386

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in thousands)
Accrued payroll and benefits	$13,797	$12,506	$14,214
Gift certificates and cards	27,339	31,897	24,449
Current portion of deferred rents	20,697	20,842	20,308
Deferred sales royalty	3,179	3,134	2,822
Accrued sales returns	2,918	3,383	4,243
Vendor payment program liability	421	—	—
Accrued taxes	3,722	4,815	4,968
Other	2,029	4,232	3,336
	$74,102	$80,809	$74,340

To better facilitate the processing efficiency of certain vendor payments, during the first quarter of fiscal 2011 we entered into a vendor payment program with a payment processing intermediary.  Under the vendor payment program, the intermediary makes regularly-scheduled payments to our vendors and we, in turn, settle monthly with the intermediary.  During the six months ended July 30, 2011, we paid no interest on amounts outstanding to the intermediary as the monthly settlements were made within the agreed-upon terms.  We expect the vendor payment program will continue to expand as we add additional vendors.

6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands, except per share amounts)
Net income (loss)	$(27,679)	$1,469	$(57,707)	$3,791
Weighted average common shares outstanding during the period (for basic calculation)	92,606	92,265	92,561	92,224
Dilutive effect of other potential common shares	—	370	—	463
Weighted average common shares and potential common shares (for diluted calculation)	92,606	92,635	92,561	92,687
Net income (loss) per common share—Basic	$(0.30)	$0.02	$(0.62)	$0.04
Net income (loss) per common share—Diluted	$(0.30)	$0.02	$(0.62)	$0.04

The computation of the dilutive effect of other potential common shares excluded options to purchase approximately 4.2 million and 2.3 million shares of common stock in the three months ended July 30, 2011 and July 31, 2010, respectively, and 3.7 million and 2.1 million shares of common stock for the six months there ended, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost of the Supplemental Employee Retirement Plan (SERP) consisted of the following:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Service cost	$—	$41	$—	$84
Interest cost	139	133	278	265
Amortization of unrecognized prior service cost	—	12	—	24
Net periodic benefit cost	$139	$186	$278	$373

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2011 and 2010. No benefit payments were made during the periods presented.

8. Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in thousands)
Term loan	$15,000	$—	$—
Capital lease obligations	12,755	13,037	13,309
Total long-term debt and capital lease obligations	27,755	13,037	13,309
Less:
Current maturities of long-term debt	(200)	—	—
Current maturities capital lease obligations	(678)	(796)	(1,693)
	$26,877	$12,241	$11,616

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender.  On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in our Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving line of credit remains unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  As of July 30, 2011, we had $22.6 million in letters of credit issued resulting in $47.4 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the Availability)) over a reference rate of, at the Company’s election, either LIBOR or a base rate (the Reference Rate). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability). Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.19% as of July 30, 2011.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends if we have outstanding borrowings on our revolving line of credit.  We were in compliance with all covenants for all periods presented.

The Credit Agreement contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

9. Commitments and Contingencies

Operating Leases

During the three months ended July 30, 2011 and July 31, 2010, we incurred aggregate rent expense under operating leases of $18.9 million and $19.9 million, respectively, including common area maintenance costs (CAM) of $3.8 million and $3.8 million, respectively, and excluding related real estate taxes of $2.9 million and $2.9 million, respectively.  During the six months ended July 30, 2011 and July 31, 2010, we incurred aggregate rent expense under operating leases of $38.0 million and $39.6 million, respectively, including CAM of $7.5 million and $7.8 million, respectively, and excluding real estate taxes of $5.6 million and $5.6 million, respectively.

As of July 30, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $534.3 million.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (Brighton) filed a complaint against us alleging, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury in the District Court for the Southern District of California found us liable for copyright and trade dress infringement and a judgment was subsequently entered in the total amount of $8.0 million. We appealed the judgment and the court entered a temporary stay of execution pending the appeal.  On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleged copyright infringement of three different Brighton designs.  We settled both of these legal proceedings in July 2011.

Tax Contingencies

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

Other

We had non-cancelable inventory purchase commitments of approximately $176.5 million, $162.2 million and $207.0 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.  As of July 30, 2011, January 29, 2011 and July 31, 2010 we had $0.8 million, $0.8 million and $1.6 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fee and revenue sharing activity:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Deferred marketing fees and revenue sharing - beginning of period	$9,796	$11,738	$10,309	$12,364
Marketing fees received	1,287	987	2,353	2,241
Marketing fees recognized to revenue	(1,141)	(1,288)	(2,280)	(2,728)
Revenue sharing recognized to revenue	(440)	(440)	(880)	(880)
Deferred marketing fees and revenue sharing - end of period	9,502	10,997	9,502	10,997
Less — Current deferred marketing fees and revenue sharing	(4,358)	(4,688)	(4,358)	(4,688)
Long-term deferred marketing fees and revenue sharing	$5,144	$6,309	$5,144	$6,309

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended July 30, 2011 and July 31, 2010 was approximately $1.7 million and $1.8 million, respectively.  During the six months ended July 30, 2011 and July 31, 2010, sales royalty revenue recognized was approximately $3.4 million and $3.8 million, respectively.

11. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net sales (a):
Retail	$142,244	$195,399	$277,506	$371,409
Direct	39,165	58,099	83,698	125,175
Net sales	$181,409	$253,498	$361,204	$496,584
Segment operating income (loss):
Retail	$(6,683)	$17,764	$(13,512)	$33,588
Direct	3,344	11,725	12,202	30,195
Total segment operating income (loss)	(3,339)	29,489	(1,310)	63,783
Corporate and other	(23,814)	(27,300)	(55,339)	(57,143)
Income (loss) from operations	$(27,153)	$2,189	$(56,649)	$6,640

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

Executive Summary

Net sales decreased to $181.4 million for the three months ended July 30, 2011 compared to $253.5 million for the three months ended July 31, 2010. This 28.4 percent decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1)  of 30.6 percent in our retail segment and a decrease in our direct segment sales of 32.6 percent.

Gross profit for the three months ended July 30, 2011 was $45.3 million, or 25.0 percent of net sales, compared with $84.7 million, or 33.4 percent of net sales, for the three months ended July 31, 2010. The decline in gross profit margin was primarily due to the deleveraging of fixed retail occupancy expenses given the lower sales, and to a lesser extent, lower merchandise margins as a result of higher promotional activity partially offset by slightly higher initial mark up (IMU).

Selling, general and administrative expenses (SG&A) for the three months ended July 30, 2011 were $70.0 million, or 38.6 percent of net sales, compared with $82.5 million, or 32.6 percent of net sales, for the three months ended July 31, 2010. The decrease in SG&A dollars was primarily due to lower variable and fixed operating expenses, lower employee related expenses, and lower marketing expenses compared to the same period last year.

Net loss for the three months ended July 30, 2011 was $27.7 million, or $0.30 per share, compared with net income of $1.5 million, or $0.02 per diluted share, for the three months ended July 31, 2010.  Net loss for the three months ended July 30, 2011 included a non-cash asset impairment charge of $2.4 million, or $0.03 per share, primarily associated with eighteen underperforming stores.

We ended the second quarter of fiscal 2011 with $31.5 million in cash and cash equivalents compared to $72.3 million at the end of the second quarter of fiscal 2010. Working capital was $58.3 million at the end of the second quarter of fiscal 2011 compared to $114.6 million at the end of the second quarter of fiscal 2010. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined approximately 16.0 percent compared to the second quarter of fiscal 2010. Total inventory decreased 8.5 percent to $152.2 million at the end of the second quarter of fiscal 2011 from $166.4 million at the end of the second quarter of fiscal 2010.

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

Company Initiatives

We have announced a long-term strategic operating plan, which is designed to return to sales growth and increase our profitability. The key elements of the plan involve a merchandising revitalization plan, a comprehensive brand marketing campaign, and a retail store optimization program.

Our merchandising revitalization initiatives are designed to improve our product offering, which involves creating collections with a modern fashion sensibility in vibrant colors, prints, and patterns that offer enhanced versatility and address more aspects of our customers’ lifestyle needs. We are focused on balancing our category investments and improving inventory productivity.  Significant elements of the new merchandising philosophy are reflected in the Company’s fall assortment, and will be even more fully incorporated into collections for holiday 2011 and fiscal 2012.

Our brand marketing campaign aims to restore Coldwater Creek’s brand value, which includes television, national magazine advertising, and online media. The campaign, which will be introduced this fall and holiday, is designed to increase brand engagement, traffic, and conversion with a focus on expanding the reach to a broader segment of our target demographic.

Our plan to improve overall financial performance includes a continued aggressive focus on expense and inventory management as well as a retail store optimization program.  The retail store optimization program involves the closure of approximately 35 to 45 underperforming stores over the next two years, including approximately 15 stores in fiscal 2011, and will be achieved through a staged approach based primarily on early termination rights and natural lease expirations.  In total, over the last twelve months ended July 30, 2011, these 35 to 45 stores generated approximately $45 million to $55 million in annualized sales. When completed, we expect these actions to generate approximately $15 million to $20 million in annualized expense reductions and approximately $8 million to $12 million in annualized improvement in pre-tax operating results based on results over the most recent twelve month period.

Outlook

During the second quarter we continued to experience weak sales and traffic trends driven by a disappointing response to our merchandise assortments. We view 2011 as a transitional year for our brand as we work to reinvigorate our product offering and reconnect with our customers. We continue to expect sales trends to remain challenging for us as we progress through this transition.  In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. As long as these conditions continue, we expect that consumer spending will remain subdued. However, over the past several months, we have implemented several new processes for merchandising, design and inventory management which we believe will position Coldwater Creek for improved performance. In the second half of fiscal 2011, we believe we will begin to see the collective efforts of our new design and merchandising teams reflected in our fall and holiday assortments, which will be supported by a comprehensive marketing campaign focused on driving traffic and conversion.

We remain committed to disciplined management of our expenses and inventory and expect to reduce SG&A year-over-year by $20 million to $25 million for fiscal 2011, inclusive of the $15.3 million we have achieved in the first half of fiscal 2011. Additionally, inventory has been planned conservatively for the balance of the year.  As such, we expect total inventory to decline in the low double-digit percent range on a year-over-year basis at the end of the third quarter.

In terms of sourcing costs, we continue to believe that we will experience a reduction of 100 to 200 basis point impact on our IMU for the second half of the year.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance, and to possibly incur a small expense as a result of various state taxation requirements.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may draw on from time to time, to fund our operations throughout the remainder of the year.  Although we expect our year-end cash balance to be down from last year, we expect to realize some stabilization in our cash outflow as we start to see the effects of tighter inventory buys.  We also believe we have the potential for margin improvements in the second half of fiscal 2011, which will further benefit our liquidity unless we experience further deterioration in our business trends.

Results of Operations

Comparison of the Three Months Ended July 30, 2011 with the Three Months Ended July 31, 2010:

	Three Months Ended
	July 30, 2011	% of net sales	July 31, 2010	% of net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$142,244	78.4%	$195,399	77.1%	$(53,155)	(27.2)%
Direct	39,165	21.6	58,099	22.9	(18,934)	(32.6)
	181,409	100.0	253,498	100.0	(72,089)	(28.4)
Cost of sales	136,088	75.0	168,762	66.6	(32,674)	(19.4)
Gross profit	45,321	25.0	84,736	33.4	(39,415)	(46.5)
Selling, general and administrative expenses	70,029	38.6	82,547	32.6	(12,518)	(15.2)
Loss on asset impairments	2,445	1.4	—	0.0	2,445	*
Income (Loss) from operations	(27,153)	(15.0)	2,189	0.9	(29,342)	*
Interest, net, and other	(455)	(0.2)	(189)	(0.1)	(266)	140.7
Income (Loss) before income taxes	(27,608)	(15.2)	2,000	0.8	(29,608)	*
Income tax provision	71	—	531	0.2	460	(86.6)
Net income (loss)	$(27,679)	(15.2)%	$1,469	0.6%	$(29,148)	*
Net earnings (loss) per common share- Diluted	$(0.30)		$0.02
Effective income tax rate	(0.3)%		26.6%

* Percentage comparisons for changes between positive and negative or zero values are not considered meaningful.

Net Sales

The $53.2 million decrease in retail segment net sales for the three months ended July 30, 2011 as compared with the three months ended July 31, 2010 is primarily due to a decrease in comparable premium retail store sales of 30.6 percent, reflecting a 20.1 percent decline in traffic and a 386 basis point decline in our conversion rate while our average unit retail increased 2.8 percent.  Also contributing to the decrease in retail segment net sales during the three months ended July 30, 2011 as compared with the three months ended July 31, 2010 was a $2.3 million decrease in net sales from outlet stores.

Direct segment net sales decreased $18.9 million, or 32.6 percent, during the three months ended July 30, 2011 as compared to the three months ended July 31, 2010. The decrease is primarily the result of a decrease in order volume of 30.3 percent, which is attributed to a decrease in overall consumer response to our product assortment. In addition, we experienced a shift in clearance sales from our direct segment to our retail segment with the introduction of our full-time sale section.  Direct segment net sales were also negatively impacted by a decrease of $1.8 million in shipping revenue during the three months ended July 30, 2011 as compared to the three months ended July 31, 2010.

Gross Profit

The gross profit margin decreased by 8.4 percentage points during the three months ended July 30, 2011 as compared to the three months ended July 31, 2010.  The gross profit margin was negatively impacted by the deleveraging of fixed expenses of 7.4 percentage points, primarily retail occupancy expenses, given the lower sales.  The gross profit margin was also negatively impacted by 1.0 percentage point due to lower merchandise margins primarily as a result of higher promotional activity partially offset by slightly higher IMU.

Selling, General and Administrative Expenses

SG&A decreased $12.5 million during the three months ended July 30, 2011 as compared with the three months ended July 31, 2010, primarily driven by decreased variable and fixed operating expenses, employee related expenses, and marketing expenses.  The decrease in marketing expenses was primarily due to lower catalog expenses. As a percent of net sales, SG&A increased by 6.0 percentage points in the three months ended July 30, 2011 as compared with the three months ended July 31, 2010, primarily driven by the lower net sales, partially offset by our continued efforts to control expenses.

Loss on asset impairments

During the three months ended July 30, 2011, we recorded an impairment charge of $2.4 million related to certain long-lived assets, primarily premium store leasehold improvements.  We did not have any impairment charges during the three months ended July 31, 2010.

Income (Loss) from Operations

We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	July 30, 2011	% of Segment Sales	July 31, 2010	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(6,683)	(4.7)%	$17,764	9.1%	*
Direct	3,344	8.5	11,725	20.2	(71.5)%
Total segment operating income (loss)	(3,339)		29,489		*
Unallocated corporate and other	(23,814)		(27,300)		(12.8)
Income (loss) from operations	$(27,153)		$2,189		*

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income (loss) rate expressed as a percent of retail segment sales for the three months ended July 30, 2011 as compared with the three months ended July 31, 2010 decreased by 13.8 percentage points. The retail segment operating rate was negatively impacted by a 6.6 and 4.7 percentage point decline due to the deleveraging of fixed occupancy expenses and employee related expenses, respectively.  In addition, impairment charges related to certain long-lived premium store assets decreased the retail segment operating rate by 1.6 percentage points.  Decreased merchandise margins attributable to higher promotional activity, partially offset by higher IMU, also contributed to a 1.0 percentage point decrease to the retail segment operating rate.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended July 30, 2011 as compared with the three months ended July 31, 2010 decreased by 11.7 percentage points.  Decreased merchandise margins attributable to increased clearance activity, partially offset by higher IMU, contributed to a 6.7 percentage point decrease to the direct segment operating rate.  The direct segment operating income rate was also negatively impacted by a 2.3 and 2.0 percentage point decline due to the deleveraging of marketing expenses and employee related expenses, respectively.

Unallocated corporate and other expenses decreased $3.5 million for the three months ended July 30, 2011 as compared to the three months ended July 31, 2010, due to decreases in corporate support costs and employee related expenses.

Interest, Net and Other

The increase in interest, net and other for the three months ended July 30, 2011 as compared with the same period in the prior year is primarily the result of lower other income.

Provision for Income Taxes

The provision for income taxes primarily reflects the continuing impact of the valuation allowance against our deferred tax assets.

Comparison of the Six Months Ended July 30, 2011 with the Six Months Ended July 31, 2010:

	Six Months Ended
	July 30, 2011	% of net sales	July 31, 2010	% of net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$277,506	76.8%	$371,409	74.8%	$(93,903)	(25.3)%
Direct	83,698	23.2	125,175	25.2	(41,477)	(33.1)
	361,204	100.0	496,584	100.0	(135,380)	(27.3)
Cost of sales	261,270	72.3	320,943	64.6	(59,673)	(18.6)
Gross profit	99,934	27.7	175,641	35.4	(75,707)	(43.1)
Selling, general and administrative expenses	153,708	42.6	169,001	34.0	(15,293)	(9.0)
Loss on asset impairments	2,875	0.8	—	0.0	2,875	*
Income (Loss) from operations	(56,649)	(15.7)	6,640	1.3	(63,289)	*
Interest, net, and other	(702)	(0.2)	(436)	(0.1)	(266)	61.0
Income (Loss) before income taxes	(57,351)	(15.9)	6,204	1.3	(63,555)	*
Income tax provision	356	0.1	2,413	0.5	(2,057)	(85.2)
Net income (loss)	$(57,707)	(16.0)%	$3,791	0.8%	$(61,498)	*
Net earnings (loss) per common share- Diluted	$(0.62)		$0.04
Effective income tax rate	(0.6)%		38.9%

* Percentage comparisons for changes between positive and negative or zero values are not considered meaningful.

Net Sales

The $93.9 million decrease in retail segment net sales for the six months ended July 30, 2011 as compared with the six months ended July 31, 2010 is primarily due to a decrease in comparable premium retail store sales of 29.1 percent, reflecting a 17.6 percent decline in traffic and a 294 basis point decline in our conversion rate, partially offset by an increase in our average unit retail of 1.6 percent.  Also contributing to the decrease in retail segment net sales during the six months ended July 30, 2011 as compared with the six months ended July 31, 2010 was a $5.0 million decrease in net sales from outlet stores.

Direct segment net sales decreased $41.5 million, or 33.1 percent, during the six months ended July 30, 2011 as compared to the six months ended July 31, 2010. The decrease is primarily the result of a decrease in order volume of 33.2 percent, which is attributed to a decrease in overall consumer response to our product assortment. In addition, we experienced a shift in clearance sales from our direct segment to our retail segment with the introduction of our full-time sale section.  Direct segment net sales were also negatively impacted by a decrease of $4.0 million in shipping revenue during the six months ended July 30, 2011 as compared to the six months ended July 31, 2010.

Gross Profit

The gross profit margin decreased by 7.7 percentage points during the six months ended July 30, 2011 as compared to the six months ended July 31, 2010.  The gross profit margin was negatively impacted by the deleveraging of fixed expenses of 6.4 percentage points, primarily retail occupancy expenses, given the lower sales.  The gross profit margin was also negatively impacted by 1.3 percentage points due to lower merchandise margins primarily as a result of higher markdowns.

Selling, General and Administrative Expenses

SG&A decreased $15.3 million during the six months ended July 30, 2011 as compared with the six months ended July 31, 2010, primarily driven by decreased variable and fixed operating expenses and employee related expense. As a percent of net sales, SG&A increased by 8.6 percentage points in the six months ended July 30, 2011 as compared with the six months ended July 31, 2010, primarily driven by lower net sales, partially offset by our continued efforts to control expenses.

Loss on asset impairments

During the six months ended July 30, 2011, we recorded impairment charges of $2.9 million related to certain long-lived assets, primarily premium store leasehold improvements.  We did not have any impairment charges during the six months ended July 31, 2010.

Income (Loss) from Operations

We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Six Months Ended
	July 30, 2011	% of Segment Sales	July 31, 2010	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(13,512)	(4.9)%	$33,588	9.0%	*
Direct	12,202	14.6	30,195	24.1	(60.0)%
Total segment operating income (loss)	(1,310)		63,783		*
Unallocated corporate and other	(55,339)		(57,143)		(3.2)
Income (loss) from operations	$(56,649)		$6,640		*

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income (loss) rate expressed as a percent of retail segment sales for the six months ended July 30, 2011 as compared with the six months ended July 31, 2010 decreased by 13.9 percentage points. The retail segment operating rate was negatively impacted by a 7.2 and 4.8 percentage point decline due to the deleveraging of fixed occupancy expenses and employee related expenses, respectively.  Decreased merchandise margins attributable to higher promotional discounts and markdowns, partially offset by higher IMU, also contributed to a 1.6 percentage point decrease to the retail segment operating rate.

Direct segment operating income rate expressed as a percent of direct segment sales for the six months ended July 30, 2011 as compared with the six months ended July 31, 2010 decreased by 9.5 percentage points. The direct segment operating income rate was negatively impacted by a 4.5 and 1.9 percentage point decline due to the deleveraging of marketing expenses and employee related expenses, respectively.  Decreased merchandise margins attributable to increased clearance activity, partially offset by higher IMU, also contributed to a 2.7 percentage point decrease to the direct segment operating rate.

Unallocated corporate and other expenses decreased $1.8 million for the six months ended July 30, 2011 as compared to the six months ended July 31, 2010, due to decreases in corporate support costs and employee related expenses, partially offset by increases in marketing expenses.

Interest, Net and Other

The increase in interest, net and other for the six months ended July 30, 2011 as compared with the same period in the prior year is primarily the result of lower other income.

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

Liquidity and Capital Resources

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender.  On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in the Company’s Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving line of credit remains unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  As of July 30, 2011, we had $22.6 million in letters of credit issued resulting in $47.4 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the Availability)) over a reference rate of, at the Company’s election, either LIBOR or a base rate (the Reference Rate). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability). Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.19% as of July 30, 2011.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends if we have outstanding borrowings on our revolving line of credit.  We were in compliance with all covenants for all periods presented.

The Credit Agreement contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

To better facilitate the processing efficiency of certain vendor payments, during the first quarter of fiscal 2011 we entered into a vendor payment program with a payment processing intermediary.  Under the vendor payment program, the intermediary makes regularly-scheduled payments to our vendors and we, in turn, settle monthly with the intermediary.  During the six months ended July 30, 2011, we paid no interest on amounts outstanding to the intermediary as the monthly settlements were made within the agreed-upon terms.  We expect the vendor payment program will continue to expand as we add additional vendors.

Net cash used in operating activities was $31.8 million during the six months ended July 30, 2011 compared to $3.8 million provided by operations during the six months ended July 31, 2010. The $35.6 million decrease in cash flows from operating activities resulted primarily from decreased net sales and gross profits, partially offset by lower operating expenses and improvements in managing our operating assets and liabilities, including decreased payments on inventory purchases.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $3.7 million during the six months ended July 30, 2011 compared to $15.2 million during the six months ended July 31, 2010. Capital expenditures during the six months ended July 30, 2011 primarily related to premium retail leasehold improvements. Capital expenditures during the six months ended July 31, 2010 primarily related to premium retail leasehold improvements and furniture and fixtures, and the expansion of our IT and distribution infrastructure.

Cash inflows from financing activities were $14.6 million during the six months ended July 30, 2011 compared with cash outflows of $1.1 million during the same period last year. The cash inflows during the six months ended July 30, 2011 were primarily derived from the proceeds from our $15.0 million term loan obtained in the second quarter of fiscal 2011. Cash outflows during the six months ended July 31, 2010 were derived from payments on our capital lease and other financing obligations.

As a result of net operating losses over the previous four fiscal quarters, our working capital has decreased to $58.3 million at July 30,

2011 from $81.8 million at January 29, 2011 and $114.6 million at July 31, 2010.  Our current ratio was 1.37 at July 30, 2011 compared with 1.50 at January 29, 2011 and 1.66 at July 31, 2010.  Primarily as a result of ongoing operating losses, we may, from time to time, utilize our revolving line of credit.  If we borrow under our revolving line of credit, our interest expense will increase.

We plan to limit new premium retail store openings in fiscal 2011 to five stores to which we have previously committed and to close 14 to 16 stores.  As a result, our capital expenditures in 2011 will be substantially lower than our capital expenditures in fiscal 2010.  Capital expenditures for the full year in fiscal 2011 are expected to be between $9.0 million and $11.0 million.  At this time we do not anticipate opening any new premium retail store locations in fiscal 2012, but will continue to evaluate real estate opportunities to improve the efficiency of our store base, including the potential of relocating stores to more favorable locations.

Contractual Obligations

We have included a summary of our Contractual Obligations as of January 29, 2011 in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As of July 30, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs, real estate taxes and the amortization of lease incentives, totaled $534.3 million.  We also had future non-cancelable inventory purchase commitments of $176.5 million at July 30, 2011. During the first quarter of fiscal 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examination for fiscal years 2009, 2008, 2007, and 2006. There have been no other material changes in contractual obligations outside the ordinary course of business since January 29, 2011.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates.  We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We do not enter into financial instruments for trading purposes and have not used, and currently do not anticipate using, any derivative financial instruments.

As of July 30, 2011, we had outstanding debt of $15.0 million under our variable rate term loan.  The impact of a hypothetical 10 percent adverse change in interest rates for the term loan would have resulted in an immaterial amount of additional expense for the six months ended July 30, 2011.

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

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of July 30, 2011. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (Brighton) filed a complaint against us alleging, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury in the District Court for the Southern District of California found us liable for copyright and trade dress infringement and a judgment was subsequently entered in the total amount of $8.0 million. We appealed the judgment and the court entered a temporary stay of execution pending the appeal. On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleged copyright infringement of three different Brighton designs.  We settled both of these legal proceedings in July 2011.

ITEM 1A.                    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the six months ended July 30, 2011 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission.

Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences that are difficult to predict and can vary by season and from one geographic region to another. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our results of operations.

We view 2011 as a transitional year for our brand as we implement a merchandising revitalization program to improve our product offering, which involves creating collections with a modern fashion sensibility in vibrant colors, prints, and patterns that offer enhanced versatility and address more aspects of our customers’ lifestyle needs. If these changes do not resonate with our customers, our sales, gross margins, and results of operations may be adversely affected.

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

Consumer spending patterns are highly sensitive to the economic climate and overall consumer confidence. Consumer spending continues to be impacted by the high levels of unemployment, declines in home values, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. We believe these conditions will continue for the remainder of fiscal 2011 and for the foreseeable future. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to further discount our merchandise or sell it at a loss, which would adversely affect revenues, gross margins, earnings and operating cash flows. In addition, higher costs for transportation, raw materials, labor, insurance and healthcare, and other negative economic factors may adversely affect our cost of sales and operating expenses.

We may be unable to improve the value of our brand.

Our success is driven by the value of the Coldwater Creek brand.  We are planning to execute a comprehensive marketing campaign to restore Coldwater Creek’s brand value, which includes television, national magazine advertising, and online media. The campaign, which will be introduced this fall and holiday, is designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic.  There can be no assurances that these initiatives will be successful in improving the brand’s perception.  The value of the brand is largely dependant on the success of our design, merchandise assortment, and our ability to provide a consistent, high quality customer experience. However, if we are not able to improve our brand perception, we may not fully realize the benefits of any improvements to our merchandise assortment and customer experience.  Deterioration of the value of our brand may adversely affect our business and results of operations.

Our revolving line of credit contains borrowing base and other provisions that may restrict our ability to access capital when needed.

The distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may adversely affect our liquidity. Additionally, if our cash flows from operating activities do not improve substantially compared to recent periods, we may, from time to time, utilize our revolving line of credit. If we borrow under our revolving line of credit, our interest expense will increase. Although we currently do not have any borrowings under our $70 million secured revolving line of credit, we currently use it for letters of credit which reduces the amount available for borrowings. As of July 30, 2011, we had $22.6 million in letters of credit issued resulting in $47.4 million available for borrowing under our revolving line of credit.  The actual amount of credit that is available from time to time under our revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to borrow under our revolving line of credit, it may not be available in full. Additionally, our credit facility contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions of our credit facility could cause the revolving line of credit not to be available to us.

Access to additional financing from the capital markets may be limited.

Even though we have availability under our revolving line of credit, we may need to raise additional capital to fund our operations, particularly if our cash flows from operating activities do not improve substantially compared to recent periods.  The sale of additional equity securities or convertible debt securities could result in dilution to our stockholders. If we incur new debt, our interest expense will increase and we may be subject to additional covenants that would restrict our operations.  Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.  There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us.  Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, and our business could be seriously harmed.

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful, resulting in impairment charges that will adversely affect our results of operations.

The success of an individual store location depends largely on the success of the lifestyle center, shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with complete accuracy. We are required to make long-term financial commitments when leasing retail store locations, and to incur substantial fixed costs for each store’s design, leasehold improvements, fixtures and management information systems, it could be costly for us to close those stores that do not prove successful.

The testing of our retail stores’ long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. These factors, along with fluctuations and changes from estimates in sales, gross margins, operating cash flows and earnings, may affect the timing and the fair value estimates used in our testing of long-lived assets, which may result in impairment charges that will adversely affect our results of operations.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise.

We may experience difficulties in obtaining sufficient manufacturing capacity from our vendors. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may become unable to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which would result in lost sales and lower customer satisfaction. Also, the inability of our vendors to access credit or concerns vendors or their lenders may have with our credit worthiness may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition, as well as limit the availability under our credit facility. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive air freight charges, which may adversely affect our margins.

We may not be able to maintain our listing on the NASDAQ, which may limit the ability of our shareholders to sell shares of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market and is trading at or near $1.00. We are required to meet specified financial requirements to maintain such listing, one of which is that we maintain a minimum closing price of at least $1.00 per share for our common stock. If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may be at risk of delisting. Upon receipt of a deficiency notice from Nasdaq we have 180 days to attempt to regain compliance, such as through a reverse stock split. If we do not regain compliance during this initial period, we may be eligible for an additional 180 day compliance period. To qualify, we would be required to transfer to the Nasdaq Capital Market, meet the listing requirements for that market (with the exception of the minimum closing price requirement) and present a plan to regain compliance with the $1.00 minimum closing price requirement. However, if it appears to the Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, our common stock would be subject to delisting. While there is a right to appeal the Nasdaq’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing.

We cannot be assured that we can maintain or would be successful in regaining compliance with the minimum price requirements in the future. Delisiting, or even the issuance of a notice of potential delisting, could have a material adverse effect on the price of our shares and our ability to issue additional securities or secure financing. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which would adversely affect the market liquidity of our common stock, security analysts’ coverage of us could be reduced and customer, investor, supplier and employee confidence may be diminished.

The stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, the size of catalog mailings and other marketing initiatives, the timing of retail store openings and closings or of important holiday seasons relative to our fiscal periods, seasonal effects on sales and various factors affecting the economy in general. In addition, stock markets have experienced a high level of price and volume volatility and market prices for the stock of many companies including ours, have experienced wide price fluctuations not necessarily related to their operating performance. The reported high and low sale prices of our common stock were $3.11 per share and $1.21 per share, respectively, during the first half of fiscal 2011. The fluctuation of the market price of our common stock may have a negative impact on our liquidity and access to capital. In addition, price volatility of our common stock may expose us to stockholder litigation which may adversely affect our financial condition, results of operations and cash flows.

We may be unable to successfully realize the benefits of our store optimization program.

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our recent business performance and our focus to improve financial results, we have completed an extensive review of the performance of our stores.  Based on this review, we are launching a store optimization program, which involves the closure of approximately 35 to 45 underperforming stores over the next two years, including approximately 15 stores in fiscal 2011, and will be achieved through a staged approach based primarily on early termination rights and natural lease expirations.  When completed, we expect to generate approximately $15 million to $20 million in annualized expense reductions and approximately $8 million to $12 million in annualized improvement in pre-tax operating results based on results over the most recent twelve month period.  However, there can be no assurance that the store optimization program will realize the expected benefits.  Any miscalculations or shortcomings we may make in the planning and implementation of the program may adversely affect our financial position, results of operations and cash flows. Additionally, the actual number and timing of store closures will depend on a number of factors that cannot be predicted, including among other things the future performance of individual stores and negotiations with our landlords.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                             RESERVED

ITEM 5.                             OTHER INFORMATION

None

ITEM 6.                             EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
10.1*

Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (Confidential treatment has been requested for certain portions of the Agreement)

10.2*	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011

31.1*	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1¡	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation

101.DEF^	XBRL Taxonomy Extension Definition

101.LAB^	XBRL Taxonomy Extension Label

101.PRE^	XBRL Taxonomy Extension Presentation

* Filed electronically herewith.

¡ Furnished electronically herewith.

^  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 2nd day of September 2011.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Senior Vice-President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*

Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (Confidential treatment has been requested for certain portions of the Agreement)

10.2*	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011

31.1*	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1¡	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation

101.DEF^	XBRL Taxonomy Extension Definition

101.LAB^	XBRL Taxonomy Extension Label

101.PRE^	XBRL Taxonomy Extension Presentation

* Filed electronically herewith.

¡ Furnished electronically herewith.

^  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.