Form 10-Q
period 2011-10-29
COLDWATER CREEK INC
filed 2011-12-02
CIK 1018005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 28, 2011
Common Stock ($0.01 par value)	121,610,008

Coldwater Creek Inc.

Form 10-Q

For the Fiscal Quarter Ended October 29, 2011

“We,” “us,” “our,” “Company” and “Coldwater,” unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,881	$51,613	$51,708
Receivables	10,871	9,561	13,230
Inventories	171,970	156,481	197,490
Prepaid and other	6,438	12,217	12,253
Income taxes recoverable	—	1,489	16,857
Prepaid and deferred marketing costs	6,639	6,902	9,564
Deferred income taxes	6,536	6,029	6,302
Total current assets	240,335	244,292	307,404
Property and equipment, net	219,521	259,349	276,298
Deferred income taxes	2,054	1,915	—
Restricted cash	—	—	890
Other	1,860	1,167	1,133
Total assets	$463,770	$506,723	$585,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,420	$76,354	$124,134
Accrued liabilities	71,138	80,809	71,736
Income taxes payable	3,305	—	—
Current maturities of debt and capital lease obligations	15,819	796	1,276
Current deferred marketing fees and revenue sharing	4,368	4,487	4,526
Total current liabilities	180,050	162,446	201,672
Deferred rents	104,648	116,875	120,455
Long-term debt and capital lease obligations	26,755	12,241	12,222
Supplemental Employee Retirement Plan	10,305	10,013	9,726
Deferred marketing fees and revenue sharing	4,791	5,822	5,971
Deferred income taxes	5,524	5,524	5,116
Other	1,515	793	723
Total liabilities	333,588	313,714	355,885
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 121,610, 92,503 and 92,399 shares issued, respectively	1,216	925	924
Additional paid-in capital	149,542	125,795	125,413
Accumulated other comprehensive loss	(464)	(464)	(295)
Retained earnings (deficit)	(20,112)	66,753	103,798
Total stockholders’ equity	130,182	193,009	229,840
Total liabilities and stockholders’ equity	$463,770	$506,723	$585,725

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$187,465	$232,412	$548,669	$728,996
Cost of sales	131,200	161,475	392,470	482,418
Gross profit	56,265	70,937	156,199	246,578
Selling, general and administrative expenses	84,669	85,425	238,377	254,426
Loss on asset impairments	—	1,017	2,875	1,017
Loss from operations	(28,404)	(15,505)	(85,053)	(8,865)
Interest, net, and other	(449)	(163)	(1,151)	(599)
Loss before income taxes	(28,853)	(15,668)	(86,204)	(9,464)
Income tax provision (benefit)	305	(4,811)	661	(2,398)
Net loss	$(29,158)	$(10,857)	$(86,865)	$(7,066)
Net loss per share — Basic and Diluted	$(0.31)	$(0.12)	$(0.93)	$(0.08)
Weighted average shares outstanding — Basic and Diluted	94,295	92,359	93,139	92,275

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (in thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Operating activities:
Net loss	$(86,865)	$(7,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,527	47,221
Stock-based compensation expense	1,635	2,259
Supplemental Employee Retirement Plan expense	416	602
Deferred income taxes	(646)	34
Valuation allowance adjustments	(840)	(2,455)
Net loss on asset dispositions	119	430
Loss on asset impairments	2,875	1,017
Other	(18)	13
Net change in current assets and liabilities:
Receivables	(459)	(7,253)
Inventories	(15,489)	(35,944)
Prepaid and other and income taxes recoverable	7,268	(6,909)
Prepaid and deferred marketing costs	263	(3,697)
Accounts payable	8,064	22,526
Accrued liabilities	(9,542)	(11,310)
Income taxes payable	3,305	—
Change in deferred marketing fees and revenue sharing	(1,150)	(1,867)
Change in deferred rents	(12,356)	(2,502)
Other changes in non-current assets and liabilities	334	(584)
Net cash used in operating activities	(59,559)	(5,485)

Investing activities:
Purchase of property and equipment	(6,963)	(25,984)
Proceeds from asset dispositions	795	10
Net cash used in investing activities	(6,168)	(25,974)

Financing activities:
Net proceeds from stock offering	22,979	—
Borrowings on revolving line of credit	15,000	—
Proceeds from the issuance of long-term debt	15,000	—
Payments of long-term debt, capital lease and other financing obligations	(553)	(2,043)
Payment of credit facility financing costs	(695)	—
Net proceeds from exercises of stock options and ESPP purchases	264	653
Tax withholding payments	—	(93)
Net cash provided by (used in) financing activities	51,995	(1,483)
Net decrease in cash and cash equivalents	(13,732)	(32,942)
Cash and cash equivalents, beginning	51,613	84,650
Cash and cash equivalents, ending	$37,881	$51,708

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 29, 2011 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Comprehensive Income (Loss)

The following table provides a reconciliation of net loss to comprehensive loss:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net loss	$(29,158)	$(10,857)	$(86,865)	$(7,066)
Supplemental Employee Retirement Plan activity, net of tax	—	55	—	79
Comprehensive loss	$(29,158)	$(10,802)	$(86,865)	$(6,987)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, stock-based compensation, contingencies, income taxes, impairment of long-lived assets and inventory adjustments. These estimates and assumptions are based on historical results as well as management’s future expectations. Actual results may vary from these estimates and assumptions.

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

As of January 29, 2011 and October 30, 2010, we held $39.1 million and $32.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs.  As of October 29, 2011, we did not have any amounts in money market funds.

During the nine months ended October 29, 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million.  During the nine months ended October 30, 2010, certain long-lived assets, primarily premium store leasehold improvements and computer software, with a net carrying amount of $1.0 million were written off resulting in an impairment charge of $1.0 million. These impairment charges were measured at fair value using Level 3 inputs (discounted cash flows).

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables, and debt.  The carrying value of cash, restricted cash, receivables, payables and borrowing on our revolving line of credit materially approximate their fair values due to their short-term nature.  The carrying value of our term loan materially approximates fair value at October 29, 2011, as the interest rate is a market-based variable rate that was reset with Wells Fargo Bank during the current quarter.

Advertising Costs

Direct response advertising includes catalogs, national magazine advertisements and other mailings that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog, national magazine advertisement, or other mailings is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $9.5 million and $12.8 million for the three months ended October 29, 2011 and October 30, 2010, respectively, and $31.1 million and $34.3 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. Advertising expenses other than those related to direct response advertising of $17.4 million and $6.8 million for the three months ended October 29, 2011 and October 30, 2010, respectively, and $29.7 million and $17.0 million for the nine months ended October 29, 2011 and October 30, 2010, respectively, are included in selling, general and administrative expense.

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

Stock-Based Compensation

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (“RSUs”) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Stock Options	$345	$442	$1,157	$1,592
RSUs	128	216	478	667
	$473	$658	$1,635	$2,259

During the nine months ended October 29, 2011 and October 30, 2010, employees were granted 1,052,500 and 697,800 stock options, respectively.  The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Directors and Officers
	Nine Months Ended
	October 29, 2011	October 30, 2010
Risk free interest rate	2.11%	2.38%
Expected volatility	86%	76%
Expected life (in years)	5.75	5.75
Expected dividends	—	—
Weighted average fair value per option granted	$1.11	$2.96

	All Other Employees
	Nine Months Ended
	October 29, 2011	October 30, 2010
Risk free interest rate	1.71%	1.79%
Expected volatility	90%	80%
Expected life (in years)	4.41	4.46
Expected dividends	—	—
Weighted average fair value per option granted	$0.96	$2.76

During the nine months ended October 29, 2011 and October 30, 2010, employees were granted 566,395 and 212,387 RSUs, respectively, at a weighted average fair value of $1.51 and $4.35, respectively.  During the nine months ended October 29, 2011 and October 30, 2010, employees were also granted 520,000 and 263,000 performance RSUs, respectively, at a weighted average grant date fair value of $1.43 and $3.88, respectively.  For the performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of earnings before interest expense and taxes (“EBIT”) for the second half of fiscal 2011 combined with fiscal 2012 and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012.  For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT target for fiscal years 2010, 2011 and 2012.  No compensation expense has been recognized for the fiscal 2010 and 2011 performance RSUs as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

Interest, net, and other

Interest, net, and other consisted of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Interest expense	$(631)	$(432)	$(1,556)	$(1,352)
Interest income	32	1	36	8
Other income	339	498	1,036	1,457
Other expense	(189)	(230)	(667)	(712)
Interest, net, and other	$(449)	$(163)	$(1,151)	$(599)

3. Receivables

Receivables consisted of the following:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in thousands)
Trade	$5,208	$3,430	$6,243
Tenant improvement allowances	2,140	3,552	4,082
Other	3,523	2,579	2,905
	$10,871	$9,561	$13,230

We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. At October 29, 2011 and January 29, 2011, no allowance for doubtful accounts was deemed necessary.  At October 30, 2010, allowance for doubtful accounts was $0.9 million.

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,646	29,646	29,369
Leasehold improvements	277,617	290,447	289,420
Furniture and fixtures	121,262	124,837	124,337
Technology hardware and software	90,444	93,495	92,310
Machinery and equipment and other	35,564	37,863	37,761
Capital leases	12,781	11,816	11,778
Construction in progress	13,316	14,207	16,822
	580,872	602,553	602,039
Less — Accumulated depreciation and amortization	(361,351)	(343,204)	(325,741)
	$219,521	$259,349	$276,298

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in thousands)
Accrued payroll and benefits	$10,278	$12,506	$8,860
Gift certificates and cards	25,908	31,897	23,452
Current portion of deferred rents	20,971	20,842	22,010
Deferred sales royalty	3,250	3,134	2,869
Accrued sales returns	3,923	3,383	4,587
Accrued taxes	4,646	4,815	5,656
Other	2,162	4,232	4,302
	$71,138	$80,809	$71,736

6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of excess tax benefits, if any, that would be recorded in additional paid-in-capital when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands, except per share amounts)
Net loss	$(29,158)	$(10,857)	$(86,865)	$(7,066)
Weighted average common shares outstanding during the period (for basic calculation)	94,295	92,359	93,139	92,275
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	94,295	92,359	93,139	92,275
Net loss per common share—Basic	$(0.31)	$(0.12)	$(0.93)	$(0.08)
Net loss per common share—Diluted	$(0.31)	$(0.12)	$(0.93)	$(0.08)

The computation of the dilutive effect of other potential common shares excluded options to purchase 4.0 million and 3.0 million shares of common stock in the three months ended October 29, 2011 and October 30, 2010, respectively, and 3.4 million and 2.6 million shares of common stock for the nine months there ended, respectively. Under the treasury stock method, the inclusion of these options would have been antidilutive.

7. Supplemental Executive Retirement Plan

Net periodic benefit cost of the Supplemental Employee Retirement Plan (“SERP”) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Service cost	$—	$42	$—	$126
Interest cost	138	132	416	397
Amortization of unrecognized prior service cost	—	55	—	79
Net periodic benefit cost	$138	$229	$416	$602

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2011 and 2010. Benefit payments of $124,500 were made during the three and nine months ended October 29, 2011. No benefit payments were made during the fiscal 2010 periods.

8. Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in thousands)
Term loan	$14,950	$—	$—
Revolving line of credit	15,000	—	—
Capital lease obligations	12,624	13,037	13,498
Total debt and capital lease obligations	42,574	13,037	13,498
Less:
Current maturities of debt	(15,200)	—	—
Current maturities capital lease obligations	(619)	(796)	(1,276)
Long-term debt and capital lease obligations	$26,755	$12,241	$12,222

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender.  On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in our Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving line of credit remained unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  As of October 29, 2011, we had $27.8 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit resulting in $27.2 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.25% as of October 29, 2011. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability). Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.24% as of October 29, 2011.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit.  We were in compliance with all covenants for all periods presented.

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

9. Commitments and Contingencies

Operating Leases

During the three months ended October 29, 2011 and October 30, 2010, we incurred aggregate rent expense under operating leases of $19.0 million and $20.1 million, respectively, including common area maintenance costs (“CAM”) of $3.6 million and $3.9 million, respectively, and excluding related real estate taxes of $2.8 million and $2.9 million, respectively.  During the nine months ended October 29, 2011 and October 30, 2010, we incurred aggregate rent expense under operating leases of $57.0 million and $59.6 million, respectively, including CAM of $11.1 million and $11.7 million, respectively, and excluding real estate taxes of $8.4 million and $8.4 million, respectively.

As of October 29, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $504.9 million.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us alleging, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury in the District Court for the Southern District of California found us liable for copyright and trade dress infringement and a judgment was subsequently entered in the total amount of $8.0 million. We appealed the judgment and the court entered a temporary stay of execution pending the appeal.  On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleged copyright infringement of three different Brighton designs.  We settled both of these legal proceedings in July 2011.

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

Other

We had non-cancelable inventory purchase commitments of $125.2 million, $162.2 million and $180.0 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.  As of October 29, 2011, January 29, 2011 and October 30, 2010 we had $0.8 million, $0.8 million and $1.6 million, respectively, committed under our standby letter of credit related to the lease of our distribution center.

10. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The following table summarizes the deferred marketing fees and revenue sharing activity:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Balance at beginning of period	$9,502	$10,997	$10,309	$12,364
Marketing fees received	1,175	1,145	3,528	3,386
Marketing fees recognized to revenue	(1,078)	(1,205)	(3,358)	(3,933)
Revenue sharing recognized to revenue	(440)	(440)	(1,320)	(1,320)
Balance at end of period	9,159	10,497	9,159	10,497
Less — Current deferred marketing fees and revenue sharing	(4,368)	(4,526)	(4,368)	(4,526)
Long-term deferred marketing fees and revenue sharing	$4,791	$5,971	$4,791	$5,971

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended October 29, 2011 and October 30, 2010 was $1.8 million and $1.8 million, respectively.  During the nine months ended October 29, 2011 and October 30, 2010, sales royalty revenue recognized was $5.2 million and $5.5 million, respectively.

11. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net sales (a):
Retail	$144,138	$174,298	$421,644	$545,707
Direct	43,327	58,114	127,025	183,289
Net sales	$187,465	$232,412	$548,669	$728,996
Segment operating income (loss):
Retail	$1,759	$4,432	$(11,753)	$38,020
Direct	6,247	6,926	18,449	37,121
Total segment operating income (loss)	8,006	11,358	6,696	75,141
Corporate and other	(36,410)	(26,863)	(91,749)	(84,006)
Loss from operations	$(28,404)	$(15,505)	$(85,053)	$(8,865)

(a)                     There were no sales between the retail and direct segments during the reported periods.

12. Stock Offering

On October 24, 2011, we completed an underwritten public offering of 28.9 million shares of our common stock.  We received net proceeds from the offering of $23.0 million after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds from the offering for working capital and other capital expenditures, which may include investments in our marketing strategy and supply chain, as well as other general corporate purposes.

ITEM 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our “Risk Factors” in this Quarterly Report on Form 10-Q and other reports we file with the SEC. The forward-looking statements in this Quarterly Report are as of the date such report is filed with the SEC, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.  References to a fiscal year are to the calendar year in which the fiscal year begins.

Executive Summary

Net sales decreased to $187.5 million for the three months ended October 29, 2011 compared to $232.4 million for the three months ended October 30, 2010. This 19.3 percent decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 19.8 percent in our retail segment and a decrease of 25.4 percent in our direct segment sales.

Gross profit for the three months ended October 29, 2011 was $56.3 million, or 30.0 percent of net sales, compared to $70.9 million, or 30.5 percent of net sales, for the three months ended October 30, 2010. The decline in gross profit margin was primarily due to the deleveraging of fixed retail occupancy expenses given the lower sales, partially offset by higher merchandise margins as a result of lower promotional activity.

Selling, general and administrative expenses (“SG&A”) for the three months ended October 29, 2011 were $84.7 million, or 45.2 percent of net sales, compared to $85.4 million, or 36.8 percent of net sales, for the three months ended October 30, 2010. The decrease in SG&A dollars was primarily due to lower employee related expenses, occupancy expenses, and variable and fixed operating expenses, partially offset by higher marketing expenses.

Net loss for the three months ended October 29, 2011 was $29.2 million, or $0.31 per share, compared to a net loss of $10.9 million, or $0.12 per share, for the three months ended October 30, 2010.

We ended the third quarter of fiscal 2011 with $37.9 million in cash and cash equivalents compared to $51.7 million at the end of the third quarter of fiscal 2010.  As of October 29, 2011, we had $15.0 million of outstanding borrowings under our revolving line of credit.  Working capital was $60.3 million at the end of the third quarter of fiscal 2011, compared to $105.7 million at the end of the third quarter of fiscal 2010. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined 13.6 percent compared to the third quarter of fiscal 2010. Total inventory decreased 12.9 percent to $172.0 million at the end of the third quarter of fiscal 2011 from $197.5 million at the end of the third quarter of fiscal 2010.

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

Company Initiatives

We remain focused on executing our long-term strategic operating plan, which is designed to return to sales growth and increase our profitability. The key elements of the plan involve a merchandising revitalization plan, a comprehensive brand marketing campaign, and a retail store optimization program.

Our merchandising revitalization initiatives are designed to improve our product offering, which involves creating collections with a modern fashion sensibility in vibrant colors, prints, and patterns that offer enhanced versatility and address more aspects of our customers’ lifestyle needs. We are focused on balancing our category investments and improving inventory productivity.  Significant elements of the new merchandising philosophy were reflected in the Company’s fall assortment, and will be even more fully incorporated into collections for holiday 2011 and fiscal 2012.

Our brand marketing campaign aims to restore Coldwater Creek’s brand value, which includes television, national magazine advertising, and online media. During the third quarter of fiscal 2011, we introduced our first national television advertising campaign, which was designed to drive brand engagement and brand trial to both new customers and to those customers we have lost over the years.

Our plan to improve overall financial performance includes a continued aggressive focus on expense and inventory management as well as a retail store optimization program.  The retail store optimization program involves the closure of approximately 35 to 45 underperforming stores over the next two years, including approximately 15 stores in fiscal 2011, and will be achieved through a staged approach based primarily on early termination rights and natural lease expirations.  In total, these 35 to 45 stores generated approximately $45 million to $55 million in annualized sales over the most recent twelve month period. When completed, we expect these actions to generate approximately $15 million to $20 million in annualized expense reductions and approximately $8 million to $12 million in annualized improvement in pre-tax operating results based on results over the most recent twelve month period.

Outlook

We view 2011 as a transitional year for our brand as we work to reinvigorate our product offering and reconnect with our customers. We expect sales trends to remain challenging for us as we progress through this transition.  During the third quarter of fiscal 2011, we continued to experience weak traffic levels, which negatively impacted our overall sales.  In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. As long as these conditions continue, we expect that consumer spending will remain subdued. However, over the past several months, we have implemented several new processes for merchandising, design and inventory management which we believe will position us for improved performance. Our fall assortment was the first seasonal floorset that reflects our new design aesthetic.

Our holiday assortment reflects the continued evolution of our merchandise aesthetic. While we expect the environment for consumer spending to remain challenging during the fourth quarter, we are encouraged by the progress we are seeing from the implementation of our merchandising and design initiatives.

We remain committed to disciplined management of our expenses and inventory and expect to reduce SG&A year-over-year by $20 million to $25 million for fiscal 2011. Through the first nine months of 2011, we have reduced expenses by $16.0 million. Additionally, inventory has been planned conservatively for the balance of the year.  As such, we expect total inventory to decline in the mid- to high teens on a percentage basis year-over-year at the end of fiscal 2011.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance, and to possibly incur a small expense as a result of various state taxation requirements.

Although we expect our year-end cash balance to be down from last year, we expect to realize some stabilization in our cash outflow as we start to see the effects of tighter inventory buys.  We also believe we have the potential for margin improvements in the fourth quarter of fiscal 2011, which, if realized, will further benefit our liquidity unless we experience further deterioration in our business trends.

Results of Operations

Comparison of the Three Months Ended October 29, 2011 with the Three Months Ended October 30, 2010:

	Three Months Ended
	October 29,	% of	October 30,	% of
	2011	net sales	2010	net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$144,138	76.9%	$174,298	75.0%	$(30,160)	(17.3)%
Direct	43,327	23.1	58,114	25.0	(14,787)	(25.4)
	187,465	100.0	232,412	100.0	(44,947)	(19.3)
Cost of sales	131,200	70.0	161,475	69.5	(30,275)	(18.7)
Gross profit	56,265	30.0	70,937	30.5	(14,672)	(20.7)
Selling, general and administrative expenses	84,669	45.2	85,425	36.8	(756)	(0.9)
Loss on asset impairments	—	—	1,017	0.4	(1,017)	*
Loss from operations	(28,404)	(15.2)	(15,505)	(6.7)	(12,899)	83.2
Interest, net, and other	(449)	(0.2)	(163)	(0.1)	(286)	175.5
Loss before income taxes	(28,853)	(15.4)	(15,668)	(6.8)	(13,185)	84.2
Income tax provision (benefit)	305	0.2	(4,811)	(2.1)	5,116	*
Net loss	$(29,158)	(15.6)%	$(10,857)	(4.7)%	$(18,301)	168.6%
Net loss per common share- Diluted	$(0.31)		$(0.12)		$(0.19)	158.3%
Effective income tax rate	(1.1)%		30.7%

* Percentage comparisons for changes between positive and negative or zero values are not considered meaningful.

Net Sales

The $30.2 million decrease in retail segment net sales for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010 is primarily due to a decrease in comparable premium retail store sales of 19.8 percent, primarily reflecting a 16.3 percent decline in comparable traffic and a 2.2 percent decline in comparable conversion while our comparable average unit retail increased 4.2 percent.

The $14.8 million decrease in direct segment net sales for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010 is primarily the result of a decrease in order volume of 25.9 percent, while our average unit retail increased 6.8 percent. In addition, we experienced a shift in clearance sales from our direct segment to our retail segment with the introduction of our full-time sale section in our premium retail stores.  Direct segment net sales were also negatively impacted by a decrease of $1.1 million in shipping revenue during the three months ended October 29, 2011 as compared to the three months ended October 30, 2010.

Gross Profit

Gross profit margin decreased by 0.5 percentage points during the three months ended October 29, 2011 as compared to the three months ended October 30, 2010.  Gross profit margin was negatively impacted by the deleveraging of fixed expenses of 2.8 percentage points, primarily retail occupancy expenses, given the lower sales.  Gross profit margin was favorably affected by a 2.1 percentage point increase in merchandise margins due to lower markdowns.

Selling, General and Administrative Expenses

SG&A decreased $0.8 million during the three months ended October 29, 2011 as compared to the three months ended October 30, 2010, primarily driven by decreased employee related expenses, occupancy expenses, and variable and fixed operating expenses.  These decreases were partially offset by an increase in marketing expenses primarily due to our national television campaign. As a percent of net sales, SG&A increased by 8.4 percentage points for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010, primarily driven by the lower net sales, partially offset by our continued efforts to control expenses.

Loss on asset impairments

We did not have any impairment charges during the three months ended October 29, 2011. During the three months ended October 30, 2010 we recorded impairment charges of $1.0 million related to certain long-lived assets, primarily premium store leasehold improvements and certain computer software.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Three Months Ended
	October 29, 2011	% of Segment Sales	October 30, 2010	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$1,759	1.2%	$4,432	2.5%	(60.3)%
Direct	6,247	14.4	6,926	11.9	(9.8)
Total segment operating income	8,006		11,358		(29.5)
Unallocated corporate and other	(36,410)		(26,863)		35.5
Loss from operations	$(28,404)		$(15,505)		83.2

Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010 decreased by 1.3 percentage points. The retail segment operating rate was negatively impacted by a 2.6 and a 2.0 percentage point decline due to the deleveraging of employee related expenses and occupancy expenses, respectively.  These declines were partially offset by a 2.1 percentage point increase in merchandise margins due to lower promotional activity.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010 increased by 2.5 percentage points.  Higher merchandise margins contributed a 2.1 percentage point increase to the direct segment operating rate.  The direct segment operating income rate was also favorably impacted by a 2.1 percentage point increase due to lower marketing expenses, partially offset by a 1.5 percentage point decline due to the deleveraging of employee related expenses.

Unallocated corporate and other expenses increased $9.5 million for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010, primarily due to an increase in marketing costs related to our national television campaign.

Interest, Net and Other

The increase in interest, net and other for the three months ended October 29, 2011 as compared to the same period in the prior year is primarily the result of higher interest expense due to higher amounts of debt outstanding.

Provision for Income Taxes

The provision for income taxes for the three months ended October 29, 2011 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets. The tax benefit for the three months ended October 30, 2010 includes the effects of $1.9 million of valuation allowance adjustments and $0.9 million of true up adjustments primarily related to the filing of our 2009 Federal income tax return in the quarter.

Comparison of the Nine Months Ended October 29, 2011 with the Nine Months Ended October 30, 2010:

	Nine Months Ended
	October 29,	% of	October 30,	% of
	2011	net sales	2010	net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$421,644	76.8%	$545,707	74.9%	$(124,063)	(22.7)%
Direct	127,025	23.2	183,289	25.1	(56,264)	(30.7)
	548,669	100.0	728,996	100.0	(180,327)	(24.7)
Cost of sales	392,470	71.5	482,418	66.2	(89,948)	(18.6)
Gross profit	156,199	28.5	246,578	33.8	(90,379)	(36.7)
Selling, general and administrative expenses	238,377	43.4	254,426	34.9	(16,049)	(6.3)
Loss on asset impairments	2,875	0.5	1,017	0.1	1,858	182.7
Loss from operations	(85,053)	(15.5)	(8,865)	(1.2)	(76,188)	859.4
Interest, net, and other	(1,151)	(0.2)	(599)	(0.1)	(552)	92.2
Loss before income taxes	(86,204)	(15.7)	(9,464)	(1.3)	(76,740)	810.9
Income tax provision (benefit)	661	0.1	(2,398)	(0.3)	3,059	*
Net loss	$(86,865)	(15.8)%	$(7,066)	(1.0)%	$(79,799)	1,129.3%
Net loss per common share- Diluted	$(0.93)		$(0.08)		$(0.85)	1,117.9%
Effective income tax rate	(0.8)%		25.3%

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Net Sales

The $124.1 million decrease in retail segment net sales for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010 is primarily due to a decrease in comparable premium retail store sales of 26.2 percent, reflecting a 17.2 percent decline in comparable traffic and an 7.6 percent decline in comparable conversion, while our comparable average unit retail increased 2.7 percent.  Also contributing to the decrease in retail segment net sales during the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010 was a $4.7 million decrease in net sales from outlet stores.

The $56.3 million decrease in direct segment net sales during the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010 is primarily the result of a decrease in order volume of 30.9 percent, while our average unit retail increased 4.2 percent. In addition, we experienced a shift in clearance sales from our direct segment to our retail segment with the introduction of our full-time sale section in our premium retail stores.  Direct segment net sales were also negatively impacted by a decrease of $5.1 million in shipping revenue during the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010.

Gross Profit

Gross profit margin decreased by 5.3 percentage points during the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010.  Gross profit margin was negatively impacted by the deleveraging of fixed expenses of 5.2 percentage points, primarily retail occupancy expenses, given the lower sales.  Merchandise margins were flat for the nine months ended October 29, 2011 with the improvements in the three months ended October 29, 2011.

Selling, General and Administrative Expenses

SG&A decreased $16.0 million during the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010, primarily driven by decreased employee related expenses, occupancy expenses, and variable and fixed operating expenses.  These decreases were partially offset by an increase in marketing expenses primarily due to our national television campaign. As a percent of net sales, SG&A increased by 8.5 percentage points for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010, primarily driven by lower net sales, partially offset by our continued efforts to control expenses.

Loss on asset impairments

During the nine months ended October 29, 2011, we recorded impairment charges of $2.9 million related to certain long-lived assets, primarily premium store leasehold improvements.  During the nine months ended October 30, 2010 we recorded impairment charges of $1.0 million related to certain long-lived assets, primarily premium store leasehold improvements and certain computer software.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Nine Months Ended
	October 29, 2011	% of Segment Sales	October 30, 2010	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(11,753)	(2.8)%	$38,020	7.0%	*
Direct	18,449	14.5	37,121	20.3	(50.3)
Total segment operating income	6,696		75,141		(91.1)
Unallocated corporate and other	(91,749)		(84,006)		9.2
Loss from operations	$(85,053)		$(8,865)		859.4

* Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income (loss) rate expressed as a percent of retail segment sales for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010 decreased by 9.8 percentage points. The retail segment operating rate was negatively impacted by a 5.5 and 4.1 percentage point decline due to the deleveraging of occupancy expenses and employee related expenses, respectively.

Direct segment operating income rate expressed as a percent of direct segment sales for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010 decreased by 5.8 percentage points. The direct segment operating income rate was negatively impacted by a 2.4 and 1.8 percentage point decline due to the deleveraging of marketing expenses and employee related expenses, respectively.  Decreased merchandise margins attributable to increased clearance activity also contributed to a 1.3 percentage point decrease to the direct segment operating rate.

Unallocated corporate and other expenses increased $7.7 million for the nine months ended October 29, 2011 as compared to the nine months ended October 30, 2010, due to an increase in marketing expenses primarily related to our national television campaign, partially offset by decreases in corporate support costs and employee related expenses.

Interest, Net and Other

The increase in interest, net and other for the nine months ended October 29, 2011 as compared to the same period in the prior year is primarily the result of lower other income and higher interest expense due to higher amounts of debt outstanding.

Provision for Income Taxes

The provision for income taxes for the nine months ended October 29, 2011 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets. The tax benefit for the nine months ended October 30, 2010 includes the effects of $2.5 million of valuation allowance adjustments and $0.9 million of true up adjustments primarily related to the filing of our 2009 Federal income tax return in the quarter.

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

•             the ability to accurately estimate our recorded sales returns accrual and inventory adjustments;

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

Liquidity and Capital Resources

On October 24, 2011, we completed an underwritten public offering of 28.9 million shares of our common stock.  We received net proceeds from the offering of $23.0 million after deducting underwriting discounts and commissions and offering expenses.  We intend to use the net proceeds from the offering for working capital and other capital expenditures, which may include investments in our marketing strategy and supply chain, as well as other general corporate purposes.

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender.  On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in our Sandpoint, Idaho corporate offices and certain other assets.  The amount available under the $70 million revolving line of credit remains unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15 million, which if granted would result in a total of $85 million available, exclusive of the term loan.  As of October 29, 2011, we had $27.8 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit resulting in $27.2 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.25% as of October 29, 2011. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability). Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.24% as of October 29, 2011.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit.  We were in compliance with all covenants for all periods presented.

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

Net cash used in operating activities was $59.6 million during the nine months ended October 29, 2011 compared to $5.5 million during the nine months ended October 30, 2010. The $54.1 million decrease in cash flows from operating activities resulted primarily from decreased net sales and gross profits, partially offset by lower operating expenses and improvements in managing our operating assets and liabilities, including decreased payments on inventory purchases.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $7.0 million during the nine months ended October 29, 2011 compared to $26.0 million during the nine months ended October 30, 2010. Capital expenditures during the nine months ended October 29, 2011 primarily related to premium retail leasehold improvements. Capital expenditures during the nine months ended October 30, 2010 primarily related to premium retail leasehold improvements and the expansion of our IT and distribution infrastructure.

Cash inflows from financing activities were $52.0 million during the nine months ended October 29, 2011 compared to cash outflows of $1.5 million during the same period last year. The cash inflows during the nine months ended October 29, 2011 were primarily derived from proceeds of $23.0 million from our stock offering, net of underwriting discounts and commissions and offering expenses, borrowings of $15.0 on our revolving line of credit in the third quarter of fiscal 2011, and proceeds from our $15.0 million term loan obtained in the second quarter of fiscal 2011. Net cash outflows during the nine months ended October 30, 2010 were primarily due to payments on our capital lease and other financing obligations.

As a result of net operating losses over the previous four fiscal quarters, our working capital has decreased to $60.3 million at October 29, 2011 from $81.8 million at January 29, 2011 and $105.7 million at October 30, 2010.  Our current ratio was 1.33 at October 29, 2011 compared to 1.50 at January 29, 2011 and 1.52 at October 30, 2010.  Primarily as a result of ongoing operating losses, during the three months ended October 29, 2011 we borrowed under our revolving line of credit and may continue to utilize it for additional amounts.  If we borrow additional amounts under our revolving line of credit, our interest expense will increase.

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

Historically, we have relied on our cash resources and cash flows from operations to fund our operations. We have also used our revolving line of credit to securitize trade letters of credit and, more recently, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount of credit that is available from time to time under our revolving line of credit fluctuates greatly and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.  We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations for the foreseeable future.

Contractual Obligations

We have included a summary of our Contractual Obligations as of January 29, 2011 in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As of October 29, 2011, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs, real estate taxes and the amortization of lease incentives, totaled $504.9 million.  Total debt and capital lease obligations outstanding as of October 29, 2011 was $42.6 million.  As of October 29, 2011, we had future non-cancelable inventory purchase commitments of $125.2 million. During the first quarter of fiscal 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examination for fiscal years 2009, 2008, 2007, and 2006. There have been no other material changes in contractual obligations outside the ordinary course of business since January 29, 2011.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates.  The critical accounting policies used in the preparation of our consolidated financial statements include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements.  The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

As of October 29, 2011, we had outstanding debt of $15.0 million under our variable rate term loan and $15.0 million under our revolving line of credit.  The impact of a hypothetical 10 percent adverse change in interest rates for our debt would have resulted in an immaterial amount of additional expense for the nine months ended October 29, 2011.

ITEM 4.                                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of October 29, 2011. Based on that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. (“Brighton”) filed a complaint against us alleging, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury in the District Court for the Southern District of California found us liable for copyright and trade dress infringement and a judgment was subsequently entered in the total amount of $8.0 million. We appealed the judgment and the court entered a temporary stay of execution pending the appeal. On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleged copyright infringement of three different Brighton designs.  We settled both of these legal proceedings in July 2011.

ITEM 1A.                         RISK FACTORS

In addition to the other information set forth in this report, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and in other reports we file with the SEC, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results of operations.   The risks described below are not the only risks we face.  Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences that are difficult to predict. The specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our results of operations.

Fiscal 2011 continues to be a transitional year for us as we work to update our style orientation and reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers’ lifestyle and rebuild our underperforming categories. If these changes do not resonate with our customers, our sales, gross margins and results of operations will be adversely affected.

Our inventory levels and merchandise assortments fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, we could be forced to further discount merchandise, which reduces our gross margins, results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.

We may be unable to improve the value of our brand and our failure to do so may adversely affect our business.

Our success is driven by the value of the Coldwater Creek brand. We have recently initiated a comprehensive marketing campaign to restore Coldwater Creek’s brand value, which includes television, national magazine advertising, and online media initiatives. These initiatives are designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. However, if we are not able to improve our brand perception, we may not fully realize the benefits of any improvements to our merchandise assortment and customer experience. If we are not able to improve the value of our brand, our business and results of operations may be adversely affected.

Economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

Consumer spending patterns are highly sensitive to the economic climate and consumer spending continues to be impacted by the high levels of unemployment, foreclosures and declines in home values, stock market volatility, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. We believe these conditions will continue for the remainder of fiscal 2011 and for the foreseeable future. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to further discount our merchandise or sell it at a loss, which would adversely affect revenues, gross margins, earnings and operating cash flows. In addition, higher costs for transportation, raw materials, labor, insurance and healthcare, and other negative economic factors may adversely affect our results of operations.

Our revolving line of credit contains borrowing base and other provisions that may restrict our ability to access it, which could impact our ability to access capital when needed.

The distress in the financial markets has resulted in extreme volatility in securities prices and diminished liquidity and credit availability, which may adversely affect our liquidity. Historically, we have relied on our cash resources and cash flows from operations to fund our operations. We have also used our revolving line of credit to securitize trade letters of credit and, more recently, from time to time for borrowings, both of which reduce the amount of available borrowings. As of October 29, 2011, we had $27.8 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit resulting in $27.2 million available for borrowing under our revolving line of credit. The actual amount of credit that is available from time to time under our revolving line of credit fluctuates greatly and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full. Additionally, our revolving line of credit contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions could cause the revolving line of credit not to be available to us.

Access to additional financing from the capital markets may be limited which could impact our ability to execute our business plan.

If our cash flows from operating activities do not improve substantially compared to recent periods, we may need to raise additional capital to fund our operations. The sale of additional equity securities or convertible debt securities could result in significant dilution to our current stockholders, particularly given our low stock price in recent periods. If we borrow additional amounts under our revolving line of credit or incur other debt, our interest expense will increase and we may be subject to additional covenants that could restrict our operations. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, and our business could be adversely affected.

We may be unable to successfully realize the benefits of our store optimization program.

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our recent business performance and our focus on improving financial results, we have completed an extensive review of the performance of our stores. Based on this review, we have launched a store optimization program, which involves the closure of approximately 35 to 45 underperforming stores prior to the end of fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights and includes the closure of approximately 15 stores in fiscal 2011. In total, when the program is completed, we expect these actions to generate approximately $15 to $20 million in annualized expense reductions and approximately $8 to $12 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.

The success of an individual store location depends largely on the success of the lifestyle center, shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with accuracy. Because we enter into long-term financial commitments when leasing retail store locations, and incur substantial fixed costs for each store’s design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful.

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

We are subject to potentially adverse outcomes in litigation matters, which could adversely affect our business.

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

Our results of operations fluctuate and may be negatively impacted by seasonal influences, particularly during the holiday season.

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

We may be unable to manage the complexities of our multi-channel business model, which could adversely affect our results of operations.

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

We are subject to significant risks associated with our management information systems, which, if not working properly, could adversely affect our results of operations.

We have a number of complex management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. Installing new systems or maintaining and upgrading existing systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers, inability to deliver merchandise to our stores or our customers and our potential inability to meet SEC reporting requirements, any of which would harm our business and may adversely affect our results of operations.

Compromises of our data security could adversely affect our results of operations.

In the ordinary course of our business, we collect and store certain personal information from our customers, employees and vendors, and we process customer payments using payment information.  In addition, business is primarily conducted over the Internet for our direct segment.  We are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions and have taken steps designed to secure our computer systems, which include network firewalls, two-factor authentication and access technology, encryption, and intrusion detection and prevention devices to provide security for processing, transmission and storage of confidential information.  Nevertheless, there can be no assurance that we will not suffer a data compromise.  Attempts to penetrate our computer system could result in misappropriation of personal information, payment information or confidential business information. In addition, an employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.  Risks of attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party specialists.  Any compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customer confidence, and subject us to additional costs and liabilities, which could adversely affect our business and results of operations.

We are required to maintain compliance with Payment Card Industry Data Security Standards (“PCI Standards”), which are common standards for protecting cardholder data.  As part of an overall security program and to meet PCI Standards, we undergo frequent external vulnerability scans and we are reviewed by a third party security assessor.  As PCI Standards change, we may be required to implement additional security measures.  Failure to maintain compliance could violate agreements with major credit card companies and result in significant fines or a loss of credit processing capabilities.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

We may experience difficulties in obtaining sufficient manufacturing capacity from our vendors. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may not be able to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which could result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access credit or concerns vendors or their lenders may have with our creditworthiness may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition, as well as limit the availability under our revolving line of credit. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive air freight charges, which may adversely affect our margins.

Our reliance on foreign vendors subjects us to uncertainties that could impact our costs to source merchandise, delay or prevent merchandise shipments, which could adversely affect our business.

We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 60 percent of the total apparel units purchased during fiscal 2010. Irrespective of our direct sourcing from foreign vendors, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

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

We face substantial competition from other retailers in the women’s apparel industry and if we are unable to compete effectively, our business could be adversely affected.

We face substantial competition from other specialty retailers in the women’s apparel industry and our net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from those of other retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers and, more recently, by declining consumer spending, resulting in increased promotional and competitive activity. We expect this price deflation to continue as a result of the recent expiration of quota restrictions on the importing of apparel into the United States from foreign countries that are members of the World Trade Organization. This price deflation may make it more difficult for us to maintain gross margins and to compete with retailers that have greater purchasing power than we have.

We may be unable to efficiently fill customer orders in our direct segment, which could adversely affect customer satisfaction, our reputation and our business.

If we are unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. We are subject to, among other things:

•                  failures in the efficient and uninterrupted operation of our customer contact center or our sole distribution center in Mineral Wells, West Virginia, including system failures caused by telecommunications systems providers, order volumes that exceed our present telephone or Internet system capabilities, computer viruses, electrical outages, mechanical problems, and human error;

•                  delays or failures in the performance of third parties, such as vendors who supply our merchandise, shipping companies and the U.S. postal and customs services, including delays associated with labor disputes, labor union activity, inclement weather, natural disasters, health epidemics and possible acts of terrorism; and

•                  disruptions or slowdowns in our order processing or fulfillment systems resulting from increased security measures implemented by U.S. customs or from homeland security measures, fire, natural disasters or comparable events.

We have a liberal merchandise return policy and if we experience a greater number of returns than anticipated, our results of operations could be adversely affected.

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

We may be unable to manage significant increases in the costs associated with our catalog business, which could adversely impact our business.

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

Our multi-channel business model may expose us to assessments for unpaid taxes, penalties and interest, which could be substantial.

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

The day spa concept may not be successful and may be abandoned at any time, which could adversely affect our operating results.

We operate the Coldwater Creek ~ The Spa concept in nine locations. To date, our day spas have had a negative impact on our earnings, as we experiment with marketing approaches and gather data regarding the spa business and, in particular, our spa customer. We have no plans to build additional day spas. There is no assurance that the day spa concept will ever be successful.

If we were to abandon the day spa concept, we would be required to write off any remaining net capitalized costs and may incur lease termination costs, which may adversely affect results of operations. Additionally, we may incur impairment charges related to our day spas if there were a continued deterioration in the spas’ results of operations.

If we are unable to protect our trademarks from infringement, our business may be adversely affected.

Our registered trademarks, which include Coldwater Creek® and the stylized Coldwater Creek logo, are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from others infringing upon our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. If we cannot adequately protect our marks or prevent infringement of them, our business and results of operations may be adversely affected.

Because the majority of our cash and cash equivalents are concentrated with one financial institution, we may experience losses on our deposits.

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

The market price for our common stock has fluctuated and has been and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, and timing of retail store openings and closings. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to their operating performance. The reported high and low sale prices of our common stock were $8.75 per share and $2.71 per share, respectively, during fiscal 2010 and $3.11 per share and $0.80 per share, respectively, during the nine months ended October 29, 2011. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our liquidity and access to capital. In addition, price volatility of our common stock may expose us to stockholder litigation which may adversely affect our financial condition, results of operations and cash flows.

We may not be able to maintain our listing on the NASDAQ, which may limit the ability of our stockholders to sell shares of our common stock.

Our common stock is currently listed on the NASDAQ Global Select Market and we are required to meet specified financial requirements to maintain this listing, one of which is that we maintain a minimum closing price of at least $1.00 per share for our common stock. Our common stock has recently traded below $1.00 per share.  If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may be at risk of delisting. Upon receipt of a deficiency notice from NASDAQ we would have 180 days to attempt to regain compliance, such as through a reverse stock split. If we did not regain compliance during this initial period, we may be eligible for an additional 180 day compliance period. To qualify, we would be required to transfer to the NASDAQ Capital Market, meet the listing requirements for that market (with the exception of the minimum closing price requirement) and present a plan to regain compliance with the $1.00 minimum closing price requirement. However, if it appears to the NASDAQ that we will not be able to cure the deficiency, or if we were otherwise not eligible, our common stock would be subject to delisting. While there is a right to appeal the NASDAQ’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing.

We cannot assure you that we can maintain or would be successful in regaining compliance with the minimum price requirements in the future. Delisting, or even the issuance of a notice of potential delisting, could have a material adverse effect on the price of our shares and our ability to issue additional securities or secure financing. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which would adversely affect the market liquidity of our common stock, security analysts’ coverage of us could be reduced and customer, investor, supplier and employee confidence may be diminished.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Dennis Pence, our Chairman of the Board of Directors, CEO and co-founder, beneficially owns, directly and indirectly, 19.0%. Ann Pence, our co-founder, beneficially owns, directly and indirectly, 15.2% of our outstanding common stock. Either Dennis Pence or Ann Pence acting independently would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the Company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 2nd day of December 2011.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Senior Vice-President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice-President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1¡	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation

101.DEF^	XBRL Taxonomy Extension Definition

101.LAB^	XBRL Taxonomy Extension Label

101.PRE^	XBRL Taxonomy Extension Presentation

*	Filed electronically herewith.

¡	Furnished electronically herewith.

^

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.