Form 10-K
period 2012-01-28
COLDWATER CREEK INC
filed 2012-03-16
CIK 1018005

Use these links to rapidly review the document

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the NASDAQ was approximately $116,787,636.

There were 121,693,553 shares of the registrant's $0.01 par value common stock outstanding on March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended January 28, 2012

"We," "us," "our," "Company" and "Coldwater Creek," unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

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

General

Coldwater Creek Inc. is a specialty retailer of women's apparel, accessories, jewelry, and gift items. Founded in 1984 as a catalog company, today we are a multi-channel specialty retailer. Our proprietary merchandise assortment reflects a sophisticated yet relaxed and casual lifestyle. A commitment to providing superior customer service is manifest in all aspects of our business. Our mission is to become one of the premier specialty retailers for women 35 years of age and older by offering our customers a compelling merchandise assortment with superior customer service through all of our sales channels.

References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies and typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year.

Our Multi-Channel Approach

Since the opening of our first premium retail store in November 1999, we have evolved from a direct marketer to a multi-channel specialty retailer. Our merchandise is offered through two distinct operating segments: retail and direct. The retail segment consists of our premium retail stores, outlet stores and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail. Our catalogs are prominently displayed in each premium retail store to encourage customers to continue shopping with us even after they have left our stores. This multi-channel approach also allows us to cross-promote our brand and provides customers with convenient access to our merchandise, regardless of their preferred shopping method. As part of our commitment to superior customer service, we accept returns virtually at any time and for any reason through any channel regardless of the initial point of purchase.

Information regarding segment performance is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K. Additionally, selected financial data for our segments is presented in Note 15, Segment Reporting, to our consolidated financial statements.

Retail Segment

As of January 28, 2012, we operated 363 premium retail stores throughout the United States at an average size of approximately 5,900 square feet per store. We conduct periodic seasonal sales events in our premium retail stores and, beginning in October 2010, we dedicated a full-time sales section within our premium retail stores to clear excess merchandise. Approximately 40 percent of these stores are located in traditional malls, 55 percent in lifestyle centers and 5 percent in street locations. During fiscal 2011 we opened five new stores and closed 15 stores. Approval of new store locations or changes in existing store leases is conducted upon presentation of a collaborative analysis involving our real estate, business intelligence and finance departments. Our real estate department uses its experience and current market knowledge to identify potential locations based upon an overall market plan. Our business intelligence department then analyzes each location by extracting data and information from our own extensive customer database and combining it with external demographic information. Our finance department analyzes, among other things, a store's historical and projected performance trends such as store earnings and cash flows. This comprehensive analysis includes such information as projected sales, average consumer age and income level, buying habits and the retail location of competitors within the same trade area.

As of January 28, 2012, we operated 38 outlet stores at an average size of approximately 6,800 square feet per store. We use outlets to manage excess merchandise transferred from our premium retail stores and to sell products made solely for this channel.

We also operate our Coldwater Creek ~ The Spa concept in nine locations. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products. Our day spas are staffed with experienced professionals in all treatment areas.

Direct Segment

Our direct segment began with the mailing of our first catalog in 1985 and was expanded in 1999 to include our e-commerce business. We use our e-commerce website, www.coldwatercreek.com, to cost-effectively expand our customer base and provide another convenient shopping alternative for customers. The website features the entire full-price merchandise offering found in our catalogs and also serves as an efficient promotional vehicle for the clearance of excess inventory. We continue to take orders from customers over the phone and through the mail using our customer contact center located in Coeur d'Alene, Idaho.

Marketing

Customers are driven to all channels primarily by catalogs, television advertising, e-mail campaigns, online advertising, and loyalty programs. We have an extensive proprietary database of customer information, including customer demographics, purchasing history, and geographic proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this source of information, allowing us to adjust the frequency, timing and content of each marketing program to maximize its benefits.

We seek to present a consistent brand image throughout all of our marketing and promotion activities. Our merchandise is offered through one core catalog title: Coldwater Creek. We continue to evaluate our marketing programs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible. We also use national magazine advertising and postcards targeting specific markets to drive traffic while promoting overall brand awareness. In addition, we participate in cost-per-click search and revenue share-based affiliate programs whereby numerous popular Internet search engines and consumer websites provide direct access to our website.

We offer customer loyalty programs such as onecreek and our co-branded credit card program. The onecreek program benefits include sneak peeks at upcoming trends and new merchandise, onecreek customer service specialists, exclusive onecreek savings and promotions, free shipping on returns, and a special birthday gift. The co-branded credit card program is operated through a third party. Customers who participate in our credit card reward program earn points on purchases made with the credit card at Coldwater Creek and at other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon that is valid towards the purchase of our merchandise. In addition to earning points, all participants in the co-branded credit card program receive exclusive offers throughout the year. These offers have included special discounts, invitations to our shopping events, and periodic opportunities to earn double and triple points.

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

Our product development team translates the overall vision for each season into various product designs, fabrics and prints, indicating the construction and exact specifications for each item. Our team seeks inspiration from their extensive travels, fashion shows, and our direct sourcing team, which provides new fabrics and novelty prints along with product samples from various manufacturers. Our direct sourcing team assists in identifying the appropriate manufacturers to supply each item and in negotiating price and delivery terms.

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

Our apparel is purchased through both domestic importers who procure the merchandise on our behalf and international manufacturers through our direct sourcing program. During fiscal 2011, we had approximately 240 active vendors and our largest individual vendor represented less than 10 percent of our merchandise purchases. We have sourcing offices in Hong Kong and India to assist with product development and production management, as well as monitoring compliance with our code of conduct and monitoring program.

For fiscal 2011, we were the importer of record for approximately 65 percent of our total units of apparel purchased. We believe direct sourcing provides us with more control over the production, quality and transportation logistics of our apparel and results in faster speed to market and lower merchandise costs. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.

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

Distribution Center

We lease a 960,000 square-foot distribution center in Mineral Wells, West Virginia, which fulfills merchandise needs for our retail locations and merchandise sold through our direct channel. We believe that our distribution facility is adequate to provide the capacity required for the foreseeable future.

Seasonality

Our quarterly results and cash flows can fluctuate significantly depending on a number of factors including the particular seasonal fashion lines and customer response to our merchandise offerings, shifts in the timing of certain holidays, including Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, and weather related influences.

Competition

The women's retail apparel market is highly competitive. Competitors range from specialty apparel retail companies such as Chico's FAS, Inc. ("Chico's"), The Talbots, Inc. ("Talbots"), Christopher & Banks Corporation ("Christopher & Banks") and ANN INC., to small single channel catalog, e-commerce and retail store companies. We also compete with national department store chains such as Macy's, Inc., Nordstrom, Inc., Dillard's, Inc. and J.C. Penney Company, Inc., along with discount retailers that offer women's apparel and accessories, such as Kohl's Corporation and Target Corporation.

We believe that we compete principally on the basis of our high-quality, distinctive merchandise selection and exceptional customer service. We also believe that an integrated, multi-channel sales strategy enhances our ability to compete in the marketplace by providing convenient access to our merchandise, regardless of our customers' preferred shopping method.

Employees

As of January 28, 2012, we had approximately 2,600 full-time employees and 4,300 part-time employees. During our peak selling season, which includes the months of November and December, we utilize a substantial number of temporary employees. None of our employees are covered by collective bargaining agreements.

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

Executive Officers of the Registrant

The table below sets forth the name, age and position of our executive officers as of March 12, 2012:

Name	Age	Positions Held
Dennis C. Pence	62	Chairman of the Board of Directors, President and Chief Executive Officer
Jill Brown Dean	55	President, Chief Merchandising Officer
Jerome Jessup	51	President, Chief Creative Officer
James A. Bell	44	Executive Vice President, Chief Operating Officer and Chief Financial Officer
John E. Hayes III	49	Senior Vice President, Human Resources and General Counsel
Mark A. Haley	44	Vice President, Chief Accounting Officer

Executive Officers

Dennis C. Pence co-founded Coldwater Creek in 1984 and has served as a Director since our incorporation in 1988, serving as the Board of Director's Chairman since July 1999 and as its Vice-Chairman prior to that. Mr. Pence has served as our Chief Executive Officer since September 2009, and previously from September 2002 through October 2007 and from 1984 through December 2000. Mr. Pence has also served as our President since September 2009 and from 1984 through 2000. From June 2002 to September 2002, he provided us with his executive management services. From January 2002 to June 2002, Mr. Pence served as our interim Chief Financial Officer and Treasurer. From January 2001 to January 2002, Mr. Pence was semi-retired. Mr. Pence has also served as Chairman of the Board of Director's Executive Committee since its formation in May 2000, a member of the Succession Planning and Management Development committee since November 2007, and as Secretary from July 1998 to February 2009. From April 1999 to December 2000, he was also the President of our Internet Commerce Division. Prior to co-founding Coldwater Creek, Mr. Pence was employed by Sony Corp. of America, a subsidiary of Sony Corporation, a publicly held manufacturer of audio, video, communication, and information technology products, from 1975 to 1983, where his final position was National Marketing Manager—Consumer Video Products.

Jill Brown Dean has served as President and Chief Merchandising Officer since February 2011. Prior to joining Coldwater Creek, Ms. Dean served as President of the Limited Too division of Tween Brands from October 2006 to April 2008. Prior to that, Ms. Dean spent 18 years with Limited Brands, serving as Executive Vice President, General Manager for Victoria's Secret flagship stores from July 2003 to October 2006, as well as President and Chief Executive Officer of Lane Bryant from June 1994 to October 2001. Ms. Dean began her career at Limited Brands in merchandising for the Express division.

Jerome Jessup has served as President and Chief Creative Officer since February 2011, having joined the Company in August 2009 as Executive Vice President, Creative Director. Prior to joining Coldwater Creek, Mr. Jessup ran his own fashion collection and consulting practice for four years. Prior to that, he was the Senior Executive Vice President of Design and Merchandising for ANN INC. Mr. Jessup also spent ten years with The Gap, Inc. ("The Gap"), leading the design and product development functions for Banana Republic, as well as for The Gap, GapKids, babyGap and GapBody divisions.

James A. Bell was appointed Executive Vice President and Chief Operating Officer in January 2012 and continues to serve as Chief Financial Officer. Upon joining the Company, Mr. Bell served as Divisional Vice President of Financial Planning from September 2009 until December 2009. From December 2009 to April 2010, Mr. Bell served as Vice President of Financial Planning. From April 2010 to January 2012, Mr. Bell served as Senior Vice President and Chief Financial Officer. Prior to joining Coldwater Creek, Mr. Bell served from April 2007 to June 2009 as Senior Vice President, Finance and Planning for Harry and David Holdings, Inc. From October 2002 to April 2007, Mr. Bell was Senior Director, Finance at The Gap. Prior to his role at The Gap, Mr. Bell served in various senior finance roles at SmartPipes, Inc., a software company, and in Piper Jaffray's Investment Banking group. Prior to his role at Piper Jaffray, Mr. Bell served in the U.S. Navy for nine years on active duty as a Naval Flight Officer.

John E. Hayes III has served as Senior Vice President, Human Resources and General Counsel since April 2010, having joined the Company in February 2009 as Senior Vice President, General Counsel. In addition, Mr. Hayes served as the Company's interim Chief Financial Officer from November 2009 to April 2010. Prior to joining Coldwater Creek, Mr. Hayes was engaged for 17 years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. While in private practice, Mr. Hayes served as our outside corporate and securities law counsel from 1999 until joining us. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.

Mark A. Haley has served as Vice President and Chief Accounting Officer since October 2011. Upon joining the Company, Mr. Haley served as Vice President and Controller from September 2010 until October 2011. Prior to joining the Company, Mr. Haley served from December 2007 to September 2010 as Senior Director of Financial Reporting for SUPERVALU Inc. From July 1991 through December 2007, Mr. Haley was with Deloitte & Touche LLP, where he served in various roles, including Director, Assurance Services beginning in September 2006.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or deemed immaterial may also adversely affect our business, financial condition, or future results of operations.

We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences. The specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our results of operations.

We continue to update our style orientation and reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers' lifestyle and rebuilding our underperforming categories. If these changes do not resonate with our customers, our sales, gross margins and results of operations will be adversely affected.

Our inventory levels and merchandise assortments fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, we could be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.

We may be unable to improve the value of our brand and our failure to do so may adversely affect our business.

Our success is driven by the value of the Coldwater Creek brand. We are implementing a comprehensive marketing campaign, which includes television, national magazine advertising, and online media initiatives, to restore Coldwater Creek's brand value and to increase traffic to all channels. This campaign is designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we are not able to improve our brand perception, we may not fully realize the benefits of any improvements to our merchandise assortment and customer experience. If we are not able to improve the value of our brand, our business and results of operations may be adversely affected.

Continued material operating losses may require that we obtain additional financing from the capital markets to execute our business plan.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations, or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted. Constraints on liquidity make us vulnerable to further downturns in our business or the general economy and a shortfall would have serious consequences for our business, such as forcing us to curtail our operations. Additionally, lack of capital could restrict our ability to react to changes in our business or to take advantage of opportunities as they arise, including opportunities designed to accelerate our turnaround. For these reasons we may access the capital markets for additional debt or equity financing. If we borrow additional amounts under our revolving line of credit or incur other debt, our interest expense will increase and we may be subject to additional covenants that could restrict our operations. The sale of additional equity securities or convertible debt securities could result in significant dilution to our current stockholders, particularly given our low stock price in recent periods. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.

Our revolving line of credit contains borrowing base and other provisions that may restrict our ability to access it, which could impact our ability to access capital when needed.

Historically, we have relied on our cash resources and cash flows from operations to fund our operations. We have also used our revolving line of credit to secure trade letters of credit and from time to time for borrowings, both of which reduce the amount available for borrowing. The actual amount of credit that is available from time to time under our revolving line of credit fluctuates greatly and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, the amount needed may not be available in full. Additionally, our revolving line of credit contains covenants related to capital expenditure levels and minimum inventory book value, and other customary matters. Our failure to comply with the covenants, terms and conditions could cause the revolving line of credit not to be available to us. As of January 28, 2012, the revolving line of credit was limited to a borrowing base of $68.8 million and we had $21.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $31.9 million available for borrowing under our revolving line of credit.

We may be unable to successfully realize the benefits of our store optimization program.

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our business performance and our focus on improving financial results, we are executing a store optimization program based on an ongoing review of the performance of our premium stores. As a result, we closed 15 premium stores in fiscal 2011 and expect to close approximately 20 to 30 additional underperforming stores prior to the end of fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $15 to $20 million in annualized expense reductions and approximately $8 to $12 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.

Economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.

Consumer spending patterns are highly sensitive to the economic climate and consumer spending continues to be impacted by the high levels of unemployment, foreclosures and declines in home values, stock market volatility, restrictions on the availability of credit, volatile energy and food costs, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. We believe these conditions will continue for the foreseeable future. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to further discount our merchandise or sell it at a loss, which would adversely affect our results of operations. In addition, higher costs for transportation, raw materials, labor, insurance and healthcare, and other negative economic factors may adversely affect our results of operations.

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.

The success of an individual store location is dependent on the success of the lifestyle center, shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with accuracy. Because we enter into long-term financial commitments when leasing retail store locations and incur substantial fixed costs for each store's design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful.

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

  •
  the ability to accurately estimate and accrue for merchandise returns and the costs of inventory disposition;

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

In the ordinary course of our business, we collect and store certain personal information from our customers, employees and vendors, and we process customer payments using payment information. In addition, business is primarily conducted over the Internet for our direct segment. In order to reduce our vulnerability to computer viruses, physical and electronic break-ins, and similar disruptions, we have taken steps designed to secure our computer systems, which include network firewalls, two-factor authentication and access technology, encryption, and intrusion detection and prevention devices to provide security for processing, transmission and storage of confidential information. Nevertheless, there can be no assurance that we will not suffer a data compromise. Attempts to penetrate our computer system could result in misappropriation of personal information, payment information or confidential business information. In addition, an employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Risks of attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party specialists. Any compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customer confidence, and subject us to additional costs and liabilities, which could adversely affect our business and results of operations.

We are required to maintain compliance with Payment Card Industry Data Security Standards ("PCI Standards"), which are common standards for protecting cardholder data. As part of an overall security program and to meet PCI Standards, we undergo frequent external vulnerability scans and we are reviewed by a third party security assessor. As PCI Standards change, we may be required to implement additional security measures. Failure to maintain compliance could violate agreements with major credit card companies and result in significant fines or a loss of credit processing capabilities.

We depend on key vendors for timely and effective sourcing and delivery of our merchandise. If these vendors are unable to timely fill orders or meet quality standards, we may lose customer sales and our reputation may suffer.

We may experience difficulties in obtaining sufficient manufacturing capacity from our vendors. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may not be able to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements are secured. These delays could result in lost sales and a decline in customer satisfaction. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which could result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access credit or concerns vendors or their lenders may have with our creditworthiness may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition, as well as limit the availability under our revolving line of credit. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive air freight charges, which may adversely affect our margins.

Our reliance on foreign vendors subjects us to uncertainties that could impact our costs to source merchandise, delay or prevent merchandise shipments, which could adversely affect our business.

We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 65 percent of the total apparel units purchased during fiscal 2011. Irrespective of our direct sourcing from foreign vendors, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

  •
  burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulations, as well as credit assurances we are required to provide to foreign vendors;

  •
  declines in the relative value of the U.S. dollar to foreign currencies;

  •
  volatile labor, fuel, energy and raw material costs, such as recent increases in the cost of cotton;

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

We face substantial competition from other retailers in the women's apparel industry and if we are unable to compete effectively, our business could be adversely affected.

We face substantial competition from other specialty retailers in the women's apparel industry and our net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from those of other retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers and, more recently, by declining consumer spending, resulting in increased promotional and competitive activity. This competitive environment may make it more difficult to pass on product cost increases to our customers and to compete with retailers that have greater purchasing power, which may result in lower gross margins.

We may be unable to efficiently fill customer orders in our direct segment, which could adversely affect customer satisfaction, our reputation and our business.

If we are unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. We are subject to, among other things:

  •
  failures in the efficient and uninterrupted operation of our customer contact center or our distribution center, including system failures caused by telecommunications systems providers, order volumes that exceed our present telephone or Internet system capabilities, computer viruses, electrical outages, mechanical problems, and human error;

  •
  delays or failures in the performance of third parties, such as vendors who supply our merchandise, shipping companies and the U.S. postal and customs services, including delays associated with labor strikes or slowdowns, adverse weather conditions, or health epidemics; and

  •
  disruptions or slowdowns in our order processing or fulfillment systems resulting from increased security measures implemented by U.S. customs or from homeland security measures, fire, natural disasters or comparable events.

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

Our multi-channel business model subjects us to taxes in numerous jurisdictions, including state and local income, franchise, payroll, and sales and use tax. We collect and remit these taxes in any jurisdiction in which we have a physical presence. While we believe we have appropriately paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ from state to state. In the past, some taxing jurisdictions have assessed additional taxes and penalties on us, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.

Additionally, changes in state and local tax laws, such as temporary changes associated with "tax holidays" and other programs, require us to make continual changes to our collection and reporting systems that may relate to only one taxing jurisdiction. If we fail to update our collection and reporting systems in response to these changes, any over collection or under collection of taxes could subject us to interest and penalties, as well as private lawsuits and damage to our reputation.

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

Our registered trademarks, which include Coldwater Creek® and the stylized Coldwater Creek logo, are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from others infringing upon our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. If we cannot adequately protect our trademarks or prevent infringement of them, our business and results of operations may be adversely affected.

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

The market price for our common stock has fluctuated and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, and timing of retail store openings and closings. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to their operating performance. The reported high and low closing prices of our common stock during fiscal 2011 were $3.07 per share and $0.82 per share, respectively. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our liquidity and access to capital. In addition, price volatility of our common stock may expose us to stockholder litigation which may adversely affect our financial condition, results of operations and cash flows.

We may not be able to maintain our listing on the NASDAQ, which may limit the ability of our stockholders to sell shares of our common stock.

Our common stock is currently listed on the NASDAQ Global Select Market and we are required to meet specified financial requirements to maintain this listing, one of which is that we maintain a minimum closing price of at least $1.00 per share for our common stock. Our common stock has recently traded below $1.00 per share. If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may be at risk of delisting. We cannot be assured that we can maintain or would be successful in regaining compliance with the minimum price requirements in the future. Delisting, or even the issuance of a notice of potential delisting, could have a material adverse effect on the price of our shares and our ability to issue additional securities or secure financing. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which would adversely affect the market liquidity of our common stock, security analysts' coverage of us could be reduced and customer, investor, supplier and employee confidence may be diminished.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Dennis Pence, our Chairman of the Board of Directors, CEO and co-founder, beneficially owns, directly and indirectly, 18.6% of our outstanding common stock. Ann Pence, our co-founder, beneficially owns, directly and indirectly, 14.9% of our outstanding common stock. Either Dennis Pence or Ann Pence acting independently would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the Company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

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

  •
  authorizing the Board of Directors to designate and issue "blank check" preferred stock;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The general location, use and approximate size of our principal properties as of January 28, 2012 are as follows:

Facility	Address	Owned/ Leased	Approximate Size
Corporate Offices(a)	Sandpoint, Idaho	Owned	250,000 sq. ft.
Distribution Center	Mineral Wells, West Virginia	Leased	960,000 sq. ft.
Customer Contact Center	Coeur d'Alene, Idaho	Leased	69,000 sq. ft.
Foreign Sourcing Offices	Hong Kong and Delhi, India	Leased	17,000 sq. ft.
New York Design Studio	New York City, New York	Leased	20,000 sq. ft.
363 Premium Retail Stores(b)	Various U.S. locations	Leased	2,165,000 sq. ft.
38 Outlet Stores(c)	Various U.S. locations	Leased	259,000 sq. ft.
9 Day Spas(d)	Various U.S. locations	Leased	49,000 sq. ft.

(a)
Our corporate offices include approximately 156,000 square feet of administrative office space and approximately 94,000 square feet occupied by our employee fitness center, spa, virtual retail stores, photo studio, and employee training center.

(b)
Our premium retail stores average approximately 5,900 square feet in size per store. The base term of our premium retail store leases is generally ten years. Store count includes 362 premium retail stores and one flagship store located in Manhattan, New York.

(c)
Our outlet stores average approximately 6,800 square feet in size per store. The base term of our outlet store leases is generally five years.

(d)
Our day spas average approximately 5,400 square feet in size per spa. The base term of our day spa leases is generally ten years.

We believe that our corporate offices, distribution center and customer contact center will meet our operational needs for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

See Note 13, Commitments and Contingencies, to our consolidated financial statements.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has been quoted on the NASDAQ Stock Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 12, 2012, we had 6,395 stockholders of record and 121,693,553 shares of common stock, $0.01 par value per share, outstanding.

The following table sets forth the high and low sales prices for our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal 2011:
First Quarter	$3.11	$2.28
Second Quarter	$3.07	$1.21
Third Quarter	$1.83	$0.80
Fourth Quarter	$1.21	$0.81
Fiscal 2010:
First Quarter	$8.75	$4.22
Second Quarter	$7.37	$3.13
Third Quarter	$5.89	$3.27
Fourth Quarter	$3.58	$2.71

We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future. In addition, the payment of dividends is subject to certain restrictions under our Amended and Restated Credit Agreement.

Performance Graph

The following graph compares the cumulative five-year total return to stockholders on Coldwater Creek Inc.'s common stock to the cumulative total returns of the NASDAQ Composite Index and a customized peer group of the following four companies: Chico's, Talbots, Christopher & Banks, and ANN INC. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Coldwater Creek Inc., the NASDAQ Composite Index, and a Peer Group

*
$100 invested on 2/3/07 in stock or 1/31/07 in index, including reinvestment of dividends.
Index calculated on month-end basis.

	Base Period	Indexed Returns for the Fiscal Years Ended
	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012
Company/Index:
Coldwater Creek Inc.	$100.00	$36.77	$14.75	$23.33	$15.32	$4.71
NASDAQ Composite	$100.00	$97.07	$60.02	$87.95	$111.84	$116.36
Peer Group	$100.00	$56.17	$16.13	$50.36	$49.68	$48.82

The information required by this item concerning equity compensation plans is incorporated by reference to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of the Company's future results of operations or financial condition. Refer to our "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 28, 2012(a)(b)	January 29, 2011	January 30, 2010(c)	January 31, 2009	February 2, 2008
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands except per share, average square feet per store and store count data)
Statement of Operations Data:
Net sales	$773,021	$981,101	$1,038,581	$1,024,221	$1,151,472
Gross profit	$229,328	$307,285	$334,281	$350,560	$450,183
Net loss	$(99,694)	$(44,111)	$(56,132)	$(25,963)	$(2,488)
Net loss per common share—Basic and diluted	$(0.99)	$(0.48)	$(0.61)	$(0.29)	$(0.03)
Weighted average common shares outstanding—Basic and diluted	100,261	92,316	91,597	91,037	92,801
Cash dividends declared per common share	—	—	—	—	—
Selected Segment Data:
Net sales:
Retail	$595,192	$732,430	$782,429	$751,352	$775,082
Direct	$177,829	$248,671	$256,152	$272,869	$376,390
Segment operating income (loss):
Retail	$(1,797)	$27,083	$37,479	$30,396	$76,585
Direct	24,017	40,483	41,837	42,108	55,878

Total segment operating income	22,220	67,566	79,316	72,504	132,463
Unallocated corporate and other	(118,380)	(110,945)	(124,494)	(118,716)	(143,132)

Loss from operations	$(96,160)	$(43,379)	$(45,178)	$(46,212)	$(10,669)

Selected Operating Data:
Total catalogs mailed	58,757	83,125	91,365	85,950	128,551
Average premium retail store size in square feet	5,900	5,900	5,900	5,900	5,800
Balance Sheet Data:
Cash and cash equivalents	$51,365	$51,613	$84,650	$81,230	$62,479
Inventory	$131,975	$156,481	$161,546	$135,376	$139,993
Working capital	$54,222	$81,846	$98,885	$92,989	$115,750
Total assets	$413,115	$506,723	$583,523	$628,627	$624,259
Total debt and capital lease obligations	$42,310	$13,037	$13,338	$15,040	$15,408
Stockholders' equity	$116,413	$193,009	$235,561	$282,496	$301,863
Premium Retail Store Count:
Beginning of the fiscal year.	373	356	348	306	240
Opened during the period	5	19	8	42	66
Closed during the period	15	2	—	—	—

End of the fiscal year	363	373	356	348	306

(a)
Net sales for fiscal 2011 included $11.8 million of a cumulative one-time adjustment reflecting a change in our estimate of gift card breakage as we began to recognize income from gift card breakage when the likelihood of redemption is considered remote and for the estimated non-escheatable amount. Prior to fiscal 2011, we only recognized income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions.

(b)
On October 24, 2011, we completed an underwritten public offering of 28.9 million shares of our common stock. We received net proceeds from the offering of $22.9 million after deducting underwriting discounts and commissions and offering expenses.

(c)
During fiscal 2009, we recorded a $24.4 million non-cash income tax charge, or $0.27 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more-likely-than-not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than projected future performance. Consequently, based on available evidence, in particular our historical cumulative losses, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance does not preclude us from utilizing the full amount of the deferred tax asset in future profitable periods.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report are as of the date such report is filed with the SEC, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview

We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. Fiscal 2011, fiscal 2010 and fiscal 2009 each consisted of 52 weeks.

Executive Summary

Net sales decreased to $773.0 million for fiscal 2011 compared to $981.1 million for fiscal 2010. This 21.2 percent decrease in net sales was primarily driven by a 22.5 percent decrease in comparable premium retail store sales(1) in our retail segment and a decrease of 28.9 percent in our direct segment net sales, offset by $11.8 million of a cumulative one-time adjustment reflecting a change in our estimate of gift card breakage.

Gross profit for fiscal 2011 was $229.3 million, or 29.7 percent of net sales, compared to $307.3 million, or 31.3 percent of net sales, for fiscal 2010. The decline in gross profit margin was primarily due to the deleveraging of fixed expenses given the lower sales, partially offset by higher merchandise margins and the benefit resulting from the cumulative one-time adjustment for gift card breakage income.

Selling, general and administrative expenses ("SG&A") for fiscal 2011 were $320.3 million, or 42.1 percent of net sales, compared to $346.7 million, or 35.3 percent of net sales, for fiscal 2010. The decrease in SG&A dollars was primarily due to lower employee related expenses, occupancy expenses, and variable and fixed operating expenses, partially offset by higher marketing expenses.

Net loss for fiscal 2011 was $99.7 million, or $0.99 per share, on 100.3 million weighted average shares outstanding, compared to a net loss of $44.1 million, or $0.48 per share, on 92.3 million weighted average shares outstanding for fiscal 2010. The number of shares versus the prior year period reflects the partial impact of the sale of 28.9 million shares of our common stock on October 24, 2011. Net loss for fiscal 2011 included the impact of a cumulative one-time adjustment reflecting the change in estimate for gift card breakage income of $11.8 million, or $0.12 per share, and $5.2 million of non-cash impairment charges, or $0.05 per share, related to certain retail store assets. Results in fiscal 2010 include $3.9 million of non-cash impairment charges, or $0.04 per share, related to certain retail store assets and technology investments.

We ended fiscal 2011 with $51.4 million in cash and cash equivalents compared to $51.6 million at the end of fiscal 2010. As of January 28, 2012, we had $15.0 million of outstanding borrowings under our revolving line of credit. Working capital was $54.2 million at the end of fiscal 2011, compared to $81.8 million at the end of fiscal 2010. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined 24.3 percent at the end of fiscal 2011 compared to fiscal 2010. Total inventory decreased 15.7 percent to $132.0 million at the end of fiscal 2011 from $156.5 million at the end of fiscal 2010.

Company Initiatives

For fiscal 2012, we are focused on completing the initiatives that we believe are necessary to move the business beyond the turnaround phase and return to growth. We expect to demonstrate steady improvements in sales productivity and progress toward profitability through the course of fiscal 2012 as we emphasize three strategic priorities, including 1) continuing to evolve and elevate our merchandise, 2) strengthening our brand messaging, and 3) improving our marketing effectiveness to drive increased traffic to all channels.

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

The first priority is to continue to evolve our product assortment to offer more compelling, unique fashions by offering a lifestyle focused collection that will enable us to broaden the product appeal, improve inventory productivity, and strengthen our supply chain capabilities.

The second priority is to refine the Coldwater Creek brand messaging to enable us to expand our customer base. The brand messaging will highlight what makes Coldwater Creek unique, such as our distinctive looks, expressive colors, and fashion-right offerings. In the retail stores, the focus is on creating stronger key item and fashion story messages that are impactful, drive traffic, and elevate the brand. In the direct channel, the catalog will continue to evolve to reflect a more elevated look and layout, and the on-line channel will provide enhanced content and functionality.

The third priority is to improve overall traffic levels in all channels. In fiscal 2012, we plan to extend the reach and quality of our advertising platforms by developing differentiated, creative campaigns designed to extend the brand to new customers by utilizing a combination of print, on-line, and television advertising. In fiscal 2012, we also plan to expand our location-based marketing programs. As part of this initiative, we recently launched the next generation Coldwater Creek loyalty program. Over the course of fiscal 2012, we plan to add enhanced functionality to our e-commerce platform, continue to develop and evolve tablet and mobile applications, and improve the integration of our on-line and in-store shopping experience by providing customers with a view to product availability in stores.

As part of our ongoing store optimization plan that we announced earlier in fiscal 2011, we closed 15 premium retail stores in fiscal 2011 and we plan to close approximately 15 premium retail stores in fiscal 2012. We are on track to meet our expectations of closing between 35 and 45 stores between fiscal 2011 and fiscal 2013.

Outlook

We have made significant changes to both people and processes over the past two years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. During the fourth quarter of fiscal 2011, we began to see the benefits of these investments in the form of significantly higher merchandise margins and meaningful improvements in comparable premium retail store sales trends, which gives us confidence that we are moving in the right direction.

We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance.

We remain committed to disciplined management of expenses and inventory and expect to reduce SG&A year-over-year by $8.0 million to $10.0 million in fiscal 2012, taking into account that fiscal 2012 has 53 weeks. Also for fiscal 2012, we expect capital expenditures to be $12.0 million to $16 million and depreciation and amortization expense to be approximately $52.0 million.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Highlights of results of operations for fiscal years ended January 28, 2012 and January 29, 2011 are as follows:

	Fiscal Year Ended
	January 28, 2012	% of net sales	January 29, 2011	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$595,192	77.0%	$732,430	74.7%	$(137,238)	(18.7)%
Direct	177,829	23.0	248,671	25.3	(70,842)	(28.5)

	773,021	100.0	981,101	100.0	(208,080)	(21.2)
Cost of sales	543,693	70.3	673,816	68.7	(130,123)	(19.3)

Gross profit	229,328	29.7	307,285	31.3	(77,957)	(25.4)
Selling, general and administrative expenses	320,272	41.4	346,733	35.3	(26,461)	(7.6)
Loss on asset impairments	5,216	0.7	3,931	0.4	1,285	32.7

Loss from operations	(96,160)	(12.4)	(43,379)	(4.4)	(52,781)	121.7
Interest expense, net, and other	1,815	0.2	830	0.1	985	118.7

Loss before income taxes	(97,975)	(12.6)	(44,209)	(4.5)	(53,766)	121.6
Income tax provision (benefit)	1,719	(0.3)	(98)	(0.0)	1,817	*

Net Loss	$(99,694)	(12.9)%	$(44,111)	(4.5)%	$(55,583)	126.0%

Net loss per common share—Basic and Diluted	$(0.99)		$(0.48)
Effective income tax rate	(1.8)%		0.2%

*
Percentage comparisons for changes between positive and negative values are not considered meaningful.

Net Sales

The $137.2 million decrease in retail segment net sales for fiscal 2011 as compared to fiscal 2010 is primarily due to a decrease in comparable premium retail store sales of 22.5 percent, reflecting a 15.3 percent decline in comparable traffic, a 7.5 percent decline in units per transaction, and a 7.1 percent decline in comparable conversion, while our comparable average unit retail increased 5.1 percent. Offsetting the decrease in comparable premium retail store sales is $10.7 million of the retail segement's portion of the cumulative one-time adjustment for gift card breakage income. Retail segment net sales were also negatively impacted by a decrease of $6.8 million in net sales from outlet stores during fiscal 2011 as compared to the fiscal 2010.

The $70.8 million decrease in direct segment net sales during fiscal 2011 as compared to fiscal 2010 is primarily the result of a decrease in order volume of 29.3 percent while our average unit retail increased 6.5 percent. Contributing to the decrease in order volume is a shift in clearance sales from our direct segment to our retail segment with the introduction of our full-time sale section in our premium retail stores. Offsetting the decrease in direct segment net sales is $1.1 million of the direct segment's portion of the cumulative one-time adjustment for gift card breakage income. Direct segment net sales were also negatively impacted by a decrease of $6.8 million in shipping revenue during fiscal 2011 as compared to fiscal 2010.

Comparable premium retail store sales by quarter are as follows:

	Percentage increase (decrease)		Comparable Premium Retail Store Base
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
First Quarter	(27.5)%	1.0%	349	324
Second Quarter	(30.6)%	4.8%	341	343
Third Quarter	(19.8)%	(20.1)%	342	344
Fourth Quarter	(11.4)%	(20.5)%	342	351

Gross Profit

Gross profit margin decreased by 1.6 percentage points during fiscal 2011 as compared to fiscal 2010, which included a 1.1 percentage point benefit resulting from the cumulative one-time adjustment for gift card breakage income. Gross profit margin was negatively impacted by the deleveraging of fixed expenses of 3.9 percentage points, primarily retail occupancy expenses, given the lower sales, offset by improvement in merchandise margins of 1.3 percentage points.

Selling, General and Administrative Expenses

SG&A decreased $26.5 million during fiscal 2011 as compared to fiscal 2010, primarily driven by decreased employee related expenses, occupancy expenses, and variable and fixed operating expenses. These decreases were partially offset by an increase in marketing expenses primarily due to our national television campaign. As a percent of net sales, SG&A increased by 6.1 percentage points for fiscal 2011 as compared to fiscal 2010, primarily driven by lower net sales, partially offset by our continued efforts to control expenses.

Loss on Asset Impairment

During fiscal 2011, we recorded impairment charges of $5.2 million related to certain long-lived assets, primarily premium store leasehold improvements. During fiscal 2010, we recorded impairment charges of $3.9 million related to certain long-lived assets, primarily premium store leasehold improvements and certain computer software.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Fiscal Year Ended
	January 28, 2012	% of segment sales	January 29, 2011	% of segment sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(1,797)	(0.3)%	$27,083	3.7%	*%
Direct	24,017	13.5	40,483	16.3	(40.7)

Segment operating income	22,220		67,566		(67.1)
Unallocated corporate and other	(118,380)		(110,945)		6.7

Loss from operations	$(96,160)		$(43,379)		121.7

*
Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for fiscal 2011 as compared to fiscal 2010 decreased by 4.0 percentage points, which included a 2.3 percentage point benefit resulting from the cumulative one-time adjustment for gift card breakage income. The retail segment operating rate was negatively impacted by deleveraging of occupancy expenses and employee related expenses of 4.4 and 3.4 percentage points, respectively, offset by improvement in merchandise margins.

Direct segment operating income rate expressed as a percent of direct segment sales for fiscal 2011 as compared to fiscal 2010 decreased by 2.8 percentage points. The direct segment operating income rate was negatively impacted by a 1.7 percentage point decline due to the deleveraging of marketing expenses and employee related expenses, offset by improvement in merchandise margins.

Unallocated corporate and other expenses increased $7.4 million for fiscal 2011 as compared to fiscal 2010 due to an increase in marketing expenses primarily related to our national brand marketing campaign, partially offset by decreases in corporate support costs and employee related expenses.

Interest Expense, Net, and Other

The increase in interest expense, net, and other for fiscal 2011 as compared to fiscal 2010 is primarily the result of lower other income and higher interest expense due to higher amounts of debt outstanding.

Income Tax Provision (Benefit)

The income tax provision (benefit) for fiscal 2011 and 2010 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets and various state taxation requirements.

Fiscal 2010 Compared to Fiscal 2009

Highlights of results of operations for fiscal years ended January 29, 2011 and January 30, 2010 are as follows:

	Fiscal Year Ended
	January 29, 2011	% of net sales	January 30, 2010	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$732,430	74.7%	$782,429	75.3%	$(49,999)	(6.4)%
Direct	248,671	25.3	256,152	24.7	(7,481)	(2.9)

	981,101	100.0	1,038,581	100.0	(57,480)	(5.5)
Cost of sales	673,816	68.7	704,300	67.8	(30,484)	(4.3)

Gross profit	307,285	31.3	334,281	32.2	(26,996)	(8.1)
Selling, general and administrative expenses	346,733	35.3	378,852	36.5	(32,119)	(8.5)
Loss on asset impairments	3,931	0.4	607	0.1	3,324	547.6

Loss from operations	(43,379)	(4.4)	(45,178)	(4.3)	1,799	(4.0)
Interest expense, net and other	830	0.1	797	0.1	33	4.1

Loss before income taxes	(44,209)	(4.5)	(45,975)	(4.4)	1,766	(3.8)
Income tax provision (benefit)	(98)	(0.0)	10,157	1.0	(10,255)	*

Net loss	$(44,111)	(4.5)%	$(56,132)	(5.4)%	$12,021	(21.4)%

Net loss per common share—Diluted	$(0.48)		$(0.61)
Effective income tax rate	0.2%		(22.1)%

*
Percentage comparisons for changes between positive and negative values are not considered meaningful.

Net Sales

The $50.0 million decrease in retail segment net sales for fiscal 2010 as compared with fiscal 2009 is primarily due to an 8.5 percent decrease in comparable premium retail store sales, driven by a decline in comparable premium retail store traffic of 8.7 percent and a 0.5 percentage point decrease in comparable premium retail store conversion rate, partially offset by an increase of 1.2 percent in realized average unit retail and the impact of new stores.

Also contributing to the decrease in retail segment net sales during fiscal 2010 as compared with fiscal 2009 was a $0.8 million decrease in net sales from outlet stores. These decreases were partially offset by increases of $1.1 million and $0.1 million in co-branded credit card program revenue and net sales from our day spas, respectively, during fiscal 2010 as compared with fiscal 2009.

Comparable premium retail store sales by quarter are as follows:

	Percentage increase (decrease)		Comparable Premium Retail Store Base
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
First Quarter	1.0%	(18.6)%	324	273
Second Quarter	4.8%	(10.2)%	343	300
Third Quarter	(20.1)%	14.4%	344	307
Fourth Quarter	(20.5)%	8.9%	351	315

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

Gross Profit

The gross profit rate decreased by 0.9 percentage points during fiscal 2010 as compared to fiscal 2009. The gross profit rate was negatively impacted by deleveraging of our retail occupancy costs and higher buying and distribution costs of 0.9 percentage points and 0.7 percentage points, respectively. These decreases in gross profit rate were offset by a 0.6 percentage point increase attributable to higher initial merchandise markups, which was partially offset by increases in promotional discounts and our markdown rate. The gross margin rate was also impacted by lower shipping and handling costs of 0.1 percentage points due to lower direct sales.

Selling, General and Administrative Expenses

SG&A decreased $32.1 million during fiscal 2010 as compared with fiscal 2009, primarily driven by decreased employee-related expenses, marketing expenses and other fixed and variable costs. As a percentage of net sales, SG&A decreased by 1.2 percentage points in fiscal 2010 as compared with fiscal 2009. This decrease in SG&A rate was primarily the result of a 0.6 percentage point decrease in employee expenses and a 0.7 percentage point decrease in other fixed and variable costs, partially offset by deleveraging of marketing costs of 0.1 percentage points. The decrease in employee-related expenses and other fixed and variable costs as a percentage of sales is primarily the result of our continued efforts to control expenses. Employee-related expenses during fiscal 2009 included separation agreement charges of $6.0 million. The decrease in marketing expense was driven by decreased catalog circulation and magazine advertising.

Loss on Asset Impairment

During fiscal 2010, we recorded impairment charges of $3.9 million related to certain long-lived assets, primarily premium store leasehold improvements and certain computer software. During fiscal 2009, we recorded impairment charges of $0.6 million related to leasehold improvements and furniture and fixtures at certain premium retail store locations.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Fiscal Year Ended
	January 29, 2011	% of segment sales	January 30, 2010	% of segment sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$27,083	3.7%	$37,479	4.8%	(27.7)%
Direct	40,483	16.3	41,837	16.3	(3.2)

Segment operating income	67,566		79,316		(14.8)
Unallocated corporate and other	(110,945)		(124,494)		(10.9)

Loss from operations	$(43,379)		$(45,178)		(4.0)

Retail segment operating income rate expressed as a percentage of retail segment sales for fiscal 2010 as compared with fiscal 2009 decreased by 1.1 percentage points. Retail segment operating income was negatively impacted by deleveraging of occupancy expenses, employee related expenses and marketing expenses of 1.4, 0.7 and 0.3 percentage points, respectively. In addition, impairment charges related to leasehold improvements at certain premium retail store locations decreased operating income by 0.4 percentage points. These decreases were offset by a 1.5 percentage point increase in merchandise margins attributable to higher merchandise markups, partially offset by increased promotional discounts. Also, reductions to other fixed and variable costs increased operating income by 0.2 percentage points.

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

Unallocated corporate and other expenses decreased $13.5 million in fiscal 2010 as compared to fiscal 2009 due to a decrease in marketing expenses, primarily as a result of decreased national magazine advertising campaigns, and decreases in employee related expenses and corporate support costs.

Interest Expense, Net, and Other

The increase in interest expense, net and other for fiscal 2010 as compared with fiscal 2009 was primarily the result of an increase in interest expense on our capital lease and other financing obligations.

Income Tax Provision (Benefit)

The tax benefit for fiscal 2010 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets. The provision for income taxes of $10.2 million in fiscal 2009 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets.

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

Liquidity and Capital Resources

On October 24, 2011, we completed an underwritten public offering of 28.9 million shares of our common stock. We received net proceeds from the offering of $22.9 million after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering are used for working capital and other capital expenditures, including investments in our marketing strategy and supply chain, as well as other general corporate purposes.

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to

$70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in our Sandpoint, Idaho corporate offices and certain other assets. The amount available under the $70.0 million revolving line of credit remains unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15.0 million, which if granted would result in a total of up to $85.0 million available, exclusive of the term loan. As of January 28, 2012, the revolving line of credit was limited to a borrowing base of $68.8 million and we had $21.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $31.9 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.56% as of January 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 1.75% as of January 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount. The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.31% as of January 28, 2012.

The Credit Agreement has restrictive covenants with respect to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit. We were in compliance with all covenants for all periods presented.

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

Net cash used in operating activities was $44.2 million and $1.0 million during fiscal 2011 and 2010, respectively, compared to net cash provided by operating activities of $24.6 million during fiscal 2009. The $43.2 million decrease in cash flows from operating activities during fiscal 2011 as compared with fiscal 2010 resulted primarily from the increased net loss offset by changes in our operating assets and liabilities. The $25.6 million decrease in cash flows from operating activities during fiscal 2010 as compared with fiscal 2009 resulted primarily from decreased net sales and gross margins as well as a decrease in tax refunds received of $8.5 million. We also experienced decreases of $6.3 million and $3.2 million in cash collected on tenant allowances and fees collected from the co-branded credit card program, respectively. These decreases were offset by lower operating expenses.

Net cash used in investing activities principally consisted of cash outflows for capital expenditures which totaled $8.9 million, $31.1 million and $21.7 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Capital expenditures during fiscal 2011 primarily related to leasehold improvements and furniture and fixtures associated with the opening of five additional premium retail stores, the remodeling of certain existing stores and the continued development of our IT infrastructure. Capital expenditures in fiscal 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of 19 additional premium retail stores, four outlet stores and to a lesser extent the remodeling of certain existing stores and the expansion of our IT and distribution infrastructure. Capital expenditures in fiscal 2009 primarily related to leasehold improvements and furniture and fixtures associated with the opening of eight additional premium retail stores, two outlet stores, two premium retail stores under construction, the remodeling of certain existing stores, the relocation of our New York design office, and the expansion of our IT and distribution infrastructure.

Net cash provided by financing activities was $51.8 million during fiscal 2011 compared to net cash used in financing activities of $1.9 million and $0.5 million during fiscal 2010 and 2009, respectively. The cash inflows during fiscal 2011 were primarily derived from proceeds of $22.9 million from our stock offering, net of underwriting discounts and commissions and offering expenses, borrowings of $15.0 million on our revolving line of credit in the third quarter of fiscal 2011, and proceeds from our $15.0 million term loan obtained in the second quarter of fiscal 2011. Net cash outflows during fiscal 2011, 2010 and 2009 were primarily due to payments on our capital lease and other financing obligations.

As a result of the foregoing, we had $54.2 million in working capital at January 28, 2012 compared with $81.8 million in working capital at January 29, 2011. Our current ratio was 1.36 at January 28, 2012 compared with 1.50 at January 29, 2011. As of January 28, 2012, we had $15.0 million outstanding under our revolving line of credit.

We plan to limit new store openings to one premium retail store and one outlet store in fiscal 2012, and will continue to evaluate real estate opportunities to improve the efficiency of our store base, including the potential of relocating stores to more favorable locations and reducing overall store size. In line with our store optimization program announced during fiscal 2011, we expect to close approximately 15 premium retail stores in fiscal 2012. Capital expenditures for fiscal 2012 are expected to be between $12.0 million and $16.0 million.

Historically, we have relied on our cash resources and cash flows from operations to fund our operations. We have also used our revolving line of credit to secure trade letters of credit and from time to time for borrowings, both of which reduce the amount available for borrowing. The actual amount of credit that is available from time to time under our revolving line of credit fluctuates and is limited to the borrowing base amount. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations, or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted. Constraints on liquidity make us vulnerable to further downturns in our business or the general economy and a shortfall would have serious consequences for our business, such as forcing us to curtail our operations. Additionally, lack of capital could restrict our ability to react to changes in our business or to take advantage of opportunities as they arise, including opportunities designed to accelerate our turnaround. For these reasons we may access the capital markets for additional debt or equity financing. If we borrow additional amounts under our revolving line of credit or incur other debt, our interest expense will increase and we may be subject to additional covenants that could restrict our operations. The sale of additional equity securities or convertible debt securities could result in significant dilution to our current stockholders, particularly given our low stock price in recent periods. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

The following tables summarize our minimum contractual commitments and commercial obligations as of January 28, 2012:

	Payments Due in Fiscal Year
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(in thousands)
Operating leases(a)(d)	$493,966	$76,074	$142,649	$112,873	$162,370
Contractual commitments(b)	96,416	96,416	—	—	—
Debt, including estimated interest payments(c)	34,166	16,523	2,227	15,416	—
Capital leases(d)	23,621	1,484	2,868	2,262	17,007
Benefit obligations(e)	13,790	993	1,031	1,651	10,115

Total	$661,959	$191,490	$148,775	$132,202	$189,492

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of January 28, 2012 of $57.5 million. All other operating leases primarily pertain to retail and outlet stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $94.5 million and capital expenditures of $1.9 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)
Our Credit Agreement matures on May 16, 2016, however, the $15.0 million outstanding on our revolving line of credit as of January 28, 2012 is considered to be a current obligation as terms generally less than 90 days are used to lock in preferred interest rates. Interest payments on our term loan and revolving line of credit were estimated using the effective interest rate as of January 28, 2012 and assuming interest payments on $15.0 million outstanding on our revolving line of credit for the next 12 months.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of January 28, 2012 of $18.9 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of January 29, 2012 of $16.1 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

(e)
Benefit obligations include the cash payments expected to be made related to the Supplemental Employee Retirement Plan and other compensation arrangements.

Unrecognized tax benefits as of January 28, 2012 are not included in the contractual obligations table presented above because the timing of the settlements cannot be fully determined.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Note 2, Significant Accounting Policies, to our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. The critical accounting policies used in the preparation of our consolidated financial statements, as described below, include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements.

Sales Returns

We recognize sales and the related cost of sales for our direct segment at the time the merchandise is expected to be delivered to our customer and for our retail segment at the point of sale with a customer in a store. We reduce our sales and cost of sales and establish an accrual for expected sales returns based on historical experience and future expectations. The ability to reasonably estimate sales returns is made more complex by the fact that we offer our customers a return policy whereby they may return merchandise for any reason and at any time without any restrictions as to condition or time of purchase to any of our locations. The actual amount of sales returns we subsequently realize may fluctuate from estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the catalog or website, timeliness of delivery and competitive offerings. We continually track subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the accrual accordingly. Provisions for sales returns were as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$3,383	$4,365	$4,295
Additions charged to income	63,407	77,475	81,100
Deductions for actual returns	(62,848)	(77,337)	(80,020)
Adjustments recorded to income	(407)	(1,120)	(1,010)

Balance at end of period	$3,535	$3,383	$4,365

Gift Card Breakage

Proceeds from the sale of gift cards and certificates are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. Prior to the fourth quarter of fiscal 2011, we only recognized breakage income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions. During the fourth quarter of fiscal 2011, we identified a history of redemption patterns associated with our gift cards that support a change in our estimate of the term over which we should recognize income on gift card breakage. Based on historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is included in net sales in our consolidated statements of operations. During the fourth quarter of fiscal 2011, we recorded $11.8 million of a cumulative one-time adjustment reflecting the change in our estimate of gift card breakage.

Inventory Adjustments

Our inventories consist of merchandise purchased for resale and are recorded at the lower of weighted average cost or market. The nature of our business requires that we make substantially all of our merchandising and marketing decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. Actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at January 28, 2012 would have affected net loss by less than $0.5 million.

We estimate and record physical inventory losses that have occurred since our last physical inventory date by applying the most recent average physical inventory loss experience. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss estimate. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material.

Stock-Based Compensation

The calculation of stock-based compensation expense requires us to expense the fair value of equity awards over the requisite employee service period, which is generally the vesting period. Calculating the fair value of stock options on the date of grant requires judgment, including estimating the expected life of the award, the expected stock price volatility over the expected life and pre-vesting forfeitures. Our expected stock price volatility assumption is based upon a combination of both the implied and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that stock options are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns. An increase in expected volatility or expected life would result in an increase in the fair value of our stock options and higher compensation expense, while a decrease in expected volatility or expected life would result in a decrease in the fair value of our stock options and lower compensation expense. We also grant various restricted stock units which are generally less subjective in determining fair value as the fair value of these awards is based primarily upon the fair market value of our common stock on the date of grant. We estimate forfeitures for all of our equity awards based upon historical experience, and only recognize expense for those awards expected to vest. We revise our estimated forfeitures in subsequent periods, when necessary, if actual forfeitures vary from those originally estimated. We believe that our estimates are based upon outcomes that are reasonably likely to occur. If actual forfeitures vary from our estimates, compensation expense would vary from what we record in the current and prior fiscal years. Total stock-based compensation expense during fiscal 2011, 2010 and 2009 was $2.4 million, $2.5 million and $6.7 million, respectively.

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

During fiscal 2011, we experienced a decrease in consumer spending and low traffic levels which had a negative impact on our revenue, gross margins, operating cash flows and earnings, resulting in our need to evaluate certain asset groups for impairment. During fiscal 2011, we recorded impairment charges of $5.2 million related to certain long-lived assets, primarily premium store leasehold improvements. A decrease in our expected future cash flows of 15 percent throughout the forecast period would have increased our fiscal 2011 store impairment charges by less than $0.5 million. If consumer spending on apparel and accessories remains subdued with low demand for our product, it is possible that we could record additional impairments of certain long-lived assets in the future.

Contingencies

An estimated loss from a contingency is recorded if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not recorded until realization is assured beyond a reasonable doubt.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax rates expected to be in effect in the periods where temporary differences are expected to be realized or settled.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than projected future performance. Consequently, based on all available evidence, in particular our three-year historical cumulative losses and recent operating losses, we have a valuation allowance against a significant portion of our net deferred tax assets. When the results of our operations demonstrate a sustained level of taxable income it may become more-likely-than-not that all or a part of the net deferred tax assets will be realized which could result in the reduction of the valuation allowance. The determination of when to reduce a valuation allowance requires significant judgment by management in determining the appropriate level of evidence to objectively support the realization of the net deferred tax assets.

The valuation allowance activity on net deferred tax assets was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$41,916	$24,523	$19
Net additions charged to income tax expense	36,938	17,393	24,403
Other adjustments to comprehensive income	—	—	101

Balance at end of period	$78,854	$41,916	$24,523

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of January 28, 2012, we had outstanding debt of $14.9 million under our variable rate term loan and $15.0 million under our revolving line of credit. The impact of a hypothetical 10 percent adverse change in interest rates for our debt would not have resulted in a material amount of additional expense for fiscal 2011. As of January 29, 2011, we did not have borrowings under our credit facility and, consequently, did not have any material exposure to interest rate market risks for fiscal 2010.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boise, Idaho
March 16, 2012

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$51,365	$51,613
Receivables	8,199	9,561
Inventories	131,975	156,481
Prepaid and other current assets	6,137	12,217
Income taxes recoverable	—	1,489
Prepaid and deferred marketing costs	3,273	6,902
Deferred income taxes	2,313	6,029

Total current assets	203,262	244,292
Property and equipment, net	206,079	259,349
Deferred income taxes	1,891	1,915
Other assets	1,883	1,167

Total assets	$413,115	$506,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$55,130	$76,354
Accrued liabilities	74,915	85,296
Income taxes payable	3,260	—
Current maturities of debt and capital leases	15,735	796

Total current liabilities	149,040	162,446
Deferred rents	101,384	116,875
Long-term debt and capital lease obligations	26,575	12,241
Supplemental Employee Retirement Plan	12,142	10,013
Deferred marketing fees and revenue sharing	4,402	5,822
Deferred income taxes	1,716	5,524
Other liabilities	1,443	793

Total liabilities	296,702	313,714

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,669 and 92,503 shares issued, respectively	1,217	925
Additional paid-in capital	150,341	125,795
Accumulated other comprehensive loss	(2,204)	(464)
Retained earnings (deficit)	(32,941)	66,753

Total stockholders' equity	116,413	193,009

Total liabilities and stockholders' equity	$413,115	$506,723

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$773,021	$981,101	$1,038,581
Cost of sales	543,693	673,816	704,300

Gross profit	229,328	307,285	334,281
Selling, general and administrative expenses	320,272	346,733	378,852
Loss on asset impairments	5,216	3,931	607

Loss from operations	(96,160)	(43,379)	(45,178)
Interest expense, net, and other	1,815	830	797

Loss before income taxes	(97,975)	(44,209)	(45,975)
Income tax provision (benefit)	1,719	(98)	10,157

Net loss	$(99,694)	$(44,111)	$(56,132)

Net loss per share—Basic and Diluted	$(0.99)	$(0.48)	$(0.61)

Weighted average shares outstanding—Basic and Diluted	100,261	92,316	91,597

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings
	Shares	Par Value				Total
Balance at January 31, 2009	91,265	$913	$115,921	$(1,334)	$166,996	$282,496
Net loss	—	—	—	—	(56,132)	(56,132)
Supplemental Employee Retirement Plan liability adjustment, net of tax of $780	—	—	—	961	—	961

Comprehensive loss						(55,171)

Net proceeds from exercise of stock options	553	5	1,315	—	—	1,320
Excess tax benefit from exercise of stock options	—	—	295	—	—	295
Issuance of shares under the employee stock purchase plan	151	2	676	—	—	678
Tax withholding payments	—	—	(775)	—	—	(775)
Stock-based compensation	195	2	6,716	—	—	6,718

Balance at January 30, 2010	92,164	922	124,148	(373)	110,864	235,561
Net loss	—	—	—	—	(44,111)	(44,111)
Supplemental Employee Retirement Plan liability adjustment, net of tax of $0	—	—	—	(91)	—	(91)

Comprehensive loss						(44,202)

Net proceeds from exercise of stock options	126	1	363	—	—	364
Issuance of shares under the employee stock purchase plan	142	1	563	—	—	564
Tax withholding payments	—	—	(93)	—	—	(93)
Reduction in valuation allowance from shortfall in stock-based compensation	—	—	(1,661)	—	—	(1,661)
Stock-based compensation	71	1	2,475	—	—	2,476

Balance at January 29, 2011	92,503	925	125,795	(464)	66,753	193,009
Net loss	—	—	—	—	(99,694)	(99,694)
Supplemental Employee Retirement Plan liability adjustment, net of tax of $0	—	—	—	(1,740)	—	(1,740)

Comprehensive loss						(101,434)

Net proceeds from stock offering	28,855	289	22,656	—	—	22,945
Issuance of shares under the employee stock purchase plan	230	2	328	—	—	330
Reduction in valuation allowance from shortfall in stock-based compensation	—	—	(841)	—	—	(841)
Stock-based compensation	81	1	2,403	—	—	2,404

Balance at January 28, 2012	121,669	$1,217	$150,341	$(2,204)	$(32,941)	$116,413

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 28, 2010
Operating Activities:
Net loss	$(99,694)	$(44,111)	$(56,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,743	63,329	63,721
Stock-based compensation expense	2,403	2,476	6,718
Supplemental Employee Retirement Plan expense	555	886	3,011
Deferred income taxes	(68)	(1,200)	22,169
Valuation allowance adjustments	(839)	(2,564)	—
Deferred marketing fees and revenue sharing	(1,509)	(2,055)	1,623
Deferred rents	(15,948)	(7,249)	(11,285)
Excess tax benefit from exercises of stock options	—	—	(650)
Net loss on asset dispositions	197	447	1,120
Loss on asset impairments	5,216	3,931	607
Other	148	(516)	(588)
Net change in operating assets and liabilities:
Receivables	2,212	(3,584)	10,014
Inventories	24,506	5,065	(26,170)
Prepaid and other current assets and income taxes recoverable	7,569	8,203	5,072
Prepaid and deferred marketing costs	3,629	(1,035)	(506)
Accounts payable	(22,769)	(21,776)	6,177
Accrued liabilities	(9,835)	(1,236)	(276)
Income taxes payable	3,260	—	—

Net cash provided by (used in) operating activities	(44,224)	(989)	24,625

Investing Activities:
Purchase of property and equipment	(8,895)	(31,084)	(21,681)
Proceeds from asset dispositions	1,110	73	58
Change in restricted cash	—	890	886

Net cash used in investing activities	(7,785)	(30,121)	(20,737)

Financing Activities:
Net proceeds from stock offering	22,945	—	—
Borrowings on revolving line of credit	15,000	—	—
Proceeds from the issuance of long-term debt	15,000	—	—
Payments of long-term debt, capital lease and other financing obligations	(819)	(2,762)	(1,723)
Payment of credit facility financing costs	(695)	—	(618)
Net proceeds from exercises of stock options and ESPP purchases	330	928	1,998
Excess tax benefit from exercises of stock options	—	—	650
Tax withholding payments	—	(93)	(775)

Net cash provided by (used in) financing activities	51,761	(1,927)	(468)

Net increase (decrease) in cash and cash equivalents	(248)	(33,037)	3,420
Cash and cash equivalents, beginning	51,613	84,650	81,230

Cash and cash equivalents, ending	$51,365	$51,613	$84,650

Non-Cash Investing and Financing Activities:
Property and equipment purchases not yet paid	$2,085	$540	$1,644
Capital lease asset additions and related obligations and other asset financing	$75	$1,947	$552
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$2,231	$1,817	$1,515
Income taxes refunded, net of income taxes paid	$2,112	$7,261	$15,806

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, accessories, jewelry, and gift items. We operate two operating segments: retail and direct. The retail segment consists of our premium retail stores, outlet stores, and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal Periods

References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies and typically results in 13-week fiscal quarters and a 52-week fiscal year, but occasionally will contain an additional week resulting in a 14-week fiscal fourth quarter and a 53-week fiscal year. Fiscal 2011, fiscal 2010 and fiscal 2009 each consisted of 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, gift card breakage, inventory adjustments, stock-based compensation, impairment of long-lived assets, contingent liabilities, and income taxes. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.

Revenue Recognition

We recognize sales, including shipping and handling income and the related cost of those sales, for our direct segment at the time the merchandise is expected to be delivered to our customer, and for our retail segment at the point of sale with a customer in a store. We exclude the related sales tax from revenue as sales tax amounts are recorded on a net basis. We reduce our sales and cost of sales and establish an accrual for expected sales returns based on historical experience and future expectations.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Provisions for sales returns (included in accrued liabilities) were as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$3,383	$4,365	$4,295
Additions charged to income	63,407	77,475	81,100
Deductions for actual returns	(62,848)	(77,337)	(80,020)
Adjustments recorded to income	(407)	(1,120)	(1,010)

Balance at end of period	$3,535	$3,383	$4,365

Co-branded credit card.    Under our co-branded customer credit card program, we receive from the issuing bank a non-refundable up-front marketing fee for each new credit card account that is opened and activated. The initial up-front marketing fee is deferred and recognized into revenue over the estimated customer relationship period. We are also eligible to receive an annual revenue sharing payment if certain profitability measures of the program are met. The revenue sharing payment we receive annually, if any, is deferred and recognized into revenue over the remaining expected life of the co-branded credit card program. In addition, we receive an ongoing sales royalty which is based on a percentage of purchases made by the cardholders. Cardholders receive reward coupons from their credit card purchases that can be used to purchase our merchandise. The sales royalty is deferred and subsequently recognized as revenue over the redemption period of the reward coupons, adjusted for that portion of awards that we estimate will not be redeemed by customers (breakage). We recognize the breakage for unredeemed awards in proportion to the actual awards that are redeemed by customers. We determine our breakage rate based upon our historical redemption patterns.

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

Gift Cards and Gift Card Breakage.    Proceeds from the sale of gift cards and certificates are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. Prior to the fourth quarter of fiscal 2011, we only recognized breakage income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions. During the fourth quarter of fiscal 2011, we identified a history of redemption patterns associated with our gift cards that support a change in our estimate of the term over which we should recognize income on gift card breakage. Based on historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is included in net sales in our consolidated statements of operations. During the fourth quarter of fiscal 2011, we recorded $11.8 million of a cumulative one-time adjustment reflecting the change in our estimate of gift card

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

breakage. Gift card breakage income was $0.5 million and $0.6 million in fiscal 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with a maturity date of three months or less at the date of purchase. These instruments primarily consist of direct investments in money market funds with investments entirely in U.S. Treasury Securities. We maintain a substantial portion of our cash and cash equivalents with a well-known and stable financial institution. However, we have significant amounts of cash and cash equivalents at this financial institution that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, given the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

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

As of January 29, 2011, we held $39.1 million in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. As of January 28, 2012, we did not have any amounts in money market funds.

During fiscal 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $6.3 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $5.2 million including $2.3 million recorded in the fourth quarter of fiscal 2011. During fiscal 2010, certain long-lived assets, primarily premium store leasehold improvements and computer software, with a net carrying amount of $9.2 million were written down to their fair value of $5.3 million, resulting in an impairment charge of $3.9 million. During fiscal 2009, certain long-lived store assets, primarily premium store leasehold improvements and equipment, with a net carrying amount of $0.7 million were written down to their fair value of $0.1 million, resulting in a net impairment charge of $0.6 million. These impairment charges were measured at fair value using Level 3 inputs (discounted cash flows).

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables, and debt. The carrying value of cash, receivables, payables and borrowing on our revolving line of credit materially approximate their fair values due to their short-term nature. The carrying value of our term loan materially approximates fair value at January 28, 2012, as the interest rate is primarily a market-based variable rate.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Inventories

Inventories primarily consist of merchandise purchased for resale. Inventory in our distribution center and in our premium retail stores, outlet stores and day spas is stated at the lower of weighted average cost or market.

Advertising Costs

Direct response advertising includes catalogs, national magazine advertisements and other mailings that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog, national magazine advertisement, or other mailings is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. During fiscal 2011, 2010 and 2009, direct response advertising expense was $40.2 million, $47.7 million and $54.5 million, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. During fiscal 2011, 2010 and 2009, advertising expenses other than those related to direct response advertising was $40.0 million, $25.9 million and $22.3 million, respectively, and are included in selling, general and administrative expenses.

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

Depreciation and amortization expense is computed using the straight-line method over the following estimated useful lives:

Buildings and land improvement	15 to 30 years
Leasehold improvements	3 to 20 years or term of lease, if shorter
Furniture and fixtures, equipment, technology hardware and software	3 to 12 years

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

Accounting for Leases

We lease our distribution center, customer contact center and all of our premium retail stores, outlet stores and day spas, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases, except for four capital leases with fixed, non-cancelable terms ranging from approximately four to 30 years. The fixed, non-cancelable terms of our operating leases are generally five to 10 years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable. Also, most of the leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments was $35.7 million and $36.1 million at January 28, 2012 and January 29, 2011, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement (tenant allowances). We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both the current and long-term portions, was $86.0 million and $101.6 million at January 28, 2012 and January 29, 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

rates expected to be in effect in the periods where temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates.

Contingencies

An estimated loss from a contingency is recorded if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not recorded until realization is assured beyond a reasonable doubt. Legal costs related to loss contingencies are expensed as incurred.

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

•

Amounts paid directly to vendors for the purchase of inventory.

•

Payroll, bonus and benefit costs for retail and corporate associates;

•

Occupancy costs for corporate facilities;

•

Depreciation related to corporate assets;

•

Advertising and marketing costs; and

•

Legal, finance, information systems and other corporate overhead costs.

Stock-Based Compensation

We provide equity awards to employees in the form of stock options and restricted stock units ("RSUs"). We expense the estimated fair value of these awards over the requisite employee service period, which is generally the vesting period. Stock-based compensation is primarily included in selling, general and administrative expenses.

Supplemental Employee Retirement Plan

We provide a Supplemental Employee Retirement Plan ("SERP") to certain of our current and former executive officers. The SERP is an unfunded, non-qualified benefit plan that provides eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

We fully recognize a liability for the unfunded projected benefit obligation of the SERP in our financial statements. Actuarial gains and losses, prior service costs, and any remaining transition obligations are recognized as a component of accumulated other comprehensive income (loss), net of tax, until they are amortized as a component of net periodic pension cost. Any changes to the funded status are

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

recognized through accumulated other comprehensive income (loss) and then amortized as a component of net periodic pension cost. We use our fiscal year end as our measurement date.

Store Pre-Opening Costs

Non-capital pre-opening costs, such as rent, preparation and training costs incurred prior to the opening of a retail store or day spa, are expensed as incurred and are included in selling, general and administrative expenses.

Interest Expense, Net, and Other

Interest expense, net, and other consisted of the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Interest expense, including financing fees	$2,313	$1,822	$1,568
Interest income	(38)	(86)	(19)
Other income	(1,367)	(1,861)	(1,771)
Other expense	907	955	1,019

	$1,815	$830	$797

During fiscal 2011, 2010 and 2009, the amount of interest capitalized was not material.

Vendor Allowances

Allowances received from merchandise vendors are recorded as a reduction of the carrying amount of inventory and, when sold, as a reduction to cost of sales. The terms of the vendor allowance arrangements are generally one year in length and settle semi-annually. During fiscal 2011, 2010 and 2009, we earned allowances from merchandise vendors of $1.8 million, $5.9 million, and $6.0 million, respectively.

Self-Insurance

We have a self-insurance plan for health and welfare benefits and provide an accrual to cover our obligation. The accrual for our self-insurance liability is based on claims filed and an estimate of claims incurred but not yet reported, and is not discounted. We consider a number of factors, including historical claims information, when determining the amount of the accrual. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. Costs related to the administration of the plan and related claims are expensed as incurred.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Receivables

Receivables consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Credit card receivables	$2,960	$3,430
Tenant allowances	2,112	3,552
Other	3,127	2,579

	$8,199	$9,561

Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of January 28, 2012 and January 29, 2011, no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Land	$242	$242
Buildings and land improvements	29,646	29,646
Leasehold improvements	273,039	290,447
Furniture and fixtures	119,656	124,837
Technology hardware and software	90,063	93,495
Machinery and equipment and other	35,129	37,863
Capital lease assets	12,780	11,816
Construction in progress	13,137	14,207

	573,692	602,553
Less—Accumulated depreciation and amortization	(367,613)	(343,204)

	$206,079	$259,349

Construction in progress is comprised primarily of the construction of a new office building, leashold improvements and furniture and fixtures related to unopened premium retail stores, and internal-use software under development. Capital lease assets primarily include real estate and technology equipment.

As of January 28, 2012 and January 29, 2011, internal-use software capitalized within property and equipment, net of accumulated amortization, was $14.9 million and $20.5 million, respectively. Amortization of internal-use software was $4.8 million, $6.2 million and $6.6 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Accrued payroll and benefits	$14,134	$12,506
Gift cards and certificates	21,560	31,897
Current portion of deferred rents	20,384	20,842
Current portion of deferred marketing fees and revenue sharing	4,398	4,487
Deferred sales royalty	3,511	3,134
Accrued sales returns	3,535	3,383
Accrued taxes	4,486	4,815
Other	2,907	4,232

	$74,915	$85,296

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Term loan	$14,900	$—
Revolving line of credit	15,000	—
Capital lease obligations	12,410	13,037

Total debt and capital lease obligations	42,310	13,037
Less:
Current maturities of debt	(15,200)	—
Current maturities capital lease obligations	(535)	(796)

Long-term debt and capital lease obligations	$26,575	$12,241

Future maturities of debt, excluding capital lease obligations, as of January 28, 2012 consist of the following:

Future Maturities
(in thousands)
Fiscal 2012	$15,200
Fiscal 2013	200
Fiscal 2014	200
Fiscal 2015	200
Fiscal 2016	14,100

During fiscal 2009, we entered into a credit facility with Wells Fargo Bank, which is secured primarily by our inventory and credit card receivables and provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt and Capital Lease Obligations (Continued)

advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. On May 16, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, which, among other things, extended the maturity date to May 16, 2016, provided a $15.0 million term loan due on May 16, 2016, and granted the lenders a security interest in our Sandpoint, Idaho corporate offices and certain other assets. The amount available under the $70.0 million revolving line of credit remains unchanged; however, we now have a future option to request an increase in the amount of the revolving line of credit for an additional $15.0 million, which if granted would result in a total of $85.0 million available, exclusive of the term loan. As of January 28, 2012, the revolving line of credit was limited to a borrowing base of $68.8 million and we had $21.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $31.9 million available for borrowing under our revolving line of credit.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations, or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us. If we are unable to maintain adequate liquidity, we may need to further reduce our expenses or curtail our operations.

Pursuant to the Credit Agreement, borrowings under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.56% as of January 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 1.75% as of January 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount. The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.31% as of January 28, 2012.

The Credit Agreement has restrictive covenants with respect to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit. We were in compliance with all covenants for all periods presented.

The Credit Agreement contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt and Capital Lease Obligations (Continued)

accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

7. Income Taxes

Our income tax expense (benefit) consisted of the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Current income tax expense (benefit):
Federal	$(1,042)	$665	$(12,429)
State	2,775	1,132	298
Foreign	55	206	119
Deferred income tax (benefit):
Federal	—	—	17,838
State	(61)	(2,025)	4,288
Foreign	(8)	(76)	43

	1,719	$(98)	$10,157

Income tax expense (benefit) attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Statutory income tax benefit	$(34,291)	$(15,473)	$(16,092)
State income taxes, net of federal benefit	(1,496)	(1,093)	(818)
Stock compensation expense, net of disqualifying dispositions and shortfalls	479	(1,093)	1,533
Provision adjustments	(69)	(612)	586
Foreign activity	(36)	150	264
Other	194	630	281
Valuation allowance	36,938	17,393	24,403

	$1,719	$(98)	$10,157

Our income tax expense from fiscal year 2009 includes the recording of a valuation allowance against substantially all of our net deferred tax assets with corresponding charges of $24.4 million to tax expense and $0.1 million to other comprehensive loss during fiscal 2009.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. As of January 28, 2012 and January 29, 2011, that excess was $1.1 million and $0.9 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

We received tax credits from the State of Idaho, which are reflected as state income taxes, net of federal benefit. The State of Idaho tax credits, which are available through 2019, are subject to annual limitations and are recognized in the year in which they are available to reduce taxable income. We have accumulated $0.6 million of State of Idaho tax credits as of January 28, 2012 that are carried over to be utilized in subsequent years.

As of January 28, 2012, we had $119.8 million and $7.5 million of federal and state net operating losses. We generated $89.2 million federal and $3.4 million state net operating losses during fiscal 2011. The federal net operating losses are carried forward and available to reduce taxable income through fiscal 2030 to fiscal 2031. The state net operating losses are carried forward and available to reduce taxable income in the various states through fiscal 2016 to fiscal 2031, depending upon the state.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 28, 2012		January 29, 2011
	Current	Noncurrent	Current	Noncurrent
	(in thousands)
Deferred tax assets:
Sales returns accrual	$1,302	$—	$1,241	$—
Accrued payroll and benefits	1,077	908	802	1,694
Supplemental Employee Retirement Plan	—	3,994	—	3,870
Tenant allowances	6,798	28,208	6,831	33,580
Deferred rents	1,385	13,038	1,361	12,885
Deferred revenue	3,708	3,108	5,542	3,553
Inventories	323	—	802	—
Charitable contribution carryover	—	2,143	—	1,994
Federal net operating loss carryover	—	41,939	—	12,358
State credit carryover	—	551	—	827
State net operating loss carryover	1	4,904	103	3,093
Other	432	88	1,273	76

	15,026	98,881	17,955	73,930
Valuation allowance	(10,288)	(68,566)	(7,845)	(34,071)

Total deferred tax assets	4,738	30,315	10,110	39,859

Deferred tax liabilities:
Prepaid and deferred marketing costs	(2,425)	—	(4,081)	—
Property and equipment	—	(30,140)	—	(43,468)
Other	—	—	—	—

Total deferred tax liabilities	(2,425)	(30,140)	(4,081)	(43,468)

Net deferred tax assets	$2,313	$175	$6,029	$3,609

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

January 28, 2012. Such objective evidence limits the ability to consider other subjective evidence. We have a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence.

The valuation allowance activity on deferred tax assets was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$41,916	$24,523	$19
Net additions charged to income tax expense	36,938	17,393	24,403
Other adjustments to comprehensive income	—	—	101

Balance at end of period	$78,854	$41,916	$24,523

Changes in unrecognized tax benefits were as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$2,384	$77	$146
Increase based on tax positions related to prior years	72	3,825	45
Decrease based on tax positions related to prior years	(545)	—	—
Settlements	(1,794)	(1,518)	(114)

Balance at end of period	$117	$2,384	$77

The unrecognized tax benefits represent items in which we may not prevail with certain taxing authorities, based upon varying interpretations of the applicable law. During fiscal 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examinations for fiscal years 2009, 2008, 2007 and 2006. We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties were not material for fiscal 2011, 2010 and 2009.

We file income tax returns in the U.S. federal jurisdiction and in various state, local and foreign jurisdictions. We are no longer subject to Internal Revenue Service examinations for fiscal years prior to fiscal 2010. With limited exceptions, we are no longer subject to state or local examinations for our fiscal years prior to fiscal 2006. Currently, several state examinations are in progress. Income tax returns filed in foreign jurisdictions are not material to our financial position, results of operations and cash flows.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net income (loss) by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan ("ESPP") for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands, except per share amounts)
Net loss	$(99,694)	$(44,111)	$(56,132)

Weighted average common shares outstanding during the period (for basic calculation)	100,261	92,316	91,597
Dilutive effect of other potential common shares	—	—	—

Weighted average common shares and potential common shares (for diluted calculation)	100,261	92,316	91,597

Net loss per common share—Basic	$(0.99)	$(0.48)	$(0.61)

Net loss per common share—Diluted	$(0.99)	$(0.48)	$(0.61)

Stock options, RSUs and shares to be purchased under our ESPP of 4.8 million, 2.7 million and 3.3 million were outstanding during fiscal 2011, 2010 and 2009, respectively, but were excluded from the computation of diluted net loss per share because their effect were antidilutive.

9. Stockholders' Equity

Employee Stock Purchase Plan

Through participation in the ESPP employees can purchase Coldwater Creek Inc. common stock at a five percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 1,000 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 1.8 million. As of January 28, 2012, approximately 930,000 shares of common stock remain available for purchase under the ESPP. The shares that are available for purchase may be unissued authorized shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan and therefore no

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

compensation expense related to the ESPP has been recognized in the consolidated financial statements. During fiscal 2011, 2010, and 2009, employees purchased approximately 230,000, 141,000 and 162,000 shares, respectively, at an average share price of $1.43, $3.99 and $4.20, respectively.

Stock Offering

On October 24, 2011, we completed an underwritten public offering of 28.9 million shares of our common stock. We received net proceeds from the offering of $22.9 million after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for working capital and other capital expenditures, which may include investments in our marketing strategy and supply chain, as well as other general corporate purposes.

10. Stock-Based Compensation

Our Amended and Restated Stock Option/Stock Issuance Plan (the "Plan") provides for share-based compensation for officers and key employees, directors and consultants, and other independent advisors. The Plan replaced the 1996 Stock Option/Stock Issuance Plan but did not affect awards granted under that plan, some of which remain outstanding.

Eligible individuals may, at the discretion of the Compensation Committee of the Board of Directors, be granted stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 20.3 million shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of January 28, 2012, 3.7 million shares of common stock remain available for future grants under the Plan. The Plan is effective through March 25, 2015, subject to earlier termination by the Board of Directors.

Total stock-based compensation recognized from stock options and RSUs was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Stock Options	$1,663	$1,961	$4,235
RSUs	740	515	2,483

	$2,403	$2,476	$6,718

There was no related tax benefit for fiscal 2011 and 2010, compared with a tax benefit of $2.0 million for fiscal 2009. During fiscal 2009, a valuation allowance was recorded against substantially all of our net deferred tax assets, including those generated by the stock-based compensation expense related tax benefits. Stock-based compensation capitalized into inventory and fixed assets for fiscal 2011, 2010 and 2009 was not material.

As of January 28, 2012, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $3.1 million. This expense is expected to be recognized over a weighted-average period of 2.6 years.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

On September 12, 2009, our former director, President and Chief Executive Officer ("CEO") resigned. As a result, we recorded stock-based compensation of $2.1 million during fiscal 2009, related to the acceleration of all our former CEO's unvested equity awards, per the original terms of his employment agreement.

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

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Risk free interest rate	1.9%	2.0%	2.7%
Expected volatility	88.1%	78.4%	79.7%
Expected life (in years)	5.1	5.0	5.3
Expected dividends	None	None	None
Weighted average fair value per option granted	$1.02	$2.56	$3.19

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

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The following table summarizes the activity for outstanding stock options for fiscal 2011:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding, January 29, 2011	3,047,702	$7.79
Granted	1,127,500	$1.45
Forfeited/Expired	(911,950)	$8.22

Outstanding, January 28, 2012	3,263,252	$5.48	4.51	$400

Vested and expected to vest, January 28, 2012	3,096,940	$5.66	4.43	$331

Exercisable, January 28, 2012	1,463,523	$8.57	3.33	$—

During fiscal year 2011 no stock options were exercised. During fiscal years 2010 and 2009, the total intrinsic value of stock options exercised was $0.2 million and $2.5 million, respectively.

RSU Awards

During fiscal 2011 and 2010, employees were granted 571,395 and 261,887 RSUs, respectively, at a weighted average grant date fair market value of $1.51 and $4.08, respectively. During fiscal 2011 and 2010, employees were also granted 520,000 and 273,000 performance RSUs, respectively, at a weighted average grant date fair value of $1.43 and $3.90, respectively. For the performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of earnings before interest expense and taxes ("EBIT") for the second half of fiscal 2011 combined with fiscal 2012, and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012. For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT target for fiscal years 2010, 2011 and 2012. No compensation expense has been recognized for the fiscal 2011 and 2010 performance RSUs as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

During fiscal 2009, employees were granted 156,000 performance RSUs at a weighted average grant date fair value of $5.23. The fiscal 2009 performance RSUs contained performance and market conditions, which were independent of each other and equally weighted, and are based on three metrics: operating income, comparable store growth relative to a peer group ("CSG"), and total shareholder return relative to a peer group ("TSR"). The RSUs with performance conditions that were met after the measurement period and RSUs with market conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The following table summarizes the activity for unvested RSUs for fiscal 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 29, 2011	690,387	$4.44
Granted	1,091,395	1.47
Vested	(95,887)	1.39
Forfeited	(205,500)	2.47

Unvested, January 28, 2012	1,480,395	2.47

During the fiscal years ended 2011, 2010 and 2009, the total fair market value of RSUs vested was $0.1 million, $0.4 million and $2.3 million, respectively.

11. Defined Contribution Plan

We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. We match a certain percentage of the employee's overall contribution, which we discontinued from February 2009 to May 2010. Effective May 2011, the 401(k) Plan was amended so that an employee must complete one year of service and be employed on the last day of the 401(k) Plan year in order to receive a matching contribution. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. During fiscal 2011, 2010, and 2009, we recognized contribution expense of $1.5 million, $1.2 million and $0.1 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Employee Retirement Plan

The funded status of the SERP was as follows:

	January 28, 2012	January 29, 2011
	(in thousands)
Change in projected benefit obligation and unfunded status:
Projected benefit obligation at beginning of fiscal year	$10,179	$9,202
Service cost	—	169
Interest cost	555	529
Net actuarial loss	1,740	279
Benefits paid	(166)	—

Projected benefit obligation and unfunded status at end of fiscal year	$12,308	$10,179

Amounts Recognized in the Consolidated Balance Sheet:
Current liabilities	$166	$166
Long-term liabilities	12,142	10,013

	$12,308	$10,179

The accumulated benefit obligation for the SERP was $12.3 million and $10.2 million at January 28, 2012 and January 29, 2011, respectively.

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Net actuarial loss	$(2,277)	$(537)

Net actuarial loss, net of tax	$(2,204)	$(464)

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Employee Retirement Plan (Continued)

The components of net periodic benefit expense and other changes in projected benefit obligations recognized in other comprehensive loss are as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net Periodic Benefit Expense:
Service cost	$—	$169	$242
Interest cost	555	529	511
Amortization of prior service cost	—	188	344
Net curtailment loss	—	—	1,914

Net periodic benefit expense	$555	$886	$3,011

Other Changes in Projected Benefit Obligations Recognized in Other Comprehensive Loss:
Amortization of unrecognized prior service cost	$—	$(188)	$(344)
Unrecognized net actuarial loss	1,740	279	908
Effect of curtailments	—	—	(2,305)
Tax effect	—	—	780

Total recognized in other comprehensive loss	$1,740	$91	$(961)

Total recognized in net periodic benefit expense and other comprehensive loss	$2,295	$977	$2,050

We expect to amortize an immaterial amount of unrecognized net actuarial loss to net periodic benefit expense during fiscal 2012.

The following assumptions were utilized in calculating the SERP projected benefit obligation and net periodic benefit cost:

	Benefit Obligation		Net Periodic Benefit Cost
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010	Fiscal 2009
Discount rate	4.50%	5.50%	5.50%	5.75%	6.50%
Rate of compensation increase	—	—	—	4.00%	4.00%

The assumed discount rate is based, in part, upon a modeling process that considers both high quality long term indices and the duration of the SERP relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the SERP obligation is decreased or increased, accordingly. When calculating the projected benefit obligation at January 28, 2012, the rate of compensation increase is not applicable as there are no employees currently accruing benefits.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Employee Retirement Plan (Continued)

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2011 and 2010. The following table summarizes the expected future benefit payments:

Expected Future Benefit Payments
(in thousands)
Fiscal 2012	$166
Fiscal 2013	164
Fiscal 2014	211
Fiscal 2015	827
Fiscal 2016	825
Fiscal Years 2017 - 2021	4,072

13. Commitments and Contingencies

Leases

During fiscal 2011, 2010 and 2009, we incurred aggregate rent expense under operating leases of $76.1 million, $79.1 million and $78.5 million, respectively, including common area maintenance costs ("CAM") of $14.8 million, $15.7 million and $15.2 million, respectively, and an immaterial amount of contingent rent expense, and excluding real estate taxes of $11.2 million, $11.2 million and $10.6 million, respectively.

As of January 28, 2012 our future minimum lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes and the amortization of lease incentives for our operating leases, are as follows:

	Operating Leases	Capital Lease
	(in thousands)
Fiscal 2012	$76,074	$1,484
Fiscal 2013	74,100	1,477
Fiscal 2014	68,549	1,391
Fiscal 2015	61,334	1,114
Fiscal 2016	51,539	1,148
Thereafter	162,370	17,007

Total	$493,966	23,621

Less—interest on capital lease obligations		(11,211)

Total principal payable on capital lease obligations		12,410
Less—Current obligations		(535)

Long-term capital lease obligations		$11,875

The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of January 28, 2012 of $18.9 million, and as an operating lease from

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

August 2028 through July 2038, with a remaining operating lease commitment as of January 28, 2012 of $16.1 million. All other capital leases pertain to technology equipment and other real estate.

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

On September 12, 2006, as amended on April 25, 2007, Brighton Collectibles, Inc. ("Brighton") filed a complaint against us alleging, among other things, that we violated trade dress and copyright laws. On November 21, 2008, a jury in the District Court for the Southern District of California found us liable for copyright and trade dress infringement and a judgment was subsequently entered in the total amount of $8.0 million. We appealed the judgment and the court entered a temporary stay of execution pending the appeal. On December 12, 2008, as amended on September 17, 2009, Brighton filed another complaint against us in the United States District Court for the Southern District of California. The complaint alleged copyright infringement of three different Brighton designs. We settled both of these legal proceedings in July 2011.

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

Other

As of January 28, 2012, we had future non-cancelable commitments to purchase inventory of $94.5 million and capital expenditures of $1.9 million.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Co-Brand Credit Card Program

Deferred marketing fees and revenue sharing

The deferred marketing fee and revenue sharing activity was as follows:

	January 28, 2012	January 29, 2011
	(in thousands)
Deferred marketing fees and revenue sharing—beginning of period	$10,309	$12,364
Marketing fees received	4,675	4,884
Marketing fees recognized to revenue	(4,425)	(5,180)
Revenue sharing recognized to revenue	(1,759)	(1,759)

Deferred marketing fees and revenue sharing—end of period	8,800	10,309
Less—Current deferred marketing fees and revenue sharing	(4,398)	(4,487)

Long-term deferred marketing fees and revenue sharing	$4,402	$5,822

The following table provides an estimate of when we expect to amortize the deferred marketing fees and the deferred revenue sharing into revenue:

	Deferred Marketing Fees	Deferred Revenue Sharing	Total
	(in thousands)
Fiscal 2012	$2,639	$1,759	$4,398
Fiscal 2013	1,806	806	2,612
Fiscal 2014	1,162	—	1,162
Fiscal 2015	545	—	545
Fiscal 2016	83	—	83

	$6,235	$2,565	$8,800

Sales Royalty

The amount of sales royalty recognized as revenue during fiscal 2011, 2010 and 2009 was $7.1 million, $7.3 million and $6.6 million, respectively.

15. Segment Reporting

Our merchandise is sold through two operating segments: retail and direct. The performance of each operating segment is based on segment operating income, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs. For the retail segment, these operating costs primarily consist of store selling and occupancy costs. For the direct segment, these operating costs primarily consist of catalog development, production, and circulation costs, e-commerce advertising costs and order processing costs. Unallocated corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (i.e., finance,

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Reporting (Continued)

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

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the consolidated financial statements:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net sales(a):
Retail	$595,192	$732,430	$782,429
Direct	177,829	248,671	256,152

Net sales	$773,021	$981,101	$1,038,581

Segment operating income (loss):
Retail	$(1,797)	$27,083	$37,479
Direct	24,017	40,483	41,837

Total segment operating income	22,220	67,566	79,316
Unallocated corporate and other	(118,380)	(110,945)	(124,494)

Loss from operations	$(96,160)	$(43,379)	$(45,178)

Depreciation and amortization:
Retail	$45,062	$48,456	$47,570
Direct	688	896	1,342
Corporate and other	10,993	13,977	14,809

Depreciation and amortization	$56,743	$63,329	$63,721

Purchase of property and equipment:
Retail	$6,472	$26,306	$12,778
Direct	—	9	—
Corporate and other	2,423	4,769	8,903

Purchase of property and equipment	$8,895	$31,084	$21,681

(a)
There were no inter-segment sales between the retail and direct segments during the fiscal years presented.

Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of net sales. Apparel sales have constituted at least 85 percent of the net sales during fiscal 2011, 2010 and 2009, with sales of accessories, jewelry, and gift items constituting the respective balances. Substantially all of our long-lived assets reside within the United States.

COLDWATER CREEK INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Results of Operations (unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal 2011 and 2010 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis:

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
	(in thousands, except per share amounts)
Net sales	$179,795	$181,409	$187,465	$224,352
Gross profit	$54,613	$45,321	$56,265	$73,129
Net loss	$(30,028)	$(27,679)	$(29,158)	(12,829)
Net loss per common share—Basic and Diluted(b)	$(0.32)	$(0.30)	$(0.31)	$(0.11)

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$243,086	$253,498	$232,412	$252,105
Gross profit	$90,905	$84,736	$70,937	$60,707
Net income (loss)	$2,322	$1,469	$(10,857)	(37,045)
Net income (loss) per common share—Basic and Diluted(b)	$0.03	$0.02	$(0.12)	$(0.40)

(a)
During the fourth quarter of fiscal 2011, we recorded $11.8 million of a cumulative one-time adjustment reflecting the change in our estimate of gift card breakage. Prior to the fourth quarter of fiscal 2011, we only recognized income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions.

(b)
The sum of the quarterly net income (loss) per common share—basic and diluted amounts may not equal the fiscal year amount due to rounding and use of weighted average shares outstanding.

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

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of January 28, 2012. Based on that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2012.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of January 28, 2012. The effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

We have audited the internal control over financial reporting of Coldwater Creek Inc. and subsidiaries (the "Company") as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012 of the Company and our report dated March 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boise, Idaho
March 16, 2012

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

The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2012 to be filed with the Commission no later than 120 days after January 28, 2012, pursuant to Regulation 14A.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2012, to be filed with the Commission no later than 120 days after January 28, 2012, pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2012, to be filed with the Commission no later than 120 days after January 28, 2012, pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2012, to be filed with the Commission no later than 120 days after January 28, 2012, pursuant to Regulation 14A.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2012, to be filed with the Commission no later than 120 days after January 28, 2012, pursuant to Regulation 14A.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
Documents filed as part of this report are as follows:

1.
Financial Statements:

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

Exhibit Number		Description of Document
3.1	‡	Amended and Restated Certificate of Incorporation

3.1.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)

3.2.2	*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)

3.2.3	*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)

3.2.4	*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)

4.1	*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)

10.1		Reserved

10.2	*	Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.3	‡+	Amended and Restated Stock Option/Stock Issuance Plan

10.4	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)

10.4.1	*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)

10.4.2	*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2006 Annual Report on Form 10-K)

10.5	*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

10.5.1	*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)

Exhibit Number		Description of Document
10.5.2	*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)

10.6.1		Reserved

10.6.2	*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)

10.6.3	*+	2008 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 18, 2008)

10.7	*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2004 Annual Report on Form 10-K)

10.8	*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

10.9	*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)

10.10	*+	Supplemental Employee Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)

10.10.1	*+	Amendment No. 1 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)

10.10.2	*+	Amendment No. 2 to Supplemental Employee Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)

10.10.3	*+	Amendment No. 3 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2009 Annual Report on Form 10-K)

10.11		Reserved

10.12		Reserved

10.13		Reserved

10.14	*+	Severance and Change of Control Agreement between the Company and Jill Brown Dean dated January 19, 2011 (filed with the Company's Fiscal 2010 Annual Report on Form 10-K)

10.15	*+	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011(filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.16	*+	Supplemental Bonus for Dennis C. Pence (filed with the Company's Fiscal 2006 Third Quarter Report on Form 10-Q)

10.16.1	*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)

10.17	*+	Indemnification Agreement (filed as Exhibit 10.1 to Form 8-K dated January 27, 2012)

10.18	*+	Severance and Change of Control Agreements filed with certain officers (John E. Hayes III and Jerome M. Jessup) (filed as Exhibit 10.2 to Form 8-K dated January 27, 2012)

Exhibit Number		Description of Document
21	‡	Subsidiaries of Coldwater Creek Inc.

23	‡	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

24	‡	Power of attorney (included on signature page hereto)

31.1	‡	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	‡	Certification by James A. Bell of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	^	XBRL Instance

101.SCH	^	XBRL Taxonomy Extension Schema

101.CAL	^	XBRL Taxonomy Extension Calculation

101.DEF	^	XBRL Taxonomy Extension Definition

101.LAB	^	XBRL Taxonomy Extension Label

101.PRE	^	XBRL Taxonomy Extension Presentation

*
Previously filed.

‡
Filed electronically herewith.

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

°
Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 16th day of March 2012.

COLDWATER CREEK INC.
By:	/s/ DENNIS C. PENCE Dennis C. Pence Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

I hereby appoint Dennis C. Pence and John E. Hayes, III my true and lawful attorneys-in-fact, each with full power to act without the other and each with full power of substitution, to sign on my behalf, as an individual and in the capacity stated below, and to file the Annual Report on Form 10-K of Coldwater Creek Inc. for its fiscal year ended January 28, 2012 and any amendment that such attorney-in-fact may deem appropriate or necessary. I further grant unto such attorneys and each of them full power and authority to perform each and every act necessary to be done in order to accomplish the foregoing as fully as I might do.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DENNIS C. PENCE Dennis C. Pence	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2012
/s/ JAMES A. BELL James A. Bell	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 16, 2012
/s/ MARK A. HALEY Mark A. Haley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2012
/s/ MICHAEL J. POTTER Michael J. Potter	Director	March 16, 2012
/s/ JAMES R. ALEXANDER James R. Alexander	Director	March 16, 2012

Signature	Title	Date

/s/ JERRY GRAMAGLIA Jerry Gramaglia	Director	March 16, 2012
/s/ CURT HECKER Curt Hecker	Director	March 16, 2012
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 16, 2012
/s/ ROBERT H. MCCALL Robert H. McCall	Director	March 16, 2012
/s/ FRANK M. LESHER Frank M. Lesher	Director	March 16, 2012

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	‡	Amended and Restated Certificate of Incorporation

3.1.1	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)

3.2.2	*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)

3.2.3	*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)

3.2.4	*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)

4.1	*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)

10.1		Reserved

10.2	*	Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.3	‡+	Amended and Restated Stock Option/Stock Issuance Plan

10.4	*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)

10.4.1	*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)

10.4.2	*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2006 Annual Report on Form 10-K)

10.5	*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)

10.5.1	*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)

10.5.2	*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)

10.6.1		Reserved

10.6.2	*+	2007 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 10, 2007)

10.6.3	*+	2008 Incentive Award Program for Executives (filed as Exhibit 10.1 to Form 8-K dated March 18, 2008)

10.7	*+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2004 Annual Report on Form 10-K)

10.8	*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

Exhibit Number		Description of Document
10.9	*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)

10.10	*+	Supplemental Employee Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)

10.10.1	*+	Amendment No. 1 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)

10.10.2	*+	Amendment No. 2 to Supplemental Employee Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)

10.10.3	*+	Amendment No. 3 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2009 Annual Report on Form 10-K)

10.11		Reserved

10.12		Reserved

10.13		Reserved

10.14	*+	Severance and Change of Control Agreement between the Company and Jill Brown Dean dated January 19, 2011 (filed with the Company's Fiscal 2010 Annual Report on Form 10-K)

10.15	*+	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011(filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.16	*+	Supplemental Bonus for Dennis C. Pence (filed with the Company's Fiscal 2006 Third Quarter Report on Form 10-Q)

10.16.1	*+	Supplemental Bonus for Dennis C. Pence (filed as Exhibit 10.1 to Form 8-K dated March 23, 2007)

10.17	*+	Indemnification Agreement (filed as Exhibit 10.1 to Form 8-K dated January 27, 2012)

10.18	*+	Severance and Change of Control Agreements filed with certain officers (John E. Hayes III and Jerome M. Jessup) (filed as Exhibit 10.2 to Form 8-K dated January 27, 2012)

21	‡	Subsidiaries of Coldwater Creek Inc.

23	‡	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

24	‡	Power of attorney (included on signature page hereto)

31.1	‡	Certification by Dennis C. Pence of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	‡	Certification by James A. Bell of annual report pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	^	XBRL Instance

101.SCH	^	XBRL Taxonomy Extension Schema

Exhibit Number		Description of Document
101.CAL	^	XBRL Taxonomy Extension Calculation

101.DEF	^	XBRL Taxonomy Extension Definition

101.LAB	^	XBRL Taxonomy Extension Label

101.PRE	^	XBRL Taxonomy Extension Presentation

*
Previously filed.

‡
Filed electronically herewith.

+
Represent management contracts or compensatory plans, contracts or arrangements in which the Company's directors or named executive officers participate and that are required to be filed by Item 601(10) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

°
Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.