Form 10-Q
period 2012-04-28
COLDWATER CREEK INC
filed 2012-06-01
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21915
 ____________________________________________________________

COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)

DELAWARE	82-0419266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE COLDWATER CREEK DRIVE, SANDPOINT, IDAHO 83864
(Address of principal executive offices)

(208) 263-2266
(Registrant’s telephone number, including area code)
 ____________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 29, 2012
Common Stock ($0.01 par value)	121,757,524

Coldwater Creek Inc.
Form 10-Q
For the Fiscal Quarter Ended April 28, 2012

“We,” “us,” “our,” “Company” and “Coldwater,” unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share data)

	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,989	$51,365	$24,046
Receivables	11,539	8,199	11,889
Inventories	127,684	131,975	158,190
Prepaid and other current assets	7,801	6,137	10,778
Prepaid and deferred marketing costs	3,824	3,273	7,728
Deferred income taxes	2,313	2,313	6,339
Total current assets	176,150	203,262	218,970
Property and equipment, net	196,523	206,079	246,737
Deferred income taxes	1,887	1,891	1,829
Other assets	1,795	1,883	1,183
Total assets	$376,355	$413,115	$468,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,487	$55,130	$71,581
Accrued liabilities	71,696	74,915	82,305
Income taxes payable	1,147	3,260	3,386
Current maturities of debt and capital lease obligations	15,728	15,735	746
Total current liabilities	141,058	149,040	158,018
Deferred rents	96,723	101,384	112,639
Long-term debt and capital lease obligations	26,407	26,575	12,161
Supplemental Executive Retirement Plan	12,248	12,142	10,110
Deferred marketing fees and revenue sharing	3,781	4,402	5,433
Deferred income taxes	1,716	1,716	5,524
Other liabilities	1,393	1,443	1,652
Total liabilities	283,326	296,702	305,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 121,758, 121,669 and 92,541 shares issued, respectively	1,217	1,217	925
Additional paid-in capital	150,717	150,341	125,996
Accumulated other comprehensive loss	(2,204)	(2,204)	(464)
Retained earnings (deficit)	(56,701)	(32,941)	36,725
Total stockholders’ equity	93,029	116,413	163,182
Total liabilities and stockholders’ equity	$376,355	$413,115	$468,719

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	$169,884	$179,795
Cost of sales	115,493	125,182
Gross profit	54,391	54,613
Selling, general and administrative expenses	77,519	83,942
Loss from operations	(23,128)	(29,329)
Interest expense, net	561	414
Loss before income taxes	(23,689)	(29,743)
Income tax provision	71	285
Net loss	$(23,760)	$(30,028)
Total comprehensive income (loss)	$(23,760)	$(30,028)
Net loss per share — Basic and Diluted	$(0.20)	$(0.32)
Weighted average shares outstanding — Basic and Diluted	121,713	92,516

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Operating activities:
Net loss	$(23,760)	$(30,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,752	15,135
Stock-based compensation expense	348	606
Supplemental Executive Retirement Plan expense	147	139
Deferred income taxes	4	(224)
Valuation allowance adjustments	—	(501)
Deferred marketing fees and revenue sharing	(652)	(513)
Deferred rents	(5,095)	(3,889)
Net loss on asset dispositions and other termination charges	1,226	520
Other	(90)	749
Net change in operating assets and liabilities:
Receivables	(3,330)	(2,328)
Inventories	4,291	(1,709)
Prepaid and other current assets	(2,215)	2,102
Accounts payable	(4,292)	(6,591)
Accrued liabilities	(2,755)	(3,664)
Income taxes payable	(2,113)	3,386
Net cash used in operating activities	(24,534)	(26,810)
Investing activities:
Purchase of property and equipment	(3,699)	(1,359)
Proceeds from asset dispositions	—	235
Net cash used in investing activities	(3,699)	(1,124)
Financing activities:
Borrowings on revolving line of credit	10,000	—
Payments on revolving line of credit	(10,000)	—
Payments of long-term debt and capital lease obligations	(201)	(137)
Other	58	504
Net cash provided by (used in) financing activities	(143)	367
Net decrease in cash and cash equivalents	(28,376)	(27,567)
Cash and cash equivalents, beginning	51,365	51,613
Cash and cash equivalents, ending	$22,989	$24,046

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry, and gift items. We conduct business in two operating segments: retail and direct. The retail segment consists of our premium retail stores, outlet stores, and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail. Intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 28, 2012 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the financial position, results of operations or cash flows to be realized in future periods.

References to a fiscal year are to the calendar year in which the fiscal year begins.

2. Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, gift card breakage, inventory adjustments, stock-based compensation, impairment of long-lived assets, contingencies, and income taxes. These estimates and assumptions are based on historical results as well as management’s future expectations. Actual results may vary from these estimates and assumptions.

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

As of April 30, 2011, we held $5.1 million in money market funds that are measured at fair value on a recurring basis using Level 1 inputs.  As of April 28, 2012 and January 28, 2012, we did not have any amounts in money market funds.

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, restricted cash, receivables, payables, and debt.  The carrying value of cash, restricted cash, receivables, payables and

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

borrowing on our revolving line of credit materially approximate their fair values due to their short-term nature.  The carrying value of our term loan materially approximates fair value at April 28, 2012, as the interest rate is a market-based variable rate that was reset with Wells Fargo Bank during the current quarter.

Advertising Costs

Direct response advertising includes catalogs, national magazine advertisements and other mailings that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog, national magazine advertisement, or other mailings is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $11.0 million and $15.9 million for the three months ended April 28, 2012 and April 30, 2011, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. Advertising expenses other than those related to direct response advertising of $5.5 million and $6.3 million for the three months ended April 28, 2012 and April 30, 2011, respectively, are included in selling, general and administrative expense.

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

Stock-Based Compensation

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (“RSUs”) consisted of the following:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Stock options	$230	$408
RSUs	118	198
	$348	$606

During the three months ended April 28, 2012 and April 30, 2011, employees were granted 981,300 and 56,000 stock options, respectively.  The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
Risk free interest rate	0.7%	2.3%
Expected volatility	89.6%	78.6%
Expected life (in years)	5.0	5.3
Expected dividends per share	$—	$—
Weighted average fair value per option granted	$0.80	$1.92

During the three months ended April 28, 2012 and April 30, 2011, employees were granted 425,500 and 35,000 RSUs, respectively, at a weighted average fair value of $1.16 and $2.96, respectively.  During the three months ended April 28, 2012, employees were also granted 494,000 performance RSUs at a weighted average grant date fair value of $1.16.  For the performance RSUs granted in fiscal 2012, half of the RSUs are subject to the achievement of earnings before interest expense and taxes (“EBIT”) targets for fiscal years 2012, 2013 and 2014 and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. For performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of EBIT targets for the second half of fiscal 2011 combined with fiscal 2012 and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012.  For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT targets for fiscal years 2010, 2011 and 2012. No compensation expense has been recognized for the fiscal 2011 and 2010 performance RSUs as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

Interest expense, net

Interest expense, net, consisted of the following:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Interest expense	$564	$415
Interest income	(3)	(1)
	$561	$414

In fiscal 2012, we corrected the classification of other income, other expense and selling, general and administrative expenses. In previous years, other income and other expense was included with interest expense, net. For comparative purposes, other income, net, of $0.2 million for the three months ended April 30, 2011, has been classified as selling, general and administrative expenses.

3. Receivables

Receivables consisted of the following:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands)
Credit card receivables	$6,790	$2,960	$6,306
Tenant allowances	1,465	2,112	1,926
Other	3,284	3,127	3,657
	$11,539	$8,199	$11,889

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of April 28, 2012, January 28, 2012, and April 30, 2011, no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,650	29,646	29,646
Leasehold improvements	265,473	273,039	290,094
Furniture and fixtures	117,989	119,656	124,298
Technology hardware and software	90,492	90,063	93,583
Machinery and equipment and other	34,978	35,129	37,168
Capital leases	12,805	12,780	12,706
Construction in progress	13,397	13,137	13,508
	565,026	573,692	601,245
Less — Accumulated depreciation and amortization	(368,503)	(367,613)	(354,508)
	$196,523	$206,079	$246,737

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands)
Accrued payroll and benefits	$12,553	$14,134	$9,424
Gift cards and certificates	17,203	21,560	29,389
Current portion of deferred rents	20,818	20,384	21,189
Current portion of deferred marketing fees and revenue sharing	4,367	4,398	4,363
Deferred sales royalty	3,287	3,511	3,030
Accrued sales returns	4,461	3,535	4,608
Accrued taxes	5,063	4,486	4,224
Other	3,944	2,907	6,078
	$71,696	$74,915	$82,305

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
	(in thousands)
Term loan	$14,850	$14,900	$—
Revolving line of credit	15,000	15,000	—
Capital lease obligations	12,285	12,410	12,907
Total debt and capital lease obligations	42,135	42,310	12,907
Less:
Current maturities of debt	(15,200)	(15,200)	—
Current maturities capital lease obligations	(528)	(535)	(746)
Long-term debt and capital lease obligations	$26,407	$26,575	$12,161

In May 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, corporate offices in Sandpoint, Idaho and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo Bank.  The Credit Agreement also provided a term loan due on May 16, 2016. We have a future option to request an increase in the amount of the revolving line of credit for an additional $15.0 million, which if granted would result in a total of $85.0 million available, exclusive of the term loan.

As of April 28, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million and we had $16.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $38.1 million available for borrowing under our revolving line of credit. We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations, or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us. If we are unable to maintain adequate liquidity, we may need to further reduce our expenses or curtail our operations.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.50% as of April 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.25% as of April 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.25% as of April 28, 2012.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit. As currently planned, the 35 to 45 store closures under our store optimization program and the related transfer or disposition of store assets are not limited by our Credit Agreement.  We were in compliance with all covenants for all periods presented.

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

7. Net Income (Loss) Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands, except per share amounts)
Net loss	$(23,760)	$(30,028)
Weighted average common shares outstanding during the period (for basic calculation)	121,713	92,515
Dilutive effect of other potential common shares	—	—
Weighted average common shares and potential common shares (for diluted calculation)	121,713	92,515
Net loss per common share—Basic	$(0.20)	$(0.32)
Net loss per common share—Diluted	$(0.20)	$(0.32)

During the three months ended April 28, 2012 and April 30, 2011, 6.2 million and 3.5 million, respectively, of stock options, RSUs, and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because their effect were antidilutive.

8. Stockholders' Equity

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

9. Supplemental Executive Retirement Plan

Net periodic benefit cost of the Supplemental Executive Retirement Plan (“SERP”) consisted of the following:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Interest cost	$138	$139
Amortization of unrecognized net actuarial loss	9	—
	$147	$139

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2012 and 2011. Benefit

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments of $41,500 were made during the three months ended April 28, 2012. No benefit payments were made during the three months ended April 30, 2011.

10. Commitments and Contingencies

Operating Leases

During the three months ended April 28, 2012 and April 30, 2011, we incurred aggregate rent expense under operating leases of $17.1 million and $19.1 million, respectively, including common area maintenance costs (“CAM”) of $3.5 million and $3.7 million, respectively, and excluding related real estate taxes of $2.6 million and $2.7 million, respectively.  As of April 28, 2012, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $476.9 million.

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

Other

As of April 28, 2012, we had non-cancelable inventory purchase commitments of $110.8 million.

11. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The deferred marketing fees and revenue sharing activity was as follows:

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Balance at beginning of period	$8,800	$10,309
Marketing fees received	863	1,067
Marketing fees recognized to revenue	(1,075)	(1,140)
Revenue sharing recognized to revenue	(440)	(440)
Balance at end of period	8,148	9,796
Less — Current deferred marketing fees and revenue sharing	(4,367)	(4,363)
Long-term deferred marketing fees and revenue sharing	$3,781	$5,433

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended April 28, 2012 and April 30, 2011 was $1.9 million and $1.7 million, respectively.

12. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Net sales (a):
Retail	$131,202	$135,262
Direct	38,682	44,533
Net sales	$169,884	$179,795
Segment operating income (loss):
Retail	$923	$(6,822)
Direct	4,789	8,810
Total segment operating income (loss)	5,712	1,988
Corporate and other	(28,840)	(31,317)
Loss from operations	$(23,128)	$(29,329)
 ____________________________________________________________
(a)                     There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Net sales decreased to $169.9 million for the three months ended April 28, 2012, compared to $179.8 million for the three months ended April 30, 2011. This 5.5 percent decrease in net sales was primarily driven by the impact of store closures and a decrease of 13.1 percent in our direct segment sales. We had a decrease in comparable premium retail store sales(1) of 0.6 percent in our retail segment.

Gross profit was $54.4 million, or 32.0 percent of net sales, for the three months ended April 28, 2012, compared to $54.6 million, or 30.4 percent of net sales, for the three months ended April 30, 2011. This increase in gross profit margin was primarily due to an increase in merchandise margins reflecting improved product performance and lower overall inventory levels.

Selling, general and administrative expenses (“SG&A”) were $77.5 million, or 45.6 percent of net sales, for the three months ended April 28, 2012, compared to $83.9 million, or 46.7 percent of net sales, for the three months ended April 30, 2011. The decrease in SG&A dollars was primarily due to lower expenses in all categories, with the largest decline from marketing expenses.

Net loss was $23.8 million, or $0.20 per share on 121.7 million weighted average shares outstanding, for the three months ended April 28, 2012, compared to a net loss of $30.0 million, or $0.32 per share on 92.5 million weighted average shares outstanding, for the three months ended April 30, 2011. The increase in the number of shares versus the prior year period reflects the sale of 28.9 million shares of common stock on October 24, 2011.

We ended the first quarter of fiscal 2012 with $23.0 million in cash and cash equivalents compared to $24.0 million at the end of the first quarter of fiscal 2011.  As of April 28, 2012, we had $15.0 million of outstanding borrowings under our revolving line of credit.  Working capital was $35.1 million at the end of the first quarter of fiscal 2012, compared to $61.0 million at the end of the first quarter of fiscal 2011. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined 31.4 percent compared to the first quarter of fiscal 2011. Total inventory decreased 19.3 percent to $127.7 million at the end of the first quarter of fiscal 2012 from $158.2 million at the end of the first quarter of fiscal 2011.

 ____________________________________________________________

(1)
We define comparable premium retail stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting 16 months rather than 12 months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. The calculation of comparable store sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

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

 The first priority is to continue to evolve our product assortment to offer more compelling, unique fashions by offering a lifestyle focused collection that will enable us to broaden product appeal, improve inventory productivity, and strengthen our supply chain capabilities.

The second priority is to refine the Coldwater Creek brand messaging to enable us to expand our customer base. The brand messaging will highlight what makes Coldwater Creek unique, such as our distinctive looks, expressive colors, and fashion-right offerings. In the retail stores, the focus is on creating stronger key item and fashion story messages that are impactful, drive traffic, and elevate the brand perception. In the direct channel, the catalog will continue to evolve to reflect a more appealing look and layout, and the on-line channel will provide enhanced content and functionality.

The third priority is to improve overall traffic levels in all channels. In fiscal 2012, we plan to extend the reach and quality of our advertising platforms by developing differentiated, creative campaigns designed to extend the brand to new customers by using a combination of print and online advertising. In addition, in the second fiscal quarter of 2012, we are continuing to test the viability of television advertising as a medium to expand reach to new customers. In fiscal 2012, we also plan to expand our location-based marketing programs. As part of this initiative, we recently launched the next generation Coldwater Creek loyalty program. Over the course of fiscal 2012, we plan to add enhanced functionality to our e-commerce platform, continue to develop and evolve tablet and mobile applications, and improve the integration of our on-line and in-store shopping experience by providing customers with a view to product availability in stores.

As part of our ongoing store optimization plan that we announced earlier in fiscal 2011, we closed 15 premium retail stores in fiscal 2011 and we plan to close approximately 15 premium retail stores in fiscal 2012. We are on track to meet our expectations of closing between 35 and 45 stores between fiscal 2011 and fiscal 2013.

Outlook

We have made significant changes to both people and processes over the past two years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. During the fourth quarter of fiscal 2011 and continuing into the first quarter of fiscal 2012, we began to see the benefits of these investments in the form of significantly higher merchandise margins and meaningful improvements in comparable premium retail store sales trends, which gives us confidence that we are moving in the right direction.

We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. Specifically, we expect that as a result of these factors, among other things, it will take an extended period of time to realize positive growth in traffic levels to our retail stores and website.

We remain committed to disciplined management of expenses and inventory and now expect to reduce SG&A year-over-year by $10.0 million to $15.0 million in fiscal 2012, taking into account that fiscal 2012 has 53 weeks. Also for fiscal 2012, we expect capital expenditures to be $12.0 million to $16.0 million and depreciation and amortization expense to be approximately $52.0 million.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations

Comparison of the Three Months Ended April 28, 2012 with the Three Months Ended April 30, 2011:

	Three Months Ended
	April 28, 2012	% of net sales	April 30, 2011	% of net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$131,202	77.2%	$135,262	75.2%	$(4,060)	(3.0)%
Direct	38,682	22.8	44,533	24.8	(5,851)	(13.1)
	169,884	100.0	179,795	100.0	(9,911)	(5.5)
Cost of sales	115,493	68.0	125,182	69.6	(9,689)	(7.7)
Gross profit	54,391	32.0	54,613	30.4	(222)	(0.4)
Selling, general and administrative expenses	77,519	45.6	83,942	46.7	(6,423)	(7.7)
Loss from operations	(23,128)	(13.6)	(29,329)	(16.3)	6,201	(21.1)
Interest expense, net	561	0.3	414	0.2	147	35.5
Loss before income taxes	(23,689)	(13.9)	(29,743)	(16.5)	6,054	(20.4)
Income tax provision	71	—	285	0.2	(214)	(75.1)
Net loss	$(23,760)	(14.0)%	$(30,028)	(16.7)%	$6,268	(20.9)%
Net loss per common share — Diluted	$(0.20)		$(0.32)		$0.12	(37.5)%
Effective income tax rate	(0.3)%		(1.0)%

Net Sales

The $4.1 million decrease in retail segment net sales for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011 is primarily due to the impact of 13 net store closures since the end of the first quarter of fiscal 2011 as part of our store optimization program. Comparable premium retail store sales declined 0.6 percent, primarily due to an 8.9 percent decline in comparable traffic offset by an 8.0 percent increase in comparable average transaction value driven by a 6.3 percent increase in comparable average unit retail.

The $5.9 million decrease in direct segment net sales for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011 is primarily the result of a 7.9 percent decrease in order volume and a 1.1 percent decrease in average unit retail. Direct segment net sales were also negatively impacted by a decrease of $1.0 million in shipping revenue during the three months ended April 28, 2012 as compared to the three months ended April 30, 2011.

Gross Profit

Gross profit margin increased by 1.6 percentage points during the three months ended April 28, 2012 as compared to the three months ended April 30, 2011.  Gross profit margin was favorably impacted by a 2.2 percentage point increase in merchandise margins reflecting improved product performance and lower overall inventory levels.

Selling, General and Administrative Expenses

SG&A decreased $6.4 million during the three months ended April 28, 2012 as compared to the three months ended April 30, 2011, primarily due to lower expenses in all categories, with the largest decline from marketing expenses.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Three Months Ended
	April 28, 2012	% of Segment Sales	April 30, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$923	0.7%	$(6,822)	(5.0)%	*
Direct	4,789	12.4	8,810	19.8	(45.6)%
Total segment operating income	5,712		1,988		187.3
Unallocated corporate and other	(28,840)		(31,317)		(7.9)
Loss from operations	$(23,128)		$(29,329)		(21.1)
____________________________________________________________
*     Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011 increased by 5.7 percentage points. Higher merchandise margins contributed a 3.4 percentage point increase to the retail segment operating rate.  The retail segment operating income rate was also favorably impacted by a 1.6 and a 1.3 percentage point increase due to lower occupancy expenses and marketing expenses, respectively.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011 decreased by 7.4 percentage points.  Lower merchandise margins resulting from the sales mix within the direct segment contributed a 8.2 percentage point decrease to the operating rate, partially offset by a 2.1 percentage point increase due to lower marketing expenses.

Unallocated corporate and other expenses decreased $2.5 million for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011, primarily due to a decrease in marketing costs as a result of a reduction in national magazine advertising campaigns.

Interest Expense, net

The increase in interest expense, net, for the three months ended April 28, 2012 as compared to the same period in the prior year is primarily the result of higher amounts of debt outstanding.

Provision for Income Taxes

The income tax provision primarily reflects the continuing impact of the valuation allowance against our deferred tax assets and various state taxation requirements.

Seasonality

Our results continue to depend materially on the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. Additionally, as gift items and accessories are more prominently represented in the November and December holiday season merchandise offerings, we typically expect, absent offsetting factors, to realize higher consolidated gross margins and earnings in the second half of our fiscal year.

As with many apparel retailers, our net sales, results of operations, liquidity and cash flows have fluctuated, and will continue to fluctuate, as a result of a number of other factors, including the following:

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

Liquidity and Capital Resources

In May 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, corporate offices in Sandpoint, Idaho and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo Bank.  The Credit Agreement also provided a term loan due on May 16, 2016. We have a future option to request an increase in the amount of the revolving line of credit for an additional $15.0 million, which if granted would result in a total of $85.0 million available, exclusive of the term loan. As of April 28, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million and we had $16.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $38.1 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.50% as of April 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.25% as of April 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.  The term loan accrues interest at a rate of 6.00% over the Reference Rate, with an interest rate of 6.25% as of April 28, 2012.

The Credit Agreement has restrictive covenants that are limited to capital expenditure limitations, minimum amount of inventory to be held and minimum excess availability over the borrowing base that must be maintained. The Credit Agreement also contains various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and other payment restriction conditions, such as limits on our ability to pay dividends when we have outstanding borrowings on our revolving line of credit. As currently planned, the 35 to 45 store closures under our store optimization program and the related transfer or disposition of store assets are not limited by our Credit Agreement.  We were in compliance with all covenants for all periods presented.

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

Net cash used in operating activities was $24.5 million during the three months ended April 28, 2012 compared to $26.8 million during the three months ended April 30, 2011. The $2.3 million decrease in cash flows used in operating activities resulted primarily from a decrease in net loss partially offset by the impact of lower depreciation and amortization expense and higher deferred rents. We also had higher use of operating cash from operating assets and liabilities as a result of payments made to taxing authorities.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $3.7 million during the three months ended April 28, 2012 compared to $1.4 million during the three months ended April 30, 2011. Capital expenditures during the three months ended April 28, 2012 and April 30, 2011 primarily related to premium retail leasehold improvements.

Cash outflows from financing activities were $0.1 million during the three months ended April 28, 2012 compared to cash inflows of $0.4 million during the same period last year. The cash outflows during the three months ended April 28, 2012 were primarily due to payments of long-term debt and capital lease obligations.

As a result of the foregoing, we had $35.1 million in working capital at April 28, 2012 compared with $54.2 million at January 28, 2012 and $61.0 million at April 30, 2011. Our current ratio was 1.25 at April 28, 2012 compared with 1.36 at January 28, 2012 and 1.39 at April 30, 2011. As of April 28, 2012, we had $15.0 million outstanding under our revolving line of credit.
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

In line with our store optimization program announced during fiscal 2011, we closed 15 stores in fiscal 2011 and expect to close approximately 15 premium retail stores in fiscal 2012. We are on track to meet our expectations of closing between 35 and 45 stores between fiscal 2011 and fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.

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

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations, or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us. If we are unable to maintain adequate liquidity, we may need to further reduce our expenses or curtail our operations. Constraints on liquidity make us vulnerable to further downturns in our business or the general economy and a shortfall would have serious consequences for our business. Additionally, lack of capital could restrict our ability to react to changes in our business or to take advantage of opportunities as they arise, including opportunities designed to accelerate our turnaround. If we borrow additional amounts under our revolving line of credit or incur other debt, our interest expense will increase and we may be subject to additional covenants that could restrict our operations. The sale of additional equity securities or convertible debt securities could result in significant dilution to our current stockholders, particularly given our low stock price in recent periods. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.

Contractual Obligations

We have included a summary of our contractual obligations as of January 28, 2012 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. As of April 28, 2012, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $476.9 million.  Total debt and capital lease obligations outstanding as of April 28, 2012 was $42.1 million.  As of April 28, 2012, we had non-cancelable inventory purchase commitments of $110.8 million. There have been no other material changes in contractual obligations outside the ordinary course of business since January 28, 2012.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates.  The critical accounting policies used in the preparation of our consolidated financial statements include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements.  The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

As of April 28, 2012, we had outstanding debt of $14.9 million under our variable rate term loan and $15.0 million under our revolving line of credit.  The impact of a hypothetical 10 percent adverse change in interest rates for our debt would have resulted in an immaterial amount of additional expense for the three months ended April 28, 2012.

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

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 28, 2012. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 28, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements.

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the three months ended April 28, 2012 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences. The specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our products. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, we could be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.

We continue to update our style orientation and reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers' lifestyle and rebuilding our under performing categories. If these changes do not resonate with our customers, our sales, gross margins and results of operations will be adversely affected.

We may be unable to improve the value of our brand and our failure to do so may adversely affect our business.

Our success is driven by the value of the Coldwater Creek brand. We are implementing a comprehensive marketing campaign, which includes television, national magazine advertising, and online media initiatives, to restore Coldwater Creek's brand value and to increase traffic to all channels. This campaign is designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we are not able to improve our brand perception, we may not fully realize the benefits of any improvements to our merchandise assortment and our business and results of operations may be adversely affected.

Continued material operating losses may require that we obtain additional financing from the capital markets to execute our business plan and such financing may not be available to us in amounts or on terms acceptable to us.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations through the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us. If we are unable to maintain adequate liquidity, we may need to further reduce our expenses or curtail our operations. Constraints on liquidity make us vulnerable to further downturns in our business or the general economy and a shortfall would have serious consequences for our business. Additionally, lack of capital could restrict our ability to react to changes in our business or to take advantage of opportunities as they arise, including opportunities designed to accelerate our turnaround. If we borrow additional amounts under our revolving line of credit or incur other debt, our interest expense will increase and we may be subject to additional covenants that could restrict our operations. The sale of additional equity securities or convertible debt securities could result in significant dilution to our current stockholders, particularly given our low stock price in recent periods. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.

Our revolving line of credit contains borrowing base and other provisions that may restrict our ability to access it, which could impact our ability to access capital when needed.

We use our revolving line of credit to secure trade letters of credit and from time to time for borrowings, both of which reduce the amount available for borrowing. The actual amount of credit that is available under our revolving line of credit fluctuates and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. Consequently, it is possible that, should we need to access additional funds from our revolving line of credit, the amount needed may not be available. Additionally, our revolving line of credit contains covenants related to capital expenditures, minimum inventory book value, and other customary matters. Our failure to comply with the covenants terms and conditions could cause the revolving line of credit not to be available to us. As of April 28, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million with $16.9 million in letters of credit issued and $15.0 million borrowed on our revolving line of credit, resulting in $38.1 million available for borrowing under our revolving line of credit.

We may be unable to successfully realize the benefits of our store optimization program.

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our business performance and our focus on improving financial results, we are executing our store optimization program that we announced in fiscal 2011 based on an ongoing review of the performance of our premium retail stores. As a result, we closed 15 premium retail stores in fiscal 2011 and expect to close approximately 15 premium retail stores in fiscal 2012. We are on track to meet our expectations of closing between 35 and 45 stores between fiscal 2011 and fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.

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

Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

We have policies and procedures that are designed to help us comply with applicable laws and regulations, including those imposed by the SEC, NASDAQ, and other foreign, federal, state and local authorities. Any new or changes to laws and regulations that affects employment and labor, trade, product labeling and safety, transportation and logistics, healthcare, tax, privacy, environmental, or other areas applicable to us, may increase the complexity and the related cost of compliance. Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
31.1*	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 1st day of June 2012.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.