Form 10-Q
period 2012-07-28
COLDWATER CREEK INC
filed 2012-08-31
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 28, 2012
Common Stock ($0.01 par value)	121,977,346

Coldwater Creek Inc.
Form 10-Q
For the Fiscal Quarter Ended July 28, 2012

“We,” “us,” “our,” “Company” and “Coldwater,” unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for per share data)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$45,517	$51,365	$31,530
Receivables	6,576	8,199	9,296
Inventories	133,615	131,975	152,183
Prepaid and other current assets	8,095	6,137	11,639
Prepaid and deferred marketing costs	5,539	3,273	4,293
Deferred income taxes	2,313	2,313	6,536
Total current assets	201,655	203,262	215,477
Property and equipment, net	190,160	206,079	231,448
Deferred income taxes	1,884	1,891	2,049
Other assets	4,983	1,883	1,686
Total assets	$398,682	$413,115	$450,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,992	$55,130	$74,541
Accrued liabilities	82,991	74,915	78,460
Income taxes payable	187	3,260	3,302
Current maturities of debt and capital lease obligations	544	15,735	878
Total current liabilities	151,714	149,040	157,181
Deferred rents	92,665	101,384	108,227
Long-term debt and capital lease obligations	59,998	26,575	26,877
Supplemental Executive Retirement Plan	12,335	12,142	10,208
Deferred marketing fees and revenue sharing	3,294	4,402	5,144
Deferred income taxes	1,716	1,716	5,524
Other liabilities	1,090	1,443	1,509
Total liabilities	322,812	296,702	314,670
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 1, 0 and 0 shares issued, respectively	—	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 121,973, 121,669 and 92,688 shares issued, respectively	1,220	1,217	926
Additional paid-in capital	151,095	150,341	126,482
Accumulated other comprehensive loss	(2,186)	(2,204)	(464)
Retained earnings (deficit)	(74,259)	(32,941)	9,046
Total stockholders’ equity	75,870	116,413	135,990
Total liabilities and stockholders’ equity	$398,682	$413,115	$450,660

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$163,690	$181,409	$333,574	$361,204
Cost of sales	115,170	136,088	230,663	261,270
Gross profit	48,520	45,321	102,911	99,934
Selling, general and administrative expenses	65,674	69,977	143,193	153,489
Loss on asset impairments	—	2,445	—	2,875
Loss from operations	(17,154)	(27,101)	(40,282)	(56,430)
Other gain, net	(1,278)	—	(1,278)	—
Interest expense, net	1,725	507	2,286	921
Loss before income taxes	(17,601)	(27,608)	(41,290)	(57,351)
Income tax provision (benefit)	(43)	71	28	356
Net loss	$(17,558)	$(27,679)	$(41,318)	$(57,707)
Other comprehensive income:
Supplemental Executive Retirement Plan liability adjustment, net of tax	(18)	—	(18)	—
Total comprehensive loss	$(17,540)	$(27,679)	$(41,300)	$(57,707)
Net loss per share — Basic and Diluted	$(0.14)	$(0.30)	$(0.34)	$(0.62)
Weighted average shares outstanding — Basic and Diluted	121,810	92,606	121,761	92,561

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
Operating activities:
Net loss	$(41,318)	$(57,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,580	30,042
Non-cash interest expense	777	—
Stock-based compensation expense	869	1,162
Supplemental Executive Retirement Plan expense	294	278
Deferred income taxes	7	(641)
Valuation allowance adjustments	(217)	(658)
Deferred marketing fees and revenue sharing	84	(807)
Deferred rents	(9,159)	(8,503)
Gain on derivative liability	(2,349)	—
Series A Preferred Stock issuance costs	1,070	—
Net loss on asset dispositions and other termination charges	1,320	125
Loss on asset impairments	—	2,875
Other	64	748
Net change in operating assets and liabilities:
Receivables	1,055	265
Inventories	(1,640)	4,298
Prepaid and other current assets	(4,444)	4,676
Accounts payable	10,891	(3,878)
Accrued liabilities	(5,994)	(7,356)
Income taxes payable	(3,073)	3,302
Net cash used in operating activities	(25,183)	(31,779)
Investing activities:
Purchase of property and equipment	(9,784)	(3,699)
Proceeds from asset dispositions	—	766
Net cash used in investing activities	(9,784)	(2,933)
Financing activities:
Borrowings on revolving line of credit	10,000	—
Payments on revolving line of credit	(25,000)	—
Proceeds from the issuance of long-term debt	65,000	15,000
Payments of long-term debt and capital lease obligations	(15,177)	(296)
Payment of debt and Series A Preferred Stock issuance costs	(5,809)	(680)
Other	105	605
Net cash provided by financing activities	29,119	14,629
Net decrease in cash and cash equivalents	(5,848)	(20,083)
Cash and cash equivalents, beginning	51,365	51,613
Cash and cash equivalents, ending	$45,517	$31,530
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$1,511	$854
Income taxes paid (refunded), net	$3,187	$(3,148)

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, accessories, jewelry, and gift items. We conduct business in two operating segments: retail and direct. The retail segment consists of our premium retail stores, factory outlet stores, and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail. Intercompany balances and transactions have been eliminated.

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

Derivative Liability

As disclosed in Note 8, we issued 1,000 shares of Series A Preferred Stock in conjunction with a new senior secured term loan. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is included in accrued liabilities. Changes in the fair value are recorded as other gain or loss, net, in our consolidated statements of operations and comprehensive operations. During the three months ended July 28, 2012, we also recorded $1.1 million of issuance costs related to the Series A Preferred Stock.

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

As of July 30, 2011, we held $1.0 million in money market funds that are measured at fair value on a recurring basis using Level 1 inputs.  As of July 28, 2012 and January 28, 2012, we did not have any amounts in money market funds.

The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value on a recurring basis using the Black-Scholes option valuation model with Level 3 inputs using the following significant assumptions:

July 28, 2012
Closing price of Company's common stock	$0.66
Risk-free interest rate	1.6%
Expected volatility	89.3%
Expected life	10.0

The valuation model and the assumptions used in the model were determined based on the Series A Preferred Stock features and Company specific historical experience, taking into consideration expected future activity. The risk-free interest rate is based on the U.S. Treasury strip rates in effect at the time of measurement with an equivalent remaining term. The expected volatility of our stock prices is based on a combination of historical volatility and the implied volatility of our exchange traded options. Expected life is based on the remaining term of the Series A Preferred Stock. Significant increases (decreases) in any of those assumptions in isolation would result in a significantly higher (lower) fair value measurement of the derivative liability. Other assumptions based on the Series A Preferred Stock features, including anti-dilution provisions, were considered and determined to be insignificant to the valuation.

Activity for the derivative liability was as follows:

Three Months Ended
July 28, 2012
(in thousands)
Balance at beginning of period	$—
Issuance of Series A Preferred Stock	15,744
Gain on change in fair value	(2,349)
Balance at end of period	$13,395

During the six months ended July 30, 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million. This impairment charge was measured at fair value using Level 3 inputs (discounted cash flows).

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables, and debt.  The carrying value of cash, receivables, payables and borrowing on our revolving line of credit materially approximate their fair values due to their short-term nature. The carrying value of our new senior secured term loan materially approximates fair value at July 28, 2012 as the debt was recently obtained on July 9, 2012.  The carrying value of our previous term loan materially approximated fair value at January 28, 2012 and July 30, 2011.

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

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $3.7 million and $5.7 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $14.7 million and $21.6 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. Advertising expenses other than those related to direct response advertising of $5.3 million and $5.9 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $10.8 million and $12.3 million for the six months ended July 28, 2012 and July 30, 2011, respectively, are included in selling, general and administrative expense.

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

Stock-Based Compensation

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (“RSUs”) consisted of the following:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Stock options	$315	$404	$545	$812
RSUs	206	152	324	350
	$521	$556	$869	$1,162

During the six months ended July 28, 2012 and July 30, 2011, employees were granted 1,086,300 and 977,500 stock options, respectively.  The fair value of stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	July 28, 2012	July 30, 2011
Risk-free interest rate	0.73%	2.02%
Expected volatility	90%	84%
Expected life	4.95	5.22
Expected dividends	$—	$—
Weighted average fair value per share	$0.76	$1.07

During the six months ended July 28, 2012 and July 30, 2011, employees were granted 561,110 and 568,395 RSUs, respectively, at a weighted average fair value of $1.04 and $1.51, respectively.  During the six months ended July 28, 2012 and

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 30, 2011, employees were also granted 494,000 and 520,000 performance RSUs, respectively, at a weighted average grant date fair value of $1.16 and $1.43, respectively.  For the performance RSUs granted in fiscal 2012, half of the RSUs are subject to the achievement of earnings before interest expense and taxes (“EBIT”) targets for fiscal years 2012, 2013 and 2014, and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. For performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of EBIT targets for the second half of fiscal 2011 combined with fiscal 2012, and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012.  For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT targets for fiscal years 2010, 2011 and 2012. No compensation expense has been recognized for the fiscal 2011 and 2010 performance RSUs as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

Interest expense, net

Interest expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Interest expense	$1,726	$510	$2,290	$925
Interest income	(1)	(3)	(4)	(4)
	$1,725	$507	$2,286	$921

In fiscal 2012, we corrected the classification of other income, other expense and selling, general and administrative expenses. In previous years, other income and other expense was included with interest expense, net. For comparative purposes, other income, net, of $0.2 million for the six months ended July 30, 2011, has been classified as selling, general and administrative expenses.

3. Receivables

Receivables consisted of the following:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands)
Credit card receivables	$4,513	$2,960	$4,408
Tenant allowances	920	2,112	1,775
Other	1,143	3,127	3,113
	$6,576	$8,199	$9,296

Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of July 28, 2012, January 28, 2012, and July 30, 2011, no allowance for doubtful accounts was deemed necessary.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,656	29,646	29,646
Leasehold improvements	264,213	273,039	282,764
Furniture and fixtures	117,227	119,656	122,029
Technology hardware and software	90,406	90,063	93,917
Machinery and equipment and other	35,009	35,129	36,289
Capital leases	12,805	12,780	12,706
Construction in progress	16,613	13,137	13,510
	566,171	573,692	591,103
Less — Accumulated depreciation and amortization	(376,011)	(367,613)	(359,655)
	$190,160	$206,079	$231,448

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands)
Accrued payroll and benefits	$14,978	$14,134	$13,797
Gift cards and certificates	15,842	21,560	27,339
Derivative liability	13,395	—	—
Current portion of deferred rents	20,825	20,384	20,697
Current portion of deferred marketing fees and revenue sharing	5,590	4,398	4,358
Deferred sales royalty	3,346	3,511	3,179
Accrued sales returns	2,923	3,535	2,918
Accrued taxes	3,884	4,486	3,722
Other	2,208	2,907	2,450
	$82,991	$74,915	$78,460

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$65,271	$—	$—
Term loan	—	14,900	15,000
Revolving line of credit	—	15,000	—
Capital lease obligations	12,163	12,410	12,755
Total debt and capital lease obligations	77,434	42,310	27,755
Less:
Secured term loan discount	(16,892)	—	—
Current maturities of debt	—	(15,200)	(200)
Current maturities capital lease obligations	(544)	(535)	(678)
Long-term debt and capital lease obligations	$59,998	$26,575	$26,877

On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of July 28, 2012, $0.3 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.

In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo Bank.  In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of July 28, 2012, the revolving line of credit was limited to a borrowing base of $68.1 million and we had $20.1 million in letters of credit issued resulting in $48.0 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.25% as of July 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of July 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.

Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations, minimum amount of inventory to be held, minimum amount of liquidity and minimum excess availability over the borrowing base that must be maintained. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends, and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets are not limited by our Secured Term Loan or Credit Agreement.  We were in compliance with all covenants for all periods presented.

Both the Secured Term Loan and Credit Agreement contain customary events of default. Upon an event of default that is not

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

7. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of shares of Series A Preferred Stock, stock options, RSUs and shares to be purchased under our Employee Stock Purchase Plan ("ESPP") for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of excess tax benefits, if any, that would be recorded in additional paid-in-capital when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except per share amounts)
Net loss	$(17,558)	$(27,679)	$(41,318)	$(57,707)
Weighted average common shares outstanding during the period (for basic calculation)	121,810	92,606	121,761	92,561
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	121,810	92,606	121,761	92,561
Net loss per common share—Basic	$(0.14)	$(0.30)	$(0.34)	$(0.62)
Net loss per common share—Diluted	$(0.14)	$(0.30)	$(0.34)	$(0.62)

During the three months ended July 28, 2012 and July 30, 2011, 5.5 million and 4.2 million, respectively, of stock options, RSUs, and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. During the six months ended July 28, 2012 and July 30, 2011, 5.0 million and 3.7 million, respectively, of stock options, RSUs, and shares to be purchased under our ESPP were outstanding but was excluded from the computation of diluted net loss per share because the effect would be antidilutive. The outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.

8. Stockholders' Equity

On July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock to an affiliate of Golden Gate Capital which gives that affiliate the right to purchase up to 24.4 million shares of our common stock. Shares of Series A Preferred Stock have an initial exercise price of $0.85 per share of underlying common stock.

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

9. Supplemental Executive Retirement Plan

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net periodic benefit cost of the Supplemental Executive Retirement Plan (“SERP”) consisted of the following:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Interest cost	$138	$139	276	278
Amortization of unrecognized net actuarial loss	9	—	18	—
	$147	$139	$294	$278

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2012 and 2011. Benefit payments of $83 thousand were made during the six months ended July 28, 2012. No benefit payments were made during the six months ended July 30, 2011.

10. Commitments and Contingencies

Operating Leases

During the three months ended July 28, 2012 and July 30, 2011, we incurred aggregate rent expense under operating leases of $17.5 million and $18.9 million, respectively, including common area maintenance costs (“CAM”) of $3.4 million and $3.8 million, respectively, and excluding related real estate taxes of $2.6 million and $2.9 million, respectively.  During the six months ended July 28, 2012 and July 30, 2011, we incurred aggregate rent expense under operating leases of $34.6 million and $38.0 million, respectively, including CAM of $6.9 million and $7.5 million, respectively, and excluding related real estate taxes of $5.2 million and $5.6 million, respectively.

As of July 28, 2012, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $457.7 million.

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

Other

As of July 28, 2012, we had non-cancelable inventory purchase commitments of $145.8 million.

11. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The deferred marketing fees and revenue sharing activity was as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Balance at beginning of period	$8,148	$9,796	$8,800	$10,309
Marketing fees received	996	1,287	1,859	2,353
Revenue sharing received	2,946	—	2,946	—
Marketing fees recognized to revenue	(1,117)	(1,141)	(2,192)	(2,280)
Revenue sharing recognized to revenue	(2,089)	(440)	(2,529)	(880)
Balance at end of period	8,884	9,502	8,884	9,502
Less — Current deferred marketing fees and revenue sharing	(5,590)	(4,358)	(5,590)	(4,358)
Long-term deferred marketing fees and revenue sharing	$3,294	$5,144	$3,294	$5,144

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended July 28, 2012 and July 30, 2011 was $1.8 million and $1.7 million, respectively.  During the six months ended July 28, 2012 and July 30, 2011, sales royalty revenue was approximately $3.7 million and $3.4 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Net sales (a):
Retail	$129,939	$142,244	$261,141	$277,506
Direct	33,751	39,165	72,433	83,698
Net sales	$163,690	$181,409	$333,574	$361,204
Segment operating income (loss):
Retail	$4,486	$(6,680)	$5,409	$(13,501)
Direct	3,710	3,289	8,499	12,099
Total segment operating income (loss)	8,196	(3,391)	13,908	(1,402)
Corporate and other	(25,350)	(23,710)	(54,190)	(55,028)
Loss from operations	$(17,154)	$(27,101)	$(40,282)	$(56,430)
 ____________________________________________________________
(a)                     There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as “anticipate,” “believe,” “estimate,” “expect,” “could,” “may,” “will,” “should,” “plan,” “predict,” “potential,” and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our Risk Factors in this Quarterly Report on Form 10-Q and other reports we file with the SEC. The forward-looking statements in this Quarterly Report are as of the date such report is filed with the SEC, and we assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.  References to a fiscal year are to the calendar year in which the fiscal year begins.

Executive Summary

Net sales decreased to $163.7 million for the three months ended July 28, 2012, compared to $181.4 million for the three months ended July 30, 2011. This 9.8 percent decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 6.5 percent in our retail segment, a decrease of 13.8 percent in our direct segment sales, and the impact of store closures.

Gross profit was $48.5 million, or 29.6 percent of net sales, for the three months ended July 28, 2012, compared to $45.3 million, or 25.0 percent of net sales, for the three months ended July 30, 2011. This increase in gross profit margin was primarily due to an increase in merchandise margins reflecting improved product performance and significantly lower markdowns as a result of overall lower inventory levels.

Selling, general and administrative expenses (“SG&A”) were $65.7 million, or 40.1 percent of net sales, for the three months ended July 28, 2012, compared to $70.0 million, or 38.6 percent of net sales, for the three months ended July 30, 2011. The decrease of $4.3 million in SG&A was primarily due to lower expenses in all categories, with the largest decline from marketing expenses.

Net loss was $17.6 million, or $0.14 per share, on 121.8 million weighted average shares outstanding, for the three months ended July 28, 2012, compared to a net loss of $27.7 million, or $0.30 per share, on 92.6 million weighted average shares outstanding, for the three months ended July 30, 2011. The increase in the number of shares versus the prior year period reflects the sale of 28.9 million shares of common stock on October 24, 2011. Net loss for the three months ended July 28, 2012 included other gain, net, of $1.3 million, or $0.01 per share, due to the change in the fair value of the derivative liability net of issuance costs related to the Series A Preferred Stock (refer to the derivative liability section in the Critical Accounting Policies and Estimates below for additional discussion of the accounting treatment). Net loss for the three months ended July 28, 2012 also included incremental interest expense of $1.1 million, or $0.01 per share, as a result of closing the Secured Term Loan financing transaction. Net loss for the three months ended July 30, 2011 included a non-cash asset impairment charge of $2.4 million, or $0.03 per share, primarily associated with eighteen under performing stores.

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

We ended the second quarter of fiscal 2012 with $45.5 million in cash and cash equivalents compared to $31.5 million at the end of the second quarter of fiscal 2011.  As of July 28, 2012, we had no outstanding borrowings under our revolving line of credit.  Working capital was $49.9 million at the end of the second quarter of fiscal 2012, compared to $58.3 million at the end of the second quarter of fiscal 2011. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined 3.8 percent compared to the second quarter of fiscal 2011. Total inventory decreased 12.2 percent to $133.6 million at the end of the second quarter of fiscal 2012 from $152.2 million at the end of the second quarter of fiscal 2011.

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

The third priority is to improve overall traffic levels in all channels. In fiscal 2012, we plan to extend the reach and quality of our advertising platforms by developing differentiated, creative campaigns designed to extend the brand to new customers by using a combination of print and online advertising. In fiscal 2012, we also plan to expand our location-based marketing programs. As part of this initiative, in February we launched the next generation Coldwater Creek loyalty program, which as of the end of August 2012, has added over one million members. Over the course of fiscal 2012, we plan to add enhanced functionality to our e-commerce platform, continue to develop and evolve tablet and mobile applications, and improve the integration of our on-line and in-store shopping experience by providing customers with a view to product availability in stores.

We announced a store optimization program in fiscal 2011, which is based on a three-part strategy. The first part of the program is to close the majority of the under performing stores, and to date we have closed 24 total stores. We now expect to close up to a total of 45 stores, as compared to our previous projection of between 35 to 45 stores. The second part of our strategy is to opportunistically utilize lease expirations and/or kick out clauses to relocate, or downsize stores with the goal of reducing the average store size to 4,500 square feet from 5,700 square feet. The third part of our program is to renegotiate lease terms. We believe that the combined impact of this program will lead to improvements in our store productivity over time.

We are also focused on improving the profitability of our factory outlet stores. For the past 18 months, we have been growing the penetration of made-for-outlet product as part of our strategy to shift the focus of our factory outlet stores from one that utilizes the channel for clearance of excess product, to one that primarily sells made-for-outlet product. We have been very pleased with the results thus far, and believe that this initiative will contribute to a meaningful improvement in our overall profitability over time.

Outlook

We have made significant changes to both people and processes over the past two years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. We are continuing to see the benefits of these investments in the form of significantly higher merchandise margins and meaningful reductions in our year-over-year losses, which gives us confidence that we are moving in the right direction.

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

We remain committed to disciplined management of expenses and inventory and continue to expect to reduce SG&A year-over-year by $10.0 million to $15.0 million in fiscal 2012, taking into account that fiscal 2012 has 53 weeks. Also for fiscal 2012, we expect capital expenditures to be $12.0 million to $16.0 million and depreciation and amortization expense to be approximately $52.0 million.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations

Comparison of the Three Months Ended July 28, 2012 with the Three Months Ended July 30, 2011:

	Three Months Ended
	July 28, 2012	% of net sales	July 30, 2011	% of net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$129,939	79.4%	$142,244	78.4%	$(12,305)	(8.7)%
Direct	33,751	20.6	39,165	21.6	(5,414)	(13.8)
	163,690	100.0	181,409	100.0	(17,719)	(9.8)
Cost of sales	115,170	70.4	136,088	75.0	(20,918)	(15.4)
Gross profit	48,520	29.6	45,321	25.0	3,199	7.1
Selling, general and administrative expenses	65,674	40.1	69,977	38.6	(4,303)	(6.1)
Loss on asset impairments	—	—	2,445	1.3	(2,445)	*
Loss from operations	(17,154)	(10.5)	(27,101)	(14.9)	9,947	(36.7)
Other gain, net	(1,278)	(0.8)	—	—	(1,278)	*
Interest expense, net	1,725	1.1	507	0.3	1,218	240.2
Loss before income taxes	(17,601)	(10.8)	(27,608)	(15.2)	10,007	(36.2)
Income tax provision (benefit)	(43)	—	71	—	(114)	*
Net loss	$(17,558)	(10.7)%	$(27,679)	(15.3)%	$10,121	(36.6)%
Net loss per common share — Diluted	$(0.14)		$(0.30)		$0.16	(53.3)%
Effective income tax rate	0.2%		(0.3)%
Premium Retail Store Count:
Beginning of the period	359		371
Opened	—		2
Closed	(4)		(7)
End of the period	355		366
____________________________________________________________
*     Percentage comparisons for changes between positive and negative or zero values are not considered meaningful.

Net Sales

The $12.3 million decrease in retail segment net sales for the three months ended July 28, 2012 as compared to the three months ended July 30, 2011 is primarily the result of a 6.5 percent decrease in comparable premium retail store sales. This decrease is primarily the result of a 12.8 percent decline in comparable traffic partially offset by a 3.4 percent increase in comparable average transaction value, driven by a 2.5 percent increase in comparable average unit retail and improved conversion. Also contributing to the decrease in retail segment net sales is the impact of 12 net store closures since the end of the second quarter of fiscal 2011 as part of our store optimization program.

The $5.4 million decrease in direct segment net sales for the three months ended July 28, 2012 as compared to the three months ended July 30, 2011 is primarily the result of a 19.2 percent decrease in order volume partially offset by a 4.7 percent increase in average transaction value. Direct segment net sales were also negatively impacted by a decrease of 1.6 million in shipping revenue during the three months ended July 28, 2012 as compared to the three months ended July 30, 2011.

Gross Profit

Gross profit margin increased by 4.6 percentage points during the three months ended July 28, 2012 as compared to the three months ended July 30, 2011.  Gross profit margin was favorably impacted by a 4.6 percentage point increase in merchandise margins reflecting improved product performance and significantly lower markdowns as a result of overall lower inventory levels.

Selling, General and Administrative Expenses

SG&A decreased $4.3 million during the three months ended July 28, 2012 as compared to the three months ended July 30, 2011, primarily due to lower expenses in all categories, with the largest decline from marketing expenses.

Loss on Asset Impairments

We did not have any impairment charges during the three months ended July 28, 2012. During the three months ended July 30, 2011, we recorded an impairment charge of $2.4 million related to certain long-lived assets, primarily premium store leasehold improvements.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Three Months Ended
	July 28, 2012	% of Segment Sales	July 30, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$4,486	3.5%	$(6,680)	(4.7)%	*
Direct	3,710	11.0	3,289	8.4	12.8%
Total segment operating income	8,196		(3,391)		*
Unallocated corporate and other	(25,350)		(23,710)		6.9
Loss from operations	$(17,154)		$(27,101)		(36.7)
____________________________________________________________
*     Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended July 28, 2012 as compared to the three months ended July 30, 2011 increased by 8.2 percentage points. Higher merchandise margins contributed a 4.5 percentage point increase to the retail segment operating rate.  The retail segment operating income rate was also favorably impacted by 1.8 and 1.2 percentage points due to lower occupancy expenses and marketing expenses, respectively, net of the deleveraging impact of lower sales and the favorable impact of store closures since the end of the second quarter of fiscal 2011 as part of our store optimization program.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended July 28, 2012 as compared to the three months ended July 30, 2011 increased by 2.6 percentage points.  Higher merchandise margins contributed a 4.1 percentage point increase to the operating rate, partially offset by a 1.6 percentage point decrease due to the deleveraging of employee-related expenses.

Unallocated corporate and other expenses increased $1.6 million for the three months ended July 28, 2012 as compared to the three months ended July 30, 2011, primarily due to an increase in employee-related expenses.

Other Gain, net

During the three months ended July 28, 2012, we recorded a $2.3 million gain from a fair value adjustment related to the derivative liability partially offset by $1.1 million of issuance costs related to the Series A Preferred Stock.

Interest Expense, net

The increase in interest expense, net, for the three months ended July 28, 2012 as compared to the same period in the prior year is primarily the result of incremental interest expense of $1.1 million as a result of closing the Secured Term Loan financing transaction.

Provision for Income Taxes

The income tax provision primarily reflects the continuing impact of the valuation allowance against our deferred tax assets and various state taxation requirements.

Comparison of the Six Months Ended July 28, 2012 with the Six Months Ended July 30, 2011:

	Six Months Ended
	July 28, 2012	% of net sales	July 30, 2011	% of net sales	$ change	% change
	(in thousands, except per share data)
Net sales:
Retail	$261,141	78.3%	$277,506	76.8%	$(16,365)	(5.9)%
Direct	72,433	21.7	83,698	23.2	(11,265)	(13.5)
	333,574	100.0	361,204	100.0	(27,630)	(7.6)
Cost of sales	230,663	69.1	261,270	72.3	(30,607)	(11.7)
Gross profit	102,911	30.9	99,934	27.7	2,977	3.0
Selling, general and administrative expenses	143,193	42.9	153,489	42.5	(10,296)	(6.7)
Loss on asset impairments	—	—	2,875	0.8	(2,875)	*
Loss from operations	(40,282)	(12.1)	(56,430)	(15.6)	16,148	(28.6)
Other gain, net	(1,278)	(0.4)	—	—	(1,278)	*
Interest expense, net	2,286	0.7	921	0.3	1,365	148.2
Loss before income taxes	(41,290)	(12.4)	(57,351)	(15.9)	16,061	(28.0)
Income tax provision	28	—	356	0.1	(328)	(92.1)
Net loss	$(41,318)	(12.4)%	$(57,707)	(16.0)%	$16,389	(28.4)%
Net loss per common share — Diluted	$(0.34)		$(0.62)		$0.28	(45.2)%
Effective income tax rate	(0.1)%		(0.6)%
Premium Retail Store Count:
Beginning of the period	363		373
Opened	—		2
Closed	(8)		(9)
End of the period	355		366
____________________________________________________________
*     Percentage comparisons for changes between positive and zero values are not considered meaningful.

Net Sales

The $16.4 million decrease in retail segment net sales for the six months ended July 28, 2012 as compared to the six months ended July 30, 2011 is primarily the result of a 3.6 percent decrease in comparable premium retail store sales. This decrease is primarily the result of a 10.9 percent decline in comparable traffic partially offset by a 7.6 percent increase in comparable average transaction value, driven by a 6.3 percent increase in comparable average unit retail and improved conversion. Also contributing to the decrease in retail segment net sales is the impact of 12 net store closures since the end of the second quarter of fiscal 2011 as part of our store optimization program.

The $11.3 million decrease in direct segment net sales for the six months ended July 28, 2012 as compared to the six months ended July 30, 2011 is primarily the result of a 13.6 percent decrease in order volume partially offset by a 1.4 percent increase in average transaction value. Direct segment net sales were also negatively impacted by a decrease of 2.6 million in shipping revenue during the six months ended July 28, 2012 as compared to the six months ended July 30, 2011.

Gross Profit

Gross profit margin increased by 3.2 percentage points during the six months ended July 28, 2012 as compared to the six months ended July 30, 2011.  Gross profit margin was favorably impacted by a 2.7 percentage point increase in merchandise margins reflecting improved product performance and significantly lower markdowns as a result of overall lower inventory levels.

Selling, General and Administrative Expenses

SG&A decreased $10.3 million during the six months ended July 28, 2012 as compared to the six months ended July 30, 2011, primarily due to lower expenses in all categories, with the largest decline from marketing expenses.

Loss on Asset Impairments

We did not have any impairment charges during the six months ended July 28, 2012. During the six months ended July 30, 2011, we recorded an impairment charge of $2.9 million related to certain long-lived assets, primarily premium store leasehold improvements.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Six Months Ended
	July 28, 2012	% of Segment Sales	July 30, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$5,409	2.1%	$(13,501)	(4.9)%	*
Direct	8,499	11.7	12,099	14.5	(29.8)%
Total segment operating income	13,908		(1,402)		*
Unallocated corporate and other	(54,190)		(55,028)		(1.5)
Loss from operations	$(40,282)		$(56,430)		(28.6)
____________________________________________________________
*     Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for the six months ended July 28, 2012 as compared to the six months ended July 30, 2011 increased by 7.0 percentage points. Higher merchandise margins contributed a 4.0 percentage point increase to the retail segment operating rate.  The retail segment operating income rate was also favorably impacted by 1.3 and 1.2 percentage points due to lower marketing expenses and occupancy expenses, respectively, net of the deleveraging impact of lower sales and the favorable impact of store closures since the end of the second quarter of fiscal 2011 as part of our store optimization program.

Direct segment operating income rate expressed as a percent of direct segment sales for the six months ended July 28, 2012 as compared to the six months ended July 30, 2011 decreased by 2.8 percentage points.  Lower merchandise margins resulting from the sales mix within the direct segment contributed a 2.4 percentage point decrease to the operating rate. The direct segment operating income rate was favorably impacted by 1.3 percentage points due to lower marketing expenses, net of the deleveraging impact of lower sales, partially offset by a 1.2 percentage point decrease due to the deleveraging of employee-related expenses.

Unallocated corporate and other expenses decreased $0.8 million for the six months ended July 28, 2012 as compared to the six months ended July 30, 2011, primarily due to decreases in marketing and occupancy expenses partially offset by an increase in employee-related expenses.

Other Gain, net

During the six months ended July 28, 2012, we recorded a $2.3 million gain from a fair value adjustment related to the derivative liability partially offset by $1.1 million of issuance costs related to the Series A Preferred Stock.

Interest Expense, net

The increase in interest expense, net, for the six months ended July 28, 2012 as compared to the same period in the prior year is primarily the result of incremental interest expense of $1.1 million as a result of closing the Secured Term Loan financing transaction.

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

Liquidity and Capital Resources

On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of July 28, 2012, $0.3 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.

In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by Wells Fargo Bank.  In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of July 28, 2012, the revolving line of credit was limited to a borrowing base of $68.1 million and we had $20.1 million in letters of credit issued resulting in $48.0 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”) with an interest rate of 2.25% as of July 28, 2012. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of July 28, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.

Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations, minimum amount of inventory to be held, minimum amount of liquidity and minimum excess availability over the borrowing base that must be maintained. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends, and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets are not limited by our Secured Term Loan or Credit Agreement.  We were in compliance with all covenants for all periods presented.

Both the Secured Term Loan and Credit Agreement contain customary events of default. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Net cash used in operating activities was $25.2 million during the six months ended July 28, 2012 compared to $31.8 million during the six months ended July 30, 2011. The $6.6 million decrease in cash flows used in operating activities resulted primarily from a decrease in net loss partially offset by the impact of lower depreciation and amortization expense and other non-cash activity. We also had higher use of operating cash from operating assets and liabilities as a result of payments made to taxing authorities.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $9.8 million during the six months ended July 28, 2012 compared to $3.7 million during the six months ended July 30, 2011. Capital expenditures during the six months ended July 28, 2012 and July 30, 2011 primarily related to premium retail leasehold improvements.

Cash inflows from financing activities were $29.1 million during the six months ended July 28, 2012 compared to $14.6 million during the same period last year. The cash inflows during the six months ended July 28, 2012 primarily reflect the new Secured Term Loan with a portion of the proceeds used to pay down our revolving line of credit, the repayment of the separate term loan previously provided during the six months ended July 30, 2011 by Wells Fargo Bank, and related debt issuance costs.

As a result of the foregoing, we had $49.9 million in working capital at July 28, 2012 compared with $54.2 million at January 28, 2012 and $58.3 million at July 30, 2011. Our current ratio was 1.33 at July 28, 2012 compared with 1.36 at January 28, 2012 and 1.37 at July 30, 2011. As of July 28, 2012, we had no borrowings under our revolving line of credit.
We plan to limit new store openings to one premium retail store and one factory outlet store in fiscal 2012, and will continue to evaluate real estate opportunities to improve the efficiency of our store base, including the potential of relocating stores to more favorable locations and reducing overall store size. Capital expenditures for fiscal 2012 are expected to be between $12.0 million and $16.0 million.

In line with our store optimization program announced during fiscal 2011, we closed 15 premium retail stores and one factory outlet store in fiscal 2011 and 8 premium retail stores during the six months ended July 28, 2012 with approximately 15 total premium retail stores expected to close in fiscal 2012. We now expect to close up to a total of 45 stores between fiscal 2011 and fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.

Historically, we have relied on our cash resources and cash flows from operations to fund our operations. We have also used our revolving line of credit to securitize trade letters of credit and, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount of credit that is available from time to time under our revolving line of credit fluctuates greatly and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be determined at the discretion of the lender. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations for the foreseeable future. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business.

Contractual Obligations

The following tables summarize our minimum contractual commitments and commercial obligations as of July 28, 2012:

	Payments Due in Fiscal Year
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(in thousands)
Operating leases (a) (d)	$457,657	$37,073	$141,815	$113,483	$165,286
Contractual commitments (b)	146,098	146,087	11	—	—
Debt, including estimated interest payments (c)	117,660	1,903	8,569	9,877	97,311
Capital leases (d)	22,892	738	2,885	2,262	17,007
Benefit obligations (e)	14,134	812	1,570	1,651	10,101
	$758,441	$186,613	$154,850	$127,273	$289,705
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of July 28, 2012 of $55.6 million. All other operating leases primarily pertain to premium and factory outlet retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $145.8 million and capital expenditures of $0.3 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of July 28, 2012 of $10.0 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of July 28, 2012 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

(e)	Benefit obligations include the cash payments expected to be made related to the Supplemental Executive Retirement Plan and other compensation arrangements.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates.  The critical accounting policies used in the preparation of our consolidated financial statements include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements.  The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and is updated for the following:

Derivative Liability

On July 9, 2012, we issued 1,000 shares of Series A Preferred Stock in conjunction with the Secured Term Loan, which is convertible up to 24.4 million shares of our common stock at an initial exercise price of $0.85 per share of underlying common stock. The fair value of the Series A Preferred Stock at issuance was $15.7 million, which was recorded as a derivative liability and is measured at fair value on a recurring basis using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in the consolidated statements of operations and comprehensive operations. As of July 28, 2012, the derivative liability was $13.4 million and during the six months ended July 28, 2012, we recorded $2.3 million of gain on the derivative liability. A 10 percent increase (decrease) in the closing price of our common stock at July 28, 2012, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $1.5 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and the market price of our common stock.  We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. We do not enter into financial instruments for trading or other speculative purposes.

Our Secured Term Loan bears interest at a fixed rate and would not be affected by interest rate changes. Future borrowings under our revolving line of credit would be affected by interest rate changes.

The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock at July 28, 2012, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $1.5 million.

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

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of July 28, 2012. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 28, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements.

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the six months ended July 28, 2012 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences. The specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our merchandise. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, we could be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.

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

Our success is driven by the value of the Coldwater Creek brand. Our comprehensive marketing campaign, which includes television, national magazine advertising, and online media initiatives, is designed to restore Coldwater Creek's brand value and to increase traffic to all channels. This campaign is designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we are not able to improve our brand perception, we may not fully realize the benefits of improvements to our merchandise assortment and our business and results of operations may be adversely affected.

Our Secured Term Loan and Credit Agreement have restrictive covenants that may limit our ability to fund operations, which could adversely affect our business.

Both the Secured Term Loan and Credit Agreement have covenants that may restrict the manner in which we operate our business. These covenants, among other things, subject us to capital expenditure limitations, minimum amount of inventory to be held, minimum amount of liquidity and minimum excess availability over the borrowing base that must be maintained, along with various other conditions. Should we fail to comply with the covenants and conditions, we would be unable to fund our operations without a significant restructuring of our business.

Our revolving line of credit contains borrowing base and other provisions that may limit our ability to access it, which could adversely affect our business.

We use our revolving line of credit to secure trade letters of credit and from time to time for borrowings, both of which reduce the amount available for borrowing. The actual amount of credit that is available under our revolving line of credit fluctuates and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that may be required by the lender. Consequently, it is possible that, should we need to access additional funds from our revolving line of credit, the amount needed may not be available. As of July 28, 2012, the revolving line of credit was limited to a borrowing base of $68.1 million with $20.1 million in letters of credit issued and no borrowings on our revolving line of credit, resulting in $48.0 million available for borrowing under our revolving line of credit.

Continued material operating losses could adversely impact our cash and liquidity and it may be necessary to seek additional sources of financing, which may not be available to us in amounts or on terms acceptable to us.

We believe we have sufficient cash and liquidity, including our revolving line of credit that we may continue to draw on from time to time, to fund our operations for the foreseeable future. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our cash and liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.

We may be unable to successfully realize the benefits of our store optimization program.

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our business performance and our focus on improving financial results, we are executing our store optimization program that we announced in fiscal 2011 based on an ongoing review of the performance of our premium retail stores. As a result, we closed 15 premium retail stores and one factory outlet store in fiscal 2011 and 8 premium retail stores during the six months ended July 28, 2012 with approximately 15 total premium retail stores expected to close in fiscal 2012. We now expect to close up to a total of 45 stores between fiscal 2011 and fiscal 2013. The optimization program will be achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.

Our stock currently fails to meet the Nasdaq continued listing requirements. If we fail to regain compliance with continued listing requirements, our stock may be delisted.

On June 14, 2012, we received a letter from Nasdaq notifying us that we have not maintained compliance with Nasdaq's listing rules because the price of our common stock over a period of 30 consecutive business days had closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of our common stock and we have a period of 180 calendar days, or until December 11, 2012, to regain compliance. If at any time before December 11, 2012, the price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the rules.

On September 21, 2012, at a special meeting, our stockholders will vote on a proposal to approve an amendment to our certificate of incorporation in order to effect a reverse stock split of our common stock, as determined by our Board of Directors in its discretion, of a ratio of not less than one-for-three and not more than one-for-six. In the event that our stockholders fail to approve the reverse stock split or if our common stock fails to close at or above $1.00 per share for a minimum of 10 consecutive business days following the reverse stock split, or we fail to meet any of the other listing requirements in the future, our common stock will be subject to delisting. In the event that we receive notice that our common stock is subject to being delisted, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq hearings panel. There is no assurance that we will be successful in regaining compliance with the minimum price requirement or that we will continue to meet other listing requirements in the future. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which would adversely affect the market liquidity of our common stock, security analysts' coverage of us could be reduced and customer, investor, supplier and employee confidence may be diminished.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, timing of retail store openings and closings, and other Company announcements. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to their operating performance. The reported high and low closing prices of our common stock during the six months ended July 28, 2012 were $1.27 per share and $0.46 per share, respectively. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our results of operations and liquidity. Changes in the market price of our common stock could considerably affect the valuation of our derivative liability resulting in significant non-cash fluctuations in earnings. In addition, price volatility of our common stock may expose us to stockholder litigation which may adversely affect our financial condition, results of operations and cash flows.

Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

We have policies and procedures that are designed to help us comply with applicable laws and regulations, including those imposed by the SEC, NASDAQ, and other foreign, federal, state and local authorities. Any new or changes to laws and regulations that affects employment and labor, trade, product labeling and safety, transportation and logistics, health care, tax, privacy, environmental, or other areas applicable to us, may increase the complexity and the related cost of compliance. Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Golden Gate Capital beneficially owns 16.7% of our common stock through its holding of Series A Preferred Stock. Dennis Pence, our Chairman of the Board of Directors, CEO and co-founder, beneficially owns 15.5% of our common stock. Ann Pence, our co-founder, beneficially owns 12.4% of our common stock. Either Golden Gate Capital, Dennis Pence or Ann Pence acting independently would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the Company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
3.1*	Certificate of Designation of Preferences of Convertible Series A Preferred Stock of the Company (filed as exhibit 3.1 to the Company's 8-K filed on July 13, 2012)
10.1*
Limited Waiver and First Amendment to Amended and Restated Credit Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent and Swing Line Lender, and Wells Fargo Credit, Inc. (filed as exhibit 10.1 to the Company's 8-K filed on July 13, 2012)

10.2*
Term Loan Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the Lenders party thereto and CC Holdings Agency Corp. (filed as exhibit 10.2 to the Company's 8-K filed on July 13, 2012)

10.3*
Stock Purchase and Investor Rights Agreement, dated as of July 9, 2012, between the Company and CC Holdings of Delaware, LLC - Series A (filed as exhibit 10.3 to the Company's 8-K filed on July 13, 2012)

10.4*	Registration Rights Agreement, dated as of July 9, 2011, between the Company and CC Holdings of Delaware, LLC - Series A (filed as exhibit 10.4 to the Company's 8-K filed on July 13, 2012)
31.3‡	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.4‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.2°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 31st day of August 2012.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Certificate of Designation of Preferences of Convertible Series A Preferred Stock of the Company (filed as exhibit 3.1 to the Company's 8-K filed on July 13, 2012)
10.1*
Limited Waiver and First Amendment to Amended and Restated Credit Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent and Swing Line Lender, and Wells Fargo Credit, Inc. (filed as exhibit 10.1 to the Company's 8-K filed on July 13, 2012)

10.2*
Term Loan Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the Lenders party thereto and CC Holdings Agency Corp. (filed as exhibit 10.2 to the Company's 8-K filed on July 13, 2012)

10.3*
Stock Purchase and Investor Rights Agreement, dated as of July 9, 2012, between the Company and CC Holdings of Delaware, LLC - Series A (filed as exhibit 10.3 to the Company's 8-K filed on July 13, 2012)

10.4*	Registration Rights Agreement, dated as of July 9, 2011, between the Company and CC Holdings of Delaware, LLC - Series A (filed as exhibit 10.4 to the Company's 8-K filed on July 13, 2012)
31.3‡	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.4‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.2°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.