Form 10-Q
period 2012-10-27
COLDWATER CREEK INC
filed 2012-11-30
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 27, 2012
Common Stock ($0.01 par value)	30,519,607

Coldwater Creek Inc.
Form 10-Q
For the Fiscal Quarter Ended October 27, 2012

“We,” “us,” “our,” “Company” and “Coldwater,” unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for per share data)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,294	$51,365	$37,881
Receivables	8,554	8,199	10,871
Inventories	161,715	131,975	171,970
Prepaid and other current assets	7,339	6,137	6,438
Prepaid and deferred marketing costs	6,570	3,273	6,639
Deferred income taxes	2,819	2,313	6,536
Total current assets	218,291	203,262	240,335
Property and equipment, net	180,640	206,079	219,521
Deferred income taxes	2,207	1,891	2,054
Other assets	4,568	1,883	1,860
Total assets	$405,706	$413,115	$463,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,430	$55,130	$85,420
Accrued liabilities	89,820	74,915	75,506
Income taxes payable	240	3,260	3,305
Current maturities of debt and capital lease obligations	560	15,735	15,819
Total current liabilities	182,050	149,040	180,050
Deferred rents	86,900	101,384	104,648
Long-term debt and capital lease obligations	61,797	26,575	26,755
Supplemental Executive Retirement Plan	12,431	12,142	10,305
Deferred marketing fees and revenue sharing	3,257	4,402	4,791
Deferred income taxes	2,512	1,716	5,524
Other liabilities	1,018	1,443	1,515
Total liabilities	349,965	296,702	333,588
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 1, 0 and 0 shares issued, respectively	—	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 30,520, 30,417 and 30,402 shares issued, respectively	305	304	304
Additional paid-in capital	152,397	151,254	150,454
Accumulated other comprehensive loss	(2,176)	(2,204)	(464)
Accumulated deficit	(94,785)	(32,941)	(20,112)
Total stockholders’ equity	55,741	116,413	130,182
Total liabilities and stockholders’ equity	$405,706	$413,115	$463,770

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$188,124	$187,465	$521,698	$548,669
Cost of sales	122,059	131,200	352,722	392,470
Gross profit	66,065	56,265	168,976	156,199
Selling, general and administrative expenses	76,106	84,519	219,299	238,008
Loss on asset impairments	—	—	—	2,875
Loss from operations	(10,041)	(28,254)	(50,323)	(84,684)
Other loss, net	6,797	—	5,519	—
Interest expense, net	3,573	599	5,859	1,520
Loss before income taxes	(20,411)	(28,853)	(61,701)	(86,204)
Income tax provision	115	305	143	661
Net loss	$(20,526)	$(29,158)	$(61,844)	$(86,865)
Other comprehensive income:
Supplemental Executive Retirement Plan liability adjustment, net of tax	(10)	—	(28)	—
Total comprehensive loss	$(20,516)	$(29,158)	$(61,816)	$(86,865)
Net loss per share — Basic and Diluted	$(0.67)	$(1.24)	$(2.03)	$(3.73)
Weighted average shares outstanding — Basic and Diluted	30,504	23,573	30,460	23,284

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Operating activities:
Net loss	$(61,844)	$(86,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,037	43,527
Non-cash interest expense	3,001	—
Stock-based compensation expense	1,335	1,635
Supplemental Executive Retirement Plan expense	441	416
Deferred income taxes	(26)	(646)
Valuation allowance adjustments	(343)	(840)
Deferred marketing fees and revenue sharing	(702)	(1,150)
Deferred rents	(15,569)	(12,356)
Loss on derivative liability	4,434	—
Series A Preferred Stock issuance costs	1,086	—
Net loss on asset dispositions and other termination charges	2,249	119
Loss on asset impairments	—	2,875
Other	207	316
Net change in operating assets and liabilities:
Receivables	(1,064)	(459)
Inventories	(29,740)	(15,489)
Prepaid and other current assets	(4,781)	7,531
Accounts payable	34,965	8,064
Accrued liabilities	(4,592)	(9,542)
Income taxes payable	(3,020)	3,305
Net cash used in operating activities	(34,926)	(59,559)
Investing activities:
Purchase of property and equipment	(14,234)	(6,963)
Proceeds from asset dispositions	141	795
Net cash used in investing activities	(14,093)	(6,168)
Financing activities:
Net proceeds from stock offering	—	22,979
Borrowings on revolving line of credit	10,000	15,000
Payments on revolving line of credit	(25,000)	—
Proceeds from the issuance of long-term debt	65,000	15,000
Payments of long-term debt and capital lease obligations	(15,309)	(553)
Payment of debt and Series A Preferred Stock issuance costs	(5,895)	(695)
Other	152	264
Net cash provided by financing activities	28,948	51,995
Net decrease in cash and cash equivalents	(20,071)	(13,732)
Cash and cash equivalents, beginning	51,365	51,613
Cash and cash equivalents, ending	$31,294	$37,881
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$2,863	$1,463
Income taxes paid (refunded), net	$3,396	$(2,627)

The accompanying notes are an integral part of these interim financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Organizational Structure

Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women’s apparel, gifts, jewelry, and accessories. We conduct business in two operating segments: retail and direct. The retail segment consists of our premium retail stores, factory outlet stores, and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail. Intercompany balances and transactions have been eliminated.

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

On October 4, 2012, we effected a one-for-four reverse split of our common stock (the "Reverse Stock Split"). All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, gift card breakage, inventory adjustments, derivative liability, stock-based compensation, impairment of long-lived assets, contingencies, and income taxes. These estimates and assumptions are based on historical results as well as management’s future expectations. Actual results may vary from these estimates and assumptions.

Derivative Liability

On July 9, 2012, as disclosed in Note 8, we issued 1,000 shares of Series A Preferred Stock in conjunction with a new senior secured term loan. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is included in accrued liabilities. Changes in the fair value are recorded as other gain or loss, net, in our consolidated statements of operations and comprehensive operations. During the nine months ended October 27, 2012, we recorded $1.1 million of issuance costs related to the Series A Preferred Stock.

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

The derivative liability, representing shares of Series A Preferred Stock, is measured on a recurring basis at fair value with Level 3 inputs using the Black-Scholes option valuation model with the following inputs (retroactively adjusted to reflect the Reverse Stock Split):

October 27, 2012
Closing price of Company's common stock	$3.99
Exercise price	$3.40
Risk-free interest rate	1.7%
Expected volatility	82.2%
Expected life	9.7 years

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

Activity for the derivative liability was as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Balance at beginning of period	$13,395	$—	$—	$—
Issuance of Series A Preferred Stock	—	—	15,744	—
Loss on change in fair value	6,783	—	4,434	—
Balance at end of period	$20,178	$—	$20,178	$—

During the nine months ended October 29, 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million. This impairment charge was measured at fair value using Level 3 inputs (discounted cash flows).

We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables, and debt.  The carrying value of cash, receivables, payables and borrowing on our revolving line of credit materially approximate their fair values due to their short-term nature. As of October 27, 2012, the fair value of our senior secured term loan was $54.4 million compared to the carrying value of $50.3 million, which includes accrued PIK interest and net of the loan discount. The fair value of the senior secured term loan was estimated using Level 3 inputs by discounting the cash flows with an assumed interest rate that considers credit and liquidity risk. The carrying value of our previous term loan materially approximated fair value at January 28, 2012 and October 29, 2011.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising Costs

Direct response advertising includes catalogs, national magazine advertisements and other mailings that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response advertisements are accumulated as prepaid marketing costs. Once the related catalog, national magazine advertisement, or other mailings is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle, typically several weeks. Direct response advertising expense was $10.9 million and $9.5 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $25.6 million and $31.1 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.

Advertising costs other than direct response advertising, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the advertising event first takes place. Advertising expenses other than those related to direct response advertising of $6.6 million and $17.4 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $17.4 million and $29.7 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, are included in selling, general and administrative expense.

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

Stock-Based Compensation

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units (“RSUs”) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Stock options	$270	$345	$815	$1,157
RSUs	196	128	520	478
	$466	$473	$1,335	$1,635

All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.

During the nine months ended October 27, 2012 and October 29, 2011, employees were granted 291,075 and 263,125 stock options, respectively.  The fair value of stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Risk-free interest rate	0.71%	1.93%
Expected volatility	90%	88%
Expected life	4.9 years	5.2 years
Expected dividends	$—	$—
Weighted average fair value per share	$3.01	$4.16

During the nine months ended October 27, 2012 and October 29, 2011, employees were granted 262,024 and 141,598 RSUs, respectively, at a weighted average fair value of $3.98 and $6.04, respectively.  During the nine months ended October 27, 2012 and October 29, 2011, employees were also granted 123,500 and 130,000 performance RSUs, respectively, at a weighted average grant date fair value of $4.64 and $5.72, respectively.  For the performance RSUs granted in fiscal 2012, half of the RSUs are subject to the achievement of earnings before interest expense and taxes (“EBIT”) targets for fiscal years 2012, 2013 and 2014, and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. For performance RSUs granted in fiscal 2011, half of the RSUs are subject to the achievement of EBIT targets for the second half of fiscal 2011 combined with fiscal 2012, and half of the RSUs are subject to the achievement of sales targets for the second half of fiscal 2011 combined with fiscal 2012.  For performance RSUs granted in fiscal 2010, the RSUs are subject to the achievement of combined EBIT targets for fiscal years 2010, 2011 and 2012. No compensation expense has been recognized for the fiscal 2011 and 2010 performance RSUs as it was determined to be not probable that the performance conditions would be met. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.

Interest Expense, net

Interest expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Interest expense	$3,574	$631	$5,864	$1,556
Interest income	(1)	(32)	(5)	(36)
	$3,573	$599	$5,859	$1,520

In fiscal 2012, we corrected the classification of other income, other expense and selling, general and administrative expenses. In previous years, other income and other expense was included with interest expense, net. For comparative purposes, other income, net, of $0.4 million for the nine months ended October 29, 2011 has been classified as selling, general and administrative expenses.

3. Receivables

Receivables consisted of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands)
Credit card receivables	$5,174	$2,960	$5,208
Tenant allowances	501	2,112	2,140
Other	2,879	3,127	3,523
	$8,554	$8,199	$10,871

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of October 27, 2012, January 28, 2012, and October 29, 2011, no allowance for doubtful accounts was deemed necessary.

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,656	29,646	29,646
Leasehold improvements	262,605	273,039	277,617
Furniture and fixtures	116,202	119,656	121,262
Technology hardware and software	89,866	90,063	90,444
Machinery and equipment and other	34,547	35,129	35,564
Capital leases	12,805	12,780	12,781
Construction in progress	16,341	13,137	13,316
	562,264	573,692	580,872
Less — Accumulated depreciation and amortization	(381,624)	(367,613)	(361,351)
	$180,640	$206,079	$219,521

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands)
Accrued payroll and benefits	$12,932	$14,134	$10,278
Gift cards and certificates	14,023	21,560	25,908
Derivative liability	20,178	—	—
Current portion of deferred rents	21,469	20,384	20,971
Current portion of deferred marketing fees and revenue sharing	4,841	4,398	4,368
Deferred sales royalty	3,310	3,511	3,250
Accrued sales returns	4,647	3,535	3,923
Accrued taxes	5,026	4,486	4,646
Other	3,394	2,907	2,162
	$89,820	$74,915	$75,506

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$66,508	$—	$—
Term loan	—	14,900	14,950
Revolving line of credit	—	15,000	15,000
Capital lease obligations	12,033	12,410	12,624
Total debt and capital lease obligations	78,541	42,310	42,574
Less:
Secured term loan discount	(16,184)	—	—
Current maturities of debt	—	(15,200)	(15,200)
Current maturities of capital lease obligations	(560)	(535)	(619)
Long-term debt and capital lease obligations	$61,797	$26,575	$26,755

On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of October 27, 2012, $1.5 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.

In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank.  In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of October 27, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million with no borrowings and $18.5 million in letters of credit issued, resulting in $51.5 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the “Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of October 27, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.

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

The following table sets forth the computation of basic and diluted net loss per common share (retroactively adjusted to reflect the Reverse Stock Split):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands, except per share amounts)
Net loss	$(20,526)	$(29,158)	$(61,844)	$(86,865)
Weighted average common shares outstanding during the period (for basic calculation)	30,504	23,573	30,460	23,284
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	30,504	23,573	30,460	23,284
Net loss per common share—Basic	$(0.67)	$(1.24)	$(2.03)	$(3.73)
Net loss per common share—Diluted	$(0.67)	$(1.24)	$(2.03)	$(3.73)

During the three months ended October 27, 2012 and October 29, 2011, 1.3 million and 1.0 million, respectively, of stock options, RSUs, and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. During the nine months ended October 27, 2012 and October 29, 2011, 1.3 million and 0.9 million, respectively, of stock options, RSUs, and shares to be purchased under our ESPP were outstanding but was excluded from the computation of diluted net loss per share because the effect would be antidilutive. The conversion rights available to outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.

8. Stockholders' Equity

On October 4, 2012, we effected the Reverse Stock Split at a ratio equal to one-for four. The Reverse Stock Split was approved at a special meeting of our stockholders on September 21, 2012. As a result of the Reverse Stock Split, every four shares of common stock issued prior to the opening of trading on October 4, 2012 was consolidated into one issued share reducing the total number of issued shares of common stock from 122.0 million shares to 30.5 million shares. The shares of Series A Preferred Stock outstanding remains the same. However, the number of shares of common stock each share of Series A Preferred Stock is convertible into and the related exercise price has been adjusted proportionally. The Reverse Stock Split did

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol "CWTR." Our stockholders' equity has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing common stock and increasing additional paid-in capital, with no change to stockholders' equity in the aggregate. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

On July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock to an affiliate of Golden Gate Capital which gives that affiliate the right to purchase up to 6.1 million shares of our common stock through the maturity date of July 9, 2022. Shares of Series A Preferred Stock have an initial exercise price of $3.40 per share of underlying common stock.

On October 24, 2011, we completed an underwritten public offering of 7.2 million shares of our common stock.  We received net proceeds from the offering of $23.0 million after deducting underwriting discounts and commissions and offering expenses.

9. Supplemental Executive Retirement Plan

Net periodic benefit cost of the Supplemental Executive Retirement Plan (“SERP”) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Interest cost	$137	$138	413	416
Amortization of unrecognized net actuarial loss	10	—	28	—
	$147	$138	$441	$416

As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2012 and 2011. During the nine months ended October 27, 2012 and October 29, 2011, we made benefit payments of $124,501 and $124,500, respectively.

10. Commitments and Contingencies

Operating Leases

During the three months ended October 27, 2012 and October 29, 2011, we incurred aggregate rent expense under operating leases of $15.4 million and $19.0 million, respectively, including common area maintenance costs (“CAM”) of $3.2 million and $3.6 million, respectively, and excluding related real estate taxes of $2.4 million and $2.8 million, respectively.  During the nine months ended October 27, 2012 and October 29, 2011, we incurred aggregate rent expense under operating leases of $50.0 million and $57.0 million, respectively, including CAM of $10.1 million and $11.1 million, respectively, and excluding related real estate taxes of $7.6 million and $8.4 million, respectively.

As of October 27, 2012, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases totaled $436.0 million.

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

Other

As of October 27, 2012, we had non-cancelable inventory purchase commitments of $130.9 million.

11. Co-Branded Credit Card Program

Deferred marketing fees and revenue sharing

The deferred marketing fees and revenue sharing activity was as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Balance at beginning of period	$8,884	$9,502	$8,800	$10,309
Marketing fees received	1,199	1,175	3,058	3,528
Revenue sharing received	—	—	2,946	—
Marketing fees recognized to revenue	(1,191)	(1,078)	(3,383)	(3,358)
Revenue sharing recognized to revenue	(794)	(440)	(3,323)	(1,320)
Balance at end of period	8,098	9,159	8,098	9,159
Less — Current deferred marketing fees and revenue sharing	(4,841)	(4,368)	(4,841)	(4,368)
Long-term deferred marketing fees and revenue sharing	$3,257	$4,791	$3,257	$4,791

Sales Royalty

The amount of sales royalty recognized as revenue during the three months ended October 27, 2012 and October 29, 2011 was $1.8 million and $1.8 million, respectively.  During the nine months ended October 27, 2012 and October 29, 2011, sales royalty revenue was approximately $5.5 million and $5.2 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Reporting

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Net sales (a):
Retail	$147,245	$144,138	$408,386	$421,644
Direct	40,879	43,327	113,312	127,025
Net sales	$188,124	$187,465	$521,698	$548,669
Segment operating income (loss):
Retail	$10,127	$1,757	$15,536	$(11,744)
Direct	6,938	6,328	15,437	18,427
Total segment operating income	17,065	8,085	30,973	6,683
Corporate and other	(27,106)	(36,339)	(81,296)	(91,367)
Loss from operations	$(10,041)	$(28,254)	$(50,323)	$(84,684)
 ____________________________________________________________
(a)                     There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 4, 2012, we effected a one-for-four reverse split of our common stock (the "Reverse Stock Split"). All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

Executive Summary

Net sales increased to $188.1 million for the three months ended October 27, 2012, compared to $187.5 million for the three months ended October 29, 2011. This increase in net sales was primarily driven by an increase in comparable premium retail store sales(1) of 7.3 percent, partially offset by the impact of store closures and a decrease of 5.7 percent in our direct sales.

Gross profit was $66.1 million, or 35.1 percent of net sales, for the three months ended October 27, 2012, compared to $56.3 million, or 30.0 percent of net sales, for the three months ended October 29, 2011. This increase in gross profit margin was primarily due to increased leverage of buying and occupancy costs, and improvements in merchandise margins reflecting improved product performance.

Selling, general and administrative expenses (“SG&A”) were $76.1 million, or 40.5 percent of net sales, for the three months ended October 27, 2012, compared to $84.5 million, or 45.1 percent of net sales, for the three months ended October 29, 2011. The decrease of $8.4 million in SG&A was primarily due to lower marketing expenses.

Net loss for the three months ended October 27, 2012 was $20.5 million, or $0.67 per share, on 30.5 million weighted average shares outstanding, and included other loss, net, of $6.8 million, or $0.22 per share, due to the change in the fair value of the derivative liability related to the Series A Preferred Stock that we issued in July 2012 (refer to the derivative liability section in the Critical Accounting Policies and Estimates below for additional discussion of the accounting treatment). This compares to a net loss of $29.2 million, or $1.24 per share, on 23.6 million weighted average shares outstanding, for the three months ended October 29, 2011.

We ended the third quarter of fiscal 2012 with $31.3 million in cash and cash equivalents compared to $37.9 million at the end of the third quarter of fiscal 2011.  As of October 27, 2012, we had no outstanding borrowings under our revolving line of credit, compared to $15.0 million at the end of the third quarter of fiscal 2011. At the end of the third quarter of fiscal 2012, working capital was $36.2 million compared to $60.3 million at the end of the third quarter of fiscal 2011. The reduction in working capital reflects the impact of the $20.2 million derivative liability. Premium retail store inventory per square foot, including retail inventory in our distribution center, declined 9.3 percent compared to the third quarter of fiscal 2011. Total inventory decreased 6.0 percent to $161.7 million at the end of the third quarter of fiscal 2012 from $172.0 million at the end of the third quarter of fiscal 2011.

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

Company Initiatives

For fiscal 2012, we are focused on completing the initiatives that we believe are necessary to move the business beyond the turnaround phase and return to growth. We expect to demonstrate steady improvements in sales productivity and operating results for fiscal 2012 as we emphasize three strategic priorities, including 1) continuing to evolve and elevate our merchandise, 2) strengthening our brand messaging, and 3) improving our marketing effectiveness to drive increased traffic to all channels.

The first priority is to continue to evolve our product assortment to offer more compelling, unique fashions by offering a lifestyle focused collection that will enable us to broaden product appeal, improve inventory productivity, and strengthen our supply chain capabilities.

The second priority is to refine the Coldwater Creek brand messaging to enable us to expand our customer base. The brand messaging will highlight what makes Coldwater Creek unique, such as our distinctive looks, expressive colors, and fashion-right offerings. The catalog will continue to evolve to reflect a more appealing look and layout. In the retail stores, the focus is on creating stronger key item and fashion story messages that are impactful, drive traffic, and elevate the brand perception. In the direct channel, our website will provide enhanced content and functionality.

The third priority is to improve overall traffic levels in all channels. In fiscal 2012, we plan to extend the reach and quality of our advertising platforms by developing differentiated, creative campaigns designed to extend the brand to new customers by using a combination of print and online advertising. In fiscal 2012, we also plan to expand our location-based marketing programs. As part of this initiative, in February we launched the next generation Coldwater Creek loyalty program, which as of the end of November 2012, has added over 1.3 million members. Over the course of fiscal 2012, we are enhancing functionality to our e-commerce platform, continue to develop and evolve tablet and mobile applications, and improve the integration of our on-line and in-store shopping experience by providing customers with a view to product availability in stores.

In fiscal 2011, we announced a store optimization program, which is based on a three-part strategy. In the first part of the strategy, we expect to close up to 45 stores through fiscal 2013, which include the majority of our under performing stores. To date, we have closed 25 total stores. The second part of our strategy is to opportunistically utilize lease expirations and kick out rights to relocate or downsize stores with the goal of reducing the average store size to 4,500 square feet from 5,700 square feet. The third part of our strategy is to renegotiate lease terms. We believe that the combined impact of this program will lead to improvements in our store productivity over time.

We are also focused on improving the profitability of our factory outlet stores, and we have been growing the penetration of made-for-outlet product as part of our strategy to shift the focus of our factory outlet stores from one that utilizes the channel for clearance of excess product, to one that primarily sells made-for-outlet product. We have been very pleased with the results thus far, and believe that this initiative will contribute to a meaningful improvement in our overall profitability over time.

Outlook

We have made significant changes to both people and processes over the past few years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. We are continuing to see the benefits of these investments in the form of significantly higher margins and meaningful reductions in our year-over-year losses, which gives us confidence that we are moving in the right direction.

We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced incomes and asset values, high unemployment and deterioration in the housing market. We believe these conditions continue to have a negative impact on our sales, gross margin and operating performance. Our results were also negatively impacted by significant weather events on the East Coast in early November.

We remain committed to disciplined management of expenses and inventory and continue to expect to reduce SG&A year-over-year by $13.0 million to $15.0 million in fiscal 2012, taking into account that fiscal 2012 has 53 weeks. Also for fiscal 2012, we expect capital expenditures to be $15.0 million to $17.0 million and depreciation and amortization expense to be approximately $52.0 million.

If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations

Comparison of the Three Months Ended October 27, 2012 with the Three Months Ended October 29, 2011:

	Three Months Ended
	October 27, 2012	% of net sales	October 29, 2011	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$147,245	78.3%	$144,138	76.9%	$3,107	2.2%
Direct	40,879	21.7	43,327	23.1	(2,448)	(5.7)
	188,124	100.0	187,465	100.0	659	0.4
Cost of sales	122,059	64.9	131,200	70.0	(9,141)	(7.0)
Gross profit	66,065	35.1	56,265	30.0	9,800	17.4
Selling, general and administrative expenses	76,106	40.5	84,519	45.1	(8,413)	(10.0)
Loss from operations	(10,041)	(5.3)	(28,254)	(15.1)	18,213	(64.5)
Other loss, net	6,797	3.6	—	—	6,797	*
Interest expense, net	3,573	1.9	599	0.3	2,974	496.5
Loss before income taxes	(20,411)	(10.8)	(28,853)	(15.4)	8,442	(29.3)
Income tax provision	115	0.1	305	0.2	(190)	(62.3)
Net loss	$(20,526)	(10.9)%	$(29,158)	(15.6)%	$8,632	(29.6)
Net loss per share — Basic and Diluted	$(0.67)		$(1.24)		$0.57	(46.0)
Premium Retail Store Count:
Beginning of the period	355		366
Opened	1		1
Closed	2		1
End of the period	354		366
____________________________________________________________
*     Percentage comparisons for changes between positive and zero values are not considered meaningful.

Net Sales

The $3.1 million increase in retail segment net sales for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011 is primarily the result of a 7.3 percent increase in comparable premium retail store sales, partially offset by the impact of 12 net store closures since the end of the third quarter of fiscal 2011 as part of our store optimization program. The increase in comparable premium retail store sales was primarily driven by a 15.9 percent increase in conversion on relatively flat comparable traffic, partially offset by a 6.8 percent decrease in comparable average transaction value.

The $2.4 million decrease in direct segment net sales for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011 is primarily the result of a 2.2 percent decrease in average transaction value, partially offset by a 1.3 percent increase in order volume. Direct segment net sales were also negatively impacted by a decrease of $1.3 million in shipping revenue during the three months ended October 27, 2012 as compared to the three months ended October 29, 2011.

Gross Profit

Gross profit margin increased by 5.1 percentage points during the three months ended October 27, 2012 as compared to the three months ended October 29, 2011.  Gross profit margin was favorably impacted by a 3.4 percentage point improvement due to increased leverage of buying and occupancy costs and a 1.7 percentage point increase in merchandise margins, reflecting improved product performance and significantly lower markdowns as a result of overall lower inventory levels.

Selling, General and Administrative Expenses

SG&A decreased $8.4 million during the three months ended October 27, 2012 as compared to the three months ended October 29, 2011, primarily due to declines in marketing expenses.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	October 27, 2012	% of Segment Sales	October 29, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$10,127	6.9%	$1,757	1.2%	476.4%
Direct	6,938	17.0	6,328	14.6	9.6
Total segment operating income	17,065		8,085		111.1
Unallocated corporate and other	(27,106)		(36,339)		(25.4)
Loss from operations	$(10,041)		$(28,254)		(64.5)

Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011 increased by 5.7 percentage points. The retail segment operating income rate was favorably impacted by 2.5 and 1.3 percentage points due to lower occupancy expenses and employee-related expenses, respectively, and the favorable impact of store closures since the end of the third quarter of fiscal 2011 as part of our store optimization program.

Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011 increased by 2.4 percentage points.  Higher margins contributed a 7.0 percentage point increase to the operating rate, partially offset by a 4.5 percentage point decrease primarily due to higher marketing expenses associated with our catalogs and online advertising.

Unallocated corporate and other expenses decreased $9.2 million for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011, primarily due to a decrease in other marketing expenses as we did not anniversary our national television campaign, partially offset by an increase in employee-related expenses.

Other Loss, net

During the three months ended October 27, 2012, we recorded a $6.8 million loss from a fair value adjustment related to the derivative liability.

Interest Expense, net

The increase in interest expense, net, for the three months ended October 27, 2012 as compared to the same period in the prior year is primarily the result of interest on borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012.

Provision for Income Taxes

The income tax provision primarily reflects the continuing impact of the valuation allowance against our deferred tax assets and various state taxation requirements.

Comparison of the Nine Months Ended October 27, 2012 with the Nine Months Ended October 29, 2011:

	Nine Months Ended
	October 27, 2012	% of net sales	October 29, 2011	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$408,386	78.3%	$421,644	76.8%	$(13,258)	(3.1)%
Direct	113,312	21.7	127,025	23.2	(13,713)	(10.8)
	521,698	100.0	548,669	100.0	(26,971)	(4.9)
Cost of sales	352,722	67.6	392,470	71.5	(39,748)	(10.1)
Gross profit	168,976	32.4	156,199	28.5	12,777	8.2
Selling, general and administrative expenses	219,299	42.0	238,008	43.4	(18,709)	(7.9)
Loss on asset impairments	—	—	2,875	0.5	(2,875)	*
Loss from operations	(50,323)	(9.6)	(84,684)	(15.4)	34,361	(40.6)
Other loss, net	5,519	1.1	—	—	5,519	*
Interest expense, net	5,859	1.1	1,520	0.3	4,339	285.5
Loss before income taxes	(61,701)	(11.8)	(86,204)	(15.7)	24,503	(28.4)
Income tax provision	143	—	661	0.1	(518)	(78.4)
Net loss	$(61,844)	(11.9)%	$(86,865)	(15.8)%	$25,021	(28.8)
Net loss per share — Basic and Diluted	$(2.03)		$(3.73)		$1.70	(45.6)
Premium Retail Store Count:
Beginning of the period	363		373
Opened	1		3
Closed	10		10
End of the period	354		366
____________________________________________________________
*     Percentage comparisons for changes between positive and zero values are not considered meaningful.

Net Sales

The $13.3 million decrease in retail segment net sales for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011 reflects the impact of 12 net store closures since the end of the third quarter of fiscal 2011 as part of our store optimization program, partially offset by the favorable impact of slightly positive comparable premium retail store sales. The increase in comparable premium retail store sales was primarily driven by a 7.4 percent increase in conversion and a 1.3 percent increase in comparable average transaction value, partially offset by a 8.0 percent decrease in comparable traffic.

The $13.7 million decrease in direct segment net sales for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011 is primarily the result of an 8.6 percent decrease in order volume. Direct segment net sales were also negatively impacted by a decrease of $3.9 million in shipping revenue during the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011.

Gross Profit

Gross profit margin increased by 3.9 percentage points during the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011.  Gross profit margin was favorably impacted by a 2.4 percentage point increase in merchandise margins, reflecting improved product performance and significantly lower markdowns as a result of overall lower inventory levels, and 1.5 percentage point improvement due to increased leverage of buying and occupancy costs.

Selling, General and Administrative Expenses

SG&A decreased $18.7 million during the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011, primarily due to declines in marketing expenses.

Loss on Asset Impairments

We did not have any impairment charges during the nine months ended October 27, 2012. During the nine months ended October 29, 2011, we recorded impairment charges of $2.9 million related to certain long-lived assets, primarily premium store leasehold improvements.

Loss from Operations

We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Nine Months Ended
	October 27, 2012	% of Segment Sales	October 29, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$15,536	3.8%	$(11,744)	(2.8)%	*
Direct	15,437	13.6	18,427	14.5	(16.2)%
Total segment operating income	30,973		6,683		363.5
Unallocated corporate and other	(81,296)		(91,367)		(11.0)
Loss from operations	$(50,323)		$(84,684)		(40.6)
____________________________________________________________
*     Percentage comparisons for changes between positive and negative values are not considered meaningful.

Retail segment operating income rate expressed as a percent of retail segment sales for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011 increased by 6.6 percentage points. Higher margins contributed a 2.6 percentage point increase to the retail segment operating rate.  The retail segment operating income rate was also favorably impacted by 1.8 percentage points due to lower occupancy expenses and the favorable impact of store closures since the end of the third quarter of fiscal 2011 as part of our store optimization program.

Direct segment operating income rate expressed as a percent of direct segment sales for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011 decreased by 0.9 percentage points.  The direct segment operating income rate was negatively impacted by 1.8 percentage points due to the deleveraging impact of lower sales, partially offset by higher margins.

Unallocated corporate and other expenses decreased $10.1 million for the nine months ended October 27, 2012 as compared to the nine months ended October 29, 2011, primarily due to decreases in marketing and occupancy expenses partially offset by an increase in employee-related expenses.

Other Loss, net

During the nine months ended October 27, 2012, we recorded a $4.4 million loss from a fair value adjustment related to the derivative liability in addition to $1.1 million of issuance costs related to the Series A Preferred Stock.

Interest Expense, net

The increase in interest expense, net, for the nine months ended October 27, 2012 as compared to the same period in the prior year is primarily the result of borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012.

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

Liquidity and Capital Resources

On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of October 27, 2012, $1.5 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.

In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The actual amount of credit that is available from time to time under the revolving line of credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank.  In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of October 27, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million with no borrowings and $18.5 million in letters of credit issued, resulting in $51.5 million available for borrowing under our revolving line of credit.

Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the

“Availability”)) over a reference rate of, at our election, either LIBOR or a base rate (the “Reference Rate”). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of October 27, 2012. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.

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

Net cash used in operating activities was $34.9 million during the nine months ended October 27, 2012 compared to $59.6 million during the nine months ended October 29, 2011. The $24.6 million decrease in net cash used in operating activities resulted primarily from a decrease in net loss, net of non-cash activity, partially offset by higher use of cash from operating assets and liabilities.

Cash outflows from investing activities principally consisted of capital expenditures, which totaled $14.2 million during the nine months ended October 27, 2012 compared to $7.0 million during the nine months ended October 29, 2011. Capital expenditures during the nine months ended October 27, 2012 and October 29, 2011 were primarily related to premium retail leasehold improvements.

Cash inflows from financing activities were $28.9 million during the nine months ended October 27, 2012 compared to $52.0 million during the same period last year. The cash inflows during the nine months ended October 27, 2012 primarily reflect the new Secured Term Loan with a portion of the proceeds used to pay down our revolving line of credit, the repayment of the separate term loan previously provided during the nine months ended October 29, 2011 by Wells Fargo Bank, and related debt issuance costs. The cash inflows during the nine months ended October 29, 2011 were primarily derived from proceeds of $23.0 million from our stock offering, net of underwriting discounts and commissions and offering expenses, borrowings of $15.0 million on our revolving line of credit and proceeds from our $15.0 million term loan.

As a result of the foregoing, at October 27, 2012 we had $36.2 million in working capital compared with $54.2 million at January 28, 2012 and $60.3 million at October 29, 2011. At October 27, 2012, our current ratio was 1.20 compared with 1.36 at January 28, 2012 and 1.33 at October 29, 2011. The reduction in working capital and current ratios are both reflect the impact of the $20.2 million derivative liability.
We plan to limit new store openings to one premium retail store in fiscal 2012 and will continue to evaluate real estate opportunities to improve the efficiency of our store base, including the potential of relocating stores to more favorable locations and reducing overall store size. Capital expenditures for fiscal 2012 are expected to be between $15.0 million and $17.0 million.

In fiscal 2011, we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013. To date, we have closed 25 total stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.

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

Contractual Obligations

The following tables summarize our minimum contractual commitments and commercial obligations as of October 27, 2012:

	Payments Due in Fiscal Year
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(in thousands)
Operating leases (a) (d)	$435,978	$18,116	$138,550	$111,863	$167,449
Contractual commitments (b)	131,173	73,840	57,333	—	—
Debt, including estimated interest payments (c)	115,503	996	8,069	9,377	97,061
Capital leases (d)	22,523	369	2,885	2,262	17,007
Benefit obligations (e)	13,888	322	1,814	1,651	10,101
	$719,065	$93,643	$208,651	$125,153	$291,618
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of October 27, 2012 of $54.9 million. All other operating leases primarily pertain to premium and factory outlet retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $130.9 million and capital expenditures of $0.3 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of October 27, 2012 of $10.0 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of October 27, 2012 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

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

Derivative Liability

On July 9, 2012, we issued 1,000 shares of Series A Preferred Stock in conjunction with the Secured Term Loan, which is convertible up to 6.1 million shares of our common stock at an initial exercise price of $3.40 per share of underlying common stock. The fair value of the Series A Preferred Stock at issuance was $15.7 million, which was recorded as a derivative liability and is measured at fair value on a recurring basis using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in the consolidated statements of operations and comprehensive operations. As of October 27, 2012, the derivative liability was $20.2 million, resulting in a $4.4 million loss on the derivative liability during the nine months ended October 27, 2012. A 10 percent increase (decrease) in the closing price of our common stock at October 27, 2012, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $2.2 million.

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

The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock at October 27, 2012, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $2.2 million.

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

Our management, with the participation of our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of October 27, 2012. Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 27, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements.

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the nine months ended October 27, 2012 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.

Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences. The specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our merchandise. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected. If the demand for our merchandise were to be lower than expected, causing us to hold excess inventory, we would be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If we were to carry low levels of inventory and demand is stronger than we anticipate, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.

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

Our success is driven by the value of the Coldwater Creek brand. Our comprehensive marketing campaign, which includes catalog, national magazine advertising, and online media initiatives, is designed to restore Coldwater Creek's brand value and to increase traffic to all channels. This campaign is designed to increase brand engagement and brand trial with a focus on expanding the reach to a broader segment of our target demographic. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we are not able to improve our brand perception, we may not fully realize the benefits of improvements to our merchandise assortment and our business and results of operations may be adversely affected.

Our Secured Term Loan and Credit Agreement have restrictive covenants that may limit our ability to fund operations, which could adversely affect our business.

Both the Secured Term Loan and Credit Agreement have covenants that may restrict the manner in which we operate our business. These covenants, among other things, subject us to capital expenditure limitations, minimum amount of inventory to be held, minimum amount of liquidity and minimum excess availability over the borrowing base that must be maintained, along with various other conditions. Should we fail to comply with the covenants and conditions, we may be unable to fund our operations without a significant restructuring of our business.

Our revolving line of credit contains borrowing base and other provisions that may limit our ability to access it, which could adversely affect our business.

We use our revolving line of credit to secure trade letters of credit and from time to time for borrowings, both of which reduce the amount available for borrowing. The actual amount of credit that is available under our revolving line of credit fluctuates and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible inventory plus a percentage of the value of eligible credit card receivables, as reduced by certain reserve amounts that are required by the lender. Consequently, it is possible that, should we need to access additional funds from our revolving line of credit, the amount needed may not be available. As of October 27, 2012, the revolving line of credit was limited to a borrowing base of $70.0 million with $18.5 million in letters of credit issued and no borrowings on our revolving line of credit, resulting in $51.5 million available for borrowing under our revolving line of credit.

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

We continue to believe that retail expansion will be a key driver for our long term growth. However, due to our business performance and our focus on improving financial results, in 2011 we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013 based on an ongoing review of the performance of our premium retail stores. To date, we have closed 25 total stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has fluctuated and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, timing of retail store openings and closings, and other Company announcements. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to their operating performance. On October 4, 2012 we effected a one-for-four Reverse Stock Split and our common stock began trading on a post-Reverse Stock Split adjusted basis. The reported high and low closing prices (as adjusted for the Reverse Stock Split) of our common stock during the nine months ended October 27, 2012 were $5.08 per share and $1.84 per share, respectively. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our results of operations and liquidity. Changes in the market price of our common stock could considerably affect the valuation of our derivative liability resulting in significant non-cash fluctuations in earnings. In addition, price volatility of our common stock may expose us to stockholder litigation which may adversely affect our financial condition, results of operations and cash flows.

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

Golden Gate Capital beneficially owns 16.6% of our common stock through its holding of Series A Preferred Stock. Dennis Pence, our Chairman of the Board of Directors, CEO and co-founder, beneficially owns 15.5% of our common stock. Ann

Pence, our co-founder, beneficially owns 12.4% of our common stock. Either Golden Gate Capital, Dennis Pence or Ann Pence acting independently would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the Company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(A) Exhibits:

Exhibit Number	Description of Document
3.1‡	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company effective on October 4, 2012.
3.2*	Amended and Restated Bylaws of Coldwater Creek Inc. dated September 11, 2012 (filed as exhibit 3.2 to the Company's 8-K filed on September 13, 2012)
31.1‡	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 30th day of November 2012.

COLDWATER CREEK INC.

By:	/s/ Dennis C. Pence
Dennis C. Pence
Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1‡	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company effective on October 4, 2012.
3.2*	Amended and Restated Bylaws of Coldwater Creek Inc. dated September 11, 2012 (filed as exhibit 3.2 to the Company's 8-K filed on September 13, 2012)
31.1‡	Certification by Dennis C. Pence of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Dennis C. Pence and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.