Form 10-K
period 2013-02-02
COLDWATER CREEK INC
filed 2013-03-22
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013
Commission File Number 0-21915
 ____________________________________________________________
COLDWATER CREEK INC.
(Exact name of registrant as specified in its charter)
  ____________________________________________________________

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
None
 ____________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 28, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the NASDAQ was approximately $80,502,008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of March 19, 2013
Common Stock ($0.01 par value)	30,530,987

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

Coldwater Creek Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended February 2, 2013

"We," "us," "our," "Company," "Coldwater," and "Coldwater Creek," unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART I
Item 1.     BUSINESS
The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to our Item 1A. Risk Factors, in this Form 10-K. We assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.
General
Coldwater Creek is a leading specialty retailer of women's apparel, jewelry and accessories. The Company was founded in 1984 in Sandpoint, Idaho, and sells its merchandise through premium retail stores across the country, online, and through its mobile applications. Our customers look to us for distinctive style, which includes vibrant and colorful palettes and our signature point of view. A commitment to providing superior customer service is manifested in all aspects of our business.
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval (the "Reverse Stock Split"). As a result of the split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 122.0 million to 30.5 million. The shares of Series A Preferred Stock outstanding remains the same. However, the number of shares of common stock each share of Series A Preferred Stock is convertible into and the related exercise price has been adjusted proportionally. The Reverse Stock Split did not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol "CWTR." All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.
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
Our Multi-Channel Approach
Since the opening of our first premium retail store in November 1999, we have evolved from a direct marketer to a multi-channel specialty retailer. Our merchandise is offered through two distinct operating segments: retail and direct. The retail segment consists of our premium retail stores, factory outlet stores and day spas. The direct segment consists of sales generated through our e-commerce website and mobile applications as well as orders taken from customers over the phone and through the mail. Our multi-channel approach allows us to cross-promote our brand with a consistent message and shopping experience. It also gives us multiple contact points with customers while providing access to our merchandise and service, regardless of how they prefer to shop. Our catalogs remain an important part of our business, driving traffic to all channels. Our website features our entire merchandise offering and is designed for fast response time and ease-of-use. As part of our commitment to superior customer service, we accept returns through any channel regardless of the initial point of purchase.
Information regarding segment performance is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K. Additionally, selected financial data for our segments is presented in Note 15. Segment Reporting, to our consolidated financial statements.
Retail Segment
As of February 2, 2013, we operated 349 premium retail stores throughout the United States at an average size of approximately 5,700 square feet per store. We conduct periodic seasonal sales events and have a dedicated full-time sales section within our premium retail stores to clear excess merchandise. Approximately 60 percent of our stores are located in lifestyle centers, 35 percent are located in traditional malls and 5 percent on street locations. During fiscal 2012, we opened one new premium retail store and closed 15 premium retail stores. Approval of new store locations or changes to existing store leases are based on a comprehensive analysis and includes such information as projected sales, average consumer age and income level, buying habits and the retail location of competitors within the same trade area.

As of February 2, 2013, we operated 38 factory outlet stores at an average size of approximately 6,700 square feet per store. We use factory outlets to sell products made solely for this channel and to manage excess merchandise transferred from our premium retail stores.
We also operate our Coldwater Creek ~ The Spa concept in 8 locations. These day spas offer a complete menu of spa treatments, including massages, facials, body treatments, manicures and pedicures. In addition to spa treatments, the day spas carry an assortment of relevant apparel as well as lines of personal care products. Our day spas are staffed with experienced professionals in all treatment areas.
Direct Segment
We use our e-commerce website, www.coldwatercreek.com, to cost-effectively reach our customer base and provide another convenient shopping alternative for customers. The website features our entire merchandise offering and serves as an efficient promotional vehicle for the clearance of excess inventory. We continue to take orders from customers over the phone and through the mail using our customer contact center located in Coeur d'Alene, Idaho.
Marketing
Customers are driven to all channels primarily by our loyalty programs, e-commerce platforms and programs, and print media, including catalogs. We have an extensive proprietary database of customer information, including customer demographics, purchasing history, and geographic proximity to our premium retail stores. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this source of information, allowing us to adjust the frequency, timing and content of each marketing program to maximize its benefits. We seek to present a consistent brand image throughout all of our marketing and promotion activities. We continue to evaluate our marketing programs to ensure that we are reaching the greatest number of customers in the most effective and efficient manner possible.
We offer customer loyalty programs, such as Coldwater Creek Rewards and ONEcreek, and a co-branded credit card program. The loyalty programs have benefits that vary by program, including sneak peeks at upcoming trends and new merchandise, customer service specialists, exclusive savings and promotions, free shipping on returns, and a special birthday gift. The co-branded credit card program is operated through a third party. Customers who participate in our credit card reward program earn points on purchases made with the credit card at Coldwater Creek and at other businesses where the card is accepted. Cardholders who accumulate the requisite number of points are issued a coupon that is valid towards the purchase of our merchandise. In addition to earning points, all participants in the co-branded credit card program receive exclusive offers throughout the year. These offers have included special discounts, invitations to our shopping events, and periodic opportunities to earn double and triple points.
Traffic to our retail stores and to our website is driven by a variety of media, including email campaigns, catalogs, online advertising, store window displays and social media. In addition, we participate in cost-per-click search and revenue share-based affiliate programs whereby numerous popular Internet search engines and consumer websites provide direct access to our website. Our merchandise is offered through one core catalog title: Coldwater Creek. We also use national magazine advertising and postcards targeting specific markets to drive traffic while promoting overall brand awareness.
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
Our product management team translates the overall vision for each season into various product designs, fabrics and prints, indicating the construction and exact specifications for each item. Our design team seeks inspiration from their extensive travels, fashion shows and our direct sourcing team, which provides new fabrics and novelty prints along with product samples from various manufacturers. Our direct sourcing team assists in identifying the appropriate manufacturers to supply each item and in negotiating price and delivery terms.
Once our merchandise assortment is selected, our inventory planning team determines the quantities of each item to purchase in order to meet anticipated demand. This determination is made through the analysis of information such as historical sales, planned merchandise presentation, local market preferences, scheduled store openings, and sales and margin projections. This process culminates in the issuance of various purchase orders. Coordinating with the direct sourcing department, quality assurance and quality compliance personnel monitor the production process to verify the merchandise is produced to exact specifications and within the designated timeline.

We alter the composition, magnitude and timing of merchandise offerings based upon an understanding of prevailing consumer demand, preferences and trends. The timing of merchandise offerings may be further impacted by, among other factors, the performance of various third parties on which we are dependent. Additionally, the net sales we realize from a particular merchandise offering may impact more than one fiscal quarter and year and the amount and pattern of the sales realization may differ from that realized by a similar merchandise offering in a prior fiscal quarter or year. We continually review inventory to identify excess and slow moving merchandise and clear this merchandise through markdown and other promotional offerings. We also dispose of excess and slow moving inventory internally through our full-time sales section within our premium retail stores, factory outlets and website.
Our apparel is purchased through both domestic importers who procure the merchandise on our behalf and international manufacturers through our direct sourcing program. During fiscal 2012, we had approximately 200 active apparel and non-apparel vendors and our largest individual vendor represented less than 10 percent of our merchandise purchases. We have a sourcing office in Hong Kong to assist with product development and production management, as well as monitoring compliance with our code of conduct and monitoring program.
For fiscal 2012, we were the importer of record for approximately 70 percent of our total units of apparel purchased. We believe direct sourcing provides us with more control over the production, quality and transportation logistics of our apparel and results in faster speed to market and lower merchandise costs. Domestic importers will remain, however, a crucial component of our overall sourcing strategy, providing unique industry and marketplace knowledge along with product design and development capabilities.
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
Seasonality
Our quarterly results of operations and cash flows can fluctuate significantly depending on a number of factors including the particular seasonal fashion lines and customer response to our merchandise offerings, shifts in the timing of certain holidays, including Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, and weather related influences.
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
We believe that we compete principally on the basis of our high-quality, distinctive merchandise selection and superior customer service. We also believe that our multi-channel approach enhances our ability to compete in the marketplace by providing our customers easy access to our merchandise, regardless of how they prefer to shop.
Employees
As of February 2, 2013, we had approximately 2,500 full-time employees and 4,100 part-time employees. We utilize temporary employees to supplement our existing workforce during the November and December holiday shopping season. None of our employees are covered by collective bargaining agreements.
Trademarks
Our registered trademarks include Coldwater Creek® and other proprietary logos. We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise and brand.

Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and therefore file periodic reports and other information with the Securities and Exchange Commission (the "SEC"). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.
Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are also available free of charge on the investor relations portion of our website at www.coldwatercreek.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.
Executive Officers of the Registrant
The table below sets forth the name, age and positions of our executive officers as of March 19, 2013:

Name	Age	Positions
Jill Brown Dean	56	President and Chief Executive Officer
Jerome Jessup	52	President and Chief Creative Officer
James A. Bell	45	Executive Vice President, Chief Operating Officer and Chief Financial Officer
John E. Hayes III	50	Senior Vice President, Human Resources and General Counsel
Mark A. Haley	45	Vice President and Chief Accounting Officer
Jill Brown Dean has served as President and Chief Executive Officer since January 2013, having joined the Company in February 2011 as President and Chief Merchandising Officer. Prior to joining Coldwater Creek, Ms. Dean served as President of the Limited Too division of Tween Brands from October 2006 to April 2008. Prior to that, Ms. Dean spent eighteen years with Limited Brands, serving as Executive Vice President, General Manager for Victoria's Secret flagship stores from July 2003 to October 2006, as well as President and Chief Executive Officer of Lane Bryant from June 1994 to October 2001. Ms. Dean began her career at Limited Brands in merchandising for the Express division.
Jerome Jessup has served as President and Chief Creative Officer since February 2011, having joined the Company in August 2009 as Executive Vice President and Creative Director. Prior to joining Coldwater Creek, Mr. Jessup ran his own fashion collection and consulting practice for four years. Prior to that, he was the Senior Executive Vice President of Design and Merchandising for ANN INC. Mr. Jessup also spent ten years with The Gap, Inc. ("The Gap"), leading the design and product development functions for Banana Republic, as well as for The Gap, GapKids, babyGap and GapBody divisions.
James A. Bell was appointed Executive Vice President and Chief Operating Officer in January 2012 and continues to serve as Chief Financial Officer. Upon joining the Company, Mr. Bell served as Divisional Vice President of Financial Planning from September 2009 until December 2009. From December 2009 to March 2010, Mr. Bell served as Vice President of Financial Planning. From March 2010 to January 2012, Mr. Bell served as Senior Vice President and Chief Financial Officer. Prior to joining Coldwater Creek, Mr. Bell served from April 2007 to June 2009 as Senior Vice President, Finance and Planning for Harry and David Holdings, Inc. From October 2002 to April 2007, Mr. Bell was Senior Director, Finance at The Gap. Prior to his role at The Gap, Mr. Bell served in various senior finance roles at SmartPipes, Inc., a software company, and in Piper Jaffray's Investment Banking group. Prior to his role at Piper Jaffray, Mr. Bell served in the U.S. Navy for nine years on active duty as a Naval Flight Officer.
John E. Hayes III has served as Senior Vice President, Human Resources and General Counsel since April 2010, having joined the Company in February 2009 as Senior Vice President and General Counsel. In addition, Mr. Hayes served as the Company's interim Chief Financial Officer from November 2009 to April 2010. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. While in private practice, Mr. Hayes served as our outside corporate and securities law counsel from 1999 until joining us. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.
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
Item 1A.      RISK FACTORS
In addition to the other information set forth in this annual report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or deemed immaterial may also adversely affect our business, financial condition, or future results of operations.
We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.
Forecasting consumer demand for our merchandise is difficult given the nature of changing fashion trends and consumer preferences. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our merchandise. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected. If the demand for our merchandise is lower than expected, causing us to hold excess inventory, we would be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If the demand for merchandise is stronger than expected, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.
We continue to update our style orientation and reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers' lifestyle and rebuilding our under-performing categories. If these changes do not resonate with our customers, our sales, gross margins and results of operations will be adversely affected.
We may be unable to improve the value of our brand and our failure to do so may adversely affect our business.
Our success is driven by the value of the Coldwater Creek brand. Our marketing programs, which include loyalty programs, e-commerce platforms and programs, and print media, is designed to improve Coldwater Creek's brand value and to increase traffic to all channels. The value of our brand is largely dependent on the success of our design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we are not able to improve our brand perception, we may not fully realize the benefits of improvements to our merchandise assortment and our business and results of operations may be adversely affected.
Our Secured Term Loan and Credit Agreement have restrictions that may limit our ability to fund operations, which could adversely affect our business.
Both our Secured Term Loan and Credit Agreement have covenants that may restrict the manner in which we operate our business. These covenants, among other things, subject us to capital expenditure limitations, minimum amount of inventory to be held, minimum amount of liquidity and minimum excess availability over the borrowing base that must be maintained, along with various other conditions. Should we fail to comply with the covenants and conditions, we may be unable to fund our operations without a significant restructuring of our business.
We use the revolving line of credit provided under our Credit Agreement to secure trade letters of credit and, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount that is available under our revolving line of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full. As of February 2, 2013, the revolving line of credit was limited to a borrowing base of $62.8 million with $14.5 million in letters of credit issued and no borrowings on our revolving line of credit, resulting in $48.3 million available for borrowing under our revolving line of credit.

Continued material operating losses could adversely impact our liquidity, including our cash, and it may be necessary to seek additional sources of financing, which may not be available to us in amounts or on terms acceptable to us.
We believe we have sufficient liquidity, including cash and our revolving line of credit that we may continue to draw on from time to time, to fund our operations for at least the next twelve months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.
We may be unable to successfully realize the benefits of our store optimization program.
We continue to believe that retail expansion will be a key driver for our long-term growth. However, due to our business performance and our focus on improving financial results, in 2011 we announced a store optimization program where we expect to close up to 45 premium retail stores through fiscal 2013 based on an ongoing review of the performance of our premium retail stores. To date, we have closed 30 total premium retail stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.
Economic conditions have impacted consumer spending and may adversely affect our financial position and results of operations.
Consumer spending patterns are highly sensitive to the economic climate and consumer spending continues to be impacted by reduced household incomes, high unemployment, and other negative economic conditions, nationally and regionally. We continue to be affected by challenging macroeconomic conditions which are evidenced in our business by a highly competitive retail selling environment and low retail store traffic. We believe these conditions will continue for the foreseeable future. If consumer spending on apparel and accessories continues to decline and demand for our products decreases further, we may be forced to further discount our merchandise or sell it at a loss, which would adversely affect our results of operations. In addition, higher costs for transportation, raw materials, labor, insurance and health care, and other negative economic factors may adversely affect our results of operations.
We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.
The success of an individual store location is dependent on the success of the lifestyle center, shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors are difficult to predict with accuracy. Because we enter into long-term financial commitments when leasing retail store locations and incur substantial fixed costs for each store's design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful.
The testing of our retail stores' long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. These factors, along with changes in estimates of sales, gross margins, operating earnings and cash flows, may affect the timing and the fair value estimates used in our testing of long-lived assets, which may result in impairment charges.
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

We operate our distribution function from one facility, which could adversely affect our business if the operations of this facility were severely disrupted.
Our single distribution center is located in Mineral Wells, West Virginia, which fulfills merchandise needs for our retail locations and merchandise sold through our direct channel. Any significant disruption to the operations of our distribution center due to natural disasters, accidents, system failures or other unforeseen causes could adversely affect our business and results of operations.
We are subject to significant risks associated with our management information systems, which, if not working properly, could adversely affect our results of operations.
We have a number of complex management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While we regularly evaluate the capabilities and requirements of our information systems, there can be no assurances that our existing information systems will be adequate to support the future needs of our business. We may have to undertake significant information system implementations, modifications and/or upgrades in the future at significant cost to us. Installing new systems or maintaining and upgrading existing systems carries substantial risk, including potential loss of data or information, cost overruns, disruption of operations, lower customer satisfaction, inability to deliver merchandise to our stores or our customers and our potential inability to meet regulatory requirements, any of which would harm our business and may adversely affect our results of operations.
Compromises of our data security could adversely affect our results of operations.
In the ordinary course of our business, we collect and store certain personal information from our customers, employees and vendors, and we process customer payments using payment information. In addition, business is primarily conducted over the Internet for our direct segment. In order to reduce our vulnerability to computer viruses, physical and electronic break-ins, and similar disruptions, we have taken steps designed to secure our computer systems, which include network firewalls, two-factor authentication and access technology, data encryption, intrusion detection and prevention devices, and the encryption of Company laptops. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Nevertheless, there can be no assurance that we will not suffer a data compromise. Attempts to penetrate our computer system could result in misappropriation of personal information, payment information or confidential business information. In addition, an employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. We may not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. Risks of attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party specialists. Any compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customer confidence, and subject us to additional costs and liabilities, which could adversely affect our business and results of operations.
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
We may experience difficulties in obtaining sufficient manufacturing capacity from our vendors. We generally maintain non-exclusive relationships with multiple vendors that manufacture our merchandise. However, we have no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. Moreover, a key vendor may not be able to supply our inventory needs due to capacity constraints, financial instability, or other factors beyond our control, or we could decide to stop using a vendor due to quality or other issues. If we were required to change vendors or if a key vendor were unable to supply desired merchandise in sufficient quantities on acceptable terms, particularly in light of current global economic conditions, we could experience delays in filling customer orders or delivering inventory to stores until alternative supply arrangements are secured. These delays could result in lost sales and a decline in customer satisfaction. The inability of key vendors to access credit and liquidity, or the insolvency of key vendors, could lead to their failure to deliver our merchandise, which could result in lost sales and lower customer satisfaction. It is also possible that the inability of our vendors to access credit, or concerns vendors or their lenders may have with our creditworthiness, may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition, as well as limit the availability under our revolving line of credit. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive air freight charges, which may adversely affect our margins.
Our reliance on foreign vendors subjects us to uncertainties that could impact our costs to source merchandise, delay or prevent merchandise shipments, which could adversely affect our business.
We continue to source apparel directly from foreign vendors, particularly those located in Asia, India and Central America. We were the importer of record for approximately 70 percent of the total apparel units purchased during fiscal 2012. Irrespective of our direct sourcing from foreign vendors, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties which could substantially impact our ability to realize any perceived cost savings. These risks include, among other things:

•
burdens associated with doing business overseas, including the imposition of, or increases in, tariffs or import duties, or import/export controls or regulations, as well as credit assurances we are required to provide to foreign vendors;

•	declines in the relative value of the U.S. dollar to foreign currencies;

•	volatile labor, fuel, energy and raw material costs;

•	failure of vendors to adhere to our quality assurance standards, code of conduct and other environmental, labor, health, and safety standards for the benefit of workers;

•	financial instability of a vendor or vendors, including their potential inability to obtain credit to manufacture the merchandise they produce for us;

•	the potential inability of our vendors to meet our production needs due to raw material or labor shortages;

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
We face substantial competition from department stores, discount retailers and other specialty retailers in the women's apparel industry and our net sales may decline or grow more slowly if we are unable to differentiate our merchandise and shopping experience from those of other retailers. In addition, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by declining consumer spending, resulting in increased promotional and competitive activity. This competitive environment may make it more difficult to pass on product cost increases to our customers and to compete with retailers that have greater purchasing power, which may result in lower gross margins.
If we are unable to efficiently fill customer orders in our direct segment, customer satisfaction, our reputation and our business could be adversely affected.
If we are unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. We are subject to, among other things:

•
failures in the efficient and uninterrupted operation of our customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present telephone or Internet system capabilities, computer viruses, electrical outages, mechanical problems and human error;

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

If we experience a greater number of merchandise returns than anticipated, our results of operations could be adversely affected.
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
We incur substantial costs associated with catalog mailings, including paper, postage, merchandise acquisition and human resource costs associated with catalog layout and design, production and circulation and increased inventories. Significant increases in U.S. Postal Service rates and the cost of catalog production could result in lower profits. Most of our catalog-related costs are incurred prior to mailing, and as such we are not able to adjust the costs of a particular catalog mailing to reflect the actual subsequent performance of the catalog. Moreover, customer response rates have been volatile in recent years, particularly for mailings to prospective customers. Any performance shortcomings experienced by the catalog business may adversely affect our overall business, financial condition, results of operations and cash flows.
Our success is dependent upon our ability to attract and retain qualified employees.
Our future success depends largely on the contributions and abilities of our employees. Significant turnover or the loss of key employees may adversely affect our business. Furthermore, the current economic conditions or the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to attract qualified employees.
Our multi-channel business model may expose us to assessments for unpaid taxes, penalties and interest, which could be substantial.
Our multi-channel business model subjects us to taxes in numerous jurisdictions, including state and local income, franchise, payroll, and sales and use tax. We collect and remit these taxes in any jurisdiction in which we have a physical presence. While we believe we have appropriately paid or accrued for all taxes based on our interpretation of applicable law, tax laws are complex. In the past, some taxing authorities have assessed additional taxes and penalties on us, asserting either an error in our calculation or an interpretation of the law that differed from our own. It is possible that taxing authorities may make additional assessments in the future. In addition to taxes, penalties and interest, these assessments could cause us to incur legal fees associated with resolving disputes with taxing authorities.
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
If we are unable to protect our trademarks from infringement, our business could be adversely affected.
Our registered trademarks, which include Coldwater Creek® and other proprietary logos, are important to our success. Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from others infringing upon our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. If we cannot adequately protect our trademarks or prevent infringement of them, our business and results of operations could be adversely affected.

Because the majority of our cash and cash equivalents are concentrated with one financial institution, we may experience losses on our deposits.
We maintain the majority of our cash and cash equivalents with one major financial institution in the United States, in the form of demand deposits and other short-term investments. Deposits in this institution may exceed the amounts of insurance provided on such deposits. With the current financial environment and the potential instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Our stock price has fluctuated and may continue to fluctuate widely.
The market price for our common stock has fluctuated and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, timing of retail store openings and closings, and other Company announcements. In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to operating performance. On October 4, 2012, we effected a Reverse Stock Split and our common stock began trading on a post-Reverse Stock Split adjusted basis (every four shares of common stock outstanding were consolidated into one share). The reported high and low closing prices (as retroactively adjusted to reflect the Reverse Stock Split) of our common stock during the fiscal year ended February 2, 2013 were $5.73 per share and $1.84 per share, respectively. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our results of operations and liquidity. Changes in the market price of our common stock could considerably affect the valuation of our derivative liability resulting in significant non-cash fluctuations in earnings. In addition, price volatility of our common stock may expose us to stockholder litigation, which could adversely affect our financial condition, results of operations and cash flows.
Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.
We have policies and procedures that are designed to help us comply with applicable laws and regulations, including those imposed by the SEC, Nasdaq, and other foreign, federal, state and local authorities. Any new or changes to laws and regulations that affects employment and labor, trade, product labeling and safety, transportation and logistics, health care, tax, privacy, consumer protection, environmental, or other areas applicable to us, may increase the complexity and the related cost of compliance. Failure to comply with applicable laws and regulations may adversely affect our business and results of operations.
Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.
Golden Gate Capital has voting rights through their holdings of Series A Preferred Stock that can be converted to shares of our common stock of 16.6% on an as-converted basis. Dennis Pence, our Chairman of the Board of Directors and co-founder, and Ann Pence, our co-founder, have voting rights of 15.4% and 12.4%, respectively, through beneficial ownership of our common stock and considering conversion of the shares beneficially owned by Golden Gate Capital. Either Golden Gate Capital, Dennis Pence or Ann Pence acting independently would have significant influence over, and should they act together, could effectively control the outcome of, any matters submitted to stockholders, including the election of directors and approval of business combinations, and could delay, deter or prevent a change of control of the Company, which may adversely affect the market price of our common stock. The interests of these stockholders may not always coincide with the interests of other stockholders.
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
Item 1B.      UNRESOLVED STAFF COMMENTS
None.
Item 2.      PROPERTIES
The general location, use and approximate size of our principal properties as of February 2, 2013 are as follows:

Facility	Location	Owned/Leased	Approximate Size
Corporate Offices	Sandpoint, Idaho	Owned	250,000 sq. ft.
Distribution Center	Mineral Wells, West Virginia	Leased	960,000 sq. ft.
Customer Contact Center	Coeur d'Alene, Idaho	Leased	69,000 sq. ft.
Foreign Sourcing Office	Hong Kong	Leased	6,800 sq. ft.
New York Design Studio	New York City, New York	Leased	20,000 sq. ft.
Premium Retail Stores (a)	349 various U.S. locations	Leased	1,998,000 sq. ft.
Factory Outlet Stores (b)	38 various U.S. locations	Leased	255,000 sq. ft.
Day Spas (c)	8 various U.S. locations	Leased	42,000 sq. ft.
____________________________________________________________

(a)
Our premium retail stores average approximately 5,700 square feet in size per store. The base term of our premium retail store leases is generally ten years. Store count includes one flagship store located in Manhattan, New York.

(b)	Our factory outlet stores average approximately 6,700 square feet in size per store. The base term of our factory outlet store leases is generally five years.

(c)	Our day spas average approximately 5,300 square feet in size per spa. The base term of our day spa leases is generally ten years.
We believe that our corporate offices, distribution center and customer contact center will meet our operational needs for the foreseeable future.
Item 3.       LEGAL PROCEEDINGS
See Note 13. Commitments and Contingencies, to our condensed consolidated financial statements.
Item 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock and Dividend Policy
Our common stock has been quoted on the NASDAQ Stock Market under the symbol "CWTR" since our initial public offering on January 29, 1997. On March 19, 2013, we had 6,119 stockholders of record and 30,530,987 shares of common stock, $0.01 par value per share, outstanding.
The following table sets forth the high and low sales prices for our common stock for the periods indicated (retroactively adjusted to reflect the Reverse Stock Split):

	Price Range of Common Stock
	High	Low
Fiscal 2012:
First Quarter	$5.08	$3.52
Second Quarter	$4.00	$1.84
Third Quarter	$4.36	$1.88
Fourth Quarter	$5.73	$3.69
Fiscal 2011:
First Quarter	$12.44	$9.12
Second Quarter	$12.28	$4.84
Third Quarter	$7.32	$3.20
Fourth Quarter	$4.84	$3.24
We have never paid a cash dividend on our common stock nor do we expect to declare a cash dividend in the foreseeable future. In addition, the payment of dividends is subject to certain restrictions under our Secured Term Loan and our Credit Agreement.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders on Coldwater Creek Inc.'s common stock to the cumulative total returns of the NASDAQ Composite Index, the S&P Apparel Retail Index, and a customized peer group of Chico's, Christopher & Banks, and ANN INC (referred to as the "Peer Group"). Due to Talbots, one of the companies that was included in the Peer Group for fiscal 2011, becoming a privately held company, and in an effort to include a broader range of companies that includes industry sectors in which we operate, instead of comparing our stock performance to an individually selected group of peer companies, we have used a published industry index. Accordingly, for fiscal 2012, we are including the S&P Apparel Retail Index and we do not intend to present the Peer Group in future fiscal years. The stock performance shown below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Coldwater Creek Inc., the NASDAQ Composite Index, the S&P Apparel Retail Index, and a Peer Group

$250
$200
$150
$100
$50
$0
Index Value
02/02/08
01/31/09
01/30/10
01/29/11
01/28/12
02/02/13
Coldwater Creek Inc.
NASDAQ Composite
S&P Apparel Retail
Peer Group

	Base Period	Indexed Returns (a) for the Fiscal Years Ended
	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013
Company/Index:
Coldwater Creek Inc.	$100.00	$40.11	$63.44	$41.68	$12.80	$13.12
NASDAQ Composite	100.00	60.26	84.82	110.53	114.46	128.46
S&P Apparel Retail	100.00	51.01	100.86	132.43	174.63	234.52
Peer Group	100.00	29.40	84.66	90.88	94.12	140.98
____________________________________________________________

(a)	$100 invested on 2/2/08 in stock or 1/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
The information required by this item concerning equity compensation plans is incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K.

Item 6.     SELECTED FINANCIAL DATA
The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of the Company's future results of operations or financial condition. Refer to Item 1A. Risk Factors, included in this Form 10-K.

	Fiscal Year Ended
	February 2, 2013 (a)	January 28, 2012 (c)(d)	January 29, 2011	January 30, 2010 (e)	January 31, 2009
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands, except per share and store data)
Statement of Operations Data:
Net sales	$742,472	$773,021	$981,101	$1,038,581	$1,024,221
Gross profit	$233,121	$229,328	$307,285	$334,281	$350,560
Net loss	$(81,842)	$(99,694)	$(44,111)	$(56,132)	$(25,963)
Net loss per share — Basic and Diluted (b)	$(2.69)	$(3.98)	$(1.91)	$(2.45)	$(1.14)
Weighted average common shares outstanding — Basic and Diluted (b)	30,477	25,065	23,079	22,899	22,759
Cash dividends declared per common share	$—	$—	$—	$—	$—
Selected Segment Data:
Net sales:
Retail	$574,425	$595,192	$732,430	$782,429	$751,352
Direct	$168,047	$177,829	$248,671	$256,152	$272,869
Segment operating income (loss):
Retail	$18,896	$(1,803)	$27,085	$37,624	$30,625
Direct	20,015	23,948	40,529	41,918	42,108
Total segment operating income	38,911	22,145	67,614	79,542	72,733
Unallocated corporate and other	(107,596)	(117,845)	(110,087)	(123,968)	(117,940)
Loss from operations	$(68,685)	$(95,700)	$(42,473)	$(44,426)	$(45,207)
Balance Sheet Data:
Cash and cash equivalents	$21,734	$51,365	$51,613	$84,650	$81,230
Inventory	$125,207	$131,975	$156,481	$161,546	$135,376
Working capital	$24,032	$54,222	$81,846	$98,885	$92,989
Total assets	$345,908	$413,115	$506,723	$583,523	$628,627
Total debt and capital lease obligations	$64,361	$42,310	$13,037	$13,338	$15,040
Stockholders' equity	$37,136	$116,413	$193,009	$235,561	$282,496
Selected Operating Data:
Total catalogs mailed	55,570	58,757	83,125	91,365	85,950
Premium Retail Stores:
Beginning of the fiscal year	363	373	356	348	306
Opened during the period	1	5	19	8	42
Closed during the period	15	15	2	—	—
End of the fiscal year	349	363	373	356	348
Average square footage per store	5,700	5,900	5,900	5,900	5,900

____________________________________________________________

(a)
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. In conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock, which is convertible into up to 6.1 million shares of our common stock, based upon the initial conversion rate. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is included in accrued liabilities. The initial fair value of the Series A Preferred Stock was recorded as a discount to the Secured Term Loan. Changes in the fair value of the derivative liability are recorded as other gain or loss, net, in our consolidated statement of operations and comprehensive operations. Fiscal 2012 results included a $2.9 million loss on the derivative liability.

(b)
On October 4, 2012, we effected a Reverse Stock Split where every four shares of common stock outstanding were consolidated into one share. Per share and weighted average shares outstanding have been retroactively adjusted to reflect the Reverse Stock Split.

(c)
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

(d)
On October 24, 2011, we completed an underwritten public offering of 7.2 million shares of our common stock. We received net proceeds from the offering of $22.9 million after deducting underwriting discounts and commissions and offering expenses.

(e)
During fiscal 2009, we recorded a $24.4 million non-cash income tax charge, or $1.07 per share, related to a valuation allowance against net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more-likely-than-not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than projected future performance. Consequently, based on available evidence, in particular our historical cumulative losses, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance does not preclude us from utilizing the full amount of the deferred tax asset in future profitable periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to our Item 1A. Risk Factors, in this Form 10-K. We assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.
Overview
We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week, resulting in a 53-week fiscal year. Fiscal 2012 consisted of 53 weeks, and fiscal 2011 and 2010 each consisted of 52 weeks.
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval (the "Reverse Stock Split"). As a result of the split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 122.0 million to 30.5 million. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.
Executive Summary
Net sales decreased to $742.5 million for fiscal 2012 compared to $773.0 million for fiscal 2011. This decrease in net sales was primarily the result of store closures, a decrease in direct segment net sales, and the cumulative one-time adjustment for gift card breakage income of $11.8 million recorded during fiscal 2011, partially offset by an increase in comparable premium retail store sales of 0.8 percent(1) and the impact of the additional week in fiscal 2012.
Gross profit for fiscal 2012 was $233.1 million, or 31.4 percent of net sales, compared to $229.3 million, or 29.7 percent of net sales, for fiscal 2011. The increase in gross profit margin was primarily due to increased leverage of buying and occupancy costs and improvements in merchandise margins reflecting improved product performance, partially offset by the benefit in fiscal 2011 from the cumulative one-time adjustment for gift card breakage income.
Selling, general and administrative expenses ("SG&A") for fiscal 2012 were $301.8 million, or 40.6 percent of net sales, compared to $319.8 million, or 41.4 percent of net sales, for fiscal 2011. The decrease of $18.0 million in SG&A dollars was primarily due to lower marketing expenses.
Net loss for fiscal 2012 was $81.8 million, or $2.69 per share, on 30.5 million weighted average shares outstanding. The fiscal 2012 net loss includes other loss, net, of $4.0 million, or $0.13 per share, due to the change in the fair value of the derivative liability and issuance costs related to the Series A Preferred Stock, and costs associated with the CEO transition, net of tax, of $1.7 million, or $0.06 per share, recorded in the fourth quarter. This compared to a net loss of $99.7 million, or $3.98 per share, on 25.1 million weighted average shares outstanding for fiscal 2011. Net loss for fiscal 2011 included the impact of a cumulative one-time adjustment for gift card breakage income of $11.8 million, or $0.47 per share, and $5.2 million of non-cash impairment charges, or $0.21 per share, related to certain retail store assets. The increase in the number of weighted average shares in fiscal 2012 versus the prior year period reflects the sale of 7.2 million shares of common stock on October 24, 2011.
__________________________________

(1)
We define comparable premium retail stores as those stores in which the gross square footage has not changed by more than 20 percent in the previous 16 months and which have been open for at least 16 consecutive months without closure for seven consecutive days or moving to a different temporary or permanent location. Due to the extensive promotions that occur as part of the opening of a premium store, we believe waiting 16 months rather than 12 months to consider a store to be comparable provides a better view of the growth pattern of the premium retail store base. For fiscal 2012, calculation of comparable premium retail store sales excludes the additional week. The calculation of comparable store sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

We ended fiscal 2012 with $21.7 million in cash and cash equivalents and no outstanding borrowings under our revolving line of credit. This compares to $51.4 million cash and cash equivalents and $15.0 million of borrowings under our revolving line of credit at the end of fiscal 2011. At the end of fiscal 2012, working capital was $24.0 million, which reflects the $18.7 million derivative liability, compared to $54.2 million at the end of fiscal 2011. Premium retail store inventory per square foot, including retail inventory in our distribution center, increased 8.0 percent at the end of fiscal 2012 compared to fiscal 2011. Total inventory decreased 5.1 percent to $125.2 million at the end of fiscal 2012 from $132.0 million at the end of fiscal 2011.
Company Initiatives
For fiscal 2013, we are focused on the following strategic initiatives:
Our first initiative is to strengthen the Coldwater Creek brand by continuing to reposition Coldwater Creek as a leader in the marketplace, providing trend right, age-appropriate fashion, and a consistent multi-channel experience to our customers. We have recently completed a comprehensive study of our target customer, which will guide our decision making and enable our organization to execute more consistently.
In merchandising and design, we will continue to build on the base that we established in 2012. We will broaden our core product offering by introducing new categories, and evolve our assortment architecture by increasing the penetration of fashion and color, print, and pattern.
We will refine our marketing platform to drive traffic to all channels by leveraging our loyalty program, which was rolled out in fiscal 2012. We are focused on adding new loyalty members and increasing the shopping frequency of our current members.
We remain focused on improving our inventory productivity through tighter inventory commitments by adjusting the depth, while maintaining the breadth, in our assortments.
We will continue to execute our real estate optimization program, which we began in fiscal 2011. To date we have closed a total of 30 underperforming stores and expect to close an additional 15 stores in fiscal 2013, bringing the total to 45 stores. We are focused on maximizing transfer sales from closed stores. As part of our strategy to reduce the average store size over time, we will continue to opportunistically downsize and relocate stores in certain markets.
We will also focus on optimizing our supply chain capabilities, which should enable us to reduce our cycle time and lower our cost of goods. We plan to reduce our cycle time by streamlining our product development processes, improving our forecasting and planning of capacity and raw materials, and enhancing our overall logistics model.
Outlook
We have made significant changes to both people and processes over the past few years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. We are continuing to see the benefits of these investments in the form of higher margins and meaningful reductions in our year-over-year losses, which gives us confidence that we are moving in the right direction.
We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced household incomes and high unemployment. We believe these conditions will continue to have a negative impact on our sales, gross margin and operating performance.
We remain committed to disciplined management of expenses and inventory and expect to reduce SG&A year-over-year by $4.0 million to $6.0 million in fiscal 2013. Also, for fiscal 2013, we expect capital expenditures to be $17.0 million to $20.0 million and depreciation and amortization expense to be approximately $40.0 million to $45.0 million.
If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations
Fiscal 2012 Compared to Fiscal 2011
Highlights of results of operations for fiscal 2012 compared to fiscal 2011 are as follows:

	Fiscal Year Ended
	February 2, 2013	% of Net Sales	January 28, 2012	% of Net Sales	$ Change	% Change
	(dollars in thousands, except per share data)
Net sales:
Retail	$574,425	77.4%	$595,192	77.0%	$(20,767)	(3.5)%
Direct	168,047	22.6	177,829	23.0	(9,782)	(5.5)
	742,472	100.0	773,021	100.0	(30,549)	(4.0)
Cost of sales	509,351	68.6	543,693	70.3	(34,342)	(6.3)
Gross profit	233,121	31.4	229,328	29.7	3,793	1.7
Selling, general and administrative expenses	301,806	40.6	319,812	41.4	(18,006)	(5.6)
Loss on asset impairments	—	—	5,216	0.7	(5,216)	*
Loss from operations	(68,685)	(9.3)	(95,700)	(12.4)	27,015	(28.2)
Other loss, net	4,025	0.5	—	—	4,025	*
Interest expense, net	9,596	1.3	2,275	0.3	7,321	321.8
Loss before income taxes	(82,306)	(11.1)	(97,975)	(12.7)	15,669	(16.0)
Income tax provision (benefit)	(464)	(0.1)	1,719	0.2	(2,183)	*
Net loss	$(81,842)	(11.0)%	$(99,694)	(12.9)%	$17,852	(17.9)%
Net loss per share — Basic and Diluted	$(2.69)		$(3.98)		$1.29
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Net Sales
The $20.8 million decrease in retail segment net sales for fiscal 2012 as compared to fiscal 2011 is primarily the result of the impact of store closures in connection with our store optimization program and the impact of a $10.7 million one-time adjustment for gift card breakage income recognized in fiscal 2011, partially offset by an increase in comparable premium retail store sales of 0.8 percent and the impact of the additional week in fiscal 2012. The increase in comparable premium retail store sales was driven primarily by a 9.2 percent increase in conversion partially offset by a 6.9 percent decline in comparable traffic and lower comparable average transaction value.
The $9.8 million decrease in direct segment net sales for fiscal 2012 as compared to fiscal 2011 is primarily the result of a 3.8 percent decrease in order volume on flat average transaction value, partially offset by the impact of the additional week in fiscal 2012. Direct segment net sales were also negatively impacted by a decrease of $3.6 million in shipping revenue during fiscal 2012 as compared to fiscal 2011, as well as the impact of a $1.1 million one-time adjustment for gift card breakage income recognized in fiscal 2011.
Comparable premium retail store sales by quarter are as follows:

	Percentage increase (decrease)
	Fiscal 2012	Fiscal 2011
First Quarter	(0.6)%	(27.5)%
Second Quarter	(6.5)%	(30.6)%
Third Quarter	7.3%	(19.8)%
Fourth Quarter	2.7%	(11.4)%

Gross Profit
Gross profit margin increased by 1.7 percentage points during fiscal 2012 as compared to fiscal 2011. Gross profit margin was favorably impacted by a 1.7 percentage point improvement due to increased leverage of buying and occupancy costs and a 1.1 percentage point increase in merchandise margins, reflecting improved product performance, partially offset by the 1.1 percentage point impact of the one-time gift card breakage income recognized in fiscal 2011.
Selling, General and Administrative Expenses
SG&A decreased $18.0 million during fiscal 2012 as compared to fiscal 2011, primarily due to lower marketing expenses, partially offset by $2.1 million of incremental costs associated with our CEO transition in the fourth quarter of fiscal 2012.
Loss on Asset Impairments
No impairment charge was recorded during fiscal 2012 whereas we recorded impairment charges of $5.2 million related to certain long-lived assets, primarily premium store leasehold improvements during fiscal 2011.
Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Fiscal Year Ended
	February 2, 2013	% of Segment Sales	January 28, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$18,896	3.3%	$(1,803)	(0.3)%	*
Direct	20,015	11.9	23,948	13.5	(16.4)%
Total segment operating income	38,911		22,145		75.7
Unallocated corporate and other	(107,596)		(117,845)		(8.7)
Loss from operations	$(68,685)		$(95,700)		(28.2)
____________________________________________________________
*     Percentage comparisons are not considered meaningful.
Retail segment operating income rate expressed as a percent of retail segment sales for fiscal 2012 as compared to fiscal 2011 increased by 3.6 percentage points. The retail segment operating income rate was favorably impacted by 2.1 percentage points due to lower occupancy expenses and impairment charges, 1.2 percentage points due to higher margins, and the favorable impact of lower marketing expenses and store closures. The change in the retail segment operating income rate was also negatively impacted by approximately 2.3 percentage points due to the cumulative one-time adjustment for gift card breakage income recognized in fiscal 2011.
Direct segment operating income rate expressed as a percent of direct segment sales for fiscal 2012 as compared to fiscal 2011 decreased by 1.6 percentage points. The direct segment operating income rate was negatively impacted by 1.9 percentage points due to the deleveraging impact of lower sales and the impact of the cumulative one-time adjustment for gift card breakage income recognized in fiscal 2011, partially offset by higher margins.
Unallocated corporate and other expenses decreased $10.2 million for fiscal 2012 as compared to fiscal 2011 primarily due to a decrease in marketing expenses as we did not anniversary our national television campaign, partially offset by higher employee related expenses, including $2.1 million of costs associated with our CEO transition in the fourth quarter of fiscal 2012.
Other Loss, net
During fiscal 2012, we recorded a $2.9 million loss from a fair value adjustment related to the derivative liability and $1.1 million of issuance costs related to the Series A Preferred Stock.
Interest Expense, net
The increase in interest expense, net, for fiscal 2012 as compared to fiscal 2011 is primarily the result of interest on borrowings under the Secured Term Loan that closed during fiscal 2012.

Provision (Benefit) for Income Taxes
The income tax provision (benefit) for fiscal 2012 and fiscal 2011 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets, various state taxation requirements, and certain discrete items.

Fiscal 2011 Compared to Fiscal 2010:
Highlights of results of operations for fiscal 2011 compared to fiscal 2010 are as follows:

	Fiscal Year Ended
	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales	$ Change	% Change
	(dollars in thousands, except per share data)
Net sales:
Retail	$595,192	77.0%	$732,430	74.7%	$(137,238)	(18.7)%
Direct	177,829	23.0	248,671	25.3	(70,842)	(28.5)
	773,021	100.0	981,101	100.0	(208,080)	(21.2)
Cost of sales	543,693	70.3	673,816	68.7	(130,123)	(19.3)
Gross profit	229,328	29.7	307,285	31.3	(77,957)	(25.4)
Selling, general and administrative expenses	319,812	41.4	345,827	35.2	(26,015)	(7.5)
Loss on asset impairments	5,216	0.7	3,931	0.4	1,285	32.7
Loss from operations	(95,700)	(12.4)	(42,473)	(4.3)	(53,227)	125.3
Interest expense, net	2,275	0.3	1,736	0.2	539	31.0
Loss before income taxes	(97,975)	(12.7)	(44,209)	(4.5)	(53,766)	121.6
Income tax provision (benefit)	1,719	0.2	(98)	—	1,817	*
Net loss	$(99,694)	(12.9)%	$(44,111)	(4.5)%	$(55,583)	126.0%
Net loss per share — Basic and Diluted	$(3.98)		$(1.91)		$(2.07)
____________________________________________________________
*     Percentage comparisons are not considered meaningful.
Net Sales
The $137.2 million decrease in retail segment net sales for fiscal 2011 as compared to fiscal 2010 is primarily due to a decrease in comparable premium retail store sales of 22.5 percent, reflecting a 15.3 percent decline in comparable traffic, a 7.5 percent decline in units per transaction, and a 7.1 percent decline in comparable conversion, while our comparable average unit retail increased 5.1 percent. Offsetting the decrease in comparable premium retail store sales is $10.7 million of the retail segment's portion of the cumulative one-time adjustment for gift card breakage income. Retail segment net sales were also negatively impacted by a decrease of $6.8 million in net sales from factory outlet stores during fiscal 2011 as compared to fiscal 2010.
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

Comparable premium retail store sales by quarter are as follows:

	Percentage increase (decrease)
	Fiscal 2011	Fiscal 2010
First Quarter	(27.5)%	1.0%
Second Quarter	(30.6)%	4.8%
Third Quarter	(19.8)%	(20.1)%
Fourth Quarter	(11.4)%	(20.5)%
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
 Selling, General and Administrative Expenses
SG&A decreased $26.0 million during fiscal 2011 as compared to fiscal 2010, primarily driven by decreased employee related expenses, occupancy expenses, and variable and fixed operating expenses. These decreases were partially offset by an increase in marketing expenses primarily due to our national television campaign. As a percent of net sales, SG&A increased by 6.2 percentage points for fiscal 2011 as compared to fiscal 2010, primarily driven by lower net sales, partially offset by our continued efforts to control expenses.
Loss on Asset Impairment
During fiscal 2011, we recorded impairment charges of $5.2 million related to certain long-lived assets, primarily premium store leasehold improvements. During fiscal 2010, we recorded impairment charges of $3.9 million related to certain long-lived assets, primarily premium store leasehold improvements and certain computer software.
Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income (loss), as shown below, along with segment net sales:

	Fiscal Year Ended
	January 28, 2012	% of Segment Sales	January 29, 2011	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$(1,803)	(0.3)%	$27,085	3.7%	*
Direct	23,948	13.5	40,529	16.3	(40.9)%
Total segment operating income	22,145		67,614		(67.2)
Unallocated corporate and other	(117,845)		(110,087)		7.0
Loss from operations	$(95,700)		$(42,473)		125.3
____________________________________________________________
*     Percentage comparisons are not considered meaningful.
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
Unallocated corporate and other expenses increased $7.8 million for fiscal 2011 as compared to fiscal 2010 due to an increase in marketing expenses primarily related to our national brand marketing campaign, partially offset by decreases in corporate support costs and employee related expenses.
Interest Expense, net
The increase in interest expense, net, for fiscal 2011 as compared to fiscal 2010 is primarily the result of higher amounts of debt.
Provision (Benefit) for Income Taxes
The income tax provision (benefit) for fiscal 2011 and fiscal 2010 primarily reflects the continuing impact of the valuation allowance against our deferred tax assets and various state taxation requirements.
Seasonality
Our results of operations and cash flows have fluctuated, and will continue to fluctuate, on a quarterly basis, as well as on an annual basis, as a result of a number of factors, including, but not limited to, the following:

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

Our results continue to depend materially on sales and profits from the November and December holiday shopping season. In anticipation of traditionally increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of temporary employees to supplement the existing workforce.
Liquidity and Capital Resources
Overview
Key measurements of liquidity resources were as follows:

	February 2, 2013	January 28, 2012
	(dollars in thousands)
Cash and cash equivalents	$21,734	$51,365
Working capital (a)	$24,032	$54,222
Current ratio (a)	1.16	1.36
Borrowings under revolving line of credit	$—	$15,000
Revolving line of credit availability	$48,348	$31,851
____________________________________________________________
(a) The working capital and current ratio as of February 2, 2013 reflect the impact of the $18.7 million derivative liability.

We rely on our liquidity resources to fund our operations and use our revolving line of credit to secure trade letters of credit and, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount that is available under our revolving line of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.
We believe we have sufficient liquidity, including cash and our revolving line of credit that we may continue to draw on from time to time, to fund our operations for at least the next twelve months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business.
Net cash flow activities were as follows:

	Twelve Months Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net cash used in operating activities	$(42,144)	$(44,224)	$(989)
Net cash used in investing activities	$(16,352)	$(7,785)	$(30,121)
Net cash provided by (used in) financing activities	$28,865	$51,761	$(1,927)
Operating Cash Flows
Net cash used in operating activities decreased $2.1 million during fiscal 2012 as compared with fiscal 2011, primarily as a result of the decrease in net loss, net of non-cash activity, partially offset by higher use of cash from operating assets and liabilities. The higher use of cash from operating assets and liabilities was primarily due to the timing of certain payments in relation to our fiscal year end with the additional week during fiscal 2012. The $43.2 million decrease in cash flows from operating activities during fiscal 2011 as compared with fiscal 2010 resulted primarily from the increased net loss offset by changes in our operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities principally consisted of cash outflows for capital expenditures which totaled $16.5 million, $8.9 million and $31.1 million during fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Capital expenditures during fiscal 2012, fiscal 2011 and fiscal 2010 primarily related to leasehold improvements and furniture and fixtures associated with the opening of additional premium retail stores, the relocation and remodeling of certain existing stores and the continued development of our technology infrastructure.
Financing Cash Flows
Net cash provided by financing activities during fiscal 2012 primarily reflects proceeds from our new secured term loan with a portion of the proceeds used to pay down our revolving line of credit, the repayment of the separate term loan previously provided by Wells Fargo Bank, and related debt issuance costs. Net cash provided by financing activities during fiscal 2011 were primarily derived from proceeds of $22.9 million from our stock offering, net of underwriting discounts and commissions and offering expenses, and borrowings on our revolving line of credit and our previous term loan, net of debt issuance costs. Net cash used by financing activities in fiscal 2010 primarily reflect payments on our capital lease obligations.
Secured Term Loan
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of February 2, 2013, $2.9 million of PIK interest has been accrued. Also, on July 9, 2012 in conjunction with the Secured Term

Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
Credit Agreement
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of February 2, 2013, the revolving line of credit was limited to a borrowing base of $62.8 million with no borrowings and $14.5 million in letters of credit issued resulting in $48.3 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate"). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of February 2, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Debt Covenants
Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations based on our approved annual plan, maintaining a minimum of $95.0 million of inventory, and maintaining a minimum of $15.0 million of liquidity and a minimum excess availability of 15 percent of our borrowing base, as defined in the Credit Agreement. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends, and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement. We were in compliance with all covenants for all periods presented.
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
Capital and Real Estate Plans
Capital expenditures for fiscal 2013 are expected to be between $17.0 million and $20.0 million. We currently plan to limit new store openings to two factory outlet stores in fiscal 2013 and will continue to take advantage of real estate opportunities to improve the efficiency of our store base, including relocating stores to more favorable locations and reducing overall store size.
In fiscal 2011, we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013. To date, we have closed 30 premium retail stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 million to $12.0 million in annualized improvement in pretax operating results. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
The following table summarizes our minimum contractual commitments and commercial obligations as of February 2, 2013:

	Payments Due in Fiscal Year
	Total	2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Operating leases (a) (d)	$415,991	$70,256	$126,537	$89,531	$129,667
Contractual commitments (b)	98,801	98,801	—	—	—
Debt, including estimated interest payments (c)	114,506	3,883	8,698	101,925	—
Capital leases (d)	22,154	1,489	2,510	2,330	15,825
Benefit obligations (e)	15,381	4,017	1,642	1,298	8,424
Total	$666,833	$178,446	$139,387	$195,084	$153,916
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of February 2, 2013 of $54.0 million. All other operating leases primarily pertain to premium and factory outlet retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $98.4 million and capital expenditures of $0.4 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of February 2, 2013 of $18.0 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of February 2, 2013 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

(e)	Benefit obligations include cash payments expected to be made related to the Supplemental Executive Retirement Plan and other compensation arrangements.
Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Note 2. Significant Accounting Policies, to our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. The critical accounting policies used in the preparation of our consolidated financial statements, as described below, include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements.

Sales Returns
We recognize sales and the related cost of sales for our direct segment at the time the merchandise is expected to be delivered to our customer and for our retail segment at the point-of-sale with a customer in a store. We reduce our sales and cost of sales and establish an accrual for expected sales returns based on historical experience and future expectations. The actual amount of sales returns we subsequently realize may fluctuate from estimates due to several factors, including size and fit, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the catalog or website, timeliness of delivery and competitive offerings. We continually track subsequent sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the accrual accordingly. Provisions for sales returns were as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Provision for sales returns - beginning of period	$3,535	$3,383	$4,365
Additions charged to income	62,995	63,407	77,475
Deductions for actual returns	(61,578)	(62,848)	(77,337)
Adjustments recorded to income	(1,214)	(407)	(1,120)
Provision for sales returns - end of period	$3,738	$3,535	$3,383
Gift Card Breakage
Proceeds from the sale of gift cards and certificates are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. During fiscal 2011, we identified a history of redemption patterns associated with our gift cards that support a change in our estimate of the term over which we should recognize income on gift card breakage. Based on historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. During fiscal 2011, we recorded $11.8 million of a cumulative one-time adjustment reflecting the change in our estimate of gift card breakage. During fiscal 2012, gift card breakage income was $2.0 million.
Inventory Adjustments
Our inventories consist of merchandise purchased for resale and are recorded at the lower of weighted average cost or market. The nature of our business requires that we make substantially all of our merchandising decisions and corresponding inventory purchase commitments with vendors several months in advance of the time in which a particular merchandise item is intended to be included in the merchandise offerings. These decisions and commitments are based upon, among other possible considerations, historical sales with identical or similar merchandise, our understanding of then-prevailing fashion trends and influences, and an assessment of likely economic conditions and various competitive factors. We continually make assessments as to whether the carrying cost of inventory exceeds its market value, and, if so, by what dollar amount. To determine whether inventory should be written down we consider current and anticipated demand and customer preferences in addition to the current and future estimated selling price. The carrying value of the inventory is reduced to its net realizable value with a corresponding charge to cost of sales. Actual results may differ from our estimates if we are required to markdown or discount merchandise beyond our current expectations. For the inventory marked down to net realizable value, a one percentage point increase in our adjustment rate at February 2, 2013 would have affected net loss by less than $0.5 million.
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
Stock-Based Compensation
The calculation of stock-based compensation expense requires us to expense the fair value of equity awards over the requisite employee service period, which is generally the vesting period. Calculating the fair value of stock options on the date of grant requires judgment, including estimating the expected life of the award, the expected stock price volatility over the expected life and pre-vesting forfeitures. Our expected stock price volatility assumption is based upon a combination of both the implied and historical volatilities of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that stock options are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns. An increase in expected volatility or expected life would result in an increase in the fair value of our stock options and higher compensation expense, while a decrease in expected volatility or expected life would result in a decrease in the fair value of our stock options and lower compensation expense. We also grant various restricted stock units which are generally less subjective in determining fair value as the fair value of these awards is based primarily upon the fair market value of our common stock on the date of grant. We estimate forfeitures for all of our equity awards based upon historical experience, and only recognize expense for those awards expected to vest. We revise our estimated forfeitures in subsequent periods, when necessary, if actual forfeitures vary from those originally estimated. We believe that our estimates are based upon outcomes that are reasonably likely to occur. If actual forfeitures vary from our estimates, compensation expense would vary from what we record in the current and prior fiscal years. Total stock-based compensation expense during fiscal 2012, fiscal 2011 and fiscal 2010 was $2.0 million, $2.4 million, and $2.5 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, we then determine the fair value of the asset generally by using a discounted cash flow model. A loss is recognized, if any, equal to the amount by which the carrying amount of the asset or asset group exceeds the fair value. In assessing future cash flows, management makes certain significant assumptions and judgments. Specifically for retail store asset groups reviewed for impairment, these assumptions and judgments may include projected sales, margins and operating expenses over the estimated remaining useful life. These assumptions and judgments can be affected by consumer spending and overall economic conditions on a localized or regional basis, as well as other factors not necessarily within our control.
During fiscal 2012, based on our review of the operating results for each of our stores, we evaluated certain store assets for impairment but did not record an impairment charge.
Derivative Liability
On July 9, 2012, we issued 1,000 shares of Series A Preferred Stock in conjunction with the Secured Term Loan, which is convertible up to 6.1 million shares of our common stock at an initial exercise price of $3.40 per share of underlying common stock. The fair value of the Series A Preferred Stock at issuance was $15.7 million, which was recorded as a derivative liability and is measured at fair value on a recurring basis using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in the consolidated statements of operations and comprehensive operations. As of February 2, 2013, the derivative liability was $18.7 million, resulting in a $2.9 million loss on the derivative liability for the fiscal year ended 2012. A 10 percent increase (decrease) in the closing price of our common stock at February 2, 2013, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $2.1 million.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated taxes to be paid. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax rates expected to be in effect in the periods where temporary differences are expected to be realized or settled. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.
Assessing the realization of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that existing deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In making such judgments, significant weight is given to evidence that can be objectively verified. Current or previous losses are given more weight than projected future performance. Consequently, based on all available evidence, in particular our three-year cumulative loss, we have a valuation allowance against a significant portion of our net deferred tax assets. The determination of when to reduce a valuation allowance requires significant judgment by management in determining the appropriate level of evidence to objectively support the realization of the net deferred tax assets. When the results of our operations demonstrate a sustained level of taxable income it may result in the reduction of the valuation allowance.

The valuation allowance activity on net deferred tax assets was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Valuation allowance - beginning of period	$78,854	$41,916	$24,523
Net additions charged to income tax expense	28,920	36,938	17,393
Valuation allowance - end of period	$107,774	$78,854	$41,916
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
The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock at February 2, 2013, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $2.1 million.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho

We have audited the accompanying consolidated balance sheets of Coldwater Creek Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coldwater Creek Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Boise, Idaho
March 22, 2013

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,734	$51,365
Receivables	5,150	8,199
Inventories	125,207	131,975
Prepaid and other current assets	17,072	9,410
Deferred income taxes	1,252	2,313
Total current assets	170,415	203,262
Property and equipment, net	169,007	206,079
Deferred income taxes	2,112	1,891
Other assets	4,374	1,883
Total assets	$345,908	$413,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,891	$55,130
Accrued liabilities	87,915	78,175
Current maturities of debt and capital lease obligations	577	15,735
Total current liabilities	146,383	149,040
Deferred rents	82,726	101,384
Long-term debt and capital lease obligations	63,784	26,575
Supplemental executive retirement plan	10,994	12,142
Deferred income taxes	699	1,716
Other liabilities	4,186	5,845
Total liabilities	308,772	296,702
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 1 and 0 shares issued, respectively	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 30,531 and 30,417 shares issued, respectively	305	304
Additional paid-in capital	153,146	151,254
Accumulated other comprehensive loss	(1,532)	(2,204)
Accumulated deficit	(114,783)	(32,941)
Total stockholders’ equity	37,136	116,413
Total liabilities and stockholders’ equity	$345,908	$413,115

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$742,472	$773,021	$981,101
Cost of sales	509,351	543,693	673,816
Gross profit	233,121	229,328	307,285
Selling, general and administrative expenses	301,806	319,812	345,827
Loss on asset impairments	—	5,216	3,931
Loss from operations	(68,685)	(95,700)	(42,473)
Other loss, net	4,025	—	—
Interest expense, net	9,596	2,275	1,736
Loss before income taxes	(82,306)	(97,975)	(44,209)
Income tax provision (benefit)	(464)	1,719	(98)
Net loss	$(81,842)	$(99,694)	$(44,111)
Other comprehensive loss (income):
Supplemental executive retirement plan liability adjustment, net of tax of $408, $0, $0	(672)	1,740	91
Total comprehensive loss	$(81,170)	$(101,434)	$(44,202)
Net loss per share — Basic and Diluted	$(2.69)	$(3.98)	$(1.91)
Weighted average common shares outstanding — Basic and Diluted	30,477	25,065	23,079

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	—	$—	23,042	$230	$124,840	$(373)	$110,864	$235,561
Net loss	—	—	—	—	—	—	(44,111)	(44,111)
Supplemental executive retirement plan liability adjustment	—	—	—	—	—	(91)	—	(91)
Net proceeds from exercise of stock options	—	—	31	—	364	—	—	364
Issuance of shares under the employee stock purchase plan	—	—	35	1	563	—	—	564
Tax withholding payments	—	—	—	—	(93)	—	—	(93)
Reduction in valuation allowance from shortfall in stock-based compensation	—	—	—	—	(1,661)	—	—	(1,661)
Stock-based compensation	—	—	18	—	2,476	—	—	2,476
Balance at January 29, 2011	—	—	23,126	231	126,489	(464)	66,753	193,009
Net loss	—	—	—	—	—	—	(99,694)	(99,694)
Supplemental executive retirement plan liability adjustment	—	—	—	—	—	(1,740)	—	(1,740)
Net proceeds from stock offering	—	—	7,214	72	22,873	—	—	22,945
Issuance of shares under the employee stock purchase plan	—	—	57	—	330	—	—	330
Reduction in valuation allowance from shortfall in stock-based compensation	—	—	—	—	(841)	—	—	(841)
Stock-based compensation	—	—	20	1	2,403	—	—	2,404
Balance at January 28, 2012	—	—	30,417	304	151,254	(2,204)	(32,941)	116,413
Net loss	—	—	—	—	—	—	(81,842)	(81,842)
Supplemental executive retirement plan liability adjustment	—	—	—	—	—	672	—	672
Issuance of shares under the employee stock purchase plan	—	—	65	1	227	—	—	228
Preferred stock issuance	1	—	—	—	—	—	—	—
Tax withholding payments	—	—	—	—	(24)	—	—	(24)
Reduction in valuation allowance from shortfall in stock-based compensation	—	—	—	—	(312)	—	—	(312)
Stock-based compensation	—	—	49	—	2,001	—	—	2,001
Balance at February 2, 2013	1	$—	30,531	$305	$153,146	$(1,532)	$(114,783)	$37,136

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Operating activities:
Net loss	$(81,842)	$(99,694)	$(44,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,437	56,743	63,329
Non-cash interest expense	5,478	—	—
Stock-based compensation expense	2,001	2,403	2,476
Supplemental executive retirement plan expense	587	555	886
Deferred income taxes	(585)	(68)	(1,200)
Valuation allowance adjustments	(312)	(839)	(2,564)
Deferred marketing fees and revenue sharing	(1,048)	(1,509)	(2,055)
Deferred rents	(19,029)	(15,948)	(7,249)
Loss on derivative liability	2,939	—	—
Series A Preferred Stock issuance costs	1,086	—	—
Net loss on asset dispositions and other termination charges	2,295	197	447
Loss on asset impairments	—	5,216	3,931
Other	23	148	(516)
Net change in operating assets and liabilities:
Receivables	2,337	2,212	(3,584)
Inventories	6,768	24,506	5,065
Prepaid and other current assets	(8,007)	11,198	7,168
Accounts payable	2,869	(22,769)	(21,776)
Accrued liabilities	(9,141)	(6,575)	(1,236)
Net cash used in operating activities	(42,144)	(44,224)	(989)
Investing activities:
Purchase of property and equipment	(16,496)	(8,895)	(31,084)
Proceeds from asset dispositions	144	1,110	73
Change in restricted cash	—	—	890
Net cash used in investing activities	(16,352)	(7,785)	(30,121)
Financing activities:
Net proceeds from stock offering	—	22,945	—
Borrowings on revolving line of credit	10,000	15,000	—
Payments on revolving line of credit	(25,000)	—	—
Proceeds from the issuance of long-term debt	65,000	15,000	—
Payments of long-term debt and capital lease obligations	(15,444)	(819)	(2,762)
Payment of debt and Series A Preferred Stock issuance costs	(5,895)	(695)	—
Other	204	330	835
Net cash provided by (used in) financing activities	28,865	51,761	(1,927)
Net decrease in cash and cash equivalents	(29,631)	(248)	(33,037)
Cash and cash equivalents, beginning	51,365	51,613	84,650
Cash and cash equivalents, ending	$21,734	$51,365	$51,613
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$390	$2,085	$540
Capital lease asset additions and related obligations	$25	$75	$1,947
Supplemental cash flow data:
Interest paid, net of amount capitalized	$4,124	$2,231	$1,817
Income taxes paid (refunded), net	$3,460	$(2,112)	$(7,261)
The accompanying notes are an integral part of these consolidated financial statements.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organizational Structure
Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, jewelry, and accessories. We conduct business in two operating segments: retail and direct. The retail segment consists of our premium retail stores, factory outlet stores, and day spas. The direct segment consists of sales generated through our e-commerce website and from orders taken from customers over the phone and through the mail.
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval (the "Reverse Stock Split"). As a result of the split, every four shares of common stock outstanding were consolidated into one share. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Fiscal Periods
References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. Fiscal 2012 consisted of 53 weeks and fiscal 2011 and fiscal 2010 each consisted of 52 weeks.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, gift card breakage, inventory adjustments, derivative liability, stock-based compensation, impairment of long-lived assets, contingent liabilities, and income taxes. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.
Revenue Recognition
We recognize sales, including shipping and handling income and the related cost of those sales, for our direct segment at the time the merchandise is expected to be delivered to our customer, and for our retail segment at the point-of-sale with a customer in a store. We exclude the related sales tax from revenue as sales tax amounts are recorded on a net basis. We reduce our sales and cost of sales and establish an accrual for expected sales returns based on historical experience and future expectations.
Provisions for sales returns were as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Provision for sales returns - beginning of period	$3,535	$3,383	$4,365
Additions charged to income	62,995	63,407	77,475
Deductions for actual returns	(61,578)	(62,848)	(77,337)
Adjustments recorded to income	(1,214)	(407)	(1,120)
Provision for sales returns - end of period	$3,738	$3,535	$3,383

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Loyalty Programs. Under our loyalty programs, various benefits are offered including sneak peeks at new merchandise, customer service specialists, exclusive savings and promotions, free shipping on returns, and special birthday gifts. The promotions and birthday gifts are typically provided, at our discretion, in the form of customer appreciation discount coupons that can be used to purchase merchandise. We recognize these discount coupons at the time the sale is recognized.
Gift Cards. Proceeds from the sale of gift cards and certificates are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. Prior to fiscal 2011, we only recognized breakage income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions. During fiscal 2011, we identified a history of redemption patterns associated with our gift cards that support a change in our estimate of the term over which we should recognize income on gift card breakage. Based on historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is included in net sales in our consolidated statements of operations and comprehensive operations. During fiscal 2011, we recorded an $11.8 million cumulative one-time adjustment reflecting the change in our estimate of gift card breakage. During fiscal 2012 and fiscal 2010, gift card breakage income was $2.0 million and $0.5 million, respectively.
Cost of Sales and Selling, General and Administrative Expenses
The primary costs classified in each major expense category are as follows:

Cost of Sales
Design costs;
Buying costs incurred to acquire inventory;
Duty, commission and other fees related to goods;
Freight costs associated with moving merchandise from suppliers to the Company's distribution center and from the distribution center to stores;
Costs associated with receiving and warehousing;
Costs associated with shipping and handling;
Payroll, bonus and benefit costs related to employees involved in design, buying, receiving and shipping and handling;
Depreciation, rent expense and other occupancy costs not related to corporate facilities; and
Amounts paid directly to vendors for the purchase of inventory.

Selling, General and Administrative Expenses
Payroll, bonus and benefit costs for retail and corporate associates;
Occupancy costs for corporate facilities;
Depreciation related to corporate assets;
Marketing costs; and
Legal, finance, information systems and other corporate overhead costs.

Marketing Costs
Direct response marketing includes catalogs, national magazine advertisements and other mailings that contain an identifying code which allows us to track related sales. All direct costs associated with the development, production and circulation of direct response marketing are accumulated as prepaid marketing costs. Once the related catalog, national magazine advertisement, or other mailings is either mailed or first appears in print, these costs are reclassified to deferred marketing costs. These costs are then amortized to selling, general and administrative expenses over the expected sales realization cycle,

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

typically several weeks. During fiscal 2012, 2011 and 2010, direct response marketing expense was $35.3 million, $40.2 million and $47.7 million, respectively.
Marketing costs other than direct response marketing, including television, store and event promotions, signage expenses and other general customer acquisition activities, are expensed as incurred or when the marketing event first takes place. During fiscal 2012, 2011 and 2010, marketing expenses other than those related to direct response marketing were $25.2 million, $40.0 million and $25.9 million, respectively, and are included in selling, general and administrative expenses.
Store Pre-Opening Costs
Non-capital pre-opening costs, such as rent, preparation and training costs, incurred prior to the opening of a retail store or day spa, are expensed as incurred and are included in selling, general and administrative expenses.
Stock-Based Compensation
We provide equity awards to employees in the form of stock options and restricted stock units ("RSUs"). We expense the estimated fair value of these awards over the requisite employee service period, which is generally the vesting period. Stock-based compensation is primarily included in selling, general and administrative expenses.
Interest Expense, Net
Interest expense, net, consisted of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Interest expense, including financing fees	$9,602	$2,313	$1,822
Interest income	(6)	(38)	(86)
	$9,596	$2,275	$1,736
In fiscal 2012, we corrected the classification of other income, other expense and selling, general and administrative expenses. In previous years, other income and other expense was included with interest expense, net. For comparative purposes, other income, net, of $0.5 million and $0.9 million for fiscal 2011 and 2010 has been classified as selling, general and administrative expenses.
During fiscal 2012, 2011 and 2010, the amount of interest capitalized was not material.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with a maturity date of three months or less at the date of purchase. We maintain a substantial portion of our cash and cash equivalents with a well-known and stable financial institution. However, we have significant amounts of cash and cash equivalents at this financial institution that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our deposits.
Inventories
Inventories primarily consist of merchandise purchased for resale. Inventory is stated at the lower of weighted average cost or market.
Vendor Allowances
Allowances received from merchandise vendors are recorded as a reduction of the carrying amount of inventory and, when sold, as a reduction to cost of sales. The terms of the vendor allowance arrangements are generally one year in length and settle semi-annually. During fiscal 2012, 2011 and 2010, we earned allowances from merchandise vendors of $0.7 million, $1.8 million, and $5.9 million, respectively.
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

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets
Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, we then determine the fair value of the asset generally by using a discounted cash flow model. A loss is recognized, if any, by the amount by which the carrying amount of the asset or asset group exceeds the fair value. In assessing future cash flows, management makes certain significant assumptions and judgments. Specifically for retail store asset groups reviewed for impairment, these assumptions and judgments may include projected sales, margins and operating expenses over the estimated remaining useful life. These assumptions and judgments can be affected by consumer spending and overall economic conditions on a localized or regional basis, as well as other factors not necessarily within our control.
Derivative Liability
We issued 1,000 shares of Series A Preferred Stock in conjunction with a new senior secured term loan. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is included in accrued liabilities. Changes in the fair value of the derivative liability are recorded as other gain or loss, net, in our consolidated statements of operations and comprehensive operations. During fiscal 2012, we also recorded $1.1 million of issuance costs related to the Series A Preferred Stock as other loss.
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
The derivative liability, representing shares of Series A Preferred Stock, is measured on a recurring basis at fair value with Level 3 inputs using the Black-Scholes option valuation model with the following inputs (retroactively adjusted to reflect the Reverse Stock Split):

February 2, 2013
Closing price of Company's common stock	$3.69
Exercise price	$3.40
Risk-free interest rate	1.9%
Expected volatility	84.9%
Expected life (in years)	9.4
Expected dividends	$—
The valuation model and the assumptions used in the model were determined based on the Series A Preferred Stock features and Company specific historical experience, taking into consideration expected future activity. The risk-free interest rate is based on the U.S. Treasury strip rates in effect at the time of measurement with an equivalent remaining term. The expected volatility of our stock prices is based on a combination of historical volatility and the implied volatility of our exchange

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

traded options. Expected life is based on the remaining term of the Series A Preferred Stock. To the extent any of these assumptions increases or decreases in isolation, the fair value of the derivative liability increases or decreases accordingly. Other assumptions based on the Series A Preferred Stock features, including anti-dilution provisions, were considered and determined to be insignificant to the valuation.
Activity for the derivative liability was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Derivative liability - beginning of period	$—	$—	$—
Issuance of Series A Preferred Stock	15,744	—	—
Loss on change in fair value	2,939	—	—
Derivative liability - end of period	$18,683	$—	$—
Based on our review of the operating results for each of our premium retail stores for each of the fiscal years presented, we evaluated certain stores for impairment. During fiscal 2012, there were no impairments recorded. During fiscal 2011, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $6.3 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $5.2 million. During fiscal 2010, certain long-lived assets, primarily premium store leasehold improvements and computer software, with a net carrying amount of $9.2 million were written down to their fair value of $5.3 million, resulting in an impairment charge of $3.9 million. These impairment charges were measured at fair value using discounted cash flows for each premium retail store based on Level 3 inputs, including projected sales, margins, and operating expenses over the estimated remaining useful life.
We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables, and debt. The carrying value of cash, receivables, payables and borrowing on our revolving line of credit materially approximated their fair values due to their short-term nature. As of February 2, 2013, the fair value of our senior secured term loan was $56.2 million, compared to the carrying value of $52.5 million, which includes accrued PIK interest and net of the loan discount. The fair value of the senior secured term loan was estimated using Level 3 inputs by discounting the cash flows with an assumed interest rate that considers credit and liquidity risk. The carrying value of our previous term loan materially approximated fair value at January 28, 2012 and January 29, 2011.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax rates expected to be in effect in the periods where temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.
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
 Supplemental Executive Retirement Plan
We provided a Supplemental Executive Retirement Plan ("SERP") to certain of our former executive officers. The SERP is an unfunded, non-qualified benefit plan that provides eligible participants with monthly benefits upon retirement, termination of employment, death or disability, subject to certain conditions.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We fully recognize a liability for the unfunded projected benefit obligation of the SERP in our financial statements. Actuarial gains and losses, prior service costs, and any remaining transition obligations are recognized as a component of accumulated other comprehensive loss, net of tax, until they are amortized as a component of net periodic pension cost. Any changes to the funded status are recognized through accumulated other comprehensive loss and then amortized as a component of net periodic pension cost. We use our fiscal year end as our measurement date.
Accounting for Leases
We lease our distribution center, customer contact center and all of our premium retail stores, factory outlet stores and day spas, as well as certain other property and equipment. Nearly all of our leases are accounted for as operating leases, except for four capital leases with fixed, non-cancelable terms ranging from approximately four to 30 years. The fixed, non-cancelable terms of our operating leases are generally five to 10 years. Most of our leases include renewal options that allow us to extend the term beyond the initial non-cancelable term. Several of our leases require additional rent based on sales, which is recorded as rent expense when the additional rent payments become probable. Also, most of the leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.
Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession generally occurs prior to the making of any lease payments and approximately 60 to 90 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. Deferred rent related to lease agreements with escalating rent payments, including both the current and long-term portion, was $35.2 million and $35.7 million at February 2, 2013 and January 28, 2012, respectively.
Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement (tenant allowances). We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. Deferred rent related to tenant allowances, including both current and long-term portions, was $68.3 million and $86.0 million at February 2, 2013 and January 28, 2012, respectively.
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
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. On the consolidated balance sheets, prepaid and deferred marketing costs was combined with prepaid and other current assets, income taxes payable was combined with accrued liabilities, and deferred marketing fees and revenue sharing was combined with other liabilities. On the consolidated statements of cash flows, prepaid and deferred marketing costs was combined with prepaid and other current assets and income taxes payable was combined with accrued liabilities.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Receivables
Receivables consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Credit card receivables	$2,928	$2,960
Tenant allowances	484	2,112
Other	1,738	3,127
	$5,150	$8,199
Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of February 2, 2013 and January 28, 2012, no allowance for doubtful accounts was deemed necessary.
4. Property and Equipment, net
Property and equipment, net, consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Land	$242	$242
Building and land improvements	29,655	29,646
Leasehold improvements	258,765	273,039
Furniture and fixtures	114,709	119,656
Technology hardware and software	89,992	90,063
Machinery and equipment and other	34,341	35,129
Capital leases	12,805	12,780
Construction in progress	16,480	13,137
	556,989	573,692
Less — Accumulated depreciation and amortization	(387,982)	(367,613)
	$169,007	$206,079
Construction in progress is comprised primarily of the construction of a new office building, leasehold improvements and furniture and fixtures related to unopened premium retail stores, and internal-use software under development. Capital lease assets primarily include real estate and technology equipment.
As of February 2, 2013 and January 28, 2012, internal-use software capitalized within property and equipment, net of accumulated amortization, was $12.1 million and $14.9 million, respectively. Amortization expense for internal-use software was $4.8 million, $4.8 million and $6.2 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Accrued payroll and benefits	$12,356	$14,134
Gift cards and certificates	18,427	21,560
Derivative liability	18,683	—
Current portion of deferred rents	20,756	20,384
Current portion of deferred marketing fees and revenue sharing	4,484	4,398
Deferred sales royalty	3,106	3,511
Accrued sales returns	3,738	3,535
Accrued taxes	4,200	7,746
Other	2,165	2,907
	$87,915	$78,175
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$67,866	$—
Term loan	—	14,900
Revolving line of credit	—	15,000
Capital lease obligations	11,901	12,410
Total debt and capital lease obligations	79,767	42,310
Less:
Secured term loan discount	(15,406)	—
Current maturities of debt	—	(15,200)
Current maturities of capital lease obligations	(577)	(535)
Long-term debt and capital lease obligations	$63,784	$26,575
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of February 2, 2013, $2.9 million of PIK interest has been accrued. Also, on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables, and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. The actual amount that is available under our revolving line of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full. We have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of February 2, 2013, the revolving line of credit was limited to a borrowing base of $62.8 million with no borrowings and $14.5 million in letters of credit issued resulting in $48.3 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate"). Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of February 2, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations based on our approved annual plan, maintaining a minimum of $95.0 million of inventory, and maintaining a minimum of $15.0 million of liquidity and a minimum excess availability of 15 percent of our borrowing base, as defined in the Credit Agreement. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends, and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement. We were in compliance with all covenants for all periods presented.
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
7. Income Taxes
Our income tax expense (benefit) consisted of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Current income tax expense (benefit):
Federal	$(548)	$(1,042)	$665
State	501	2,775	1,132
Foreign	168	55	206
Deferred income tax expense (benefit):
Federal	(378)	—	—
State	(190)	(61)	(2,025)
Foreign	(17)	(8)	(76)
	$(464)	$1,719	$(98)

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) attributable to income before provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate to income before provision for income taxes as a result of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Statutory income tax benefit	$(28,807)	$(34,291)	$(15,473)
State income taxes, net of federal benefit	(2,131)	(1,496)	(1,093)
Derivative liability	1,029	—	—
Stock compensation expense, net of disqualifying dispositions and shortfalls	262	479	(1,093)
Other	263	89	168
Valuation allowance	28,920	36,938	17,393
	$(464)	$1,719	$(98)
Except where required by U.S. tax law, no provision has been made for U.S. income taxes on a portion of the undistributed earnings of our foreign subsidiary when we intend to utilize those earnings in foreign operations for an indefinite period of time. Such undistributed earnings and profits, as calculated pursuant to provisions in the U.S. Internal Revenue Code and related Treasury Regulations, of the foreign subsidiary as of February 2, 2013 and January 28, 2012 were approximately $0.8 million and $1.1 million, respectively. Cash balances in this foreign subsidiary are substantially lower than these earnings and profits. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of February 2, 2013 and January 28, 2012 would have been approximately $0.3 million and $0.4 million, respectively. During fiscal 2012, we assessed the forecasted cash needs and overall financial position of our foreign subsidiary. As a result, we determined that approximately $0.4 million of current year earnings and profits was in excess of the amount we expect to utilize in our foreign operations for an indefinite period of time, and accordingly, we recorded the related tax expense of $0.2 million in fiscal 2012.
We received tax credits from the State of Idaho, which are reflected as state income taxes, net of federal benefit. The State of Idaho tax credits, which are available through 2025, are subject to annual limitations and are recognized in the year in which they are available to reduce taxable income. We have accumulated $0.7 million of State of Idaho tax credits as of February 2, 2013 that are carried over to be utilized in subsequent years.
As of February 2, 2013, we had $176.4 million and $130.4 million of federal and state net operating losses, respectively. We generated $62.0 million federal and $37.1 million state net operating losses during fiscal 2012. The Company has recorded a deferred tax asset reflecting the benefit of the loss carryforwards. Such net operating losses expire as follows:

Fiscal Years	Amount to Expire
(in thousands)
2013 - 2017	$6,844
2018 - 2022	11,218
2023 - 2027	22,370
2028 - 2032	266,385
$306,817
We monitor the change of ownership of the Company under certain tax provisions. If an ownership change were to occur as defined by such provisions, our ability to utilize our net operating loss carryovers could be limited. Based on our assessment, we do not believe we have had an ownership change that limits our net operating loss carryovers.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Supplemental executive retirement plan	$4,396	$3,994
Accrued payroll and benefits	2,589	1,985
Deferred rents	42,344	49,429
Deferred revenue, including gift cards and certificates	6,189	6,816
Federal net operating loss carryover	61,726	41,939
State net operating loss carryover	6,601	4,905
Charitable contribution carryover	2,151	2,143
Federal and state credits carryover	853	551
Other	3,515	2,145
	130,364	113,907
Valuation allowance	(107,774)	(78,854)
Total deferred tax assets	$22,590	$35,053
Deferred tax liabilities:
Prepaid and other current assets	$(2,251)	$(2,425)
Property and equipment	(17,674)	(30,140)
Total deferred tax liabilities	$(19,925)	$(32,565)
Net deferred tax assets	$2,665	$2,488
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulated loss incurred over the three-year period ended February 2, 2013. Such objective evidence limits the ability to consider other subjective evidence. We have a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence.
The valuation allowance activity on deferred tax assets was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Valuation allowance - beginning of period	$78,854	$41,916	$24,523
Net additions charged to income tax expense	28,920	36,938	17,393
Valuation allowance - end of period	$107,774	$78,854	$41,916

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in unrecognized tax benefits were as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Unrecognized tax benefits - beginning of period	$117	$2,384	$77
Increase based on tax positions related to prior years	—	72	3,825
Decrease based on tax positions related to prior years	(45)	(545)	—
Settlements	(72)	(1,794)	(1,518)
Unrecognized tax benefits - end of period	$—	$117	$2,384
The unrecognized tax benefits represent items in which we may not prevail with certain taxing authorities, based upon varying interpretations of the applicable law. During fiscal 2011, we resolved $2.3 million in unrecognized tax benefits as a result of completing our Internal Revenue Service examinations for fiscal years 2009, 2008, 2007 and 2006. We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense. Interest and penalties were not material for fiscal 2012, 2011 and 2010.
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
The following table sets forth the computation of basic and diluted net loss per common share (retroactively adjusted to reflect the Reverse Stock Split):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands, except per share amounts)
Net loss	$(81,842)	$(99,694)	$(44,111)
Weighted average common shares outstanding during the period (for basic calculation)	30,477	25,065	23,079
Dilutive effect of other potential common shares	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	30,477	25,065	23,079
Net loss per common share—Basic	$(2.69)	$(3.98)	$(1.91)
Net loss per common share—Diluted	$(2.69)	$(3.98)	$(1.91)
Stock options, RSUs and shares to be purchased under our ESPP of 1.4 million, 1.2 million and 0.7 million were outstanding during fiscal 2012, 2011 and 2010, respectively, but were excluded from the computation of diluted net loss per share because

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

their effect were antidilutive. The conversion rights available to outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.
9. Stockholders' Equity
Reverse Stock Split
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval. As a result of the split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 122.0 million to 30.5 million. The shares of Series A Preferred Stock outstanding remains the same. However, the number of shares of common stock each share of Series A Preferred Stock is convertible into and the related exercise price has been adjusted proportionally. The Reverse Stock Split did not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol "CWTR." Our stockholders' equity has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing common stock and increasing additional paid-in capital, with no change to stockholders' equity in the aggregate. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.
Series A Preferred Stock
On July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock to an affiliate of Golden Gate Capital, which gives that affiliate the right to purchase up to 6.1 million shares of our common stock through the maturity date of July 9, 2022. Shares of Series A Preferred Stock have an initial exercise price of $3.40 per share of underlying common stock.
Common Stock Offering
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
Employee Stock Purchase Plan
Through participation in the ESPP, employees can purchase Coldwater Creek Inc. common stock at a five percent discount to the closing market price on the last trading day of each calendar quarter. Employees may not purchase more than 250 shares of common stock during any purchase period and may at no point in any calendar year purchase shares of common stock having an aggregate fair market value in excess of $25,000. Additionally, an employee who owns, or would own as a result of ESPP participation, five percent or more of the total combined voting power of all classes of our stock is not eligible for participation in the ESPP. The aggregate number of shares of common stock that may be made available for purchase under the ESPP is 0.5 million. As of February 2, 2013, approximately 0.2 million shares of common stock remain available for purchase under the ESPP. The shares that are available for purchase may be unissued authorized shares, treasury shares, or shares purchased on the open market. We have determined that the ESPP is a non-compensatory plan and therefore no compensation expense related to the ESPP has been recognized in the consolidated financial statements. During fiscal 2012, 2011, and 2010, employees purchased approximately 65,781, 57,500 and 35,250 shares, respectively, at an average share price of $3.33, $5.72 and $15.96, respectively.
10. Stock-Based Compensation
Our Amended and Restated Stock Option/Stock Issuance Plan (the "Plan") provides for share-based compensation for officers and key employees, directors and consultants, and other independent advisers. The Plan replaced the 1996 Stock Option/Stock Issuance Plan but did not affect awards granted under that plan, some of which remain outstanding. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.
Eligible individuals may, at the discretion of the Compensation Committee of the Board of Directors, be granted stock options, shares of restricted or unrestricted stock, RSUs and stock appreciation rights. The maximum number of shares of common stock underlying awards which may be issued over the term of the Plan cannot exceed 7.2 million shares, subject to adjustment for stock splits and similar capitalization changes. We issue new shares of common stock upon exercise of stock options and vesting of RSUs. As of February 2, 2013, 1.8 million shares of common stock remain available for future grants under the Plan. The Plan is effective through October 19, 2022, subject to earlier termination by the Board of Directors.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and restricted stock units ("RSUs") consisted of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Stock options	$1,108	$1,663	$1,961
RSUs	893	740	515
	$2,001	$2,403	$2,476
There were no related tax benefits for fiscal 2012, 2011 and 2010. Stock-based compensation capitalized into inventory and fixed assets for fiscal 2012, 2011 and 2010 was not material.
As of February 2, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $5.4 million. This expense is expected to be recognized over a weighted-average period of 2.9 years.
Stock Options
Options are granted with an exercise price per share equal to the fair market value of our common stock on the grant date. Options generally vest and become exercisable on a pro rata basis over a three-, four-, or five-year period from the date of grant. The maximum term of each grant may not exceed 10 years, subject to earlier expiration for vested options not exercised following termination of employment.
The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Risk-free interest rate	0.8%	1.9%	2.0%
Expected volatility	89.8%	88.1%	78.4%
Expected life (in years)	5.2	5.1	5.0
Expected dividends	$—	$—	$—
Weighted average fair value per share	$3.16	$4.08	$10.24
The risk-free interest rate is based on the U.S. Treasury strip rates in effect at the time of the grant with an equivalent remaining term. The expected volatility of our stock price is based on historical volatility. Expected life is derived from historical experience, taking into consideration expected future employee behavior.
Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. The forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated.
The following table summarizes the activity for outstanding stock options for fiscal 2012:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding, January 28, 2012	815,641	$21.93
Granted	471,075	$3.16
Forfeited/Expired	(202,686)	$19.29
Outstanding, February 2, 2013	1,084,030	$14.86	4.83	$32,127
Vested and expected to vest, February 2, 2013	1,018,740	$15.49	4.74	$27,399
Exercisable, February 2, 2013	409,598	$28.83	3.04	$297

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2012 and 2011, no stock options were exercised. During fiscal 2010, the total intrinsic value of stock options exercised was $0.2 million, respectively.
RSU Awards
During fiscal 2012, 2011 and 2010, employees were granted 605,574, 142,848 and 65,471 RSUs, respectively, at a weighted average grant date fair market value of $4.62, $6.04 and $16.32, respectively. During the fourth quarter of fiscal 2012, as part of our CEO transition, Jill Dean was granted 150,000 performance RSUs at a weighted average grant date fair value of $4.81 with half of the performance RSUs subject to the achievement of combined operating income targets for fiscal years 2013, 2014 and 2015, and half of the performance RSUs subject to the achievement of combined sales targets for fiscal years 2013, 2014 and 2015. Also, during fiscal 2012, other employees were granted 123,500 performance RSUs at a weighted average grant date fair value of $4.64. For the performance RSUs granted to other employees in fiscal 2012, half of the performance RSUs are subject to the achievement of combined operating income targets for fiscal years 2012, 2013 and 2014, and half of the performance RSUs are subject to the achievement of combined sales targets for fiscal years 2012, 2013 and 2014. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount depending on the results during the performance period. For performance RSUs granted in fiscal 2011 and 2010, no compensation expense was recognized as the performance conditions were not met.
The following table summarizes the activity for unvested RSUs for fiscal 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 28, 2012	370,091	$9.87
Granted	879,074	4.65
Vested	(55,472)	3.25
Forfeited	(216,684)	8.76
Unvested, February 2, 2013	977,009	$6.73
During the fiscal years ended 2012, 2011 and 2010, the total fair market value of RSUs vested was $0.2 million, $0.1 million and $0.4 million, respectively.
11. Defined Contribution Plan
We provide a tax-qualified employee savings, retirement and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan eligible employees may elect to defer a portion of their current compensation, up to certain statutorily prescribed annual limits, and make corresponding periodic contributions into the 401(k) Plan. The Company provides a match at a certain percentage of the employee's overall contribution. Effective May 2011, the 401(k) Plan was amended so that an employee must complete one year of service and be employed on the last day of the 401(k) Plan year in order to receive a matching contribution. In addition, we may make a discretionary profit sharing contribution based on our overall profitability. During fiscal 2012, 2011, and 2010, we recognized contribution expense of $1.8 million, $1.5 million and $1.2 million, respectively.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Supplemental Executive Retirement Plan
The funded status of the SERP was as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Change in projected benefit obligation and unfunded status:
Projected benefit obligation - beginning of period	$12,308	$10,179
Interest cost	550	555
Net actuarial loss (gain)	(1,043)	1,740
Benefits paid	(180)	(166)
Projected benefit obligation and unfunded status - end of period	$11,635	$12,308
Amount Recognized in the Consolidated Balance Sheet:
Current liabilities	$641	$166
Long-term liabilities	10,994	12,142
	$11,635	$12,308
The accumulated benefit obligation for the SERP was $11.6 million and $12.3 million at February 2, 2013 and January 28, 2012, respectively.
Amounts recognized in accumulated other comprehensive loss consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Net actuarial loss	$(1,198)	$(2,277)
Net actuarial loss, net of tax	$(1,532)	$(2,204)
The components of net periodic benefit expense and other changes in projected benefit obligations recognized in other comprehensive loss are as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net periodic benefit expense:
Service cost	$—	$—	$169
Interest cost	550	555	529
Amortization of net actuarial loss	37	—	—
Amortization of prior service cost	—	—	188
Net periodic benefit expense	$587	$555	$886
Other changes in projected benefit obligation recognized in other comprehensive loss:
Amortization of net actuarial loss	$(37)	$—	$—
Amortization of prior service cost	—	—	(188)
Unrecognized net actuarial loss (gain)	(1,043)	1,740	279
Tax effect	408	—	—
Total recognized in other comprehensive loss	$(672)	$1,740	$91
Total recognized in net periodic benefit expense and other comprehensive loss	$(85)	$2,295	$977
We do not expect to amortize any unrecognized actuarial loss during fiscal 2013.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were utilized in calculating the SERP net periodic benefit cost and projected benefit obligation:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Discount rate	4.50%	5.50%	5.75%
Discount rate used to determine projected benefit obligation at the end of the fiscal year	4.00%	4.50%	5.50%
Rate of compensation increase	N/A	N/A	4.00%
The assumed discount rate is based, in part, upon a modeling process that considers both high quality long-term indices and the duration of the SERP relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the SERP obligation decreases or increases, accordingly. Beginning with fiscal 2011, the rate of compensation increase is not applicable when calculating the projected benefit obligation as there are no employees currently accruing benefits.
As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2012, 2011 and 2010. The following table summarizes the expected future benefit payments:

Expected Future Benefit Payments
(in thousands)
Fiscal 2013	$641
Fiscal 2014	$620
Fiscal 2015	$652
Fiscal 2016	$650
Fiscal 2017	$648
Fiscal Years 2018 - 2022	$3,188
13. Commitments and Contingencies
Leases
During fiscal 2012, 2011 and 2010, we incurred aggregate rent expense under operating leases of $67.2 million, $76.1 million, and $79.1 million, respectively, including common area maintenance costs ("CAM") of $13.7 million, $14.8 million, and $15.7 million, respectively, and an immaterial amount of contingent rent expense, and excluding related real estate taxes of $10.3 million, $11.2 million, and $11.2 million, respectively.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 2, 2013, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, CAM, real estate taxes, and the amortization of lease incentives for our operating leases, are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Fiscal 2013	$70,256	$1,489
Fiscal 2014	66,199	1,396
Fiscal 2015	60,338	1,114
Fiscal 2016	51,190	1,148
Fiscal 2017	38,341	1,182
Thereafter	129,667	15,825
Total	$415,991	22,154
Less — interest on capital lease obligations		(10,253)
Total principal payable on capital lease obligations		11,901
Less — current obligations		(577)
Long-term capital lease obligations		$11,324
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center and office space. This lease was amended on April 22, 2009, resulting in the lease being classified as a capital lease through July 2028, with a remaining capital lease commitment as of February 2, 2013 of $18.0 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of February 2, 2013 of $16.5 million. All other capital leases pertain to technology equipment and other real estate.
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
Other
As of February 2, 2013, we had future non-cancelable commitments to purchase inventory of $98.4 million and capital expenditures of $0.4 million.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Co-Branded Credit Card Program
Deferred marketing fees and revenue sharing
The deferred marketing fees and revenue sharing activity from our co-branded credit card was as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred marketing fees and revenue sharing - beginning of period	$8,800	$10,309
Marketing fees received	4,416	4,675
Revenue sharing received	2,946	—
Marketing fees recognized to revenue	(4,649)	(4,425)
Revenue sharing recognized to revenue	(3,761)	(1,759)
Deferred marketing fees and revenue sharing - end of period	7,752	8,800
Less — Current deferred marketing fees and revenue sharing	(4,484)	(4,398)
Long-term deferred marketing fees and revenue sharing	$3,268	$4,402
The following table provides an estimate of when we expect to amortize the deferred marketing fees and the deferred revenue sharing into revenue:

	Deferred Marketing Fees	Deferred Revenue Sharing	Total
	(in thousands)
Fiscal 2013	$2,733	$1,751	$4,484
Fiscal 2014	1,804	—	1,804
Fiscal 2015	1,015	—	1,015
Fiscal 2016	384	—	384
Fiscal 2017	65	—	65
	$6,001	$1,751	$7,752
Sales Royalty
The amount of sales royalty recognized as revenue during fiscal 2012, 2011 and 2010 was $7.9 million, $7.1 million and $7.3 million, respectively.
15. Segment Reporting
Our merchandise is sold through two operating segments: retail and direct. The performance of each operating segment is based on segment operating income, which is defined as net sales less the cost of merchandise and related acquisition costs and certain directly identifiable and allocable operating costs. For the retail segment, these operating costs primarily consist of store selling and occupancy costs. For the direct segment, these operating costs primarily consist of e-commerce marketing and order processing costs. Unallocated corporate and other expenses consist of unallocated shared-service costs and general and administrative expenses. Unallocated shared-service costs include merchandising, distribution, inventory planning and quality assurance costs, as well as corporate occupancy costs. General and administrative expenses include costs associated with general corporate management and shared departmental services (i.e., finance, accounting, information technology and human resources). Operating segment depreciation and amortization is allocated to each operating segment. Corporate and other depreciation and amortization and capital expenditures are related to corporate headquarters, merchandise distribution, and technology infrastructure. We do not review total assets by segment. We have determined that the Chief Operating Decision Maker is our Chief Executive Officer.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain financial data for the retail and direct segments as well as reconciliations to the consolidated financial statements:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net sales: (a)
Retail	$574,425	$595,192	$732,430
Direct	168,047	177,829	248,671
Net sales	$742,472	$773,021	$981,101
Segment operating income (loss):
Retail	$18,896	$(1,803)	$27,085
Direct	20,015	23,948	40,529
Total segment operating income	38,911	22,145	67,614
Unallocated corporate and other	(107,596)	(117,845)	(110,087)
Loss from operations	$(68,685)	$(95,700)	$(42,473)
Depreciation and amortization:
Retail	$40,585	$45,062	$48,456
Direct	643	688	896
Corporate and other	10,209	10,993	13,977
Depreciation and amortization	$51,437	$56,743	$63,329
Purchase of property and equipment:
Retail	$12,130	$6,472	$26,306
Direct	55	—	9
Corporate and other	4,311	2,423	4,769
Purchase of property and equipment	$16,496	$8,895	$31,084
____________________________________________________________
(a)   There were no sales between the retail and direct segments during the fiscal years presented.
Our products are principally marketed to individuals within the United States. Net sales realized from other geographic markets, primarily Canada and Japan, have collectively been insignificant in each reported period. No single customer accounts for ten percent or more of net sales. Apparel sales have constituted approximately 90 percent of the net sales during fiscal 2012, 2011 and 2010, with sales of jewelry and accessories constituting the respective balances. Substantially all of our long-lived assets reside within the United States.

Table of ContentsCOLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Results of Operations (unaudited)
The following tables contain selected quarterly consolidated financial data for fiscal 2012 and fiscal 2011 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair statement, in all material respects, of the information set forth therein on a consistent basis:

	Fiscal 2012
	First Quarter	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
	(in thousands, except per share amounts)
Net sales	$169,884	$163,690	$188,124	$220,774
Gross profit	$54,391	$48,520	$66,065	$64,145
Net loss	$(23,760)	$(17,558)	$(20,526)	$(19,998)
Net loss per common share — Basic and Diluted (b)	$(0.78)	$(0.58)	$(0.67)	$(0.66)

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)
	(in thousands, except per share amounts)
Net sales	$179,795	$181,409	$187,465	$224,352
Gross profit	$54,613	$45,321	$56,265	$73,129
Net loss	$(30,028)	$(27,679)	$(29,158)	$(12,829)
Net loss per common share — Basic and Diluted (b)	$(1.30)	$(1.20)	$(1.24)	$(0.42)
____________________________________________________________

(a)
During the second quarter of fiscal 2012, the Company issued 1,000 shares of Series A Preferred Stock in conjunction with a new senior secured term loan. The fair value of the Series A Preferred Stock was recorded as a derivative liability with fair value adjustments to the derivative liability recorded to other gain or loss, net. In the second and fourth quarters of fiscal 2012, we recorded a $2.3 million and $1.5 million gain, respectively, and in the third quarter of fiscal 2012, we recorded a $6.8 million loss from fair value adjustments related to the derivative liability.

(b)
The sum of the quarterly net loss per common share-basic and diluted amounts may not equal the fiscal year amount due to rounding and use of weighted average shares outstanding. The quarterly per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

(c)
During the fourth quarter of fiscal 2011, we recorded an $11.8 million cumulative one-time adjustment reflecting the change in our estimate of gift card breakage. Prior to the fourth quarter of fiscal 2011, we only recognized income from the non-escheated portion of unredeemed gift cards after the filing of the corresponding escheatment to the relevant jurisdictions.

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
Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of February 2, 2013. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2013.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of February 2, 2013. The effectiveness of our internal control over financial reporting as of February 2, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Coldwater Creek Inc.
Sandpoint, Idaho
We have audited the internal control over financial reporting of Coldwater Creek Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013 of the Company and our report dated March 22, 2013 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP

Boise, Idaho
March 22, 2013

Item 9B.     OTHER INFORMATION
None
PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to the executive officers of the Registrant, see Item 1, Executive Officers of the Registrant, of this Form 10-K.
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
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2013, to be filed with the Commission no later than 120 days after February 2, 2013, pursuant to Regulation 14A.
Item 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2013, to be filed with the Commission no later than 120 days after February 2, 2013, pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2013, to be filed with the Commission no later than 120 days after February 2, 2013, pursuant to Regulation 14A.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2013, to be filed with the Commission no later than 120 days after February 2, 2013, pursuant to Regulation 14A.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2013, to be filed with the Commission no later than 120 days after February 2, 2013, pursuant to Regulation 14A.
PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)    Documents filed as part of this report are as follows:
1. Financial Statements.
See listing of financial statements included as part of this Form 10-K in Item 8.
2. Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits:
The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Fiscal 2011 Annual Report on Form 10-K)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.1.2*	Certificate of Designation of Preferences of Convertible Series A Preferred Stock of the Company (filed as Exhibit 3.1 to Form 8-K dated July 13, 2012)
3.1.3*
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company effective on October 4, 2012 (filed as Exhibit 3.1 to the Company's Fiscal 2011 Third Quarter Report on Form 10-Q)

3.2*	Amended and Restated Bylaws of Coldwater Creek Inc. dated September 11, 2012 (filed as Exhibit 3.2 to Form 8-K dated September 13, 2012)
3.2.1	Reserved
3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)
3.2.3*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)
3.2.4*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*
Limited Waiver and First Amendment to Amended and Restated Credit Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent and Swing Line Lender, and Wells Fargo Credit, Inc. (filed as Exhibit 10.1 to Form 8-K dated July 13, 2012)

10.2*
Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.2.1*	Term Loan Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the Lenders party thereto and CC Holdings Agency Corp. (filed as Exhibit 10.2 to Form 8-K dated July 13, 2012)
10.3*+	Amended and Restated Stock Option/Stock Issuance Plan (filed as Appendix A to the Company's Proxy Statement filed on October 26, 2012)
10.3.1*	Stock Purchase and Investor Rights Agreement, dated as of July 9, 2012, between the Company and CC Holdings of Delaware, LLC - Series A (filed as Exhibit 10.3 to Form 8-K dated July 13, 2012)
10.4*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.4.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)
10.4.2*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2006 Annual Report on Form 10-K)
10.4.3*	Registration Rights Agreement, dated as of July 9, 2011, between the Company and CC Holdings of Delaware, LLC - Series A (filed as Exhibit 10.4 to Form 8-K dated July 13, 2012)
10.5*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)
10.5.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)
10.5.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)
10.6.1‡+	Employment Letter Agreement between the Company and Jill Brown Dean dated January 1, 2013
10.6.2‡+	Amended and Restated Severance and Change of Control Agreement between the Company and Jill Brown Dean dated January 1, 2013
10.7‡+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan
10.8*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)

Exhibit Number	Description of Document
10.9*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)
10.10*+	Supplemental Employee Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)
10.10.1*+	Amendment No. 1 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)
10.10.2*+	Amendment No. 2 to Supplemental Employee Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)
10.10.3*+	Amendment No. 3 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2009 Annual Report on Form 10-K)
10.11	Reserved
10.12	Reserved
10.13	Reserved
10.14*+	Reserved
10.15*+	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011(filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)
10.16	Reserved
10.17*+	Indemnification Agreement (filed as Exhibit 10.1 to Form 8-K dated January 27, 2012)
10.18*+	Severance and Change of Control Agreements filed with certain officers (John E. Hayes III and Jerome M. Jessup) (filed as Exhibit 10.2 to Form 8-K dated January 27, 2012)
21‡	Subsidiaries of Coldwater Creek Inc.
23‡	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24‡	Power of attorney (included on signature page hereto)
31.1‡	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 22nd day of March 2013.

COLDWATER CREEK INC.

By:	/s/ Jill Brown Dean
Jill Brown Dean
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
I hereby appoint Jill Brown Dean and John E. Hayes, III my true and lawful attorneys-in-fact, each with full power to act without the other and each with full power of substitution, to sign on my behalf, as an individual and in the capacity stated below, and to file the Annual Report on Form 10-K of Coldwater Creek Inc. for its fiscal year ended February 2, 2013 and any amendment that such attorney-in-fact may deem appropriate or necessary. I further grant unto such attorneys and each of them full power and authority to perform each and every act necessary to be done in order to accomplish the foregoing as fully as I might do.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jill Brown Dean	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2013
Jill Brown Dean

/s/ James A. Bell	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 22, 2013
James A. Bell

/s/ Mark A. Haley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2013
Mark A. Haley

/s/ Dennis C. Pence	Chairman of the Board of Directors	March 22, 2013
Dennis C. Pence

/s/ Michael J. Potter	Director	March 22, 2013
Michael J. Potter

/s/ James R. Alexander	Director	March 22, 2013
James R. Alexander

/s/ Jerry Gramaglia	Director	March 22, 2013
Jerry Gramaglia

/s/ Curt Hecker	Director	March 22, 2013
Curt Hecker

/s/ Kay Isaacson-Leibowitz	Director	March 22, 2013
Kay Isaacson-Leibowitz

/s/ Robert H. McCall	Director	March 22, 2013
Robert H. McCall

/s/ Frank M. Lesher	Director	March 22, 2013
Frank M. Lesher

/s/ Neale Attenborough	Director	March 22, 2013
Neale Attenborough

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Fiscal 2011 Annual Report on Form 10-K)
3.1.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (filed with Company's Fiscal 2004 Third Quarter Report on Form 10-Q)
3.1.2*	Certificate of Designation of Preferences of Convertible Series A Preferred Stock of the Company (filed as Exhibit 3.1 to Form 8-K dated July 13, 2012)
3.1.3*
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company effective on October 4, 2012 (filed as Exhibit 3.1 to the Company's Fiscal 2011 Third Quarter Report on Form 10-Q)

3.2*	Amended and Restated Bylaws of Coldwater Creek Inc. dated September 11, 2012 (filed as Exhibit 3.2 to Form 8-K dated September 13, 2012)
3.2.1	Reserved
3.2.2*	Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated March 23, 2007)
3.2.3*	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated December 8, 2007)
3.2.4*	Second Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to Form 8-K dated February 6, 2009)
4.1*	Specimen of Stock Certificate (filed with the Company's S-1/A, file No. 333-16651)
10.1*
Limited Waiver and First Amendment to Amended and Restated Credit Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the lenders party thereto, Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Administrative Agent, Collateral Agent and Swing Line Lender, and Wells Fargo Credit, Inc. (filed as Exhibit 10.1 to Form 8-K dated July 13, 2012)

10.2*
Amended and Restated Credit Agreement dated May 16, 2011 between the Company and Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC) and Wells Fargo Credit, Inc. (filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)

10.2.1*	Term Loan Agreement dated as of July 9, 2012 among the Borrowers and Guarantors thereto, the Lenders party thereto and CC Holdings Agency Corp. (filed as Exhibit 10.2 to Form 8-K dated July 13, 2012)
10.3*+	Amended and Restated Stock Option/Stock Issuance Plan (filed as Appendix A to the Company's Proxy Statement filed on October 26, 2012)
10.3.1*	Stock Purchase and Investor Rights Agreement, dated as of July 9, 2012, between the Company and CC Holdings of Delaware, LLC - Series A (filed as Exhibit 10.3 to Form 8-K dated July 13, 2012)
10.4*	Form of Stock Option Agreement under 1996 Stock Option/Stock Issuance Plan (filed with the Company's S-1, file No. 333-16651)
10.4.1*	Form of Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2005 Annual Report on Form 10-K)
10.4.2*	Form of Incentive Stock Option Agreement under Amended and Restated Stock Option/Stock Issuance Plan (filed with the Company's Fiscal 2006 Annual Report on Form 10-K)
10.4.3*	Registration Rights Agreement, dated as of July 9, 2011, between the Company and CC Holdings of Delaware, LLC - Series A (filed as Exhibit 10.4 to Form 8-K dated July 13, 2012)
10.5*	Amended and Restated Parkersburg Distribution Center Lease Agreement, dated January 10, 2006 (filed as Exhibit 10.1 to Form 8-K dated January 10, 2006)
10.5.1*	Sublease Agreement between the Company and Parkersburg-Wood County Area Development Corporation, dated January 12, 2006 (filed as Exhibit 10.2 to Form 8-K dated January 10, 2006)
10.5.2*	First Amendment to Amended and Restated Lease Agreement, dated October 25, 2006, between the company and Wood County Development Authority (filed as Exhibit 10.1 to Form 8-K dated October 25, 2006)
10.6.1‡+	Employment Letter Agreement between the Company and Jill Brown Dean dated January 1, 2013
10.6.2‡+	Amended and Restated Severance and Change of Control Agreement between the Company and Jill Brown Dean dated January 1, 2013
10.7‡+	Form of Stock Unit Agreement under the Amended and Restated Stock Option/Stock Issuance Plan

Exhibit Number	Description of Document
10.8*+	Summary of Non-Management Director Compensation (filed as Exhibit 10.1 to Form 8-K dated October 1, 2005)
10.9*+	Form of Non-Management Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated October 1, 2005)
10.10*+	Supplemental Employee Retirement Plan (filed as Exhibit 10.3 to Form 8-K dated October 1, 2005)
10.10.1*+	Amendment No. 1 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2005 Third Quarter Report on Form 10-Q)
10.10.2*+	Amendment No. 2 to Supplemental Employee Retirement Plan (filed as Exhibit 99.1 to Form 8-K dated August 28, 2006)
10.10.3*+	Amendment No. 3 to Supplemental Employee Retirement Plan (filed with the Company's Fiscal 2009 Annual Report on Form 10-K)
10.11	Reserved
10.12	Reserved
10.13	Reserved
10.14*+	Reserved
10.15*+	Severance and Change of Control Agreement between the Company and James A. Bell dated June 15, 2011(filed with the Company's Fiscal 2011 Second Quarter Report on Form 10-Q)
10.16	Reserved
10.17*+	Indemnification Agreement (filed as Exhibit 10.1 to Form 8-K dated January 27, 2012)
10.18*+	Severance and Change of Control Agreements filed with certain officers (John E. Hayes III and Jerome M. Jessup) (filed as Exhibit 10.2 to Form 8-K dated January 27, 2012)
21‡	Subsidiaries of Coldwater Creek Inc.
23‡	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
24‡	Power of attorney (included on signature page hereto)
31.1‡	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2‡	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation

 ____________________________________________________________

*	Previously filed.

‡	Filed electronically herewith.

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