Form 10-Q
period 2013-05-04
COLDWATER CREEK INC
filed 2013-06-06
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of June 4, 2013
Common Stock ($0.01 par value)	30,547,474

Coldwater Creek Inc.
Form 10-Q
For the Fiscal Quarter Ended May 4, 2013

"We," "us," "our," "Company," "Coldwater," and "Coldwater Creek," unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for per share data)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,915	$21,734	$22,989
Receivables	7,265	5,150	11,539
Inventories	126,540	125,207	127,684
Prepaid and other current assets	17,403	17,072	11,625
Deferred income taxes	1,184	1,252	2,313
Total current assets	163,307	170,415	176,150
Property and equipment, net	160,351	169,007	196,523
Deferred income taxes	2,117	2,112	1,887
Other assets	4,152	4,374	1,795
Total assets	$329,927	$345,908	$376,355
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,275	$57,891	$52,487
Accrued liabilities	86,258	87,915	72,843
Current maturities of debt and capital lease obligations	15,594	577	15,728
Total current liabilities	153,127	146,383	141,058
Deferred rents	77,243	82,726	96,723
Long-term debt and capital lease obligations	65,655	63,784	26,407
Supplemental executive retirement plan	10,939	10,994	12,248
Deferred income taxes	636	699	1,716
Other liabilities	3,862	4,186	5,174
Total liabilities	311,462	308,772	283,326
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 1, 1 and 0 shares issued, respectively	—	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 30,547, 30,531 and 30,439 shares issued, respectively	305	305	304
Additional paid-in capital	153,830	153,146	151,630
Accumulated other comprehensive loss	(1,532)	(1,532)	(2,204)
Accumulated deficit	(134,138)	(114,783)	(56,701)
Total stockholders' equity	18,465	37,136	93,029
Total liabilities and stockholders' equity	$329,927	$345,908	$376,355

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	$155,729	$169,884
Cost of sales	104,765	115,493
Gross profit	50,964	54,391
Selling, general and administrative expenses	68,362	77,519
Loss from operations	(17,398)	(23,128)
Other gain, net	(926)	—
Interest expense, net	3,573	561
Loss before income taxes	(20,045)	(23,689)
Income tax provision (benefit)	(690)	71
Net loss	$(19,355)	$(23,760)
Total comprehensive loss	$(19,355)	$(23,760)
Net loss per share — Basic and Diluted	$(0.63)	$(0.78)
Weighted average shares outstanding — Basic and Diluted	30,538	30,428

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Operating activities:
Net loss	$(19,355)	$(23,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,818	13,752
Non-cash interest expense	2,289	—
Stock-based compensation expense	632	348
Supplemental executive retirement plan expense	113	147
Deferred marketing fees and revenue sharing	(689)	(652)
Deferred rents	(5,574)	(5,095)
Gain on derivative liability	(926)	—
Net loss on asset dispositions and other termination charges	781	1,226
Other	(137)	(86)
Net change in operating assets and liabilities:
Receivables	(2,130)	(3,330)
Inventories	(1,333)	4,291
Prepaid and other current assets	(404)	(2,215)
Accounts payable	(7,669)	(4,292)
Accrued liabilities	(294)	(4,868)
Net cash used in operating activities	(23,878)	(24,534)
Investing activities:
Purchase of property and equipment	(1,865)	(3,699)
Proceeds from asset dispositions	15	—
Net cash used in investing activities	(1,850)	(3,699)
Financing activities:
Borrowings on revolving line of credit	18,000	10,000
Payments on revolving line of credit	(3,000)	(10,000)
Payments of long-term debt and capital lease obligations	(137)	(201)
Other	46	58
Net cash provided by (used in) financing activities	14,909	(143)
Net decrease in cash and cash equivalents	(10,819)	(28,376)
Cash and cash equivalents, beginning	21,734	51,365
Cash and cash equivalents, ending	$10,915	$22,989
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$1,284	$418
Income taxes paid (refunded), net	$(676)	$2,125

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Organizational Structure
Coldwater Creek Inc., a Delaware corporation, together with its wholly-owned subsidiaries, headquartered in Sandpoint, Idaho, is a multi-channel specialty retailer of women's apparel, jewelry and accessories. We conduct business in two operating segments: retail and direct. The retail segment consists of our premium retail stores, factory stores and day spas. The direct segment consists of sales generated through our e-commerce website and mobile applications as well as orders taken from customers over the phone and through the mail.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of February 2, 2013 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
2. Significant Accounting Policies
Accounting Policies
The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Fiscal Periods
References to a fiscal year refer to the calendar year in which the fiscal year begins. Our fiscal year ends on the Saturday nearest January 31st.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are embodied in our sales returns accrual, gift card breakage, inventory adjustments, derivative liability, stock-based compensation, impairment of long-lived assets, contingent liabilities and income taxes. These estimates and assumptions are based on historical results as well as management's future expectations. Actual results may vary from these estimates and assumptions.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is made up entirely of unrecognized net actuarial loss, net of tax, for the Supplemental Executive Retirement Plan (the "SERP"). See Note 10. Supplemental Executive Retirement Plan, for amounts reclassified from accumulated other comprehensive loss to net periodic benefit costs due to the amortization of net actuarial loss.

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
On July 9, 2012, as disclosed in Note 8, we issued 1,000 shares of Series A Preferred Stock. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is included in accrued liabilities. The derivative liability is measured on a recurring basis at fair value with Level 3 inputs using the Black-Scholes option valuation model with the following inputs:

	May 4, 2013	February 2, 2013
Closing price of Company's common stock	$3.70	$3.69
Exercise price	$3.40	$3.40
Risk-free interest rate	1.6%	1.9%
Expected volatility	77.8%	84.9%
Expected life	9.2	9.4
Expected dividends	$—	$—
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
Changes in the fair value are recorded as other gain or loss, net, in our consolidated statements of operations and comprehensive operations. Activity for the derivative liability was as follows:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Balance at beginning of period	$18,683	$—
Issuance of Series A Preferred Stock	—	—
Gain on change in fair value	(926)	—
Balance at end of period	$17,757	$—
We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables and debt. The carrying value of cash, receivables, payables and borrowing on our revolving line of credit approximate their fair values due to their short-term nature. As of May 4, 2013, the fair value of our senior secured term loan was $64.3 million compared to the carrying value of $54.5 million, which includes accrued PIK interest and net of the loan discount. The fair value of the senior secured term loan was estimated using Level 3 inputs by discounting the cash flows with an assumed interest rate that considers credit and liquidity risk. The carrying value of our previous term loan approximated fair value at April 28, 2012.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulated loss incurred over the last three years. Such objective evidence limits the ability to consider other subjective evidence. We have a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence.
3. Receivables
Receivables consisted of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in thousands)
Credit card receivables	$5,437	$2,928	$6,790
Tenant allowances	525	484	1,465
Other	1,303	1,738	3,284
	$7,265	$5,150	$11,539
Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of May 4, 2013, February 2, 2013 and April 28, 2012, no allowance for doubtful accounts was deemed necessary.
4. Property and Equipment, net
Property and equipment, net, consisted of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in thousands)
Land	$242	$242	$242
Building and land improvements	29,675	29,655	29,650
Leasehold improvements	257,222	258,765	265,473
Furniture and fixtures	114,444	114,709	117,989
Technology hardware and software	90,764	89,992	90,492
Machinery and equipment and other	33,760	34,341	34,978
Capital leases	12,805	12,805	12,805
Construction in progress	16,574	16,480	13,397
	555,486	556,989	565,026
Less — Accumulated depreciation and amortization	(395,135)	(387,982)	(368,503)
	$160,351	$169,007	$196,523

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in thousands)
Accrued payroll and benefits	$13,838	$12,356	$12,553
Gift cards and certificates	15,532	18,427	17,203
Derivative liability	17,757	18,683	—
Current portion of deferred rents	20,846	20,756	20,818
Current portion of deferred marketing fees and revenue sharing	3,988	4,484	4,367
Deferred sales royalty	2,748	3,106	3,287
Accrued sales returns	4,431	3,738	4,461
Accrued taxes	4,062	4,200	6,210
Other	3,056	2,165	3,944
	$86,258	$87,915	$72,843
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$69,153	$67,866	$—
Term loan	—	—	14,850
Revolving line of credit	15,000	—	15,000
Capital lease obligations	11,766	11,901	12,285
Total debt and capital lease obligations	95,919	79,767	42,135
Less:
Secured term loan discount	(14,670)	(15,406)	—
Current maturities of debt	(15,000)	—	(15,200)
Current maturities of capital lease obligations	(594)	(577)	(528)
Long-term debt and capital lease obligations	$65,655	$63,784	$26,407
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of May 4, 2013, $4.2 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. The actual amount that is available under our revolving line

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full. We have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. In connection with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of May 4, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $15.0 million in borrowings and $6.3 million in letters of credit issued, resulting in $48.7 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.25% as of May 4, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of May 4, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations based on our approved annual plan, maintaining a minimum of $95.0 million of inventory, and maintaining a minimum of $15.0 million of liquidity and a minimum excess availability of 15 percent of our borrowing base, as defined in the Credit Agreement. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement. We were in compliance with all covenants for all periods presented.
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
7. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of shares of Series A Preferred Stock, stock options, restricted stock units ("RSUs") and shares to be purchased under our Employee Stock Purchase Plan ("ESPP") for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of excess tax benefits, if any, that would be recorded in additional paid-in-capital when the share is exercised are assumed to be used to repurchase shares in the current period.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (retroactively adjusted to reflect the Reverse Stock Split):

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands, except per share amounts)
Net loss	$(19,355)	$(23,760)
Weighted average common shares outstanding during the period (for basic calculation)	30,538	30,428
Dilutive effect of other potential common shares	—	—
Weighted average common shares and potential common shares (for diluted calculation)	30,538	30,428
Net loss per common share—Basic	$(0.63)	$(0.78)
Net loss per common share—Diluted	$(0.63)	$(0.78)
During the three months ended May 4, 2013 and April 28, 2012, 2.1 million and 1.6 million, respectively, of stock options, RSUs and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. The conversion rights available to outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.
8. Stockholders' Equity
Reverse Stock Split
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval. As a result of the split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 122.0 million shares to 30.5 million shares. The shares of Series A Preferred Stock outstanding remains the same. However, the number of shares of common stock each share of Series A Preferred Stock is convertible into and the related exercise price has been adjusted proportionally. The Reverse Stock Split did not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol "CWTR." Our stockholders' equity has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing common stock and increasing additional paid-in capital, with no change to stockholders' equity in the aggregate. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.
Series A Preferred Stock
On July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock to an affiliate of Golden Gate Capital which gives that affiliate the right to purchase up to 6.1 million shares of our common stock through July 9, 2022. Shares of Series A Preferred Stock have an initial exercise price of $3.40 per share of underlying common stock.
9. Stock-Based Compensation
Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and RSUs consisted of the following:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Stock options	$213	$230
RSUs	419	118
	$632	$348

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.
During the three months ended May 4, 2013 and April 28, 2012, employees were granted 97,000 and 245,325 stock options, respectively. The fair value of stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	May 4, 2013	April 28, 2012
Risk-free interest rate	0.8%	0.7%
Expected volatility	91.4%	89.6%
Expected life	5.0 years	5.0 years
Expected dividends	$—	$—
Weighted average fair value per share	$2.46	$3.20
During the three months ended May 4, 2013 and April 28, 2012, employees were granted 410,200 and 106,375 RSUs, respectively, at a weighted average fair value of $3.49 and $4.64, respectively. During the three months ended April 28, 2012, employees were also granted 123,500 performance RSUs at a weighted average grant date fair value of $4.64. For the performance RSUs granted during the three months ended April 28, 2012, half of the RSUs are subject to the achievement of combined operating income targets for fiscal years 2012, 2013 and 2014, and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.
10. Supplemental Executive Retirement Plan
Net periodic benefit cost of the SERP consisted of the following:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Interest cost	$113	$138
Amortization of net actuarial loss	—	9
	$113	$147
As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2013 and 2012. During the three months ended May 4, 2013 and April 28, 2012, we made benefit payments of $41,500 and $41,500, respectively.
11. Commitments and Contingencies
Operating Leases
As of May 4, 2013, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs ("CAM"), real estate taxes, and the amortization of lease incentives for our operating leases, totaled $398.4 million.
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
Other
As of May 4, 2013, we had non-cancelable inventory purchase commitments of $89.2 million.
12. Co-Branded Credit Card Program
Deferred marketing fees and revenue sharing
The deferred marketing fees and revenue sharing activity was as follows:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Balance at beginning of period	$7,752	$8,800
Marketing fees received	866	863
Marketing fees recognized to revenue	(1,117)	(1,075)
Revenue sharing recognized to revenue	(438)	(440)
Balance at end of period	7,063	8,148
Less — Current deferred marketing fees and revenue sharing	(3,988)	(4,367)
Long-term deferred marketing fees and revenue sharing	$3,075	$3,781
Sales Royalty
The amount of sales royalty recognized as revenue during the three months ended May 4, 2013 and April 28, 2012 was $2.1 million and $1.9 million, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Segment Reporting
The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net sales (a):
Retail	$117,754	$131,202
Direct	37,975	38,682
Net sales	$155,729	$169,884
Segment operating income (loss):
Retail	$387	$923
Direct	7,686	4,789
Total segment operating income	8,073	5,712
Corporate and other	(25,471)	(28,840)
Loss from operations	$(17,398)	$(23,128)
 ____________________________________________________________

(a)	There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to our 1A. Risk Factors, in this Form 10-Q and other reports we file with the SEC. We assume no obligation to update our forward-looking statements to conform these statements to actual results or revised guidance.
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
Executive Summary
Net sales decreased to $155.7 million for the three months ended May 4, 2013, compared to $169.9 million for the three months ended April 28, 2012. This decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 10.5 percent, the impact of store closures and a decrease of 1.8 percent in our direct sales, partially offset by the impact of the shift in weeks as a result of the 53rd week in fiscal 2012.
Gross profit was $51.0 million, or 32.7 percent of net sales, for the three months ended May 4, 2013, compared to $54.4 million, or 32.0 percent of net sales, for the three months ended April 28, 2012. This increase in gross profit margin was primarily due to increased leverage of buying and occupancy costs.
Selling, general and administrative expenses ("SG&A") were $68.4 million, or 43.9 percent of net sales, for the three months ended May 4, 2013, compared to $77.5 million, or 45.6 percent of net sales, for the three months ended April 28, 2012. The decrease of $9.2 million in SG&A was primarily due to lower expenses across all categories.
Net loss for the three months ended May 4, 2013 was $19.4 million, or $0.63 per share, on 30.5 million weighted average shares outstanding, and included other gain, net, of $0.9 million, or $(0.03) per share, due to the change in the fair value of the derivative liability related to the Series A Preferred Stock that we issued in July 2012. This compares to a net loss of $23.8 million, or $0.78 per share, on 30.4 million weighted average shares outstanding, for the three months ended April 28, 2012.
We ended the first quarter of fiscal 2013 with $10.9 million in cash and cash equivalents compared to $23.0 million at the end of the first quarter of fiscal 2012.  As of May 4, 2013, we had $15.0 million outstanding under our revolving line of credit, compared to $15.0 million at the end of the first quarter of fiscal 2012. At the end of the first quarter of fiscal 2013, working capital was $10.2 million compared to $35.1 million at the end of the first quarter of fiscal 2012. The reduction in working capital reflects the impact of the $17.8 million derivative liability, which is included in accrued liabilities. Retail inventory per square foot, which includes inventory in our premium retail stores, factory stores, and in our distribution center, increased 6.7 percent compared to the first quarter of fiscal 2012. Total inventory decreased 0.9 percent to $126.5 million at the end of the first quarter of fiscal 2013 from $127.7 million at the end of the first quarter of fiscal 2012.

____________________________________________________________

(1)
Change in comparable store sales is calculated based on the net sales for stores that have been open for at least 16 consecutive months. Stores where square footage has been changed by more than 20 percent and stores relocated are treated as a new store upon reopening. Net sales for stores closed during the year are included in the change in comparable store sales up until the store closes. In a fiscal year with 53 weeks, the change in comparable store sales excludes the additional week. The calculation of comparable store sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation. Due to the extensive promotions that occur as part of a store opening or reopening, we believe waiting 16 months to consider a store to be comparable provides a better view of the change in store sales.

Company Initiatives
For fiscal 2013, we are focused on the following strategic initiatives:
Our first initiative is to strengthen the Coldwater Creek brand by continuing to reposition Coldwater Creek as a leader in the marketplace, providing our customers with trend-right, age-appropriate fashion, and a consistent multi-channel experience. We have recently completed a comprehensive study of our target customer, which will guide our decision making and is expected to enable our organization to execute more consistently.
In merchandising and design, we will continue to build on the base that we established in 2012. We will broaden our core product offering by introducing new categories, and we are committed to executing our assortment architecture to ensure that our merchandise consistently offers the appropriate balance of color, print, and pattern and fit to flatter outfits in each and every product flow.
We will refine our marketing platform to drive traffic to all channels by leveraging our loyalty program, which was rolled out in fiscal 2012. We are combining our legacy One Creek loyalty program with our new Rewards program into one comprehensive tiered loyalty platform with benefits and incentives associated with different levels of spend. In addition, we are focused on adding new loyalty members and increasing the shopping frequency of our current members.
We remain focused on improving our inventory productivity through tighter inventory commitments by adjusting the depth, while maintaining the breadth of styles and color choices, in our assortments. In the first quarter of fiscal 2013, we implemented a new inventory planning system, which is expected to enable us to improve our budgeting and forecasting, make better buying decisions and react more quickly to a product's demand.
We will continue to execute our real estate optimization program, which we began in fiscal 2011. Through May 4, 2013, we have closed a total of 34 under-performing stores and expect to close an additional 11 stores, which would bring the total number of closures to 45 stores by the end of fiscal 2013. As part of our strategy to reduce the average store size over time, we will continue to opportunistically downsize and relocate stores in certain markets.
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
We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced household incomes and high unemployment. We believe these conditions could continue to have a negative impact on our sales, gross margin and operating performance.
We remain committed to disciplined management of expenses and inventory and expect to reduce SG&A year-over-year by $12.0 million to $14.0 million in fiscal 2013. Also, for fiscal 2013, we expect capital expenditures to be $15.0 million to $18.0 million and depreciation and amortization expense to be approximately $40.0 million to $45.0 million.
If we are in a loss position for a quarter or the year, we do not expect to generate any significant federal income tax benefit due to our valuation allowance and we may incur a small expense as a result of various state taxation requirements.

Results of Operations
Comparison of the Three Months Ended May 4, 2013 with the Three Months Ended April 28, 2012:

	Three Months Ended
	May 4, 2013	% of net sales	April 28, 2012	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$117,754	75.6%	$131,202	77.2%	$(13,448)	(10.2)%
Direct	37,975	24.4	38,682	22.8	(707)	(1.8)
	155,729	100.0	169,884	100.0	(14,155)	(8.3)
Cost of sales	104,765	67.3	115,493	68.0	(10,728)	(9.3)
Gross profit	50,964	32.7	54,391	32.0	(3,427)	(6.3)
Selling, general and administrative expenses	68,362	43.9	77,519	45.6	(9,157)	(11.8)
Loss from operations	(17,398)	(11.2)	(23,128)	(13.6)	5,730	(24.8)
Other gain, net	(926)	(0.6)	—	—	(926)	*
Interest expense, net	3,573	2.3	561	0.3	3,012	536.9
Loss before income taxes	(20,045)	(12.9)	(23,689)	(13.9)	3,644	(15.4)
Income tax provision (benefit)	(690)	(0.4)	71	—	(761)	*
Net loss	$(19,355)	(12.4)%	$(23,760)	(14.0)%	$4,405	(18.5)%
Net loss per share — Basic and Diluted	$(0.63)		$(0.78)		$0.15	(19.2)%
Premium Retail Store Count:
Beginning of the period	349		363
Opened	—		—
Closed	2		4
End of the period	347		359
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Net Sales
The $13.4 million decrease in retail segment net sales for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012 is primarily the result of a 10.5 percent decrease in comparable premium retail store sales and the impact of 12 net store closures since the end of the first quarter of fiscal 2012 as part of our store optimization program, partially offset by the impact of the shift in weeks as a result of the 53rd week in fiscal 2012. The decrease in comparable premium retail store sales was primarily driven by a 10.0 percent decrease in traffic and a 7.6 percent decrease in comparable average transaction value, partially offset by an 8.2 percent increase in conversion.
The $0.7 million decrease in direct segment net sales for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012 is primarily the result of a 12.8 percent decrease in order volume, partially offset by a 9.1 percent increase in average transaction value and an increase in shipping revenue during the three months ended May 4, 2013 as compared to the three months ended April 28, 2012.
Gross Profit
Gross profit margin increased by 0.7 percentage points during the three months ended May 4, 2013 as compared to the three months ended April 28, 2012.  Gross profit margin was favorably impacted by a 0.7 percentage point improvement due to increased leverage of buying and occupancy costs. Merchandise margins were relatively flat for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012.
Selling, General and Administrative Expenses
SG&A decreased $9.2 million during the three months ended May 4, 2013 as compared to the three months ended April 28, 2012, primarily due to lower expenses across all categories with the largest declines from marketing and employee-related expenses.

Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	May 4, 2013	% of Segment Sales	April 28, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income:
Retail	$387	0.3%	$923	0.7%	(58.1)%
Direct	7,686	20.2	4,789	12.4	60.5
Total segment operating income	8,073		5,712		41.3
Unallocated corporate and other	(25,471)		(28,840)		(11.7)
Loss from operations	$(17,398)		$(23,128)		(24.8)%
Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012 decreased by 0.4 percentage points. The retail segment operating income rate was negatively impacted by 1.7 percentage points due to lower margins, partially offset by the favorable impact of store closures since the end of the first quarter of fiscal 2012 as part of our store optimization program and lower marketing expenses.
Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012 increased by 7.8 percentage points.  The direct segment operating income rate was favorably impacted by 6.1 percentage points due to higher margins, as well as lower marketing and employee-related expenses.
Unallocated corporate and other expenses decreased $3.4 million for the three months ended May 4, 2013 as compared to the three months ended April 28, 2012, primarily due to lower expenses in all categories with the largest declines from marketing and employee-related expenses.
Other Gain, net
During the three months ended May 4, 2013, we recorded a $0.9 million gain from a fair value adjustment related to the derivative liability.
Interest Expense, net
The increase in interest expense, net, for the three months ended May 4, 2013 as compared to the same period in the prior year is primarily the result of interest on borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012. Interest expense includes non-cash interest expense of $2.3 million, which primarily includes accrued PIK interest expense and amortization of loan discounts and deferred debt issuance costs.
Provision for Income Taxes
The income tax provision primarily reflects the continuing impact of the valuation allowance against our deferred tax assets, various state taxation requirements and certain discrete items.
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
Liquidity and Capital Resources
Overview
Key measurements of liquidity and capital resources were as follows:

	May 4, 2013	February 2, 2013	April 28, 2012
	(dollars in thousands)
Cash and cash equivalents	$10,915	$21,734	$22,989
Working capital (a)	$10,180	$24,032	$35,092
Current ratio (a)	1.07	1.16	1.25
Borrowings under revolving line of credit	$15,000	$—	$15,000
Revolving line of credit availability	$48,664	$48,348	$38,111
____________________________________________________________

(a)
The working capital and current ratios as of May 4, 2013 and February 2, 2013 reflect the impact of the $17.8 million and $18.7 million derivative liability, which is included in accrued liabilities, respectively.

We rely on our cash resources to fund our operations and use our revolving line of credit to secure trade letters of credit and, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount that is available under our revolving line of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.
We believe we have sufficient liquidity, including cash and availability under our revolving line of credit that we may continue to draw on from time to time, to fund our operations for the next twelve months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity, which may include further reducing our expenditures or curtailing our operations. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business.
Net cash flow activities were as follows:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net cash used in operating activities	$(23,878)	$(24,534)
Net cash used in investing activities	$(1,850)	$(3,699)
Net cash provided by (used in) financing activities	$14,909	$(143)
Operating Cash Flows
Net cash used in operating activities decreased $0.7 million during the three months ended May 4, 2013 as compared with the three months ended April 28, 2012, primarily as a result of the decrease in net loss, net of non-cash activity, partially offset by higher use of cash from operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities principally consisted of cash outflows for capital expenditures which totaled $1.9 million and $3.7 million during the three months ended May 4, 2013 and April 28, 2012, respectively. Capital expenditures during the three months ended May 4, 2013 and April 28, 2012 primarily related to the relocation and remodeling of certain existing stores and the additional investment in our technology infrastructure.

Financing Cash Flows
Net cash provided by financing activities during the three months ended May 4, 2013 primarily reflects net borrowings on our revolving line of credit. Net cash used in financing activities during the three months ended April 28, 2012 primarily reflects payments on our capital lease obligations.
Secured Term Loan
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of May 4, 2013, $4.2 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
Credit Agreement
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of May 4, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $15.0 million in borrowings and $6.3 million in letters of credit issued, resulting in $48.7 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.25% as of May 4, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of May 4, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Debt Covenants
Both the Secured Term Loan and Credit Agreement have restrictive covenants that subject us to capital expenditure limitations based on our approved annual plan, maintaining a minimum of $95.0 million of inventory, and maintaining a minimum of $15.0 million of liquidity and a minimum excess availability of 15 percent of our borrowing base, as defined in the Credit Agreement. The Secured Term Loan and Credit Agreement also contain various covenants relating to customary matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends and other various conditions. Our current plan to close up to 45 stores under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement. We were in compliance with all covenants for all periods presented.
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
Capital and Real Estate Plans
Capital expenditures for fiscal 2013 are expected to be between $15.0 million and $18.0 million. We currently plan to limit new store openings to one factory stores in fiscal 2013 and will continue to take advantage of real estate opportunities to improve the efficiency of our store base, including relocating stores to more favorable locations and reducing overall store size.
In fiscal 2011, we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013. Through May 4, 2013, we have closed 34 under-performing stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 million to $12.0 million in annualized improvement in pretax operating results. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.
Contractual Obligations
The following table summarizes our minimum contractual commitments and commercial obligations as of May 4, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases (a) (d)	$398,402	$68,831	$123,288	$82,667	$123,616
Contractual commitments (b)	89,998	89,998	—	—	—
Debt, including estimated interest payments (c)	128,563	18,956	8,863	100,744	—
Capital leases (d)	21,784	1,495	2,417	2,346	15,526
Benefit obligations (e)	12,794	1,846	1,276	1,334	8,338
	$651,541	$181,126	$135,844	$187,091	$147,480
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of May 4, 2013 of $53.0 million. All other operating leases primarily pertain to premium and factory retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $89.2 million and capital expenditures of $0.8 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center, and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of May 4, 2013 of $17.7 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of May 4, 2013 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

(e)	Benefit obligations include the cash payments expected to be made related to the Supplemental Executive Retirement Plan and other compensation arrangements.
Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The critical accounting policies used in the preparation of our consolidated financial statements include those that require us to make estimates about matters that are uncertain and could have a material impact to our consolidated financial statements. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
As of May 4, 2013, we had outstanding borrowings of $15.0 million under our revolving line of credit. The impact of a hypothetical 10 percent adverse change in interest rates for our revolving line of credit would have resulted in an immaterial amount of additional expense for the three months ended May 4, 2013. Our Secured Term Loan bears interest at a fixed rate and would not be affected by interest rate changes.
The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock at May 4, 2013, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $2.0 million.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of May 4, 2013. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies, to our condensed consolidated financial statements.
ITEM 1A.      RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the three months ended May 4, 2013 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.
We must successfully gauge fashion trends and changing consumer preferences or our sales and results of operations will be adversely affected.
Forecasting consumer demand for our merchandise can be challenging given the nature of changing fashion trends and consumer preferences. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our merchandise. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales and results of operations will be adversely affected. If the demand for our merchandise is lower than expected, causing us to hold excess inventory, we would be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If the demand for merchandise is stronger than expected, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.
We continue to update our style orientation in order to reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers' lifestyle and rebuilding our under-performing categories. If these changes do not resonate with our customers, our sales, gross margins and results of operations will be adversely affected.
We may be unable to improve the value of our brand and our failure to do so may adversely affect our business.
Our success is driven by the value of the Coldwater Creek brand, which is largely dependent on the success of our product design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. Our marketing programs, which include loyalty programs, e-commerce platforms and programs, and print media, is designed to improve Coldwater Creek's brand value and to increase traffic to all channels. If we are not able to improve our brand perception, we may not fully realize the benefits of improvements to our merchandise assortment and our business and results of operations may be adversely affected.
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
We use the revolving line of credit provided under our Credit Agreement to secure trade letters of credit and, from time to time for borrowings, both of which reduce the amount of available borrowings. The actual amount available under our revolving line of credit fluctuates from time to time due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that should we need to access any additional funds from our revolving line of credit, it may not be available in full. As of May 4, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $6.3 million in letters of credit issued and $15.0 million in borrowings on our revolving line of credit, resulting in $48.7 million available for borrowing under our revolving line of credit.

Continued material operating losses have adversely impacted our liquidity, including our cash, and it may be necessary to seek additional sources of financing, which may not be available to us in amounts or on terms acceptable to us.
We believe we have sufficient liquidity, including cash and availability under our revolving line of credit that we may continue to draw on from time to time, to fund our operations for the next twelve months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity, which may include further reducing our expenditures or curtailing our operations. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, which could limit our ability to react to changes in our business. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.
We may be unable to successfully realize the benefits of our store optimization program.
Due to our business performance and our focus on improving financial results, in 2011 we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013 based on an ongoing review of the performance of our stores. Through May 4, 2013, we have closed 34 under-performing stores. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. In total, when the program is completed, we expect these actions to generate approximately $8.0 to $12.0 million in annualized improvement in pretax operating results. However, there can be no assurance that the store optimization program will realize the expected benefits and we may incur delays and unexpected costs in its execution. Any miscalculations or shortcomings we may make in the planning and implementation of the store optimization program may adversely affect our financial position, results of operations and cash flows.
We are subject to significant risks associated with our management information systems, which, if not working properly, could adversely affect our results of operations.
We have a number of complex management information systems that are critical to our operations, including systems such as accounting, human resources, inventory purchasing and management, financial planning, direct segment order processing, and retail segment point-of-sale systems. While we regularly evaluate the capabilities and requirements of our information systems, there can be no assurances that our existing information systems will be adequate to support the future needs of our business. We are currently undertaking certain significant information system implementations, modifications and upgrades. Installing new systems and maintaining and upgrading existing systems carries substantial risk, including potential loss of data or information, cost overruns, disruption of operations, lower customer satisfaction, inability to deliver merchandise to our stores or our customers and our potential inability to meet regulatory requirements, any of which would harm our business and may adversely affect our results of operations.
Our reliance on foreign vendors subjects us to uncertainties that could adversely affect our business.
We continue to source the majority of our apparel directly from foreign vendors, particularly those located in Asia, India and Central America. Irrespective of our direct sourcing from foreign vendors, substantially all of our merchandise, including that which we buy from domestic vendors, is manufactured overseas. This exposes us to risks and uncertainties which could substantially impact our ability to realize any perceived cost savings or could damage our reputation or disrupt the production of our merchandise. These risks include, among other things:

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None
ITEM 6.     EXHIBITS
(A) Exhibits:

Exhibit Number	Description of Document
31.1*	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 6th day of June 2013.

COLDWATER CREEK INC.

By:	/s/ Jill Brown Dean
Jill Brown Dean
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.