Form 10-Q
period 2013-08-03
COLDWATER CREEK INC
filed 2013-09-12
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of September 6, 2013
Common Stock ($0.01 par value)	30,613,056

Coldwater Creek Inc.
Form 10-Q
For the Fiscal Quarter Ended August 3, 2013

"We," "us," "our," "Company," "Coldwater," and "Coldwater Creek," unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for per share data)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,271	$21,734	$45,517
Receivables	6,264	5,150	6,576
Inventories	123,878	125,207	133,615
Prepaid and other current assets	17,758	17,072	13,634
Deferred income taxes	1,184	1,252	2,313
Total current assets	166,355	170,415	201,655
Property and equipment, net	152,707	169,007	190,160
Deferred income taxes	2,108	2,112	1,884
Other assets	3,927	4,374	4,983
Total assets	$325,097	$345,908	$398,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,128	$57,891	$67,992
Accrued liabilities	78,759	87,915	83,178
Current maturities of debt and capital lease obligations	15,710	577	544
Total current liabilities	156,597	146,383	151,714
Deferred rents	71,694	82,726	92,665
Long-term debt and capital lease obligations	67,468	63,784	59,998
Supplemental executive retirement plan	10,883	10,994	12,335
Deferred income taxes	636	699	1,716
Other liabilities	15,368	4,186	4,384
Total liabilities	322,646	308,772	322,812
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 1, 1 and 1 shares issued, respectively	—	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 30,613, 30,531 and 30,493 shares issued, respectively	306	305	304
Additional paid-in capital	154,258	153,146	152,011
Accumulated other comprehensive loss	(1,532)	(1,532)	(2,186)
Accumulated deficit	(150,581)	(114,783)	(74,259)
Total stockholders' equity	2,451	37,136	75,870
Total liabilities and stockholders' equity	$325,097	$345,908	$398,682

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$149,702	$163,690	$305,431	$333,574
Cost of sales	105,662	115,170	210,427	230,663
Gross profit	44,040	48,520	95,004	102,911
Selling, general and administrative expenses	62,562	65,674	130,924	143,193
Loss from operations	(18,522)	(17,154)	(35,920)	(40,282)
Other gain, net	(5,632)	(1,278)	(6,558)	(1,278)
Interest expense, net	3,633	1,725	7,206	2,286
Loss before income taxes	(16,523)	(17,601)	(36,568)	(41,290)
Income tax provision (benefit)	(80)	(43)	(770)	28
Net loss	$(16,443)	$(17,558)	$(35,798)	$(41,318)
Other comprehensive income:
Supplemental Executive Retirement Plan liability adjustment, net of tax	—	(18)	—	(18)
Total comprehensive loss	$(16,443)	$(17,540)	$(35,798)	$(41,300)
Net loss per share — Basic and Diluted	$(0.54)	$(0.58)	$(1.17)	$(1.36)
Weighted average shares outstanding — Basic and Diluted	30,583	30,452	30,560	30,440

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
Operating activities:
Net loss	$(35,798)	$(41,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,794	26,580
Non-cash interest expense	4,597	777
Stock-based compensation expense	1,182	869
Supplemental executive retirement plan expense	227	294
Deferred credit card program revenue	14,832	84
Deferred rents	(12,509)	(9,159)
Gain on derivative liability	(6,558)	(2,349)
Series A Preferred Stock issuance costs	—	1,070
Net loss on asset dispositions and other termination charges	1,082	1,320
Other	(383)	(146)
Net change in operating assets and liabilities:
Receivables	(1,114)	1,055
Inventories	1,329	(1,640)
Prepaid and other current assets	(830)	(4,444)
Accounts payable	2,490	10,891
Accrued liabilities	(4,810)	(9,067)
Net cash used in operating activities	(14,469)	(25,183)
Investing activities:
Purchase of property and equipment	(4,789)	(9,784)
Proceeds from asset dispositions	15	—
Net cash used in investing activities	(4,774)	(9,784)
Financing activities:
Borrowings on revolving line of credit	18,000	10,000
Payments on revolving line of credit	(3,000)	(25,000)
Proceeds from the issuance of long-term debt	—	65,000
Payments of long-term debt and capital lease obligations	(273)	(15,177)
Payment of debt and Series A Preferred Stock issuance costs	—	(5,809)
Other	53	105
Net cash provided by financing activities	14,780	29,119
Net decrease in cash and cash equivalents	(4,463)	(5,848)
Cash and cash equivalents, beginning	21,734	51,365
Cash and cash equivalents, ending	$17,271	$45,517
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$2,611	$1,511
Income taxes paid (refunded), net	$(450)	$3,187

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
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval (the "Reverse Stock Split"). As a result of the split, every four shares of common stock outstanding were consolidated into one share. Certain prior period share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Coldwater Creek Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is made up entirely of unrecognized net actuarial loss, net of tax, for the Supplemental Executive Retirement Plan (the "SERP"). See Note 10. Supplemental Executive Retirement Plan, for amounts reclassified from accumulated other comprehensive loss to net periodic benefit costs due to the amortization of net actuarial loss to selling, general and administrative expenses.

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
On July 9, 2012, as disclosed in Note 8, we issued 1,000 shares of Series A Preferred Stock. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is measured on a recurring basis at fair value with Level 3 inputs using the Black-Scholes option valuation model with the following inputs (retroactively adjusted to reflect the Reverse Stock Split):

	August 3, 2013	February 2, 2013	July 28, 2012
Closing price of Company's common stock	$2.66	$3.69	$2.64
Exercise price	$3.40	$3.40	$3.40
Risk-free interest rate	2.4%	1.9%	1.6%
Expected volatility	77.4%	84.9%	89.3%
Expected life	8.9 years	9.4 years	10.0 years
Expected dividends	$—	$—	$—
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
Changes in the fair value are recorded as other gain or loss, net, in our condensed consolidated statements of operations and comprehensive operations. Activity for the derivative liability was as follows:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Balance at beginning of period	$17,757	$—	$18,683	$—
Issuance of Series A Preferred Stock	—	15,744	—	15,744
Gain on change in fair value	(5,632)	(2,349)	(6,558)	(2,349)
Balance at end of period	$12,125	$13,395	$12,125	$13,395
We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables and debt. The carrying value of cash, receivables, payables and borrowing on our revolving line of credit approximate their fair values due to their short-term nature. As of August 3, 2013, the fair value of our senior secured term loan was $62.5 million compared to the carrying value of $56.5 million, which includes accrued PIK interest and net of the loan discount. As of July 28, 2012, the carrying value of our senior secured term loan approximated fair value as the debt was recently obtained during that period on July 9, 2012. The fair value of the senior secured term loan was estimated using Level 3 inputs by discounting the cash flows with an assumed interest rate that considers credit and liquidity risk.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative pretax losses (adjusted for permanent differences) incurred over the last three years. Such objective evidence limits the ability to consider other subjective evidence. We have a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence.
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. On the condensed consolidated balance sheets, prepaid and deferred marketing costs was combined with prepaid and other current assets, income taxes payable was combined with accrued liabilities, and deferred marketing fees and revenue sharing was combined with other liabilities. On the condensed consolidated statements of cash flows, deferred income taxes and valuation allowance adjustments were combined with other and income taxes payable was combined with accrued liabilities.
3. Receivables
Receivables consisted of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in thousands)
Credit card receivables	$3,793	$2,928	$4,513
Tenant allowances	1,281	484	920
Other	1,190	1,738	1,143
	$6,264	$5,150	$6,576
Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of August 3, 2013, February 2, 2013 and July 28, 2012, no allowance for doubtful accounts was deemed necessary.
4. Property and Equipment, net
Property and equipment, net, consisted of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in thousands)
Land	$221	$242	$242
Building and land improvements	29,634	29,655	29,656
Leasehold improvements	254,607	258,765	264,213
Furniture and fixtures	113,810	114,709	117,227
Technology hardware and software	92,207	89,992	90,406
Machinery and equipment and other	33,616	34,341	35,009
Capital leases	12,805	12,805	12,805
Construction in progress	16,792	16,480	16,613
	553,692	556,989	566,171
Less — Accumulated depreciation and amortization	(400,985)	(387,982)	(376,011)
	$152,707	$169,007	$190,160

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in thousands)
Accrued payroll and benefits	$11,413	$12,356	$14,978
Gift cards and certificates	14,151	18,427	15,842
Derivative liability	12,125	18,683	13,395
Current portion of deferred rents	22,232	20,756	20,825
Current portion of deferred credit card revenue	8,167	4,484	5,590
Deferred sales royalty	2,819	3,106	3,346
Accrued sales returns	2,805	3,738	2,923
Accrued taxes	2,975	4,200	4,071
Other	2,072	2,165	2,208
	$78,759	$87,915	$83,178
6. Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$70,464	$67,866	$65,271
Revolving line of credit	15,000	—	—
Capital lease obligations	11,634	11,901	12,163
Total debt and capital lease obligations	97,098	79,767	77,434
Less:
Secured term loan discount	(13,920)	(15,406)	(16,892)
Current maturities of debt	(15,000)	—	—
Current maturities of capital lease obligations	(710)	(577)	(544)
Long-term debt and capital lease obligations	$67,468	$63,784	$59,998
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of August 3, 2013, $5.5 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. The actual amount that is available under our revolving line of credit fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts,

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that should we need to access any additional funds from our revolving line of credit, it may not be available in full. We have had continuing significant operating losses and, if our future operating performance is significantly below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. Additional actions may include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt. In connection with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of August 3, 2013, the revolving line of credit was limited to a borrowing base of $64.0 million with $15.0 million in borrowings and $5.8 million in letters of credit issued, resulting in $43.2 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.25% as of August 3, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of August 3, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
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

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (retroactively adjusted to reflect the Reverse Stock Split):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands, except per share amounts)
Net loss	$(16,443)	$(17,558)	$(35,798)	$(41,318)
Weighted average common shares outstanding during the period (for basic calculation)	30,583	30,452	30,560	30,440
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	30,583	30,452	30,560	30,440
Net loss per common share—Basic	$(0.54)	$(0.58)	$(1.17)	$(1.36)
Net loss per common share—Diluted	$(0.54)	$(0.58)	$(1.17)	$(1.36)
During the three months ended August 3, 2013 and July 28, 2012, 2.4 million and 1.4 million, respectively, of stock options, RSUs and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. During the six months ended August 3, 2013 and July 28, 2012, 2.2 million and 1.3 million, respectively, of stock options, RSUs and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. The conversion rights available to outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.
8. Stockholders' Equity
Reverse Stock Split
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval. As a result of the split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 122.0 million shares to 30.5 million shares. The shares of Series A Preferred Stock outstanding remained the same. However, the number of shares of common stock each share of Series A Preferred Stock is convertible into and the related exercise price has been adjusted proportionally. The Reverse Stock Split did not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol "CWTR." Our stockholders' equity has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented by reducing common stock and increasing additional paid-in capital, with no change to stockholders' equity in the aggregate. Certain prior period share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.
Series A Preferred Stock
On July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock to an affiliate of Golden Gate Capital which gives that affiliate the right to purchase up to 6.1 million shares of our common stock through July 9, 2022. Shares of Series A Preferred Stock have an initial exercise price of $3.40 per share of underlying common stock. The Series A Preferred Stock is considered a derivative liability due to the net settlement features and is included in accrued liabilities.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stock-Based Compensation
Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and RSUs consisted of the following:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Stock options	$238	$315	$451	$545
RSUs	312	206	731	324
	$550	$521	$1,182	$869
All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.
During the six months ended August 3, 2013 and July 28, 2012, employees were granted 109,000 and 271,575 stock options, respectively. The fair value of stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	August 3, 2013	July 28, 2012
Risk-free interest rate	0.8%	0.7%
Expected volatility	91.2%	89.8%
Expected life	5.0 years	4.9 years
Expected dividends	$—	$—
Weighted average fair value per share	$2.45	$3.04
During the six months ended August 3, 2013 and July 28, 2012, employees were granted 786,458 and 140,274 RSUs, respectively, at a weighted average fair value of $3.01 and $4.15, respectively. During the six months ended July 28, 2012, employees were also granted 123,500 performance RSUs at a weighted average grant date fair value of $4.64. For the performance RSUs granted during the six months ended July 28, 2012, half of the RSUs are subject to the achievement of combined operating income targets for fiscal years 2012, 2013 and 2014, and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.
10. Supplemental Executive Retirement Plan
Net periodic benefit cost of the SERP consisted of the following:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Interest cost	$114	$138	$227	$276
Amortization of net actuarial loss	—	9	—	18
	$114	$147	$227	$294
As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2013 and 2012. During the six months ended August 3, 2013 and July 28, 2012, we made benefit payments of $355,000 and $83,000, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies
Operating Leases
As of August 3, 2013, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs ("CAM"), real estate taxes, and the amortization of lease incentives for our operating leases, totaled $383.4 million.
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
Other
As of August 3, 2013, we had non-cancelable inventory purchase commitments of $125.5 million.
12. Credit Card Program
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the three months ended August 3, 2013, we received an up-front incentive payment of $11.5 million, which was deferred and will be amortized over the term of the Program Agreement. On September 11, 2013, ADS and Chase executed the purchase agreement for the existing co-branded credit card portfolio, triggering the second incentive payment of $11.5 million to Coldwater Creek. We will receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. The term of the Program Agreement is seven years from ADS's purchase of the co-branded credit card portfolio from Chase, with automatic extensions for successive one year terms.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Credit Card Revenue
The deferred credit card revenue activity was as follows:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Balance at beginning of period	$7,063	$8,148	$7,752	$8,800
Incentive payment received	11,500	—	11,500	—
Marketing fees received	890	996	1,756	1,859
Revenue sharing received	9,782	2,946	9,782	2,946
Marketing fees recognized to revenue	(1,071)	(1,117)	(2,188)	(2,192)
Revenue sharing recognized to revenue	(5,580)	(2,089)	(6,018)	(2,529)
Balance at end of period	22,584	8,884	22,584	8,884
Less — Current deferred credit card revenue	(8,167)	(5,590)	(8,167)	(5,590)
Long-term deferred credit card revenue	$14,417	$3,294	$14,417	$3,294
Sales Royalty
The amount of sales royalty recognized as revenue during the three months ended August 3, 2013 and July 28, 2012 was $1.8 million and $1.8 million, respectively. During the six months ended August 3, 2013 and July 28, 2012, sales royalty revenue was approximately $3.9 million and $3.7 million, respectively.
13. Segment Reporting
The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Net sales (a):
Retail	$118,644	$129,939	$236,398	$261,141
Direct	31,058	33,751	69,033	72,433
Net sales	$149,702	$163,690	$305,431	$333,574
Segment operating income (loss):
Retail	$1,124	$4,486	$1,511	$5,409
Direct	5,000	3,710	12,686	8,499
Total segment operating income	6,124	8,196	14,197	13,908
Unallocated corporate and other	(24,646)	(25,350)	(50,117)	(54,190)
Loss from operations	$(18,522)	$(17,154)	$(35,920)	$(40,282)
 ____________________________________________________________

(a)	There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to Part II, 1A. Risk Factors, in this Form 10-Q and other reports we file with the SEC. We assume no obligation to update our forward-looking statements to conform these statements to actual results or revised guidance.
Overview
We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. References to a fiscal year are to the calendar year in which the fiscal year begins.
On October 4, 2012, we effected a reverse stock split of the Company's common stock following stockholder approval (the "Reverse Stock Split"). As a result of the split, every four shares of common stock outstanding were consolidated into one share. Certain prior period share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.
Executive Summary
Net sales decreased to $149.7 million for the three months ended August 3, 2013, compared to $163.7 million for the three months ended July 28, 2012. The decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 7.3 percent, the impact of store closures, the impact of the shift in weeks as a result of the 53rd week in fiscal 2012, and a decrease of 8.0 percent in our direct sales, partially offset by an increase in credit card revenue recognized.
Gross profit was $44.0 million, or 29.4 percent of net sales, for the three months ended August 3, 2013, compared to $48.5 million, or 29.6 percent of net sales, for the three months ended July 28, 2012. This decrease in gross profit margin was primarily due to lower merchandise margins as a result of increased promotional activity partially offset by increased leverage of occupancy costs.
Selling, general and administrative expenses ("SG&A") were $62.6 million, or 41.8 percent of net sales, for the three months ended August 3, 2013, compared to $65.7 million, or 40.1 percent of net sales, for the three months ended July 28, 2012. The decrease of $3.1 million in SG&A was primarily due to lower employee-related and marketing expenses.
Net loss for the three months ended August 3, 2013 was $16.4 million, or $0.54 per share, and included other gain, net, of $5.6 million, or $0.18 per share, due to the change in the fair value of the derivative liability related to the Series A Preferred Stock that we issued in July 2012. This compares to a net loss for the three months ended July 28, 2012 of $17.6 million, or $0.58 per share, and included other gain, net, of $1.3 million, or $0.04 per share, due to the change in the fair value of the derivative liability net of issuance costs related to the Series A Preferred Stock.
We ended the second quarter of fiscal 2013 with $17.3 million in cash and cash equivalents compared to $45.5 million at the end of the second quarter of fiscal 2012. As of August 3, 2013, we had $15.0 million of borrowings outstanding under our revolving line of credit compared to no outstanding borrowings as of July 28, 2012. At the end of the second quarter of fiscal 2013, working capital was $9.8 million compared to $49.9 million at the end of the second quarter of fiscal 2012. Retail inventory per square foot, which includes inventory in our premium retail stores, factory stores, and in our distribution center, decreased 7.5 percent compared to the second quarter of fiscal 2012. Total inventory decreased 7.3 percent to $123.9 million at the end of the second quarter of fiscal 2013 from $133.6 million at the end of the second quarter of fiscal 2012.

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

Company Initiatives
For fiscal 2013, we are focused on the following strategic initiatives:
Our first initiative is to strengthen the Coldwater Creek brand by continuing to reposition Coldwater Creek as a leader in the marketplace, providing our customers with trend-right, age-appropriate fashion, and a consistent multi-channel experience. During fiscal 2013, we completed a comprehensive study of our target customer, which is guiding our decision making and is expected to enable our organization to execute more consistently.
In merchandising and design, we are continuing to build on the base that we established in 2012. We are broadening our core product offering by introducing new categories, and we are committed to executing our assortment architecture to ensure that our merchandise consistently offers the appropriate balance of color, print, and pattern and fit to flatter outfits in each and every product flow.
We are refining our marketing platform to drive traffic to all channels by leveraging our loyalty program, which was rolled out in fiscal 2012. In the second quarter we combined our legacy One Creek loyalty program with our new Rewards program into one comprehensive tiered loyalty platform with benefits and incentives associated with different levels of spend. In addition, we are focused on adding new loyalty members and increasing the shopping frequency of our current members.
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
We are continuing to execute our real estate optimization program, which we began in fiscal 2011. Through August 3, 2013, we have closed a total of 39 under-performing stores and expect to close an additional 6 stores, which would bring the total number of closures to 45 stores by the end of fiscal 2013, with the potential to close more under-performing stores beyond fiscal 2013. Additionally, as part of our strategy to reduce the average store size over time, we will continue to opportunistically downsize and relocate stores in certain markets.
We have also been focusing on optimizing our supply chain capabilities, which should enable us to reduce our cycle time and lower our cost of goods. We plan to reduce our cycle time by streamlining our product development processes, improving our forecasting and planning of capacity and raw materials, and enhancing our overall logistics model.
Outlook
We have made significant changes to both people and processes over the past few years to enable us to evolve the Coldwater Creek brand to what customers are looking for today. We are continuing to see the year-over-year benefits of these investments in the form of higher margins and reductions in losses, which gives us confidence that we are moving in the right direction. However, our turnaround has taken longer than we expected and we have not seen a consistent growth in sales. Our continued significant operating losses have adversely impacted our liquidity, including cash and availability under our revolving line of credit. Given these constraints, we remain committed to disciplined management of expenditures and inventory and expect to reduce SG&A year-over-year by $18.0 million to $23.0 million in fiscal 2013. Also, for fiscal 2013, we expect capital expenditures to be $10.0 million to $12.0 million and depreciation and amortization expense to be approximately $40.0 million to $45.0 million.
We expect that a competitive promotional environment will continue. In addition, weakness in consumer spending persists as a result of continued uncertain macroeconomic conditions reflected in reduced household incomes and high unemployment. We believe these conditions could continue to have a negative impact on our sales, gross margin and operating performance.
Other Developments
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the three months ended August 3, 2013, we received an up-front incentive payment of $11.5 million, which was deferred and will be amortized over the term of the Program Agreement. On September 11, 2013, ADS and Chase executed the purchase agreement for the existing co-branded credit card portfolio, triggering the second incentive payment of $11.5 million to Coldwater Creek. We will receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. The term of the Program Agreement is seven years from ADS's purchase of the co-branded credit card portfolio from Chase, with automatic extensions for successive one year terms.

Results of Operations
Comparison of the Three Months Ended August 3, 2013 with the Three Months Ended July 28, 2012:

	Three Months Ended
	August 3, 2013	% of net sales	July 28, 2012	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$118,644	79.3%	$129,939	79.4%	$(11,295)	(8.7)%
Direct	31,058	20.7	33,751	20.6	(2,693)	(8.0)
	149,702	100.0	163,690	100.0	(13,988)	(8.5)
Cost of sales	105,662	70.6	115,170	70.4	(9,508)	(8.3)
Gross profit	44,040	29.4	48,520	29.6	(4,480)	(9.2)
Selling, general and administrative expenses	62,562	41.8	65,674	40.1	(3,112)	(4.7)
Loss from operations	(18,522)	(12.4)	(17,154)	(10.5)	(1,368)	8.0
Other gain, net	(5,632)	(3.8)	(1,278)	(0.8)	(4,354)	340.7
Interest expense, net	3,633	2.4	1,725	1.1	1,908	110.6
Loss before income taxes	(16,523)	(11.0)	(17,601)	(10.8)	1,078	(6.1)
Income tax benefit	(80)	(0.1)	(43)	—	(37)	86.0
Net loss	$(16,443)	(11.0)%	$(17,558)	(10.7)%	$1,115	(6.4)%
Net loss per share — Basic and Diluted	$(0.54)		$(0.58)		$0.04	(6.9)%
Premium Retail Store Count:
Beginning of the period	347		359
Opened	—		—
Closed	3		4
End of the period	344		355
Net Sales
The $11.3 million decrease in retail segment net sales for the three months ended August 3, 2013 as compared to the three months ended July 28, 2012 is primarily the result of a 7.3 percent decrease in comparable premium retail store sales, the impact of 11 net store closures since the end of the second quarter of fiscal 2012, and the impact of the shift in weeks as a result of the 53rd week in fiscal 2012, partially offset by an increase in credit card revenue recognized. The decrease in comparable premium retail store sales was primarily driven by a 7.1 percent decrease in comparable average transaction value and a 5.0 percent decrease in traffic, partially offset by a 5.0 percent increase in conversion.
The $2.7 million decrease in direct segment net sales for the three months ended August 3, 2013 as compared to the three months ended July 28, 2012 is primarily the result of the impact of the shift in weeks as a result of the 53rd week in fiscal 2012 and lower order volume, offset by an increase in average transaction value.
Gross Profit
Gross profit margin decreased by 0.2 percentage points during the three months ended August 3, 2013 as compared to the three months ended July 28, 2012. Gross profit margin was unfavorably impacted by lower merchandise margins due to increased promotional activity in the three months ended August 3, 2013 as compared to the three months ended July 28, 2012, partially offset by increased leverage of occupancy costs.
Selling, General and Administrative Expenses
SG&A decreased $3.1 million during the three months ended August 3, 2013 as compared to the three months ended July 28, 2012, primarily due to lower employee-related and marketing expenses.

Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	August 3, 2013	% of Segment Sales	July 28, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$1,124	0.9%	$4,486	3.5%	(74.9)%
Direct	5,000	16.1	3,710	11.0	34.8
Total segment operating income	6,124		8,196		(25.3)
Unallocated corporate and other	(24,646)		(25,350)		(2.8)
Loss from operations	$(18,522)		$(17,154)		8.0%
Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended August 3, 2013 as compared to the three months ended July 28, 2012 decreased by 2.6 percentage points. The retail segment operating income rate was negatively impacted by 1.6 percentage points due to lower margins as well as higher employee-related expenses as a percentage of sales, partially offset by lower marketing expenses.
Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended August 3, 2013 as compared to the three months ended July 28, 2012 increased by 5.1 percentage points. The direct segment operating income rate was favorably impacted by 3.4 percentage points due to higher margins, as well as lower fixed and variable expenses.
Unallocated corporate and other expenses decreased $0.7 million for the three months ended August 3, 2013 as compared to the three months ended July 28, 2012, primarily due to lower employee-related and marketing expenses, partially offset by higher fixed and variable expenses.
Other Gain, net
During the three months ended August 3, 2013, we recorded a $5.6 million gain from the fair value adjustment related to the derivative liability as compared to the $2.3 million gain from a fair value adjustment related to the derivative liability partially offset by $1.1 million of issuance costs related to the Series A Preferred Stock recorded during the three months ended July 28, 2012.
Interest Expense, net
The increase in interest expense, net, for the three months ended August 3, 2013 as compared to the same period in the prior year is primarily the result of interest on borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012. For the three months ended August 3, 2013, interest expense includes non-cash interest expense of $2.3 million as compared to $0.8 million for the same period in the prior year, which primarily includes accrued PIK interest expense and amortization of loan discounts and deferred debt issuance costs.
Income Tax Benefit
The income tax benefit primarily reflects the continuing impact of the valuation allowance against our deferred tax assets, various state taxation requirements and certain discrete items.

Comparison of the Six Months Ended August 3, 2013 with the Six Months Ended July 28, 2012:

	Six Months Ended
	August 3, 2013	% of net sales	July 28, 2012	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$236,398	77.4%	$261,141	78.3%	$(24,743)	(9.5)%
Direct	69,033	22.6	72,433	21.7	(3,400)	(4.7)
	305,431	100.0	333,574	100.0	(28,143)	(8.4)
Cost of sales	210,427	68.9	230,663	69.1	(20,236)	(8.8)
Gross profit	95,004	31.1	102,911	30.9	(7,907)	(7.7)
Selling, general and administrative expenses	130,924	42.9	143,193	42.9	(12,269)	(8.6)
Loss from operations	(35,920)	(11.8)	(40,282)	(12.1)	4,362	(10.8)
Other gain, net	(6,558)	(2.1)	(1,278)	(0.4)	(5,280)	413.1
Interest expense, net	7,206	2.4	2,286	0.7	4,920	215.2
Loss before income taxes	(36,568)	(12.0)	(41,290)	(12.4)	4,722	(11.4)
Income tax provision (benefit)	(770)	(0.3)	28	—	(798)	*
Net loss	$(35,798)	(11.7)%	$(41,318)	(12.4)%	$5,520	(13.4)%
Net loss per share — Basic and Diluted	$(1.17)		$(1.36)		$0.19	(14.0)%
Premium Retail Store Count:
Beginning of the period	349		363
Opened	—		—
Closed	5		8
End of the period	344		355
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Net Sales
The $24.7 million decrease in retail segment net sales for the six months ended August 3, 2013 as compared to the six months ended July 28, 2012 is primarily the result of a 9.0 percent decrease in comparable premium retail store sales and the impact of 11 net store closures since the end of the second quarter of fiscal 2012, partially offset by an increase in credit card revenue recognized. The decrease in comparable premium retail store sales was primarily driven by a 7.6 percent decrease in comparable average transaction value and a 7.5 percent decrease in traffic, partially offset by a 6.6 percent increase in conversion.
The $3.4 million decrease in direct segment net sales for the six months ended August 3, 2013 as compared to the six months ended July 28, 2012 is primarily the result of a 14.2 percent decrease in order volume, partially offset by a 12.3 percent increase in average transaction value and an increase in shipping revenue during the six months ended August 3, 2013 as compared to the six months ended July 28, 2012.
Gross Profit
Gross profit margin increased by 0.2 percentage points during the six months ended August 3, 2013 as compared to the six months ended July 28, 2012. Gross profit margin was favorably impacted by a 0.4 percentage point improvement due to increased leverage of buying and occupancy costs, partially offset by a decrease in merchandise margins due to increased promotional activity in the six months ended August 3, 2013 as compared to the six months ended July 28, 2012.
Selling, General and Administrative Expenses
SG&A decreased $12.3 million during the six months ended August 3, 2013 as compared to the six months ended July 28, 2012, primarily due to lower expenses across all categories with the largest declines from marketing and employee-related expenses.

Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Six Months Ended
	August 3, 2013	% of Segment Sales	July 28, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$1,511	0.6%	$5,409	2.1%	(72.1)%
Direct	12,686	18.4	8,499	11.7	49.3
Total segment operating income	14,197		13,908		2.1
Unallocated corporate and other	(50,117)		(54,190)		(7.5)
Loss from operations	$(35,920)		$(40,282)		(10.8)%
Retail segment operating income rate expressed as a percent of retail segment sales for the six months ended August 3, 2013 as compared to the six months ended July 28, 2012 decreased by 1.5 percentage points. The retail segment operating income rate was negatively impacted by 1.7 percentage points due to lower margins as well as higher employee-related expenses as a percentage of sales, partially offset by lower marketing expenses and the favorable impact of store closures since the end of the second quarter of fiscal 2012 as part of our store optimization program.
Direct segment operating income rate expressed as a percent of direct segment sales for the six months ended August 3, 2013 as compared to the six months ended July 28, 2012 increased by 6.7 percentage points. The direct segment operating income rate was favorably impacted by 4.9 percentage points due to higher margins, as well as lower expenses in all categories.
Unallocated corporate and other expenses decreased $4.1 million for the six months ended August 3, 2013 as compared to the six months ended July 28, 2012, primarily due to lower marketing and employee-related expenses.
Other Gain, net
During the six months ended August 3, 2013, we recorded a $6.6 million gain from the fair value adjustment related to the derivative liability as compared to the $2.3 million gain from a fair value adjustment related to the derivative liability partially offset by $1.1 million of issuance costs related to the Series A Preferred Stock recorded during the six months ended July 28, 2012.
Interest Expense, net
The increase in interest expense, net, for the six months ended August 3, 2013 as compared to the same period in the prior year is primarily the result of interest on borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012. For the six months ended August 3, 2013, interest expense includes non-cash interest expense of $4.6 million as compared to $0.8 million for the same period in the prior year, which primarily includes accrued PIK interest expense and amortization of loan discounts and deferred debt issuance costs.
Income Tax Provision (Benefit)
The income tax provision (benefit) primarily reflects the continuing impact of the valuation allowance against our deferred tax assets, various state taxation requirements and certain discrete items.
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
Liquidity and Capital Resources
Overview
Key measurements of liquidity and capital resources were as follows:

	August 3, 2013	February 2, 2013	July 28, 2012
	(dollars in thousands)
Cash and cash equivalents	$17,271	$21,734	$45,517
Working capital (a)	$9,758	$24,032	$49,941
Current ratio (a)	1.06	1.16	1.33
Borrowings under revolving line of credit	$15,000	$—	$—
Revolving line of credit availability	$43,215	$48,348	$47,982
____________________________________________________________

(a)
The working capital and current ratios as of August 3, 2013, February 2, 2013 and July 28, 2012, include the impact of the derivative liability of $12.1 million, $18.7 million and $13.4 million, respectively, which is included in accrued liabilities.

We rely on our cash resources to fund our operations and use our revolving line of credit to secure trade letters of credit and for borrowings, both of which reduce the amount of available borrowings. The actual amount that is available under our revolving line of credit fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.
We believe we have sufficient liquidity, including cash and availability under our revolving line of credit, to fund our operations for the next twelve months. However, we have had continued significant operating losses and, if our future operating performance is significantly below our expectations or our revolving line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity, which may not be available in the amounts or on terms acceptable to us. Additional actions may include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations.
Net cash flow activities were as follows:

	Six Months Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Net cash used in operating activities	$(14,469)	$(25,183)
Net cash used in investing activities	$(4,774)	$(9,784)
Net cash provided by financing activities	$14,780	$29,119
Operating Cash Flows
Net cash used in operating activities decreased $10.7 million during the six months ended August 3, 2013 as compared with the six months ended July 28, 2012, primarily due to the receipt of an $11.5 million incentive payment related to our new Credit Card Program Agreement with ADS and the receipt of our annual revenue sharing payments under our current program, partially offset by an increase in net loss, net of non-cash activity. Additionally, our cash balance was lower as of August 3, 2013 due to the timing of payments impacted by the shift in weeks as a result of the 53rd week in fiscal 2012.

Investing Cash Flows
Net cash used in investing activities principally consisted of cash outflows for capital expenditures which totaled $4.8 million and $9.8 million during the six months ended August 3, 2013 and July 28, 2012, respectively. Capital expenditures during the six months ended August 3, 2013 and July 28, 2012 primarily related to the relocation and remodeling of certain existing stores and the additional investment in our technology infrastructure.
Financing Cash Flows
Net cash provided by financing activities during the six months ended August 3, 2013 primarily reflects net borrowings on our revolving line of credit. During the six months ended July 28, 2012, net cash provided by financing activities primarily reflects the new Secured Term Loan with a portion of the proceeds used to pay down outstanding borrowings and related debt issuance costs.
Secured Term Loan
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of August 3, 2013, $5.5 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method.
Credit Agreement
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of August 3, 2013, the revolving line of credit was limited to a borrowing base of $64.0 million with $15.0 million in borrowings and $5.8 million in letters of credit issued, resulting in $43.2 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.25% as of August 3, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of August 3, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
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

Capital and Real Estate Plans
Capital expenditures for fiscal 2013 are expected to be between $10.0 million to $12.0 million. We currently plan to limit new store openings to one factory store in fiscal 2013 and will continue to take advantage of real estate opportunities to improve the efficiency of our store base, including relocating stores to more favorable locations and reducing overall store size.
In fiscal 2011, we announced a store optimization program where we expect to close up to 45 stores through fiscal 2013. Through August 3, 2013, we have closed a total of 39 under-performing stores. There is potential to close more under-performing stores beyond fiscal 2013. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.
Contractual Obligations
The following table summarizes our minimum contractual commitments and commercial obligations as of August 3, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases (a) (d)	$383,371	$67,561	$118,676	$76,717	$120,417
Contractual commitments (b)	127,131	127,131	—	—	—
Debt, including estimated interest payments (c)	127,602	19,031	9,031	99,540	—
Capital leases (d)	21,421	1,603	2,228	2,363	15,227
Benefit obligations (e)	13,673	2,246	1,803	1,291	8,333
	$673,198	$217,572	$131,738	$179,911	$143,977
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of August 3, 2013 of $51.7 million. All other operating leases primarily pertain to premium and factory retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $125.5 million and capital expenditures of $1.7 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of August 3, 2013 of $17.5 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of August 3, 2013 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

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
As of August 3, 2013, we had outstanding borrowings of $15.0 million under our revolving line of credit. The impact of a hypothetical 10 percent adverse change in interest rates for our revolving line of credit would have resulted in an immaterial amount of additional expense for the six months ended August 3, 2013. Our Secured Term Loan bears interest at a fixed rate and would not be affected by interest rate changes.
The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock at August 3, 2013, in isolation of the impact to the volatility assumption, would have increased (decreased) the fair value of the derivative liability by approximately $1.4 million.
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
Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 3, 2013. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies, to our condensed consolidated financial statements.
ITEM 1A.      RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the six months ended August 3, 2013 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.
We have a history of significant operating losses, and our failure to generate sufficient net sales and improve our results of operations in the future will impair our ability to continue to fund our operations without additional sources of financing, which may not be available to us in amounts or on terms acceptable to us.
Continued significant operating losses have adversely impacted our liquidity, including cash and availability under our revolving line of credit. In order to achieve and sustain improved financial results, we must increase our net sales. We expect our future net sales will depend on a variety of factors, including our ability to successfully anticipate and deliver merchandise assortments that resonate with customers, improve our brand value and increase customer traffic to all of our sales channels. If we are unable to achieve improved results, our liquidity will be adversely impacted and it will be necessary to seek additional sources of liquidity, which may not be available to us in amounts or on terms acceptable to us and may also include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations. There is no assurance that debt or equity financing will be available in the amounts or on terms acceptable to us.
Our Secured Term Loan and Credit Agreement have restrictions that limit our ability to fund operations, which could adversely affect our business.
Both our Secured Term Loan and Credit Agreement have covenants that may restrict the manner in which we operate our business. These covenants subject us to capital expenditure limitations based on our approved annual plan, maintaining a minimum amount of $95.0 million of inventory, and maintaining a minimum of $15.0 million of liquidity and a minimum excess availability of 15 percent of our borrowing base (as defined), along with various other conditions. Should we fail to comply with the covenants and conditions, our indebtedness could be accelerated if not cured or waived. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations without restructuring our debt and we may not be able to continue our operations as planned.
We use the revolving line of credit provided under our Credit Agreement to secure trade letters of credit and for borrowings, both of which reduce the amount of available borrowings. The actual amount available under our revolving line of credit fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that should we need to access any additional funds from our revolving line of credit, it may not be available in full. As of August 3, 2013, the revolving line of credit was limited to a borrowing base of $64.0 million with $5.8 million in letters of credit issued and $15.0 million in borrowings on our revolving line of credit, resulting in $43.2 million available for borrowing under our revolving line of credit.
We must successfully gauge fashion trends and changing consumer preferences or our sales, results of operations, and liquidity will be adversely affected.
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

We continue to update our style orientation to reinvigorate our brand, which includes improving the balance of our assortment to address more aspects of our customers' lifestyle and rebuilding our under-performing categories. If these changes do not resonate with our customers, our sales, results of operations, and liquidity will be adversely affected.
We may be unable to improve the value of our brand and our failure to do so may adversely affect our sales, results of operations, and liquidity.
Our success is driven by the value of the Coldwater Creek brand, which is largely dependent on the success of our product design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. Our marketing programs, which include loyalty programs, e-commerce platforms and programs, and print media, are designed to improve Coldwater Creek's brand value and to increase traffic to all channels. If we are not able to improve our brand perception and increase traffic, our sales, results of operations, and liquidity may be adversely affected.
We are subject to significant risks associated with our management information systems, which, if not working properly, could adversely affect our business and results of operations.
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

•
changing, uncertain or negative economic conditions, political uncertainties or unrest, natural disasters or health-related events in foreign countries resulting in the disruption of trade from exporting countries; and

•	restrictions on the transfer of funds or transportation delays or interruptions.
If we experience a change in the amount of merchandise returns than what is currently anticipated, our results of operations could be adversely affected.
We recently changed our return policy to be more restrictive than the previous return policy. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may differ from actual merchandise returns as a result of many factors, including the change to our return policy and changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the website, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns that exceeds our estimate would result in adjustments to revenue and to cost of sales and may adversely affect our results of operations and cash flows. In addition, due to the change to our return policy, customers may be more reluctant to make purchases and sales could be adversely affected.

If we are unsuccessful in transitioning service providers of our credit card program, our liquidity and results of operations could be adversely affected.
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the three months ended August 3, 2013, we received an up-front incentive payment of $11.5 million, which was deferred and will be amortized over the term of the Program Agreement. On September 11, 2013, ADS and Chase executed the purchase agreement for the existing co-branded credit card portfolio, triggering the second incentive payment of $11.5 million to Coldwater Creek. We will receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. Our current credit card program with Chase will remain in place until ADS acquires the existing co-branded credit card portfolio, which is expected to occur in the first half of fiscal 2014. If the efforts to complete the portfolio acquisition are unsuccessful, or if we experience difficulties in the ensuing conversion to ADS systems and support infrastructure, a decrease in credit card sales from our customers, a loss of future payments from the program, and a repayment of the up-front incentive payments may result.
Our success is dependent upon our ability to attract and retain qualified employees and the failure to do so could adversely affect our business.
Our future success depends largely on the contributions and abilities of our employees. For the past few years, we have operated in challenging macroeconomic conditions, and within that environment the performance of our business has lagged behind most of our competitors, as our turnaround has taken longer than we expected. Our cost containment initiatives have placed a significant burden on our employees, who continue to operate with limited resources. In addition, further cost containment initiatives that we may implement in the future could result in additional employee turnover, causing additional stress on our operational capabilities and potentially harming our ability to operate our business in the manner we have done so in the past. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to attract qualified employees.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS
(A) Exhibits:

Exhibit Number	Description of Document
10.1*	Credit Card Program Agreement by and between Coldwater Creek U.S. Inc. and Comenity Bank dated July 26, 2013 (confidential treatment has been requested for portions of this agreement)
31.1*	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of September 2013.

COLDWATER CREEK INC.

By:	/s/ Jill Brown Dean
Jill Brown Dean
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James A. Bell
James A. Bell
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Credit Card Program Agreement by and between Coldwater Creek U.S. Inc. and Comenity Bank dated July 26, 2013 (confidential treatment has been requested for portions of this agreement)
31.1*	Certification by Jill Brown Dean of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by James A. Bell of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1°	Certification by Jill Brown Dean and James A. Bell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation
101.DEF^	XBRL Taxonomy Extension Definition
101.LAB^	XBRL Taxonomy Extension Label
101.PRE^	XBRL Taxonomy Extension Presentation
 ____________________________________________________________

*	Filed electronically herewith.

°	Furnished electronically herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.