Form 10-Q
period 2013-11-02
COLDWATER CREEK INC
filed 2013-12-12
CIK 1018005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of December 10, 2013
Common Stock ($0.01 par value)	30,629,552

Coldwater Creek Inc. and Subsidiaries
Form 10-Q
For the Fiscal Quarter Ended November 2, 2013

"We," "us," "our," "Company," "Coldwater," and "Coldwater Creek," unless the context otherwise requires, means Coldwater Creek Inc. and its wholly-owned subsidiaries.

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for per share data)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,786	$21,734	$31,294
Receivables	7,372	5,150	8,554
Inventories	152,737	125,207	161,715
Prepaid and other current assets	18,374	17,072	13,909
Deferred income taxes	1,021	1,252	2,819
Total current assets	186,290	170,415	218,291
Property and equipment, net	141,949	169,007	180,640
Deferred income taxes	—	2,112	2,207
Other assets	3,726	4,374	4,568
Total assets	$331,965	$345,908	$405,706
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90,297	$57,891	$91,430
Accrued liabilities	73,788	87,915	90,060
Current maturities of debt and capital lease obligations	15,624	577	560
Total current liabilities	179,709	146,383	182,050
Deferred rents	67,437	82,726	86,900
Long-term debt and capital lease obligations	69,510	63,784	61,797
Supplemental executive retirement plan	10,770	10,994	12,431
Deferred income taxes	1,021	699	2,512
Other liabilities	24,651	4,186	4,275
Total liabilities	353,098	308,772	349,965
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 1,000 shares authorized; 1, 1 and 1 shares issued, respectively	—	—	—
Common stock, $0.01 par value, 75,000 shares authorized; 30,630, 30,531 and 30,520 shares issued, respectively	306	305	305
Additional paid-in capital	154,461	153,146	152,397
Accumulated other comprehensive loss	(1,532)	(1,532)	(2,176)
Accumulated deficit	(174,368)	(114,783)	(94,785)
Total stockholders' equity (deficit)	(21,133)	37,136	55,741
Total liabilities and stockholders' equity (deficit)	$331,965	$345,908	$405,706

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$154,485	$188,124	$459,916	$521,698
Cost of sales	106,330	122,059	316,757	352,722
Gross profit	48,155	66,065	143,159	168,976
Selling, general and administrative expenses	70,832	76,106	201,756	219,299
Loss on asset impairments	2,669	—	2,669	—
Loss from operations	(25,346)	(10,041)	(61,266)	(50,323)
Other loss (gain), net	(7,975)	6,797	(14,533)	5,519
Interest expense, net	3,766	3,573	10,972	5,859
Loss before income taxes	(21,137)	(20,411)	(57,705)	(61,701)
Income tax provision	2,650	115	1,880	143
Net loss	$(23,787)	$(20,526)	$(59,585)	$(61,844)
Other comprehensive income:
Supplemental Executive Retirement Plan liability adjustment, net of tax	—	(10)	—	(28)
Total comprehensive loss	$(23,787)	$(20,516)	$(59,585)	$(61,816)
Net loss per share — Basic and Diluted	$(0.78)	$(0.67)	$(1.95)	$(2.03)
Weighted average shares outstanding — Basic and Diluted	30,619	30,504	30,580	30,460

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities:
Net loss	$(59,585)	$(61,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,506	39,037
Non-cash interest expense	6,964	3,001
Stock-based compensation expense	1,379	1,335
Supplemental executive retirement plan expense	340	441
Deferred income taxes and valuation allowance adjustments	2,542	(369)
Deferred credit card program revenue	24,679	(702)
Deferred rents	(16,228)	(15,569)
Loss (gain) on derivative liability	(14,533)	4,434
Series A Preferred Stock issuance costs	—	1,086
Net loss on asset dispositions and other termination charges	1,340	2,249
Loss on asset impairments	2,669	—
Other	(398)	207
Net change in operating assets and liabilities:
Receivables	(1,847)	(1,064)
Inventories	(27,530)	(29,740)
Prepaid and other current assets	(1,509)	(4,781)
Accounts payable	30,202	34,965
Accrued liabilities	(3,057)	(7,612)
Net cash used in operating activities	(23,066)	(34,926)
Investing activities:
Purchase of property and equipment	(7,414)	(14,234)
Proceeds from asset dispositions	891	141
Net cash used in investing activities	(6,523)	(14,093)
Financing activities:
Borrowings on revolving line of credit	28,000	10,000
Payments on revolving line of credit	(13,000)	(25,000)
Proceeds from the issuance of long-term debt	—	65,000
Payments of long-term debt and capital lease obligations	(419)	(15,309)
Payment of debt and Series A Preferred Stock issuance costs	—	(5,895)
Other	60	152
Net cash provided by financing activities	14,641	28,948
Net decrease in cash and cash equivalents	(14,948)	(20,071)
Cash and cash equivalents, beginning	21,734	51,365
Cash and cash equivalents, ending	$6,786	$31,294
Supplemental Cash Flow Data:
Interest paid, net of amount capitalized	$4,024	$2,863
Income taxes paid (refunded), net	$(354)	$3,396

The accompanying notes are an integral part of these consolidated financial statements.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Organization and Basis of Presentation
Description of Business
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
Company Plans
During the nine months ended November 2, 2013 and October 27, 2012, we have incurred a net loss of $59.6 million and $61.8 million, respectively, and used cash from operations of $23.1 million and $34.9 million, respectively. As of November 2, 2013, February 2, 2013, and October 27, 2012, we had cash and cash equivalents of $6.8 million, $21.7 million, and $31.3 million, respectively. As of November 2, 2013, we had $15.0 million of borrowing outstanding under our revolving line of credit with no outstanding borrowings as of February 2, 2013 and October 27, 2012. As of November 2, 2013, we had $42.6 million available for borrowing under our revolving line of credit.
Our turnaround has taken longer than expected and we have yet to experience consistent improvement in our sales. Despite the benefits from our previous merchandising and marketing initiatives, cost cutting initiatives and real estate optimization activities, we have continued to report significant net losses and negative year-to-date operating cash flows. As a result, we have implemented or plan to implement the following:

•
In October 2013, the Board of Directors announced it would evaluate strategic alternatives to enhance value for stockholders. The Executive Committee of the Board of Directors is leading this process and intends to consider a broad range of alternatives, including, but not limited to, partnerships, joint ventures or a sale or merger of the Company. An independent financial advisor will assist the Board of Directors in the evaluation of possible strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction we enter into will prove to be beneficial to our stockholders.

•
In October 2013, we announced that we are implementing further cost reduction initiatives that are expected to generate $20.0 million to $25.0 million in incremental pre-tax savings in fiscal year 2014. This program is designed to improve the financial and competitive position of the Company by streamlining the organization, reducing expenses, and positioning us for enhanced efficiency and profitability. During the three months ended November 2, 2013, as part of this cost reduction program, we have reduced our full-time corporate workforce and recorded a charge to selling, general and administrative expenses of $2.3 million for severance and other expenses associated with the restructuring program with only an immaterial impact to our segments.

•
We are evaluating approximately 70 store lease actions for fiscal 2014 that could result in additional savings. The expected outcome of these lease actions is for potential additional store closures, downsizing to smaller spaces, or amending leases at more favorable terms, all of which we expect would result in additional savings. We will continue to actively manage our store fleet to optimize our structure for the current environment.

Our financial statements have been prepared on the basis that our business will continue as a going concern. We believe, based on our current projections, that we have sufficient sources of liquidity, including cash and cash equivalents and availability under our revolving line of credit, to fund our operations for at least the next twelve months. Our ability to fund our operations and to continue as a going concern depends upon meeting our projected future operating results, including the achievement of improvements from our merchandising and marketing initiatives, cost reduction program, store optimization program and other strategic initiatives, and the availability under our revolving line of credit, as well as the absence of any significant deterioration in consumer spending as a result of uncertain macroeconomic conditions. The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured. If we are unable to achieve our projected operating results, we could violate one or more of our debt covenants, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms. Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern. Additional actions may include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Financial Information
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

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 9, 2012, as disclosed in Note 8, we issued 1,000 shares of Series A Preferred Stock. The fair value of the Series A Preferred Stock is recorded as a derivative liability and is measured on a recurring basis at fair value with Level 3 inputs using the Black-Scholes option valuation model with the following inputs:

	November 2, 2013	February 2, 2013	October 27, 2012
Closing price of Company's common stock	$0.98	$3.69	$3.99
Exercise price	$3.40	$3.40	$3.40
Risk-free interest rate	2.4%	1.9%	1.7%
Expected volatility	88.9%	84.9%	82.2%
Expected life	8.7 years	9.4 years	9.7 years
Expected dividends	$—	$—	$—
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
Changes in the fair value are recorded as other gain or loss, net, in our condensed consolidated statements of operations and comprehensive operations. Activity for the derivative liability was as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Balance at beginning of period	$12,125	$13,395	$18,683	$—
Issuance of Series A Preferred Stock	—	—	—	15,744
Loss (gain) on change in fair value	(7,975)	6,783	(14,533)	4,434
Balance at end of period	$4,150	$20,178	$4,150	$20,178
Based on our review of the operating results for each of our premium retail stores for each of the fiscal years presented, we evaluated certain stores for impairment. During the nine months ended November 2, 2013, certain long-lived assets, primarily premium store leasehold improvements, with a net carrying amount of $3.0 million were written down to their fair value of $0.3 million, resulting in impairment charges of $2.7 million. These impairment charges were measured at fair value using discounted cash flows for each premium retail store based on Level 3 inputs, including projected sales, margins, and operating expenses over the estimated remaining useful life. During the nine months ended October 27, 2012, there were no impairment charges recorded.
We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables and debt. The carrying value of cash, receivables, payables and borrowing on our revolving line of credit approximate their fair values due to their short-term nature. As of November 2, 2013, February 2, 2013 and October 27, 2012, the fair value of our senior secured term loan was $66.8 million, $56.2 million and $54.4 million, respectively. The carrying value of our senior secured term loan as of November 2, 2013, February 2, 2013, and October 27, 2012, was $58.6 million, $52.5 million and $50.3 million, respectively, which includes accrued PIK interest and net of the loan discount. The fair value of the senior secured term loan was estimated using Level 3 inputs by discounting the cash flows with an assumed interest rate that considers credit and liquidity risk.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets and, if not, to record a valuation allowance against the deferred tax assets. A significant piece of objective negative evidence evaluated includes cumulative pre-tax losses (adjusted for permanent differences) incurred over the last three years, with current or previous losses given more weight than projected future results. Such objective evidence limits the ability to consider other subjective evidence. We have a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Consequently, based on all available evidence, we continue to record a valuation allowance against our net deferred tax assets generated during the fiscal year. Also, for the three months ended November 2, 2013, we recorded an additional valuation allowance of $2.6 million related to previously recorded net deferred tax assets resulting in a valuation allowance for all of our net deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence.
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. On the condensed consolidated balance sheets, prepaid and deferred marketing costs was combined with prepaid and other current assets, income taxes payable was combined with accrued liabilities, and deferred marketing fees and revenue sharing was combined with other liabilities. On the condensed consolidated statements of cash flows, deferred income taxes and valuation allowance adjustments were combined and income taxes payable was combined with accrued liabilities.
3. Receivables
Receivables consisted of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Credit card receivables	$5,498	$2,928	$5,174
Tenant allowances	598	484	501
Other	1,276	1,738	2,879
	$7,372	$5,150	$8,554
Credit card receivables do not bear interest and are generally converted to cash in two to three days. We evaluate the credit risk associated with our receivables to determine if an allowance for doubtful accounts is necessary. As of November 2, 2013, February 2, 2013 and October 27, 2012, no allowance for doubtful accounts was deemed necessary.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Property and Equipment, net
Property and equipment, net, consisted of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Land	$150	$242	$242
Building and land improvements	29,252	29,655	29,656
Leasehold improvements	250,099	258,765	262,605
Furniture and fixtures	113,194	114,709	116,202
Technology hardware and software	92,882	89,992	89,866
Machinery and equipment and other	33,621	34,341	34,547
Capital leases	12,803	12,805	12,805
Construction in progress	15,857	16,480	16,341
	547,858	556,989	562,264
Less — Accumulated depreciation and amortization	(405,909)	(387,982)	(381,624)
	$141,949	$169,007	$180,640

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Accrued payroll and benefits	$14,629	$12,356	$12,932
Gift cards and certificates	12,235	18,427	14,023
Derivative liability	4,150	18,683	20,178
Current portion of deferred rents	21,695	20,756	21,469
Current portion of deferred credit card revenue	8,781	4,484	4,841
Deferred sales royalty	2,814	3,106	3,310
Accrued sales returns	3,388	3,738	4,647
Accrued taxes	3,579	4,200	5,266
Other	2,517	2,165	3,394
	$73,788	$87,915	$90,060

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Secured term loan, including accrued PIK interest due at maturity	$71,800	$67,866	$66,508
Revolving line of credit	15,000	—	—
Capital lease obligations	11,489	11,901	12,033
Total debt and capital lease obligations	98,289	79,767	78,541
Less:
Secured term loan discount	(13,155)	(15,406)	(16,184)
Current maturities of debt	(15,000)	—	—
Current maturities of capital lease obligations	(624)	(577)	(560)
Long-term debt and capital lease obligations	$69,510	$63,784	$61,797
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity (including as a result of an acceleration) of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of November 2, 2013, $6.8 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method. The Secured Term Loan contains default events that, if triggered and not remediated, could result in acceleration of our obligation to repay the Secured Term Loan with additional premium and interest payments that could be material. Certain of these default events are non-financial, such as a change in control of the Company, non-financial cross-default provisions of other debt-like instruments and failure to provide required information to the lenders, and are considered embedded derivatives. We have evaluated these embedded derivatives and determined that they are immaterial based on our current assessment of the likelihood of these events resulting in additional payments.
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. The actual amount that is available under our revolving line of credit fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that, should we need to access any additional funds from our revolving line of credit, it may not be available in full.  In connection with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of November 2, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $15.0 million in borrowings and $12.4 million in letters of credit issued, resulting in $42.6 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.20% as of November 2, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of November 2, 2013.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Both the Secured Term Loan and Credit Agreement have restrictive financial covenants, all of which we were in compliance with as shown below:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Excess availability (uncapped borrowing base less usage):
Actual amount	$60,179	$48,348	$72,909
Minimum amount required (15% of borrowing base)	10,500	9,424	10,500
Excess availability over minimum	$49,679	$38,924	$62,409
Liquidity value (excess availability over minimum plus cash and cash equivalents):
Actual amount	$56,465	$60,658	$93,703
Minimum amount required	15,000	15,000	15,000
Excess over minimum	$41,465	$45,658	$78,703
Inventory value:
Actual amount	$152,737	$125,207	$161,715
Minimum amount required	95,000	95,000	95,000
Inventory amount over minimum	$57,737	$30,207	$66,715
The Secured Term Loan and Credit Agreement also contain various other covenants, such as capital expenditure limitations, restrictions on indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends and other customary conditions. Our current store closure plans under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement. Both the Secured Term Loan and Credit Agreement contain customary events of default. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.
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

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands, except per share amounts)
Net loss	$(23,787)	$(20,526)	$(59,585)	$(61,844)
Weighted average common shares outstanding during the period (for basic calculation)	30,619	30,504	30,580	30,460
Dilutive effect of other potential common shares	—	—	—	—
Weighted average common shares and potential common shares (for diluted calculation)	30,619	30,504	30,580	30,460
Net loss per common share—Basic	$(0.78)	$(0.67)	$(1.95)	$(2.03)
Net loss per common share—Diluted	$(0.78)	$(0.67)	$(1.95)	$(2.03)
During the three months ended November 2, 2013 and October 27, 2012, 2.4 million and 1.3 million, respectively, of stock options, RSUs and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. During the nine months ended November 2, 2013 and October 27, 2012, 2.3 million and 1.3 million, respectively, of stock options, RSUs and shares to be purchased under our ESPP were outstanding but were excluded from the computation of diluted net loss per share because the effect would be antidilutive. The conversion rights available to outstanding shares of Series A Preferred Stock were also excluded from the computation of diluted net loss per share because the effect would be antidilutive.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stock-Based Compensation
Total stock-based compensation recognized primarily in selling, general and administrative expenses from stock options and RSUs consisted of the following:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Stock options	$106	$270	$557	$815
RSUs	91	196	822	520
	$197	$466	$1,379	$1,335
During the nine months ended November 2, 2013 and October 27, 2012, employees were granted 149,000 and 291,075 stock options, respectively. The fair value of stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	November 2, 2013	October 27, 2012
Risk-free interest rate	1.0%	0.7%
Expected volatility	90.6%	90.0%
Expected life	5.0 years	4.9 years
Expected dividends	$—	$—
Weighted average fair value per share	$2.20	$3.01
During the nine months ended November 2, 2013 and October 27, 2012, employees were granted 831,458 and 262,024 RSUs, respectively, at a weighted average fair value of $2.97 and $3.98, respectively. During the nine months ended October 27, 2012, employees were also granted 123,500 performance RSUs at a weighted average grant date fair value of $4.64. For the performance RSUs granted during the nine months ended October 27, 2012, half of the RSUs are subject to the achievement of combined operating income targets for fiscal years 2012, 2013 and 2014, and half of the RSUs are subject to the achievement of sales targets for fiscal years 2012, 2013 and 2014. The number of shares actually awarded under performance RSUs will range from 0% to 200% of the base award amount, depending on the results during the performance period.
10. Supplemental Executive Retirement Plan
Net periodic benefit cost of the SERP consisted of the following:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Interest cost	$113	$137	$340	$413
Amortization of net actuarial loss	—	10	—	28
	$113	$147	$340	$441
As the SERP is an unfunded plan, we were not required to make any contributions during fiscal 2013 and 2012. During the nine months ended November 2, 2013 and October 27, 2012, we made benefit payments of $498,000 and $124,501, respectively.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies
Operating Leases
As of November 2, 2013, our minimum operating lease payment requirements, which include the predetermined fixed escalations of the minimum rentals and exclude contingent rental payments, common area maintenance costs ("CAM"), real estate taxes, and the amortization of lease incentives for our operating leases, totaled $376.5 million.
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
Other
As of November 2, 2013, we had non-cancelable inventory purchase commitments of $100.6 million.
12. Credit Card Program
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the nine months ended November 2, 2013, we received up-front incentive payments of $23.0 million, which was deferred and will be amortized over the term of the Program Agreement. We are entitled to receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. The term of the Program Agreement is seven years from ADS's purchase of the co-branded credit card portfolio from Chase, which is expected to close in the first half of fiscal 2014, with automatic extensions for successive one year terms.

COLDWATER CREEK INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Credit Card Revenue
The deferred credit card revenue activity was as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Balance at beginning of period	$22,584	$8,884	$7,752	$8,800
Incentive payments received	11,500	—	23,000	—
Marketing fees received	716	1,199	2,472	3,058
Revenue sharing received	—	—	9,782	2,946
Marketing fees recognized to revenue	(990)	(1,191)	(3,178)	(3,383)
Revenue sharing recognized to revenue	(1,379)	(794)	(7,397)	(3,323)
Balance at end of period	32,431	8,098	32,431	8,098
Less — Current deferred credit card revenue	(8,781)	(4,841)	(8,781)	(4,841)
Long-term deferred credit card revenue	$23,650	$3,257	$23,650	$3,257
Sales Royalty
The amount of sales royalty recognized as revenue during the three months ended November 2, 2013 and October 27, 2012 was $1.7 million and $1.8 million, respectively. During the nine months ended November 2, 2013 and October 27, 2012, sales royalty revenue was approximately $5.6 million and $5.5 million, respectively.
13. Segment Reporting
The following table provides certain financial data for the retail and direct segments as well as reconciliations to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Net sales (a):
Retail	$120,739	$147,245	$357,137	$408,386
Direct	33,746	40,879	102,779	113,312
Net sales	$154,485	$188,124	$459,916	$521,698
Segment operating income (loss):
Retail	$(2,888)	$10,127	$(1,377)	$15,536
Direct	3,344	6,938	16,030	15,437
Total segment operating income	456	17,065	14,653	30,973
Unallocated corporate and other	(25,802)	(27,106)	(75,919)	(81,296)
Loss from operations	$(25,346)	$(10,041)	$(61,266)	$(50,323)
 ____________________________________________________________

(a)	There were no sales between the retail and direct segments during the reported periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
Net sales decreased to $154.5 million for the three months ended November 2, 2013, compared to $188.1 million for the three months ended October 27, 2012. The decrease in net sales was primarily driven by a decrease in comparable premium retail store sales(1) of 16.8 percent, the impact of store closures and a decrease of 17.4 percent in our direct sales.
Gross profit was $48.2 million, or 31.2 percent of net sales, for the three months ended November 2, 2013, compared to $66.1 million, or 35.1 percent of net sales, for the three months ended October 27, 2012. The decrease in gross profit margin was primarily due to lower merchandise margins as a result of increased promotional activity and decreased leverage of buying and occupancy costs.
Selling, general and administrative expenses ("SG&A") were $70.8 million, or 45.9 percent of net sales, for the three months ended November 2, 2013, compared to $76.1 million, or 40.5 percent of net sales, for the three months ended October 27, 2012. The decrease of $5.3 million in SG&A was due to lower expenses across all categories with the largest declines from employee-related and marketing expenses.
Net loss for the three months ended November 2, 2013 was $23.8 million, or $0.78 per share, and included other gain, net, of $8.0 million, or $0.26 per share, due to the change in the fair value of the derivative liability related to the Series A Preferred Stock, a severance charge of $2.3 million, or $0.07 per share, a non-cash impairment charge of $2.7 million, or $0.09 per share, and a non-cash income tax charge of $2.6 million, or $0.09 per share. This compares to a net loss for the three months ended October 27, 2012 of $20.5 million, or $0.67 per share, and included other loss, net, of $6.8 million, or $0.22 per share, due to the change in the fair value of the derivative liability related to the Series A Preferred Stock.
We ended the third quarter of fiscal 2013 with $6.8 million in cash and cash equivalents compared to $31.3 million at the end of the third quarter of fiscal 2012. As of November 2, 2013, we had $15.0 million of borrowings outstanding under our revolving line of credit compared to no outstanding borrowings as of October 27, 2012. At the end of the third quarter of fiscal 2013, working capital was $6.6 million compared to $36.2 million at the end of the third quarter of fiscal 2012. Retail inventory per square foot, which includes inventory in our premium retail stores, factory stores, and in our distribution center, decreased 1.6 percent compared to the third quarter of fiscal 2012. Total inventory decreased 5.6 percent to $152.7 million at the end of the third quarter of fiscal 2013 from $161.7 million at the end of the third quarter of fiscal 2012.

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

Company Initiatives and Outlook
Our turnaround has taken longer than expected and we have yet to experience consistent improvement in our sales. Despite the benefits from previous cost cutting initiatives and real estate optimization activities, we have continued to report significant operating losses. In addition to our merchandising and marketing initiatives discussed in more detail below, we announced a cost reduction program that is expected to generate $20.0 million to $25.0 million in pre-tax savings in fiscal year 2014. This program is designed to improve the financial and competitive position of the Company by streamlining the organization, reducing expenses, and positioning us for enhanced efficiency and profitability. Separately, we are evaluating approximately 70 potential lease actions for fiscal 2014 that could result in additional savings.
For the remainder of fiscal 2013 and for fiscal 2014, we are focused on the following three critical initiatives that are foundational to achieving a successful turnaround:
Our first initiative is focused on executing against our core assortment fundamentals. Our top five categories (knit tops, sweaters, woven tops, jeans and pants) drive the majority of our sales and profits and are key to our success. We are committed to organizational and process changes that will allow us to bring product to market in these five categories with a high degree of cross functional collaboration. We have made a number of changes to our product development process, which we believe will enable us to be more efficient as well as more consistent in our delivery of brand-edited, trend-right merchandise going forward. In addition, we are repositioning resources away from ancillary categories to heighten our focus on our top categories.
The second initiative involves improving our brand perception. Under the leadership of our new Chief Marketing Officer, we are in the process of rolling out new marketing programs that are designed to create more excitement about our products, build our fashion credibility, improve our brand awareness, and grow our customer file. Through our new imagery and typography we will communicate the attributes of our products to our customers with a strong and consistent voice. We will build on the brand strategy we rolled out earlier this year to drive growth by significantly improving awareness and brand affinity through authentic brand differentiation, and by becoming a trustworthy style advisor and the leading destination for stylish apparel and accessories among our target audience of women. To achieve this, we will develop our brand aesthetic, voice, and express our role of trusted style advocate across all platforms and experiences in our business. We have been working rapidly to incorporate an elevated expression of our fashion and style advocacy, which began with the 2013 holiday season.
Finally, our third initiative is focused on building customer relationships and loyalty. While we have a very loyal core customer, we are focused on targeting a broader customer base and leveraging all of our platforms, marketing strategies and marketing to attract and keep her. Ultimately, by growing our customer file and optimizing the existing customer base, we will improve brand engagement and traffic, increase market share, create loyalty, and inspire advocacy. We recently announced a new long-term agreement with Alliance Data Systems Corporation ("ADS") to expand our co-branded credit card and launch a private label credit card program. We will leverage ADS’s comprehensive suite of advanced analytics and multi-channel marketing capabilities to help strengthen our relationship with our customers.
Other Developments
In October 2013, the Board of Directors announced it would evaluate strategic alternatives to enhance value for stockholders. The Executive Committee of the Board of Directors is leading this process and intends to consider a broad range of alternatives, including, but not limited to, partnerships, joint ventures or a sale or merger of the Company. An independent financial advisor will assist the Board of Directors in the evaluation of possible strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction we enter into will prove to be beneficial to our stockholders.
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of ADS. Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the nine months ended November 2, 2013, we received up-front incentive payments of $23.0 million, which was deferred and will be amortized over the term of the Program Agreement. We will receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. The term of the Program Agreement is seven years from ADS's purchase of the co-branded credit card portfolio from Chase, which is expected to close in early fiscal 2014, with automatic extensions for successive one year terms.

Results of Operations
Comparison of the Three Months Ended November 2, 2013 with the Three Months Ended October 27, 2012:

	Three Months Ended
	November 2, 2013	% of net sales	October 27, 2012	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$120,739	78.2%	$147,245	78.3%	$(26,506)	(18.0)%
Direct	33,746	21.8	40,879	21.7	(7,133)	(17.4)
	154,485	100.0	188,124	100.0	(33,639)	(17.9)
Cost of sales	106,330	68.8	122,059	64.9	(15,729)	(12.9)
Gross profit	48,155	31.2	66,065	35.1	(17,910)	(27.1)
Selling, general and administrative expenses	70,832	45.9	76,106	40.5	(5,274)	(6.9)
Loss on asset impairments	2,669	1.7	—	—	2,669	*
Loss from operations	(25,346)	(16.4)	(10,041)	(5.3)	(15,305)	152.4
Other loss (gain), net	(7,975)	(5.2)	6,797	3.6	(14,772)	*
Interest expense, net	3,766	2.4	3,573	1.9	193	5.4
Loss before income taxes	(21,137)	(13.7)	(20,411)	(10.8)	(726)	3.6
Income tax provision	2,650	1.7	115	0.1	2,535	2,204.3
Net loss	$(23,787)	(15.4)%	$(20,526)	(10.9)%	$(3,261)	15.9%
Net loss per share — Basic and Diluted	$(0.78)		$(0.67)		$(0.11)	16.4%
Premium Retail Store Count:
Beginning of the period	344		355
Opened	—		1
Closed	1		2
End of the period	343		354
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Net Sales
The $26.5 million decrease in retail segment net sales for the three months ended November 2, 2013 as compared to the three months ended October 27, 2012 is primarily the result of a 16.8 percent decrease in comparable premium retail store sales and the impact of 11 net store closures since the end of the third quarter of fiscal 2012. The decrease in comparable premium retail store sales was primarily driven by a 14.4 percent decrease in traffic and a 2.9 percent decrease in conversion.
The $7.1 million decrease in direct segment net sales for the three months ended November 2, 2013 as compared to the three months ended October 27, 2012 is primarily the result of lower order volume, partially offset by an increase in average transaction value and lower returns.
Gross Profit
Gross profit margin decreased by 3.9 percentage points during the three months ended November 2, 2013 as compared to the three months ended October 27, 2012. Gross profit margin was unfavorably impacted 2.6 percentage points from decreased leverage of buying and occupancy costs as well as lower merchandise margins due to increased promotional activity in the three months ended November 2, 2013 as compared to the three months ended October 27, 2012.
Selling, General and Administrative Expenses
SG&A expenses decreased $5.3 million during the three months ended November 2, 2013 as compared to the three months ended October 27, 2012, due to lower expenses across all categories with the largest declines from employee-related and marketing expenses.

Loss on Asset Impairments
During the three months ended November 2, 2013, we recorded impairment charges of $2.7 million related to certain long-lived assets, primarily premium store leasehold improvements. We did not have any impairment charges during the three months ended October 27, 2012.
Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Three Months Ended
	November 2, 2013	% of Segment Sales	October 27, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(2,888)	(2.4)%	$10,127	6.9%	*
Direct	3,344	9.9	6,938	17.0	(51.8)%
Total segment operating income	456		17,065		(97.3)
Unallocated corporate and other	(25,802)		(27,106)		(4.8)
Loss from operations	$(25,346)		$(10,041)		152.4%
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Retail segment operating income rate expressed as a percent of retail segment sales for the three months ended November 2, 2013 as compared to the three months ended October 27, 2012 decreased by 9.3 percentage points. The retail segment operating income rate was unfavorably impacted from decreased leverage of employee-related, occupancy and marketing expenses, primarily due to lower sales, as well as a $2.7 million impairment charge recorded during the quarter and 1.4 percentage points decline in margins.
Direct segment operating income rate expressed as a percent of direct segment sales for the three months ended November 2, 2013 as compared to the three months ended October 27, 2012 decreased by 7.1 percentage points. The direct segment operating income rate was unfavorably impacted by 2.2 percentage points due to lower margins, as well as the unfavorable impact from decreased leverage of marketing and employee-related expenses primarily due to lower sales.
Unallocated corporate and other expenses decreased $1.3 million for the three months ended November 2, 2013 as compared to the three months ended October 27, 2012, due to lower marketing and occupancy expenses, partially offset by higher employee-related expenses, primarily due to a severance charge of $2.3 million recorded in the current quarter.
Other Loss (Gain), net
During the three months ended November 2, 2013, we recorded an $8.0 million gain from the fair value adjustment related to the derivative liability as compared to a $6.8 million loss from the fair value adjustment related to the derivative liability during the three months ended October 27, 2012.
Interest Expense, net
For the three months ended November 2, 2013, interest expense includes non-cash interest expense of $2.4 million as compared to $2.2 million for the same period in the prior year, which primarily includes accrued PIK interest expense and amortization of loan discounts and deferred debt issuance costs.
Income Tax Provision
The income tax provision primarily reflects the continuing impact of the valuation allowance against our net deferred tax assets, including an additional $2.6 million recorded in the current quarter on previously recorded net deferred tax assets, various state taxation requirements and certain discrete items.

Comparison of the Nine Months Ended November 2, 2013 with the Nine Months Ended October 27, 2012:

	Nine Months Ended
	November 2, 2013	% of net sales	October 27, 2012	% of net sales	$ change	% change
	(dollars in thousands, except per share data)
Net sales:
Retail	$357,137	77.7%	$408,386	78.3%	$(51,249)	(12.5)%
Direct	102,779	22.3	113,312	21.7	(10,533)	(9.3)
	459,916	100.0	521,698	100.0	(61,782)	(11.8)
Cost of sales	316,757	68.9	352,722	67.6	(35,965)	(10.2)
Gross profit	143,159	31.1	168,976	32.4	(25,817)	(15.3)
Selling, general and administrative expenses	201,756	43.9	219,299	42.0	(17,543)	(8.0)
Loss on asset impairments	2,669	0.6	—	—	2,669	*
Loss from operations	(61,266)	(13.3)	(50,323)	(9.6)	(10,943)	21.7
Other loss (gain), net	(14,533)	(3.2)	5,519	1.1	(20,052)	*
Interest expense, net	10,972	2.4	5,859	1.1	5,113	87.3
Loss before income taxes	(57,705)	(12.5)	(61,701)	(11.8)	3,996	(6.5)
Income tax provision	1,880	0.4	143	—	1,737	1,214.7
Net loss	$(59,585)	(13.0)%	$(61,844)	(11.9)%	$2,259	(3.7)%
Net loss per share — Basic and Diluted	$(1.95)		$(2.03)		$0.08	(3.9)%
Premium Retail Store Count:
Beginning of the period	349		363
Opened	—		1
Closed	6		10
End of the period	343		354
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Net Sales
The $51.2 million decrease in retail segment net sales for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012 is primarily the result of a 11.8 percent decrease in comparable premium retail store sales, the impact of 11 net store closures since the end of the third quarter of fiscal 2012, and a decrease of $5.3 million in net sales from factory stores, partially offset by an increase in credit card revenue recognized. The decrease in comparable premium retail store sales was primarily driven by a 9.8 percent decrease in traffic and a 4.8 percent decrease in comparable average transaction value, partially offset by a 3.0 percent increase in conversion.
The $10.5 million decrease in direct segment net sales for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012 is primarily the result of a 19.3 percent decrease in order volume, partially offset by a 9.6 percent increase in average transaction value.
Gross Profit
Gross profit margin decreased by 1.3 percentage points during the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012 primarily due to a decrease of 0.8 percentage points in merchandise margins as a result of increased promotional activity and decreased leverage of buying and occupancy costs.
Selling, General and Administrative Expenses
SG&A decreased $17.5 million during the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012, due to lower expenses across all categories with the largest declines from marketing and employee-related expenses.

Loss on Asset Impairments
During the nine months ended November 2, 2013, we recorded impairment charges of $2.7 million related to certain long-lived assets, primarily premium store leasehold improvements. We did not have any impairment charges during the nine months ended October 27, 2012.
Loss from Operations
We evaluate the performance of our operating segments based upon segment operating income, as shown below, along with segment net sales:

	Nine Months Ended
	November 2, 2013	% of Segment Sales	October 27, 2012	% of Segment Sales	% Change
	(dollars in thousands)
Segment operating income (loss):
Retail	$(1,377)	(0.4)%	$15,536	3.8%	*
Direct	16,030	15.6	15,437	13.6	3.8%
Total segment operating income	14,653		30,973		(52.7)
Unallocated corporate and other	(75,919)		(81,296)		(6.6)
Loss from operations	$(61,266)		$(50,323)		21.7%
____________________________________________________________
*     Percentage comparisons for changes are not considered meaningful.
Retail segment operating income rate expressed as a percent of retail segment sales for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012 decreased by 4.2 percentage points. The retail segment operating income rate was unfavorably impacted from decreased leverage of employee-related and occupancy expenses, primarily due to lower sales, as well as 1.5 percentage points decline in margins and the impact of a $2.7 million impairment charge recorded during fiscal 2013.
Direct segment operating income rate expressed as a percent of direct segment sales for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012 increased by 2.0 percentage points. The direct segment operating income rate was favorably impacted by 2.4 percentage points due to higher margins as well as lower variable and fixed expenses, partially offset by the impact of higher marketing expenses as a percentage of sales.
Unallocated corporate and other expenses decreased $5.4 million for the nine months ended November 2, 2013 as compared to the nine months ended October 27, 2012, primarily due to lower marketing, occupancy and employee-related expenses, partially offset by higher fixed expenses.
Other Loss (Gain), net
During the nine months ended November 2, 2013, we recorded a $14.5 million gain from the fair value adjustment related to the derivative liability as compared to a $4.4 million loss from a fair value adjustment related to the derivative liability in addition to $1.1 million of issuance costs related to the Series A Preferred Stock recorded during the nine months ended October 27, 2012.
Interest Expense, net
The increase in interest expense, net, for the nine months ended November 2, 2013 as compared to the same period in the prior year is primarily the result of interest on borrowings under the Secured Term Loan that closed in the second quarter of fiscal 2012. For the nine months ended November 2, 2013, interest expense includes non-cash interest expense of $7.0 million as compared to $3.0 million for the same period in the prior year, which primarily includes accrued PIK interest expense and amortization of loan discounts and deferred debt issuance costs.
Income Tax Provision
The income tax provision primarily reflects the continuing impact of the valuation allowance against our net deferred tax assets, including an additional $2.6 million recorded in the current year on previously recorded net deferred tax assets, various state taxation requirements and certain discrete items.

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
Liquidity and Capital Resources
Overview
Our turnaround has taken longer than expected and we have yet to experience consistent improvement in our sales. Despite the benefits from our previous merchandising and marketing initiatives, cost cutting initiatives and real estate optimization activities, we have continued to report significant net losses and negative year-to-date operating cash flows. As a result, we have implemented or plan to implement the following:

•
In October 2013, the Board of Directors announced it would evaluate strategic alternatives to enhance value for stockholders. The Executive Committee of the Board of Directors is leading this process and intends to consider a broad range of alternatives, including, but not limited to, partnerships, joint ventures or a sale or merger of the Company. An independent financial advisor will assist the Board of Directors in the evaluation of possible strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction we enter into will prove to be beneficial to our stockholders.

•
In October 2013, we announced that we are implementing further cost reduction initiatives that are expected to generate $20.0 million to $25.0 million in incremental pre-tax savings in fiscal year 2014. This program is designed to improve the financial and competitive position of the Company by streamlining the organization, reducing expenses, and positioning us for enhanced efficiency and profitability.

•
We are evaluating approximately 70 store lease actions for fiscal 2014 that could result in additional savings. The expected outcome of these lease actions is for potential additional store closures, downsizing to smaller spaces, or amending leases at more favorable terms, all of which we expect would result in additional savings. We will continue to actively manage our store fleet to optimize our structure for the current environment.

Our financial statements have been prepared on the basis that our business will continue as a going concern. We believe, based on our current projections, that we have sufficient sources of liquidity, including cash and cash equivalents and availability under our revolving line of credit, to fund our operations for at least the next twelve months. Our ability to fund our operations and to continue as a going concern depends upon meeting our projected future operating results, including the achievement of improvements from our merchandising and marketing initiatives, cost reduction program, store optimization program and other strategic initiatives, and the availability under our revolving line of credit, as well as the absence of any significant deterioration in consumer spending as a result of uncertain macroeconomic conditions. The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured. If we are unable to achieve our projected operating results, we could violate one or more of our debt covenants, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms. Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern. Additional actions may include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt.

Key measurements of liquidity and capital resources were as follows:

	November 2, 2013	February 2, 2013	October 27, 2012
	(dollars in thousands)
Cash and cash equivalents	$6,786	$21,734	$31,294
Working capital (a)	$6,581	$24,032	$36,241
Current ratio (a)	1.04	1.16	1.20
Borrowings under revolving line of credit	$15,000	$—	$—
Revolving line of credit availability	$42,641	$48,348	$51,486
____________________________________________________________

(a)
The working capital and current ratios as of November 2, 2013, February 2, 2013 and October 27, 2012, include the impact of the derivative liability of $4.2 million, $18.7 million and $20.2 million, respectively, which is included in accrued liabilities.

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
Net cash flow activities were as follows:

	Nine Months Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Net cash used in operating activities	$(23,066)	$(34,926)
Net cash used in investing activities	$(6,523)	$(14,093)
Net cash provided by financing activities	$14,641	$28,948
Operating Cash Flows
Net cash used in operating activities decreased $11.9 million during the nine months ended November 2, 2013 as compared with the nine months ended October 27, 2012, primarily due to the receipt of $23.0 million in incentive payments related to our new Credit Card Program Agreement with ADS and the receipt of our annual revenue sharing payments under our current program as well as lower use of cash from operating assets and liabilities, partially offset by an increase in net loss, net of the non-cash activity.
Investing Cash Flows
Net cash used in investing activities principally consisted of cash outflows for capital expenditures which totaled $7.4 million and $14.2 million during the nine months ended November 2, 2013 and October 27, 2012, respectively. Capital expenditures during the nine months ended November 2, 2013 and October 27, 2012 primarily related to the relocation and remodeling of certain existing stores and the additional investment in our technology infrastructure.
Financing Cash Flows
Net cash provided by financing activities during the nine months ended November 2, 2013 primarily reflects net borrowings on our revolving line of credit. During the nine months ended October 27, 2012, net cash provided by financing activities primarily reflects the new Secured Term Loan with a portion of the proceeds used to pay down outstanding borrowings and related debt issuance costs.
Secured Term Loan
On July 9, 2012, we obtained a five-year, $65.0 million senior secured term loan (the "Secured Term Loan") provided by an affiliate of Golden Gate Capital. The Secured Term Loan bears interest at a rate of 5.5% to be paid in cash quarterly and 7.5% due and payable in kind ("PIK") upon maturity. The Secured Term Loan is collateralized by a second lien on our inventory and credit card receivables, and a first lien on our remaining assets. The Secured Term Loan is scheduled to mature upon the earlier of July 9, 2017 or the date that the obligations under the Amended and Restated Credit Agreement with Wells Fargo Bank dated May 16, 2011 (the "Credit Agreement") mature or are accelerated. Upon maturity (including as a result of an acceleration) of the Secured Term Loan, the principal balance and any unpaid interest, including $29.8 million of PIK interest, will become due and payable. As of November 2, 2013, $6.8 million of PIK interest has been accrued. Also on July 9, 2012 in conjunction with the Secured Term Loan, we issued 1,000 shares of Series A Preferred Stock and the initial fair value of $15.7 million was recorded as a discount to the Secured Term Loan. This discount is being amortized to interest expense based on the effective interest rate method. The Secured Term Loan contains default events that, if triggered and not remediated, could result in acceleration of our obligation to repay the Secured Term Loan with additional premium and interest payments that could be material. Certain of these default events are non-financial, such as a change in control of the Company, non-financial cross-default provisions of other debt-like instruments and failure to provide required information to the lenders, and are considered embedded derivatives. We have evaluated these embedded derivatives and determined that they are immaterial based on our current assessment of the likelihood of these events resulting in additional payments.
Credit Agreement
In May 2011, we entered into the Credit Agreement with a maturity date of May 16, 2016, which is secured primarily by our inventory, credit card receivables and certain other assets. The Credit Agreement provides a revolving line of credit of up to $70.0 million, with subfacilities for the issuance of up to $70.0 million in letters of credit and swingline advances of up to $10.0 million. The amount of credit that is available under the revolving line of credit is limited to a borrowing base that is determined according to, among other things, a percentage of the value of eligible inventory and credit card receivables, as reduced by certain reserve amounts required by Wells Fargo Bank. In conjunction with the closing of the Secured Term Loan, we amended the Credit Agreement and repaid the separate term loan previously provided by Wells Fargo Bank. The amendment did not materially change the terms of the Credit Agreement. As of November 2, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $15.0 million in borrowings and $12.4 million in letters of credit issued, resulting in $42.6 million available for borrowing under our revolving line of credit.
Pursuant to the Credit Agreement, borrowings issued under the revolving line of credit will generally accrue interest at a rate ranging from 1.00% to 2.50% (determined according to the average unused availability under the credit facility (the "Availability")) over a reference rate of, at our election, either LIBOR or a base rate (the "Reference Rate") with an interest rate of 2.20% as of November 2, 2013. Letters of credit issued under the revolving line of credit will accrue interest at a rate ranging from 1.50% to 2.50% (determined according to the Availability) with an interest rate of 2.00% as of November 2, 2013. Commitment fees accrue at a rate ranging from 0.375% to 0.50% (determined according to the Availability), which is assessed on the average unused portion of the credit facility maximum amount.
Debt Covenants
Both the Secured Term Loan and Credit Agreement have restrictive financial covenants, all of which we were in compliance with as shown below:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in thousands)
Excess availability (uncapped borrowing base less usage):
Actual amount	$60,179	$48,348	$72,909
Minimum amount required (15% of borrowing base)	10,500	9,424	10,500
Excess availability over minimum	$49,679	$38,924	$62,409
Liquidity value (excess availability over minimum plus cash and cash equivalents):
Actual amount	$56,465	$60,658	$93,703
Minimum amount required	15,000	15,000	15,000
Excess over minimum	$41,465	$45,658	$78,703
Inventory value:
Actual amount	$152,737	$125,207	$161,715
Minimum amount required	95,000	95,000	95,000
Inventory amount over minimum	$57,737	$30,207	$66,715
The Secured Term Loan and Credit Agreement also contain various other covenants, such as capital expenditure limitations, restrictions on indebtedness, liens, investments, acquisitions, mergers, dispositions, dividends and other customary conditions. Our current store closure plans under our store optimization program and the related transfer or disposition of store assets is not limited by our Secured Term Loan or Credit Agreement.  Both the Secured Term Loan and Credit Agreement contain customary events of default. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Capital and Real Estate Plans
Capital expenditures for fiscal 2013 are expected to be between $9.0 million to $10.0 million. We have limited new store openings to one factory store in fiscal 2013 and will continue to take advantage of real estate opportunities to improve the efficiency of our store base, including relocating stores to more favorable locations and reducing overall store size.
In fiscal 2011, we announced a store optimization program where we expect to close up to 45 premium stores through fiscal 2013. By the end of fiscal 2013, we expect to close over 50 stores, including premium and factory stores and day spas. There is potential to close more under-performing stores beyond fiscal 2013. The optimization program is being achieved through a staged approach based primarily on natural lease expirations and early termination rights. We typically do not incur significant termination costs or disposal charges as a result of store closures. Early termination clauses generally relieve us of any future obligation under a lease if specified sales levels or certain occupancy targets are not achieved by a specified date.
Contractual Obligations
The following table summarizes our minimum contractual commitments and commercial obligations as of November 2, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases (a) (d)	$376,496	$67,978	$117,120	$73,436	$117,962
Contractual commitments (b)	101,720	101,720	—	—	—
Debt, including estimated interest payments (c)	126,622	19,108	9,202	98,312	—
Capital leases (d)	21,046	1,503	2,245	2,377	14,921
Benefit obligations (e)	15,136	3,633	1,929	1,288	8,286
	$641,020	$193,942	$130,496	$175,413	$141,169
____________________________________________________________

(a)
We have a significant operating lease for our 960,000 square foot distribution center located in Mineral Wells, West Virginia, with a remaining lease commitment as of November 2, 2013 of $50.6 million. All other operating leases primarily pertain to premium and factory retail stores, day spas and various equipment. Certain store leases have provisions to adjust the payment based on certain criteria, for example additional rent for our store sales above a specified minimum or less rent based on landlord vacancy rates below a specified minimum. The operating lease obligations noted above do not include any of these adjustments or payments made for maintenance, insurance and real estate taxes. Several lease agreements provide renewal options or allow for termination rights under certain circumstances. Future operating lease obligations would change if these renewal options or termination rights were exercised.

(b)
Contractual commitments include commitments to purchase inventory of $100.6 million and capital expenditures of $1.1 million. The timing of the payments is subject to change based upon actual receipt of the inventory or capital asset and the terms of payment with the vendor.

(c)	Upon maturity of the Secured Term Loan, $29.8 million of PIK interest will become due and payable.

(d)
The primary capital lease is for our 69,000 square foot facility located in Coeur d'Alene, Idaho, which functions as a customer contact center, IT data center and office space. This lease was amended on April 22, 2009 resulting in the lease classified as a capital lease through July 2028, with a remaining capital lease commitment as of November 2, 2013 of $17.3 million, and as an operating lease from August 2028 through July 2038, with a remaining operating lease commitment as of November 2, 2013 of $16.5 million. All other capital leases pertain to various technology equipment and other real estate. The capital lease obligations represent the minimum payments including principal and interest, and excluding maintenance, insurance and real estate taxes.

(e)	Benefit obligations include the cash payments expected to be made related to the Supplemental Executive Retirement Plan, severance agreements and other compensation arrangements.

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
As of November 2, 2013, we had outstanding borrowings of $15.0 million under our revolving line of credit. The impact of a hypothetical 10 percent adverse change in interest rates for our revolving line of credit would have resulted in an immaterial amount of additional expense for the nine months ended November 2, 2013. Our Secured Term Loan bears interest at a fixed rate and would not be affected by interest rate changes.
The derivative liability, representing shares of Series A Preferred Stock, is measured at fair value using the Black-Scholes option valuation model, which is significantly dependent on the market price of our common stock. Changes in the fair value are recorded as gain or loss, net, in our consolidated statements of operations and comprehensive operations. A 10 percent increase (decrease) in the closing price of our common stock or a 10 percent increase (decrease) in the expected volatility at November 2, 2013, in isolation of each other and other assumptions, would have increased (decreased) the fair value of the derivative liability by approximately $0.5 million.
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
Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of November 2, 2013. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies, to our condensed consolidated financial statements.
ITEM 1A.      RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have updated the following risk factors to reflect changes during the nine months ended November 2, 2013 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that currently are unknown or deemed immaterial may also adversely affect the business, financial condition, or results of operations.
We have a history of significant operating losses, and our failure to generate sufficient net sales and improve our results of operations in the future will impair our ability to continue to fund our operations without additional sources of financing, which may not be available to us in sufficient amounts or on acceptable terms.
Continued significant operating losses have adversely impacted our liquidity, including cash and availability under our revolving line of credit. In order to achieve and sustain improved operating results, we must increase our net sales and continue to aggressively manage our expenditures and inventory. We expect our future net sales will depend on a variety of factors, including our ability to successfully anticipate and deliver merchandise assortments that resonate with customers, improve our brand value and increase customer traffic to all of our sales channels. If we are unable to achieve improved operating results, our liquidity will be adversely impacted and it will be necessary to seek additional sources of liquidity, which may also include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms.
Our Secured Term Loan and Credit Agreement have restrictions that limit our ability to fund operations, which could adversely affect our business.
Both our Secured Term Loan and Credit Agreement have covenants that may restrict the manner in which we operate our business. These covenants require us to maintain at least $95.0 million of inventory, $15.0 million of liquidity and excess availability of 15 percent of our borrowing base (as defined), along with various other covenants and customary conditions. Both the Secured Term Loan and Credit Agreement contain customary events of default. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. The acceleration of our obligation to repay the Secured Term Loan could result in additional premium and interest payments that could be material. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations without restructuring our debt and we may not be able to continue our operations as planned.
We use the revolving line of credit provided under our Credit Agreement to secure trade letters of credit and for borrowings, both of which reduce the amount of available borrowings. The actual amount available under our revolving line of credit fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our revolving line of credit. Consequently, it is possible that should we need to access any additional funds from our revolving line of credit, it may not be available in full. As of November 2, 2013, the revolving line of credit was limited to a borrowing base of $70.0 million with $12.4 million in letters of credit issued and $15.0 million in borrowings on our revolving line of credit, resulting in $42.6 million available for borrowing under our revolving line of credit.
We must successfully gauge fashion trends and changing consumer preferences or our sales, results of operations, and liquidity will be adversely affected.
Forecasting consumer demand for our merchandise can be challenging given the nature of changing fashion trends, competitive offerings and consumer preferences. In addition, our merchandise assortment differs in each seasonal flow and at any given time our assortment may not resonate with our customers. On average, we begin the design process for apparel nine to ten months before merchandise is available to consumers, and we typically begin to make purchase commitments four to eight months in advance. These lead times make it difficult for us to respond quickly to changes in demand for our merchandise. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales and results of operations will be adversely affected. If the demand for our merchandise is lower than expected, causing us to hold excess inventory, we would be forced to further discount merchandise, which reduces our gross margins and negatively impacts results of operations and operating cash flows. If the demand for merchandise is stronger than expected, we may not be able to reorder merchandise on a timely basis to meet demand, which may adversely affect sales and customer satisfaction.
We continue to focus on aligning our merchandise assortment to our brand strategy. If these changes take longer than expected or do not resonate with our customers, we will not be able to improve our sales, gross margins and results of operations.
We may be unable to improve the value of our brand and our failure to do so will adversely affect our sales, results of operations, and liquidity.
Our success is driven by the value of the Coldwater Creek brand, which is largely dependent on the success of our product design, merchandise assortment, and marketing efforts and our ability to provide a consistent, high quality customer experience. Our marketing programs, which include loyalty programs, e-commerce platforms and programs, and print media, are designed to improve Coldwater Creek's brand value and to increase traffic to all channels. If we are not able to improve our brand perception and increase traffic, our sales, results of operations, and liquidity will be adversely affected.
The evaluation of strategic alternatives for the Company may adversely affect our business.
In October 2013, the Board of Directors authorized the evaluation of strategic alternatives to enhance value for stockholders. The Executive Committee of the Board of Directors is leading this process and intends to consider a broad range of alternatives, including, but not limited to, partnerships, joint ventures or a sale or merger of the Company. The exploration of strategic alternatives exposes us to risks and uncertainties including, among other things:

•	our stock price could fluctuate significantly in response to developments relating to the strategic review process or market speculation regarding any such developments;

•	if any proposal results in a change in control, it could significantly change our strategic direction or operations of the business;

•	we may experience limitations on our ability to execute effectively upon our business plans because of competing demands on management’s time and attention;

•	we may encounter difficulties in attracting and retaining qualified employees during this process or actions relating to it;

•	we may incur significantly higher expenses for legal fees, third party advisors and other costs associated with this process;

•	we may encounter difficulties in maintaining relationships or arrangements with key vendors, landlords and other parties whose actions have significant influence over our business; and

•	legal actions may be filed against us as a result of this process, which would result in higher litigation costs.
There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction we enter into will prove to be beneficial to our stockholders.
Our cost reduction program may not produce adequate savings and may adversely affect our other initiatives and our business.
Our turnaround has taken longer than we expected leading to lower than expected sales and, despite the benefits from previous cost cutting initiatives and real estate optimization activities, we have continued to report significant operating losses. In October 2013, we announced a new cost reduction program that is expected to generate $20.0 million to $25.0 million in pre-tax savings in fiscal year 2014. Separately, we are evaluating approximately 70 potential lease actions for fiscal 2014 that could result in additional savings. These initiatives may take longer than expected, may not result in the expected expense savings and may adversely affect our other initiatives and our business.
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
We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful and we may incur additional impairment charges.
The success of an individual store location is dependent on the success of the lifestyle center, shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors are difficult to predict with accuracy. Because we enter into long-term financial commitments when leasing retail store locations and incur substantial fixed costs for each store's design, leasehold improvements, fixtures and management information systems, it can be costly for us to close a store that does not prove successful.
The testing of our retail stores' long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. These factors, along with changes in estimates of sales, gross margins, operating earnings and cash flows, may affect the timing and the fair value estimates used in our testing of long-lived assets, which may result in additional impairment charges.
We are subject to significant risks associated with our management information systems, which, if not working properly, could adversely affect our business and results of operations.
We have a number of complex management information systems that are critical to our operations, including systems such as inventory purchasing and management, financial planning, direct segment order processing, retail segment point-of-sale systems, accounting, and human resources. While we regularly evaluate the capabilities and requirements of our information systems, there can be no assurances that our existing information systems will be adequate to support the future needs of our business. We are currently undertaking certain significant information system implementations, modifications and upgrades. Installing new systems and maintaining and upgrading existing systems carries substantial risk, including potential loss of data or information, cost overruns, disruption of operations, lower customer satisfaction, inability to deliver merchandise to our stores or our customers and our potential inability to meet regulatory requirements, any of which would harm our business and may adversely affect our results of operations.
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
We make allowances in our financial statements for anticipated merchandise returns based on historical return rates and future expectations. These allowances may differ from actual merchandise returns as a result of many factors, including the change to our return policy and changes in the merchandise mix, size and fit, actual or perceived quality, differences between the actual product and its presentation in catalogs or on the website, timeliness of delivery, competitive offerings and consumer preferences or confidence. Any significant increase in merchandise returns that exceeds our estimate would result in adjustments to revenue and to cost of sales and may adversely affect our results of operations and cash flows. In addition, we recently changed our return policy to be more restrictive than the previous return policy, and as a result of this change customers may be more reluctant to make purchases and sales could be adversely affected.
If we are unsuccessful in transitioning service providers of our credit card program, our liquidity and results of operations could be adversely affected.
On July 26, 2013, we entered into a Credit Card Program Agreement (the "Program Agreement") with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Under the Program Agreement, ADS will issue co-branded credit cards and private label credit cards to approved new and existing customers. ADS will also purchase the existing co-branded credit card portfolio at a future date from Chase Bank USA, N.A. ("Chase"). During the nine months ended November 2, 2013, we received up-front incentive payments of $23.0 million, which was deferred and will be amortized over the term of the Program Agreement. We are entitled to receive an additional $2.0 million upon the launch of a new private label credit card program. We will also be entitled to future payments after ADS begins issuing credit cards under the Program Agreement for revenue sharing based on a percentage of credit card sales, certain new credit card accounts opened and activated, and profit sharing based on certain profitability measures of the program. Our current credit card program with Chase will remain in place until ADS acquires the existing co-branded credit card portfolio, which is expected to occur in the first half of fiscal 2014. If the efforts to complete the portfolio acquisition are unsuccessful, or if we experience difficulties in the ensuing conversion to ADS systems and support infrastructure, a decrease in credit card sales from our customers, a loss of future payments from the program, and a repayment of the up-front incentive payments may result.
Our success is dependent upon our ability to attract and retain qualified employees and the failure to do so could adversely affect our business.
Our future success depends largely on the contributions and abilities of our employees. For the past few years, we have operated in challenging macroeconomic conditions, and within that environment the performance of our business has lagged behind most of our competitors, as our turnaround has taken longer than we expected. Our cost reduction initiative, especially our recent workforce reduction, has placed a significant burden on our employees, who continue to operate with limited resources. In addition, further cost containment initiatives that we may implement in the future could result in additional employee turnover, causing additional stress on our operational capabilities and potentially harming our ability to operate our business in the manner we have done so in the past. Furthermore, the location of our corporate headquarters in Sandpoint, Idaho, may make it more difficult or costly to attract qualified employees.
We may be unable to manage the complexities of our multi-channel business model, which could adversely affect our results of operations.
The complexity of our multi-channel business model requires a level of expertise to successfully manage operations. As we downsize our workforce in conjunction with our other cost reduction initiatives to adapt to change in our business, we may experience an increase in demands on our managerial, operational and administrative resources, as well as our control environment. If we do not manage these demands, we may not realize the full benefits of our multi-channel business model, which may adversely affect our results of operations.
Our stock price has fluctuated and may continue to fluctuate widely.
The market price for our common stock has fluctuated and will continue to be significantly affected by, among other factors, quarterly operating results, changes in any earnings estimates publicly announced by us or by analysts, customer response to merchandise offerings, timing of retail store openings and closings, and other Company announcements. The reported high and low closing prices of our common stock during the nine months ended November 2, 2013 were $4.00 per share and $0.91 per share, respectively. The current price of our common stock may not be indicative of future market prices. The fluctuation of the market price of our common stock may have a negative impact on our results of operations and liquidity. Changes in the market price of our common stock could considerably affect the valuation of our derivative liability resulting in significant non-cash fluctuations in earnings. In addition, price volatility of our common stock may expose us to stockholder litigation, which could adversely affect our financial condition, results of operations and cash flows.

Our largest stockholders may exert influence over our business regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.
Golden Gate Capital's ownership of shares of our Series A Preferred Stock entitles it to 16.6% of the voting power in any vote of stockholders. In addition, under the Secured Term Loan agreement Golden Gate Capital's consent may be required under certain circumstances in connection with our pursuit of strategic alternatives, such as in connection with a debt refinancing if it includes an amendment to the Secured Term Loan agreement. Dennis Pence, our Chairman of the Board of Directors and co-founder, and Ann Pence, our co-founder, beneficially own common stock that entitle them to 15.4% and 12.4%, respectively, of the outstanding voting power. Either Golden Gate Capital, Dennis Pence or Ann Pence acting independently would have significant influence over and, should they act together, could effectively control the outcome of any matters submitted to stockholders, including the election of directors, approval of business combinations, and other transactions that could result from the Company's ongoing evaluation of strategic alternatives. The interests of these stockholders may not always coincide with the interests of other stockholders, which could have the effect of delaying, deterring or preventing a change of control of the Company or other transaction that may be in the best interests of other stockholders.
We may not be able to maintain our listing on the NASDAQ, which may limit the ability of our stockholders to sell shares of our common stock.
Our common stock is currently listed on the NASDAQ Global Select Market and we are required to meet specified financial requirements to maintain this listing, one of which is that we maintain a minimum closing price of at least $1.00 per share for our common stock. Our common stock has recently traded below $1.00 per share. If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may be at risk of delisting. There is no assurance that we will be able to maintain, or would be successful in regaining compliance with, the minimum price requirements in the future. Delisting, or even the issuance of a notice of potential delisting, could have a material adverse effect on the price of our shares and our ability to issue additional securities, secure financing, or complete a change in control of the Company. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which would adversely affect the market liquidity of our common stock, security analysts’ coverage of us could be reduced and customer, investor, supplier and employee confidence may be diminished.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sandpoint, State of Idaho, on this 12th day of December 2013.

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